Form 10-Q
period 2000-03-31
ANTIGENICS INC /DE/
filed 2000-05-15
CIK 1098972

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2000               Commission File No. 000-29089


                                 ANTIGENICS INC.
             (Exact Name of Registrant as Specified in its Charter)


       DELAWARE                                        06-1562417
(State of Incorporation)                (I.R.S. Employer Identification Number)


            630 FIFTH STREET, SUITE 2100, NEW YORK , NEW YORK, 10111
                    (Address of Principal Executive Offices)


                                 (212) 332-4774
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]                                  NO [_]

Number of shares outstanding of the registrant's Common Stock as of May 10, 2000:

Common Stock, par value $.01                24,777,845 shares outstanding

                                 ANTIGENICS INC.

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1 - Unaudited Financial Statements

      Balance Sheets (Unaudited)
           December 31, 1999 and March 31, 2000........................    2

      Statements of Operations (Unaudited)
           For the Three months ended March 31, 1999 and 2000 and
           for the period from March 31, 1994 (date of inception)
           to March 31, 2000...........................................    3

      Statements of Stockholders' Equity (Unaudited)
           For the Three Months ended March 31, 2000 and for the
           period from March 31, 1994 (date of inception) to
           March 31, 2000..............................................    4

      Statements of Cash Flows (Unaudited)
           For the Three months ended March 31, 1999 and 2000 and
           for the period from March 31, 1994 (date of inception)
           to March 31, 2000...........................................    5

      Notes to Unaudited Financial Statements..........................    6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............    8

Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk.................................................   11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................   12

Item 2 - Use of Proceeds...............................................   12

Item 3 - Defaults Upon Senior Securities...............................   12

Item 4 - Submission of Matters to a Vote of Security Holders...........   12

Item 5 - Other Information.............................................   12

Item 6(a) - Exhibits...................................................   12

Item 6(b) - Reports on Form 8-K........................................   12

Signatures ............................................................   13

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements



                                ANTIGENICS INC.
                          (a development stage company)

                                 Balance Sheets
                              December 31, 1999 and
                                 March 31, 2000

                                                                                                          MARCH 31,
                                                                                   DECEMBER 31,             2000
                                                                                      1999              (UNAUDITED)
                                                                                  ------------         -------------
                                        ASSETS
Cash and cash equivalents                                                         $ 46,417,942           109,388,844
Prepaid expenses                                                                       103,204               493,064
Deferred public offering costs                                                         559,417                    --
Due from related party                                                                     240                    --
Other assets                                                                           591,134               625,694
                                                                                  ------------         -------------

               Total current assets                                                 47,671,937           110,507,602

Plant and equipment, net                                                             8,034,598             8,067,952
Other assets                                                                           297,646               448,522
                                                                                  ------------         -------------

               Total assets                                                       $ 56,004,181           119,024,076
                                                                                  ============         =============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $    424,673             1,055,351
Accrued liabilities                                                                    933,440               696,243
Due to related party                                                                        --                 7,079
Current portion, long-term debt                                                        812,702               842,654
                                                                                  ------------         -------------
               Total current liabilities                                             2,170,815             2,601,327

Long-term debt                                                                       2,155,005             1,932,510

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01 per share; 1,000,000 shares
      authorized; no shares issued and outstanding                                          --                    --
   Common stock, par value $0.01 per share; 100,000,000 shares authorized;
     20,715,942 and 24,777,246 shares issued and
     outstanding at December 31, 1999 and March 31, 2000, respectively                 207,159               247,772
   Additional paid-in capital                                                       89,747,036           157,966,997
   Deferred compensation                                                              (659,081)           (1,744,581)
   Deficit accumulated during development stage                                    (37,616,753)          (41,979,949)
                                                                                  ------------         -------------
               Total stockholders' equity                                           51,678,361           114,490,239


                                                                                  ------------         -------------
               Total liabilities and stockholders' equity                         $ 56,004,181         $ 119,024,076
                                                                                  ============         =============


See accompanying notes to unaudited financial statements.

                                ANTIGENICS INC.
                          (a development stage company)

                            Statements of Operations

  For the three months ended March 31, 1999 and 2000, and for the period from
              March 31, 1994 (date of inception) to March 31, 2000

                                   (unaudited)


                                                                                                MARCH 31,
                                                                                                 1994
                                                                                                (date of
                                                          Three months ended March 31,        inception) to
                                                      ---------------------------------         March 31,
                                                          1999                2000                2000
                                                      ------------         -----------         -----------
Revenue                                               $         --                  --                  --

Expenses:
   Research and development:
             Related party                                  (8,250)            (13,268)            (85,898)
             Other                                      (2,490,609)         (3,354,599)        (25,796,423)
                                                      ------------         -----------         -----------
                                                        (2,498,859)         (3,367,867)        (25,882,321)

   General and administrative:
             Related party                                 (44,227)            (75,185)         (1,344,740)
             Other                                      (1,224,658)         (1,626,685)        (16,246,991)
                                                      ------------         -----------         -----------
                                                        (1,268,885)         (1,701,870)        (17,591,731)

   Depreciation and amortization                           (79,361)           (359,793)         (2,061,551)
                                                      ------------         -----------         -----------
             Operating loss                             (3,847,105)         (5,429,530)        (45,535,603)

Other income/(expense):
   Non-operating income                                         --                  --             259,988
   Interest expense                                        (35,632)           (105,781)           (397,178)
   Interest income                                         252,625           1,172,115           3,692,844
                                                      ------------         -----------         -----------

             Net loss                                 $ (3,630,112)         (4,363,196)        (41,979,949)
                                                      ============         ===========         ===========

Net loss per share,
   basic and diluted                                  $     (0.20)              (0.19)
                                                      ============         ===========

Weighted average number of shares outstanding,
   basic and diluted                                    17,902,617          22,990,922
                                                      ============         ===========


See accompanying notes to unaudited financial statements.

                                ANTIGENICS INC.
                          (a development stage company)

                       Statements of Stockholders' Equity
                  For the three months ended March 31, 2000 and
               the period from March 31, 1994 (date of inception)
                                to March 31, 2000
                                   (unaudited)



                                                                        COMMON STOCK
                                                              ---------------------------------
                                                                                                      ADDITIONAL       SUBSCRIPTION
                                                                                                        PAID-              NOTES
                                                               NUMBER OF SHARES      PAR VALUE        IN CAPITAL         RECEIVABLE
                                                               ----------------      ---------        ----------         ----------
Balance at March 31, 1994                                                  --       $        --                                  --
    Net loss                                                               --                --                                  --
    Issuance of common stock to founders during 1994,
    for cash, $.03 per share                                       11,216,590           112,166            287,844               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1994                                       11,216,590           112,166            287,844               --

    Net loss                                                               --                --                                  --
    Issuance of common stock in connection with the
    recapitalization in December 1995, $1.45 per share              1,032,202            10,322          1,489,678         (150,000)
    Grant of common stock                                           1,513,896            15,139          2,184,861               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1995                                       13,762,688           137,627          3,962,383         (150,000)

    Net loss                                                               --                --                                  --
    Deferred compensation on stock options                                 --                --            781,200               --
    Grant and recognition of stock options                                 --                --          1,116,815               --
    Payment of subscription notes receivable                               --                --                 --          150,000
    Issuance of common stock in private placement from
    March 13, 1996 to December 31, 1996, $6.50 per share            1,636,383            16,364         10,583,636         (250,000)
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1996                                       15,399,071           153,991         16,444,034         (250,000)

    Net loss                                                               --                --                                  --
    Payment of subscription notes receivable                               --                --                             250,000
    Deferred compensation on stock options                                 --                --            144,004               --
    Grant and recognition of stock options                                 --                --             62,815               --
    Issuance of common stock in private placement from
    September 8, 1997 to December 31, 1997, $11.17 per share          660,953             6,609          7,378,391               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1997                                       16,060,024           160,600         24,029,244               --

    Net loss                                                               --                --                 --               --
    Deferred compensation on stock options                                 --                --            493,701               --
    Grant and recognition of stock options                                 --                --            838,654               --
    Exercise of stock options                                          38,536               385            249,615               --
    Issuance of common stock in private placement from
    January 1, 1998 to December 31, 1998, $11.17 per share          1,797,063            17,971         20,059,014       (2,102,000)
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1998                                       17,895,623           178,956         45,670,228       (2,102,000)

    Net loss                                                               --                --                 --               --
    Payment of subscription notes receivable                               --                --                 --        2,102,000
    Deferred compensation on stock options                                 --                --            354,009               --
    Grant and recognition of stock options                                 --                --          4,718,582               --
    Exercise of stock options                                           1,720                17                 83               --
    Issuance of common stock in private placement in
    January 1999, $11.17 per share                                      9,806                98            109,902               --
    Issuance of common stock and warrants in private
    placement on November 31, 1999, $13.96 per share
   (net of issuance costs of $293,000)                              2,808,793            28,088         38,894,232               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1999                                       20,715,942           207,159         89,747,036               --

    Net loss                                                               --                --                 --               --
    Deferred compensation on stock options                                 --                --          1,213,214               --
    Grant and recognition of stock options and warrants                    --                --            741,694               --
    Exercise of stock options and warrants                             36,304               363             76,142               --
    Issuance of common stock in IPO on February 9,
    2000, $18 per share (net of issuance costs of
    $6,220,839)                                                     4,025,000            40,250         66,188,911               --
                                                                  -----------       -----------       ------------      -----------

Balance at March 31, 2000                                          24,777,246       $   247,772        157,966,997               --
                                                                  ===========       ===========       ============      ===========


                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                                      DURING
                                                                   DEFERRED          DEVELOPMENT
                                                                 COMPENSATION          STAGE             TOTAL
                                                                  -----------       -----------       ------------
Balance at March 31, 1994                                                  --                --                 --
    Net loss                                                               --          (183,440)          (183,440)
    Issuance of common stock to founders during 1994,
    for cash, $.03 per share                                               --                --            400,010
                                                                  -----------       -----------       ------------
Balance at December 31, 1994                                               --          (183,440)           216,570

    Net loss                                                               --        (3,226,579)        (3,226,579)
      Issuance of common stock in connection with the
      recapitalization in December 1995, $1.45 per share                   --                --          1,350,000
    Grant of common stock                                                  --                --          2,200,000
                                                                  -----------       -----------       ------------
Balance at December 31, 1995                                               --        (3,410,019)           539,991

    Net loss                                                               --        (3,345,898)        (3,345,898)
    Deferred compensation on stock options                           (781,200)               --                 --
    Grant and recognition of stock options                            347,200                --          1,464,015
    Payment of subscription notes receivable                               --                --            150,000
    Issuance of common stock in private placement from
    March 13, 1996 to December 31, 1996, $6.50 per share                   --                --         10,350,000
                                                                  -----------       -----------       ------------
Balance at December 31, 1996                                         (434,000)       (6,755,917)         9,158,108

    Net loss                                                               --        (3,832,527)        (3,832,527)
    Payment of subscription notes receivable                               --                --            250,000
    Deferred compensation on stock options                           (144,004)               --                 --
    Grant and recognition of stock options                            188,373                --            251,188
    Issuance of common stock in private placement from
    September 8, 1997 to December 31, 1997, $11.17 per share               --                --          7,385,000
                                                                  -----------       -----------       ------------
Balance at December 31, 1997                                         (389,631)      (10,588,444)        13,211,769

    Net loss                                                               --        (8,904,032)        (8,904,032)
    Deferred compensation on stock options                           (493,701)               --                 --
    Grant and recognition of stock options                            269,787                --          1,108,441
    Exercise of stock options                                              --                --            250,000
    Issuance of common stock in private placement from
    January 1, 1998 to December 31, 1998, $11.17 per share                 --                --         17,974,985
                                                                  -----------       -----------       ------------
Balance at December 31, 1998                                         (613,545)      (19,492,476)        23,641,163

    Net loss                                                               --       (18,124,277)       (18,124,277)
    Payment of subscription notes receivable                               --                --          2,102,000
    Deferred compensation on stock options                           (354,009)               --                 --
    Grant and recognition of stock options                            308,473                --          5,027,055
    Exercise of stock options                                              --                --                100
    Issuance of common stock in private placement in
    January 1999, $11.17 per share                                         --                --            110,000
    Issuance of common stock and warrants in private
    placement on November 31, 1999, $13.96 per share
    (net of issuance costs of $293,000)                                    --                --         38,922,320
                                                                  -----------       -----------       ------------
Balance at December 31, 1999                                         (659,081)      (37,616,753)        51,678,361

    Net loss                                                               --        (4,363,196)        (4,363,196)
    Deferred compensation on stock options                         (1,213,214)               --                 --
    Grant and recognition of stock options and warrants               127,714                --            869,408
    Exercise of stock options and warrants                                 --                --             76,505
    Issuance of common stock in IPO on February 9,
    2000, $18 per share (net of issuance costs of
    $  6,220,839)                                                          --                --         66,229,161
                                                                  -----------       -----------       ------------
Balance at March 31, 2000                                          (1,744,581)      (41,979,949)       114,490,239
                                                                  ===========       ===========       ============


See accompanying notes to unaudited financial statements.

                                ANTIGENICS INC.
                          (a development stage company)


                            Statements of Cash Flows
             For the three months ended March 31, 1999 and 2000 and
             for the period from March 31, 1994 (date of inception)
                                to March 31, 2000
                                   (unaudited)




                                                                                                                    MARCH 31,
                                                                                                                      1994
                                                                                                                    (DATE OF
                                                                                                                  INCEPTION) TO
                                                                                      MARCH 31,                      MARCH 31,
                                                                            -----------------------------
                                                                                   1999            2000             2000
                                                                            ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                                 $ (3,630,112)        (4,363,196)       (41,979,949)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                            79,361            359,793          2,061,551
         Stock options, warrants and Predecessor Company stock options         1,085,562            869,408          8,720,107
         Common stock grant                                                         --                 --            2,200,000
   Changes in operating assets and liabilities:
         Other assets                                                            (30,156)          (185,436)        (1,074,216)
         Prepaid assets                                                          (45,512)          (389,860)          (493,064)
         Organization costs                                                         --                 --              (32,934)
         Accounts payable                                                        291,812            630,678          1,055,351
         Accrued liabilities                                                      39,244           (237,197)           696,243
         Due to/from related party, net                                          (33,418)             7,319              7,079
                                                                            ------------       ------------       ------------
               Net cash used in operating activities                          (2,243,219)        (3,308,491)       (28,839,832)
                                                                            ------------       ------------       ------------

Cash flows from investing activities:
   Purchase of plant and equipment                                            (2,908,451)          (393,147)       (10,128,511)
   Proceeds from the sale of plant and equipment                                    --                 --               31,942
                                                                            ------------       ------------       ------------
               Net cash used in investing activities                          (2,908,451)          (393,147)       (10,096,569)
                                                                            ------------       ------------       ------------

Cash flows from financing activities:
   Net proceeds from sale of equity                                              110,000         66,788,578        145,223,476
   Subscriptions receivable                                                    2,102,000               --                 --
   Exercise of stock options and warrants                                           --               76,505            326,605
   Proceeds from long-term debt                                                  260,071               --            3,480,542
   Payments of long-term debt                                                    (52,000)          (192,543)          (705,378)
                                                                            ------------       ------------       ------------
               Net cash provided by financing
                 activities                                                    2,420,071         66,672,540        148,325,245
                                                                            ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents                          (2,731,599)        62,970,902        109,388,844
Cash and cash equivalents at beginning
   of period                                                                  22,168,049         46,417,942               --
                                                                            ------------       ------------       ------------
Cash and cash equivalents at end of period                                  $ 19,436,450        109,388,844        109,388,844
                                                                            ============       ============       ============
Supplemental cash flow information:
   Interest paid                                                            $     35,632            105,781            397,178
                                                                            ============       ============       ============

See accompanying notes to unaudited financial statements.

                                 ANTIGENICS INC.
                         (a development stage company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited financial statements of Antigenics Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2000.


NOTE B - INITIAL PUBLIC OFFERING

On February 9, 2000, the Company completed an initial public offering (the "IPO") of 4,025,000 shares of common stock at $18 per share. Gross proceeds to the Company before deduction of offering expenses of approximately $6,221,000 were $72,450,000. Concurrent with the completion of the IPO, the Company was converted from a limited liability company to a corporation. All members of the limited liability company exchanged their respective member interests for shares of common stock in the corporation. The financial statements have been retroactively adjusted to reflect the conversion from a limited liability company to a corporation and the exchange of each unit of members' equity into
172.0336 shares of common stock.

NOTE C - INCOME TAXES

Prior to converting to a corporation, as a limited liability company, no federal, state or local income taxes were levied on the Company. Each member of the Company was individually responsible for reporting their share of the Company's net income or loss on their personal tax returns. As a result, the Company will not be able to offset future taxable income, if any, against losses incurred prior to the conversion to a corporation.

Given the Company's history of incurring operating losses, management believes that it is more likely than not that any deferred tax assets, net of deferred tax liabilities, will not be realized. Therefore, there is no income tax benefit in the accompanying financial statements because of a loss before income taxes and the need to recognize a valuation allowance on net deferred tax assets.

Income taxes are accounted for under the asset and liability method. Beginning February 9, 2000, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recorded when they more likely than not are able to be realized.


NOTE D - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires the calculation and presentation of "Basic" and "Diluted" earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options and stock warrants. Because Antigenics reports a net loss, diluted earnings per share is the same as basic earnings per share because the effect of outstanding stock options and stock warrants being added to weighted average shares outstanding would reduce the net loss per share. Therefore, outstanding stock options and stock warrants are not included in the calculation.



NOTE E - STOCK-BASED COMPENSATION PLANS

EMPLOYEE STOCK PURCHASE PLAN

In connection with the IPO, the board of directors approved an employee stock purchase plan. The plan is also subject to approval by the stockholders at the May 2000 stockholders' meeting. Under the plan, employees may purchase shares of common stock at a discount from fair market value. There are 300,000 shares of common stock reserved for issuance under the purchase plan. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code of 1986, as amended. Rights to purchase common stock under the purchase plan are granted at the discretion of the compensation committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The plan terminates on November 15, 2009. As of March 31, 2000, no shares of common stock have been issued under the purchase plan.



EQUITY INCENTIVE PLAN

In connection with the IPO, the board of directors approved an employee equity incentive plan. The Company's equity incentive plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options for the purchase of an aggregate of 4,800,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to employees and, in the case of non-qualified stock options, to outside advisors and directors of Antigenics. The board of directors has appointed the compensation committee to administer the equity plan. The grant of incentive stock options to employees is subject to approval by the stockholders at the May 18, 2000 stockholders' meeting.

During the three months ended March 31, 2000, the Company granted approximately 233,000 non-qualified stock options to employees and directors with exercise prices at or below the fair value of the underlying shares at the date of grant. These options were granted at a weighted average exercise price of $12.55 per share. In addition, the Company granted approximately 36,000 non-qualified stock options to outside advisors of which approximately 22,000 options vested immediately and the remainder vest over periods up five years. These options were granted at a weighted average exercise price of $14.48 per share.

The Company recorded a charge to operations related to the grants of options to employees and directors for the three months ended March 31, 1999 and 2000, of approximately $78,000 and $128,000, respectively. For the three months ended March 31, 1999 and 2000, the charge to operations related to options granted and earned by outside advisors totaled approximately $1,036,000 and $742,000, respectively.

NOTE F - COMMITMENTS

On February 11, 2000, the Company entered into a research agreement with The University of Texas M.D. Anderson Cancer Center ("MDA") to conduct clinical studies. The Company is required to pay MDA a total of approximately $358,000 for the clinical study of approximately 35 patients. The first installment was paid upon signing the agreement.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead immunotherapeutic, Oncophage. Our business activities have included:

      -     establishing manufacturing capabilities;

      -     product research and development;

      -     manufacturing immunotherapeutics for clinical trials;

      -     regulatory and clinical affairs; and

      -     intellectual property prosecution.

We have incurred significant losses since our inception because we have not generated any revenues. As of March 31, 2000, we had an accumulated deficit of approximately $41,980,000. We expect to continue to incur net losses over the next several years as we complete our Oncophage clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations. We have been dependent on equity and debt financings to fund our business activities. Our financial results may vary depending on many factors, including:

      -     the progress of Oncophage in the regulatory process;

      - the acceleration of our other immunotherapeutic candidates into preclinical and clinical trials;

      - our investment in manufacturing process development and in manufacturing capacity for Oncophage and other product candidates;

      - development of a sales and marketing staff and initial sales activities if Oncophage is approved for commercialization; and

      -     the progress of our other research and development efforts.


                        HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Revenue: We generated no revenue during the three months ended March 31, 2000 or during the three months ended March 31, 1999.

Research and Development: Research and development expense increased 34.8% to $3,368,000 for the three months ended March 31, 2000 from $2,499,000 for the three months ended March 31, 1999. The increase was primarily due to the increase in our staff to support our expanded research and development activities, which increased costs by $728,000. Costs associated with operating our new manufacturing facility, and other ongoing development activities increased costs by $194,000 and $86,000, respectively. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees from $579,000 for the three months ended March 31, 1999 to $440,000 for the three months ended March 31, 2000. Research and development expenses consist primarily of compensation for our employees and outside advisors conducting research and development work, costs associated with our sponsored research at the University of Connecticut, costs associated with the operation of our manufacturing and laboratory facility and the costs to support our Oncophage clinical trials.

General and Administrative: General and administrative expenses increased 34.1% to $1,702,000 for the three months ended March 31, 2000 from $1,269,000 for the three months ended March 31, 1999. The increase was primarily due to the growth in the number of our employees to support our expanded business operations that increased costs by $231,000, and increased costs related to operating as a public company of $115,000. This increase was partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $429,000 for the three months ended March 31, 2000 from $535,000 for the three months ended March 31, 1999. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Depreciation and Amortization: Depreciation and amortization expense increased 355.7% to $360,000 for the three months ended March 31, 2000 from $79,000 for the three months ended March 31, 1999. This increase was due to the depreciation expense of our new 30,225 square foot manufacturing and laboratory facility and related equipment placed in service during the second quarter of 1999.

Interest Income: Interest income increased 363.2% to $1,172,000 for the three months ended March 31, 2000 from $253,000 for the three months ended March 31, 1999. This increase was principally attributable to a higher average cash and cash equivalents balance during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as a result of net proceeds of $38,907,000 from a private equity financing completed in November 1999 and $66,229,000 from our initial public offering completed in February 2000.

Interest expense: Interest expense increased 194.4% to $106,000 for the three months ended March 31, 2000 from $36,000 for the three months ended March 31, 1999 due to the increased borrowings under a credit facility to fund the construction of our manufacturing and laboratory facility.

The Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements reflecting management's current expectations regarding our future performance. These expectations are based on certain assumptions regarding the timing of our clinical trials, the efficacy of products, the availability of capital and other factors relating to our growth. These expectations may not materialize if product development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in our registration statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and at March 31, 2000, we had incurred an accumulated deficit of $41,980,000. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. Most recently, we have completed an initial public offering that raised net proceeds of $66,229,000. From our inception through March 31, 2000, we raised aggregate net proceeds of $145,223,000 through the sale of equity and borrowed $3,481,000 under our $5,000,000 credit facility. We expect that we will fund our capital expenditures and growing operations over the next two years with current working capital. Our future capital requirements include, but are not limited to, supporting our Oncophage clinical trial efforts and continuing our other research and development programs. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital.

Our cash and cash equivalents at March 31, 2000, were $109,389,000, an increase of $62,971,000 from December 31, 1999. During the three months ended March 31, 2000 we used cash primarily to finance operations, including our Oncophage clinical trials.

Net cash used in operating activities for the three months ended March 31, 1999 and 2000 was $2,243,000 and $3,308,000. The increase resulted from the increase in the number of our Oncophage clinical trials and general expansion of our operations.

Net cash used in investing activities for the three months ended March 31, 1999 and 2000 was $2,908,000 and $393,000. The investments were primarily for the purchase of equipment, furniture and fixtures, and in 1999 the construction of our manufacturing and laboratory facility which was primarily completed during the second quarter of 1999. During 1999, we partially financed our new manufacturing and laboratory facility in Woburn, Massachusetts through the $5,000,000 credit facility discussed below and available cash balances.

Net cash provided by financing activities was $2,420,000 and $66,673,000 for the three months ended March 31, 1999 and 2000. Since inception, our primary source of financing has been from equity investments. During the three months ended March 31, 1999 and 2000, sales of equity and, in 2000, exercises of stock options and warrants, totaled approximately $2,212,000 and $66,865,000. At March 31, 2000, we had outstanding $2,775,000 under our credit facility, which was used to finance the construction of our manufacturing and laboratory facility and to purchase related equipment. Loans that were drawn down on the credit facility are secured by the specific assets, including leasehold improvements, which they finance.

                                     OTHER

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, will be effective for our fiscal year beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on our financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance on the accounting for stock-based compensation grants to employees and directors. The interpretation will be applied prospectively beginning July 1, 2000. We are evaluating FIN 44 and the effect it may have on the financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to make capital expenditures. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposures. There has been no change since the fiscal year ended December 31, 1999 with respect to our interest rate exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

                           PART II - OTHER INFORMATION

Item 1 - None

Item 2 - Use of Proceeds from Registered Securities

         On February 3, 2000 the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-91747) effective in connection with the initial public offering of 4,025,000 shares of our common stock. U.S. Bancorp Piper Jaffray Inc. and FleetBoston
         Robertson Stephens Inc. served as managing underwriters of the offering.

         On February 9, 2000, we sold 4,025,000 shares of our common stock (including the underwriters' overallotment option) at $18 per share to the underwriters. We received net proceeds from the initial public offering of approximately $66,229,000 reflecting gross proceeds of $72,450,000 net of underwriter commissions of approximately $5,071,500 and other offering costs of approximately $1,149,500.

         We have used the following net offering proceeds as of March 31, 2000: approximately $334,000 for fixed asset additions, $65,000 for debt obligations and $1,854,000 for operations.

         The offering has terminated with the sale of all of the securities that were registered.

Items 3-5 - None

Item 6(a) - Exhibits

      EXHIBITS                            DESCRIPTION

         27       Financial Data Schedule

Item 6(b) - Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 ANTIGENICS INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ANTIGENICS INC.





Date:  May 15, 2000           /s/ Garo H. Armen
                              -------------------------------------------------
                              Garo H. Armen
                              President and Chief Executive Officer (Principal
                                Accounting Officer)

                                 ANTIGENICS INC.
                                  EXHIBIT INDEX



   EXHIBIT NO.                  DESCRIPTION
   -----------                  -----------


         27       Financial Data Schedule