Form 10-Q
period 2000-06-30
ANTIGENICS INC /DE/
filed 2000-08-14
CIK 1098972

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2000               Commission File No. 000-29089


                                 ANTIGENICS INC.
             (Exact Name of Registrant as Specified in its Charter)


       DELAWARE                                        06-1562417
(State of Incorporation)                (I.R.S. Employer Identification Number)


            630 FIFTH STREET, SUITE 2100, NEW YORK, NEW YORK, 10111
                    (Address of Principal Executive Offices)


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

YES [X]                                  NO [_]

Number of shares outstanding of the registrant's Common Stock as of August 7, 2000:

Common Stock, par value $.01                      24,795,751 shares outstanding

                                 ANTIGENICS INC.

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1 - Unaudited Financial Statements

      Balance Sheets (Unaudited)
           December 31, 1999 and June 30, 2000........................    1

      Statements of Operations (Unaudited)
           For the Three and Six Months ended June 30, 1999 and 2000, and for the period from March 31, 1994 (date of inception)
           to June 30, 2000...........................................    2

      Statements of Stockholders' Equity (Unaudited)
           For the Six Months ended June 30, 2000 and for the
           period from March 31, 1994 (date of inception) to
           June 30, 2000..............................................    3

      Statements of Cash Flows (Unaudited)
           For the Three and Six Months ended June 30, 1999 and 2000 and for the period from March 31, 1994 (date of inception)
           to June 30, 2000...........................................    4

      Notes to Unaudited Financial Statements..........................   5

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............   8

Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk.................................................   11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................   12

Item 2 - Use of Proceeds from Registered Securities....................   12

Item 3 - Defaults Upon Senior Securities...............................   12

Item 4 - Submission of Matters to a Vote of Security Holders...........   12

Item 5 - Other Information.............................................   13

Item 6(a) - Exhibits...................................................   13

Item 6(b) - Reports on Form 8-K........................................   13

Signatures ............................................................   14

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements



                                 ANTIGENICS INC.
                          (a development stage company)

                                 Balance Sheets
                              December 31, 1999 and
                                  June 30, 2000

                                                                                                          JUNE 30,
                                                                                   DECEMBER 31,             2000
                                                                                      1999              (UNAUDITED)
                                                                                  ------------         -------------
                                        ASSETS
Cash and cash equivalents                                                         $ 46,417,942           105,140,814
Prepaid expenses                                                                       103,204               454,755
Deferred public offering costs                                                         559,417                    --
Due from related party                                                                     240                    --
Other assets                                                                           591,134               625,394
                                                                                  ------------         -------------

               Total current assets                                                 47,671,937           106,220,963

Plant and equipment, net                                                             8,034,598             8,228,701
Other assets                                                                           297,646               741,086
                                                                                  ------------         -------------

               Total assets                                                       $ 56,004,181           115,190,750
                                                                                  ============         =============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $    424,673             1,024,310
Accrued liabilities                                                                    933,440               867,712
Due to related party                                                                        --                12,349
Current portion, long-term debt                                                        812,702               873,711
                                                                                  ------------         -------------
               Total current liabilities                                             2,170,815             2,778,082

Long-term debt                                                                       2,155,005             1,702,084

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, par value $0.01 per share; 1,000,000 shares
      authorized; no shares issued and outstanding                                          --                    --
   Common stock, par value $0.01 per share; 100,000,000 shares authorized;
     20,715,942 and 24,795,146 shares issued and
     outstanding at December 31, 1999 and June 30, 2000, respectively                  207,159               247,951
   Additional paid-in capital                                                       89,747,036           158,666,170
   Deferred compensation                                                              (659,081)           (1,377,678)
   Deficit accumulated during development stage                                    (37,616,753)          (46,825,859)
                                                                                  ------------         -------------
               Total stockholders' equity                                           51,678,361           110,710,584


                                                                                  ------------         -------------
               Total liabilities and stockholders' equity                         $ 56,004,181         $ 115,190,750
                                                                                  ============         =============


See accompanying notes to unaudited financial statements.

                                 ANTIGENICS INC.
                          (a development stage company)

                            Statements of Operations

     For the three and six months ended June 30, 1999 and 2000, and for the period from March 31, 1994 (date of inception) to June 30, 2000

                                   (unaudited)

                                                                                                                  MARCH 31,
                                                                                                                    1994
                                                                                                                   (date of
                                                  Three months ended June 30,      Six months ended June 30,     inception) to
                                                     1999            2000            1999              2000      June 30, 2000
                                                 ------------    ------------    ------------    ------------    -------------
Revenue                                          $       --              --              --              --              --

Expenses:
   Research and development:
             Related party                             (8,250)        (13,365)        (16,500)        (26,633)        (99,263)
             Other                                 (2,305,554)     (3,807,389)     (4,796,163)     (7,161,988)    (29,603,812)
                                                 ------------    ------------    ------------    ------------    ------------
                                                   (2,313,804)     (3,820,754)     (4,812,663)     (7,188,621)    (29,703,075)

   General and administrative:
             Related party                            (63,552)        (82,065)       (107,779)       (157,250)     (1,426,805)
             Other                                 (1,107,707)     (2,127,251)     (2,332,365)     (3,753,936)    (18,374,242)
                                                 ------------    ------------    ------------    ------------    ------------
                                                   (1,171,259)     (2,209,316)     (2,440,144)     (3,911,186)    (19,801,047)

   Depreciation and amortization                     (260,213)       (360,255)       (339,574)       (720,048)     (2,421,806)
                                                 ------------    ------------    ------------    ------------    ------------
             Operating loss                        (3,745,276)     (6,390,325)     (7,592,381)    (11,819,855)    (51,925,928)

Other income/(expense):
   Non-operating income                                  --              --              --              --           259,988
   Interest expense                                   (49,579)        (98,956)        (85,211)       (204,737)       (496,134)
   Interest income                                    207,816       1,643,371         460,441       2,815,486       5,336,215
                                                 ------------    ------------    ------------    ------------    ------------

             Net loss                            $ (3,587,039)     (4,845,910)     (7,217,151)     (9,209,106)    (46,825,859)
                                                 ============    ============    ============    ============    ============

Net loss per share,
   basic and diluted                             $      (0.20)          (0.20)          (0.40)          (0.39)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding,
   basic and diluted                               17,906,228      24,777,185      17,904,433      23,884,054
                                                 ============    ============    ============    ============


See accompanying notes to unaudited financial statements.

                                ANTIGENICS INC.
                         (a development stage company)

                       Statements of Stockholders' Equity
                   For the six months ended June 30, 2000 and
               the period from March 31, 1994 (date of inception)
                                to June 30, 2000
                                  (unaudited)


                                                                        COMMON STOCK
                                                              ---------------------------------
                                                                                                      ADDITIONAL       SUBSCRIPTION
                                                                                                        PAID-              NOTES
                                                               NUMBER OF SHARES      PAR VALUE        IN CAPITAL         RECEIVABLE
                                                               ----------------      ---------        ----------         ----------
Balance at March 31, 1994                                                  --       $        --                 --               --
    Net loss                                                               --                --                 --               --
    Issuance of common stock to founders during 1994,
    for cash, $.03 per share                                       11,216,590           112,166            287,844               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1994                                       11,216,590           112,166            287,844               --

    Net loss                                                               --                --                 --               --
    Issuance of common stock in connection with the
    recapitalization in December 1995, $1.45 per share              1,032,202            10,322          1,489,678         (150,000)
    Grant of common stock                                           1,513,896            15,139          2,184,861               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1995                                       13,762,688           137,627          3,962,383         (150,000)

    Net loss                                                               --                --                 --               --
    Deferred compensation on stock options                                 --                --            781,200               --
    Grant and recognition of stock options                                 --                --          1,116,815               --
    Payment of subscription notes receivable                               --                --                 --          150,000
    Issuance of common stock in private placement from
    March 13, 1996 to December 31, 1996, $6.50 per share            1,636,383            16,364         10,583,636         (250,000)
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1996                                       15,399,071           153,991         16,444,034         (250,000)

    Net loss                                                               --                --                 --               --
    Payment of subscription notes receivable                               --                --                 --          250,000
    Deferred compensation on stock options                                 --                --            144,004               --
    Grant and recognition of stock options                                 --                --             62,815               --
    Issuance of common stock in private placement from
    September 8, 1997 to December 31, 1997, $11.17 per share          660,953             6,609          7,378,391               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1997                                       16,060,024           160,600         24,029,244               --

    Net loss                                                               --                --                 --               --
    Deferred compensation on stock options                                 --                --            493,701               --
    Grant and recognition of stock options                                 --                --            838,654               --
    Exercise of stock options                                          38,536               385            249,615               --
    Issuance of common stock in private placement from
    January 1, 1998 to December 31, 1998, $11.17 per share          1,797,063            17,971         20,059,014       (2,102,000)
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1998                                       17,895,623           178,956         45,670,228       (2,102,000)

    Net loss                                                               --                --                 --               --
    Payment of subscription notes receivable                               --                --                 --        2,102,000
    Deferred compensation on stock options                                 --                --            354,009               --
    Grant and recognition of stock options                                 --                --          4,718,582               --
    Exercise of stock options                                           1,720                17                 83               --
    Issuance of common stock in private placement in
    January 1999, $11.17 per share                                      9,806                98            109,902               --
    Issuance of common stock and warrants in private
    placement on November 31, 1999, $13.96 per share
   (net of issuance costs of $293,000)                              2,808,793            28,088         38,894,232               --
                                                                  -----------       -----------       ------------      -----------
Balance at December 31, 1999                                       20,715,942           207,159         89,747,036               --

    Net loss                                                               --                --                 --               --
    Deferred compensation on stock options                                 --                --            976,714               --
    Grant and recognition of stock options and warrants                    --                --          1,427,578               --
    Exercise of stock options and warrants                             54,204               542            325,931               --
    Issuance of common stock in IPO on February 9,
    2000, $18 per share (net of issuance costs of
    $6,220,839)                                                     4,025,000            40,250         66,188,911               --
                                                                  -----------       -----------       ------------      -----------

Balance at June 30, 2000                                           24,795,146        $  247,951        158,666,170               --
                                                                  ===========       ===========       ============      ===========


                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                                      DURING
                                                                   DEFERRED          DEVELOPMENT
                                                                 COMPENSATION          STAGE             TOTAL
                                                                  -----------       -----------       ------------

Balance at March 31, 1994                                                  --                --                 --
    Net loss                                                               --          (183,440)          (183,440)
    Issuance of common stock to founders during 1994,
    for cash, $.03 per share                                               --                --            400,010
                                                                  -----------       -----------       ------------
Balance at December 31, 1994                                               --          (183,440)           216,570

    Net loss                                                               --        (3,226,579)        (3,226,579)
      Issuance of common stock in connection with the
      recapitalization in December 1995, $1.45 per share                   --                --          1,350,000
    Grant of common stock                                                  --                --          2,200,000
                                                                  -----------       -----------       ------------
Balance at December 31, 1995                                               --        (3,410,019)           539,991

    Net loss                                                               --        (3,345,898)        (3,345,898)
    Deferred compensation on stock options                           (781,200)               --                 --
    Grant and recognition of stock options                            347,200                --          1,464,015
    Payment of subscription notes receivable                               --                --            150,000
    Issuance of common stock in private placement from
    March 13, 1996 to December 31, 1996, $6.50 per share                   --                --         10,350,000
                                                                  -----------       -----------       ------------
Balance at December 31, 1996                                         (434,000)       (6,755,917)         9,158,108

    Net loss                                                               --        (3,832,527)        (3,832,527)
    Payment of subscription notes receivable                               --                --            250,000
    Deferred compensation on stock options                           (144,004)               --                 --
    Grant and recognition of stock options                            188,373                --            251,188
    Issuance of common stock in private placement from
    September 8, 1997 to December 31, 1997, $11.17 per share               --                --          7,385,000
                                                                  -----------       -----------       ------------
Balance at December 31, 1997                                         (389,631)      (10,588,444)        13,211,769

    Net loss                                                               --        (8,904,032)        (8,904,032)
    Deferred compensation on stock options                           (493,701)               --                 --
    Grant and recognition of stock options                            269,787                --          1,108,441
    Exercise of stock options                                              --                --            250,000
    Issuance of common stock in private placement from
    January 1, 1998 to December 31, 1998, $11.17 per share                 --                --         17,974,985
                                                                  -----------       -----------       ------------
Balance at December 31, 1998                                         (613,545)      (19,492,476)        23,641,163

    Net loss                                                               --       (18,124,277)       (18,124,277)
    Payment of subscription notes receivable                               --                --          2,102,000
    Deferred compensation on stock options                           (354,009)               --                 --
    Grant and recognition of stock options                            308,473                --          5,027,055
    Exercise of stock options                                              --                --                100
    Issuance of common stock in private placement in
    January 1999, $11.17 per share                                         --                --            110,000
    Issuance of common stock and warrants in private
    placement on November 31, 1999, $13.96 per share
    (net of issuance costs of $293,000)                                    --                --         38,922,320
                                                                  -----------       -----------       ------------
Balance at December 31, 1999                                         (659,081)      (37,616,753)        51,678,361

    Net loss                                                               --        (9,209,106)        (9,209,106)
    Deferred compensation on stock options                           (976,714)               --                 --
    Grant and recognition of stock options and warrants               258,117                --          1,685,695
    Exercise of stock options and warrants                                 --                --            326,473
    Issuance of common stock in IPO on February 9,
    2000, $18 per share (net of issuance costs of
    $6,220,839)                                                            --                --         66,229,161
                                                                  -----------       -----------       ------------
Balance at June 30, 2000                                           (1,377,678)      (46,825,859)       110,710,584
                                                                  ===========       ===========       ============


See accompanying notes to unaudited financial statements.

                                 ANTIGENICS INC.
                          (a development stage company)


                            Statements of Cash Flows
               For the six months ended June 30, 1999 and 2000 and
             for the period from March 31, 1994 (date of inception)
                                to June 30, 2000
                                   (unaudited)

                                                                                                                    MARCH 31,
                                                                                                                      1994
                                                                                                                    (DATE OF
                                                                                      JUNE 30,                    INCEPTION) TO
                                                                            -----------------------------           JUNE 30,
                                                                                   1999            2000               2000
                                                                            ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                                 $ (7,217,151)        (9,209,106)       (46,825,859)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                           339,574            720,048          2,421,806
         Stock options, warrants and Predecessor Company stock options         1,585,160          1,685,695          9,536,394
         Common stock grant                                                         --                 --            2,200,000
   Changes in operating assets and liabilities:
         Other assets                                                            (87,202)          (177,700)        (1,066,480)
         Prepaid assets                                                           63,758           (351,551)          (454,755)
         Organization costs                                                         --                 --              (32,934)
         Accounts payable                                                       (455,362)           599,637          1,024,310
         Accrued liabilities                                                      (4,668)           (65,728)           867,712
         Due to/from related party, net                                           35,783             12,589             12,349
                                                                            ------------       ------------       ------------
               Net cash used in operating activities                          (5,740,108)        (6,786,116)       (32,317,457)
                                                                            ------------       ------------       ------------

Cash flows from investing activities:
   Purchase of plant and equipment                                            (3,787,561)          (914,151)       (10,649,515)
   Investments                                                                      --             (300,000)          (300,000)
   Proceeds from the sale of plant and equipment                                    --                 --               31,942
                                                                            ------------       ------------       ------------
               Net cash used in investing activities                          (3,787,561)        (1,214,151)       (10,917,573)
                                                                            ------------       ------------       ------------

Cash flows from financing activities:
   Net proceeds from sale of equity                                              110,000         66,788,578        145,223,476
   Subscriptions receivable                                                    2,102,000               --                 --
   Exercise of stock options and warrants                                           --              326,473            576,573
   Proceeds from long-term debt                                                1,019,636                --           3,480,542
   Payments of long-term debt                                                   (140,885)          (391,912)          (904,747)
                                                                            ------------       ------------       ------------
               Net cash provided by financing
                 activities                                                    3,090,751         66,723,139        148,375,844
                                                                            ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents                          (6,436,918)        58,722,872        105,140,814
Cash and cash equivalents at beginning
   of period                                                                  22,168,049         46,417,942               --
                                                                            ------------       ------------       ------------
Cash and cash equivalents at end of period                                  $ 15,731,131        105,140,814        105,140,814
                                                                            ============       ============       ============
Supplemental cash flow information:
   Interest paid                                                            $     85,211            204,737            496,134
                                                                            ============       ============       ============


See accompanying notes to unaudited financial statements.

                                 ANTIGENICS INC.
                          (a development stage company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antigenics Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 25, 2000.


NOTE B - INITIAL PUBLIC OFFERING

On February 9, 2000, we completed an initial public offering (the "IPO") of 4,025,000 shares of common stock at $18 per share. We received $72,450,000 before deduction of offering expenses of approximately $6,221,000. Concurrent with the completion of the IPO, we were converted from a limited liability company to a corporation. All members of the limited liability company exchanged their respective member interests for shares of common stock in the corporation. The financial statements have been retroactively adjusted to reflect the conversion from a limited liability company to a corporation and the exchange of each unit of members' equity into 172.0336 shares of common stock.

NOTE C - INCOME TAXES

Prior to converting to a corporation, as a limited liability company, no federal, state or local income taxes were levied on the company. Each member of the limited liability company was individually responsible for reporting their share of the company's net income or loss on their personal tax returns. As a result, we will not be able to offset future taxable income, if any, against losses incurred prior to the conversion to a corporation.

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

Given our history of incurring operating losses, management believes that it is more likely than not that any deferred tax assets, net of deferred tax liabilities, will not be realized. Therefore, there is no income tax benefit in the accompanying financial statements because of a loss before income taxes and the need to recognize a valuation allowance on net deferred tax assets.


NOTE D - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires the calculation and presentation of "Basic" and "Diluted" earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options and stock warrants. Because we report a net loss, diluted earnings per share is the same as basic earnings per share because the effect of outstanding stock options and stock warrants being added to weighted average shares outstanding would reduce the net loss per share. Therefore, outstanding stock options and stock warrants are not included in the calculation.


NOTE E - STOCK-BASED COMPENSATION PLANS

EMPLOYEE STOCK PURCHASE PLAN

In connection with the IPO, the board of directors approved an employee stock purchase plan. The stockholders, at the May 2000 stockholders' meeting, approved the plan. Under the plan, employees may purchase shares of common stock at a discount from fair market value. There are 300,000 shares of common stock (subject to adjustment for stock splits and similar capital changes) reserved for issuance under the purchase plan. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Rights to purchase common stock under the purchase plan are granted at the discretion of the compensation committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The plan terminates on November 15, 2009. As of June 30, 2000, no shares of common stock have been issued under the purchase plan.


EQUITY INCENTIVE PLAN

In connection with the IPO, the board of directors approved an employee equity incentive plan. Our equity incentive plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options for the purchase of an aggregate of 4,800,000 shares of common stock (subject to adjustment for stock splits and similar capital changes) to employees and, in the case of non-qualified stock options, to outside advisors and directors of Antigenics. The board of directors has appointed the compensation committee to administer the equity plan. The ability to grant incentive stock options to employees and directors was approved by the stockholders at the May 2000 stockholders' meeting.

During the six months ended June 30, 2000, we granted approximately 233,000 non-qualified stock options to employees and directors with exercise prices at or below the fair value of the underlying shares at the date of grant and approximately 212,000 incentive stock options. These options were granted at a weighted average exercise price of $12.06 per share. In addition, we granted approximately 91,000 non-qualified stock options to outside advisors of which approximately 62,000 options vested immediately and the remainder vest over periods up to five years. These options were granted at a weighted average exercise price of $12.84 per share. Approximately 46,000 options were forfeited during the six months ended June 30, 2000 with a weighted average exercise price of $6.85 per share.

We recorded a charge to operations related to the grants of options to employees and directors for the three months ended June 30, 1999 and 2000, of approximately $79,000 and $130,000, respectively, and $156,000 and $258,000 for the six months ended June 30, 1999 and 2000, respectively. For the three months ended June 30, 1999 and 2000, the charge to operations related to options granted and earned by outside advisors totaled approximately $393,000 and $685,000, respectively, and $1,429,000 and $1,427,000 for the six months ended June 30, 1999 and 2000, respectively.

NOTE F - COMMITMENTS AND RELATED PARTY TRANSACTIONS

On February 11, 2000, we entered into a research agreement with The University of Texas M.D. Anderson Cancer Center ("MDA") to conduct clinical studies. We are required to pay MDA a total of approximately $358,000 for the clinical study of approximately 35 patients. The first installment was paid upon signing the agreement.

On May 16, 2000, we entered into another research agreement with MDA to conduct clinical studies. We are required to pay MDA $273,611 over the next year in 3 installments.

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development and efforts involving genomic technologies with a view to developing such products and services. Contributions to the limited partnership are made as authorized by the general partner. As of June 30, 2000, we have invested $300,000 and have included this amount in non-current other assets. We account for this investment under the cost method. The general partner of the limited partnership is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar
Afeyan, Ph.D., who is one of our directors, is the president of NewcoGen Group Inc. and is also a principal of the limited partnership. In addition, Garo H. Armen, Ph.D., our chief executive officer and one of our directors, is a director of NewcoGen Group, Inc.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead immunotherapeutic, Oncophage(R). Our business activities have included:

         -     product research and development;

         -     intellectual property prosecution.

         -     establishing manufacturing capabilities;

         -     manufacturing immunotherapeutics for clinical trials; and

         -     regulatory and clinical affairs.


We have incurred significant losses since our inception because we have not generated any revenues. As of June 30, 2000, we had an accumulated deficit of approximately $46,826,000. We expect to continue to incur net losses over the next several years as we complete our Oncophage clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations. We have been dependent on equity and debt financings to fund our business activities. Our financial results may vary depending on many factors, including:

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

                        HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Revenue: We generated no revenue during the three months ended June 30, 2000 or during the three months ended June 30, 1999.

Research and Development: Research and development expense increased 65.1% to $3,821,000 for the three months ended June 30, 2000 from $2,314,000 for the three months ended June 30, 1999. The increase was primarily due to the increase in our staff to support our expanded research and development activities, which increased costs by $814,000, an increase in the non-cash charge for options granted to and earned by outside advisors, directors and employees from $192,000 for the three months ended June 30, 1999 to $403,000 for the three months ended June 30, 2000, an increase in costs associated with operating our manufacturing and research facility of $188,000 and other ongoing development activities that increased costs by $294,000. Research and development expenses consist primarily of compensation for our employees and outside advisors conducting research and development work, costs associated with our sponsored research at the University of Connecticut, costs associated with the operation of our manufacturing and laboratory facility and the costs to support our Oncophage clinical trials.

General and Administrative: General and administrative expenses increased 88.6% to $2,209,000 for the three months ended June 30, 2000 from $1,171,000 for the three months ended June 30, 1999. The increase was primarily due to the growth in the number of our employees to support our expanded business operations that increased costs by $184,000, increased costs related to operating as a public company of $337,000, and the increase in the non-cash charge for options granted to and earned by outside advisors, directors and employees to $414,000 for the three months ended June 30, 2000 from $279,000 for the three months ended June 30, 1999. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Depreciation and Amortization: Depreciation and amortization expense increased 38.5% to $360,000 for the three months ended June 30, 2000 from $260,000 for the three months ended June 30, 1999. This increase was due principally to the depreciation expense of our new 30,225 square foot manufacturing and laboratory facility and related equipment placed in service during the second quarter of 1999.

Interest Income: Interest income increased 689.9% to $1,643,000 for the three months ended June 30, 2000 from $208,000 for the three months ended June 30, 1999. This increase was principally attributable to a higher average cash and cash equivalents balance during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 as a result of net proceeds of $38,922,000 from a private equity financing completed in November 1999 and $66,229,000 from our initial public offering completed in February 2000.

Interest expense: Interest expense increased 98% to $99,000 for the three months ended June 30, 2000 from $50,000 for the three months ended June 30, 1999 due to the increased borrowings under a credit facility to partially fund the construction of our manufacturing and laboratory facility.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Revenue: We generated no revenue during the six months ended June 30, 2000 or during the six months ended June 30, 1999.

Research and Development: Research and development expense increased 49.4% to $7,189,000 for the six months ended June 30, 2000 from $4,813,000 for the six months ended June 30, 1999. The increase was primarily due to the increase in our staff to support our expanded research and development activities, which increased costs by $1,513,000, an increase in the non-cash charge for options granted and earned by outside advisors, directors and employees from $771,000 for the six months ended June 30, 1999 to $843,000 for the six months ended June 30, 2000, an increase in costs associated with operating our manufacturing and research facility of $459,000 and other ongoing development activities that increased costs by $332,000. Research and development expenses consist primarily of compensation for our employees and outside advisors conducting research and development work, costs associated with our sponsored research at the University of Connecticut, costs associated with the operation of our manufacturing and laboratory facility and the costs to support our Oncophage clinical trials.

General and Administrative: General and administrative expenses increased 60.3% to $3,911,000 for the six months ended June 30, 2000 from $2,440,000 for the six months ended June 30, 1999. The increase was primarily due to the growth in the number of our employees to support our expanded business operations that increased costs by $547,000, increased costs related to operating as a public company of $372,000, and the increase in the non-cash charge for options granted and earned by outside advisors, directors and employees to $843,000 for the six months ended June 30, 2000 from $814,000 for the six months ended June 30, 1999. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Depreciation and Amortization: Depreciation and amortization expense increased 111.76% to $720,000 for the six months ended June 30, 2000 from $340,000 for the six months ended June 30, 1999. This increase was due to the depreciation expense of our new 30,225 square foot manufacturing and laboratory facility and related equipment placed in service during the second quarter of 1999.

Interest Income: Interest income increased 512% to $2,815,000 for the six months ended June 30, 2000 from $460,000 for the six months ended June 30, 1999. This increase was principally attributable to a higher average cash and cash equivalents balance during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 as a result of net proceeds of $38,922,000 from a private equity financing completed in November 1999 and $66,229,000 from our initial public offering completed in February 2000.

Interest expense: Interest expense increased 141.2% to $205,000 for the six months ended June 30, 2000 from $85,000 for the six months ended June 30, 1999 due to the increased borrowings under a credit facility to partially fund the construction of our manufacturing and laboratory facility.

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding our future performance. These expectations are based on certain assumptions regarding the timing of our clinical trials, the efficacy of products, the availability of capital and other factors relating to our growth. These expectations may not materialize if product development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 25, 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and at June 30, 2000, we had incurred an accumulated deficit of $46,826,000. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. Most recently, we have completed an initial public offering that raised net proceeds of $66,229,000. From our inception through June 30, 2000, we raised aggregate net proceeds of $145,800,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We expect that we will fund our capital expenditures and growing operations over the next two years with current working capital. We may, however, raise money in the capital markets. Our future capital requirements include, but are not limited to, supporting our Oncophage clinical trial efforts and continuing our other research and development programs. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital.

Our cash and cash equivalents at June 30, 2000 were $105,141,000, an increase of $58,723,000 from December 31, 1999. During the six months ended June 30, 2000, we used cash primarily to finance operations, including our Oncophage clinical trials.

Net cash used in operating activities for the six months ended June 30, 1999 and 2000 was $5,740,000 and $6,786,000. The increase resulted from the increase in the activity of our Oncophage clinical trials and general expansion of our operations.

Net cash used in investing activities for the six months ended June 30, 1999 and 2000 was $3,788,000 and $1,214,000. The investments were primarily for the purchase of equipment, furniture and fixtures, and in 1999 the construction of our manufacturing and laboratory facility, which was primarily completed during the second quarter of 1999. During 1999, we partially financed our new manufacturing and laboratory facility in Woburn, Massachusetts through the $5,000,000 credit facility discussed below and available cash balances. During the second quarter of 2000, for investment and strategic purposes we invested $300,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development and efforts involving genomic technologies with a view to developing such products and services. Our total commitment to this limited partnership is $3,000,000 with contributions made as authorized by the general partner.

Net cash provided by financing activities was $3,091,000 and $66,723,000 for the six months ended June 30, 1999 and 2000. Since inception, our primary source of financing has been from equity investments. During the six months ended June 30, 1999 and 2000, sales of equity and, in 2000, exercises of stock options and warrants, totaled approximately $2,212,000 and $67,115,000. At June 30, 2000, we had outstanding $2,576,000 under our credit facility, which was used to finance the construction of our manufacturing and laboratory facility and to purchase related equipment. Loans that were drawn down on the credit facility are secured by specific assets, including leasehold improvements, which they finance.


                                      OTHER

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, will be effective for our fiscal year beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on our financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance on the accounting for stock-based compensation grants to employees and directors. The Interpretation will be applied prospectively beginning July 1, 2000. The adoption of FIN 44 is not expected to have a material effect on our financial position or results of operations.


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

         We have used the following net offering proceeds as of June 30, 2000: approximately $855,000 for fixed asset additions, $300,000 for investments, $329,000 for debt obligations and $5,332,000 for operations.

         The offering has terminated with the sale of all of the securities that were registered.

Item 3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 18, 2000, our stockholders voted as follows:

                                                    Number of        Number of
                                                    Votes For     Votes Withheld
                                                    ---------     --------------

(a)      Proposal to elect the following
         nominees as directors:

         Gamil de Chadarevian                       19,475,727        2,222

         Edward Brodsky                             19,475,727        2,222

         Martin Taylor                              19,475,727        2,222

         Each nominee received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Gamil de Chadarevian, Edward Brodsky and Martin Taylor were re-elected to the Board of Directors. In addition, the terms in office of Garo H. Armen, Ph.D., Pramod Srivastava, Ph.D., Donald Panoz, Noubar Afeyan, Ph.D. and Tom Dechaene continued after the meeting.

(b)      Proposal to approve the 1999 Equity Incentive Plan:

                 Total Votes For the Proposal                16,979,638

                 Total Votes Against the Proposal               724,921

                 Abstentions                                      6,521

         The proposal received the affirmative vote of a majority of the shares of common stock present or represented at the meeting and entitled to vote thereon and, therefore, was adopted.

(c)      To approve the 1999 Employee Stock Purchase Plan:

                 Total Votes For the Proposal                17,670,687

                 Total Votes Against the Proposal                38,062

                 Abstentions                                      2,331

         The proposal received the affirmative vote of a majority of the shares of common stock present or represented at the meeting and entitled to vote thereon and, therefore, was adopted.

Item 5 - None

Item 6(a) - Exhibits:

         Exhibits                           Description
         --------                           -----------

         10.1 Subscription Agreement dated May 18, 2000 between Antigenics and Applied Genomic Technology Capital Fund, L.P.

         27       Financial Data Schedule.

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


                                          ANTIGENICS INC.



Date: August 14, 2000                     /s/ Garo H. Armen
                                          -------------------------------------
                                          Garo H. Armen
                                          President and Chief Executive Officer
                                            (Principal Accounting Officer)

                                 ANTIGENICS INC.
                                  EXHIBIT INDEX



   EXHIBIT NO.                  DESCRIPTION
   -----------                  -----------

         10.1 Subscription Agreement dated May 18, 2000 between Antigenics and Applied Genomic Technology Capital Fund, L.P.

         27       Financial Data Schedule