Form 10-Q
period 2000-09-30
ANTIGENICS INC /DE/
filed 2000-11-13
CIK 1098972

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2000           Commission File No. 000-29089


                                 ANTIGENICS INC.
             (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                      06-1562417
(State of Incorporation)                 (I.R.S. Employer Identification Number)


             630 FIFTH AVENUE, SUITE 2100, NEW YORK, NEW YORK, 10111
                    (Address of Principal Executive Offices)


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

YES   X                                 NO
   --------                               --------

Number of shares outstanding of the registrant's Common Stock as of October 31, 2000:

     Common Stock, par value $.01                  24,808,035 shares outstanding
                                                   ----------

                                 ANTIGENICS INC.

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets (unaudited)
            December 31, 1999 and September 30, 2000.........................1

         Consolidated Statements of Operations (unaudited)
            For the Three and Nine Months ended September 30,
            1999 and 2000, and for the period from March 31, 1994
            (date of inception) to September 30, 2000........................2

         Consolidated Statements of Stockholders' Equity (unaudited)
            For the Nine Months ended September 30, 2000 and the
            period from March 31, 1994 (date of inception) to
            September 30, 2000...............................................3

         Consolidated Statements of Cash Flows (unaudited)
            For the Nine Months ended September 30, 1999 and 2000
            and for the period from March 31, 1994 (date of
            inception) to September 30, 2000.................................5

         Notes To Unaudited Consolidated Financial Statements................6


Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................13

Item 2 - Changes in Securities and Use of Proceeds .........................13

Item 3 - Defaults Upon Senior Securities....................................13

Item 4 - Submission of Matters to a Vote of Security Holders................13

Item 5 - Other Information..................................................13

Item 6(a) - Exhibits........................................................13

Item 6(b) - Reports on Form 8-K.............................................13

Signatures..................................................................14

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

                                 ANTIGENICS INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1999 AND
                               SEPTEMBER 30, 2000


                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                      1999             2000
                                                                  ------------     -------------
                                                                                    (UNAUDITED)
                        ASSETS
Cash and cash equivalents                                         $ 46,417,942     $ 101,553,087
Prepaid expenses                                                       103,204           487,572
Deferred public offering costs                                         559,417                --
Due from related party                                                     240                --
Deferred acquisition costs                                                  --           689,939
Other assets                                                           591,134            12,415
                                                                  ------------     -------------
         Total current assets                                       47,671,937       102,743,013

Plant and equipment, net                                             8,034,598         8,623,681
Other assets                                                           297,646           731,494
                                                                  ------------     -------------


         Total assets                                             $ 56,004,181     $ 112,098,188
                                                                  ============     =============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $    424,673     $   1,709,911
Accrued liabilities                                                    933,440         1,338,356
Current portion, long-term debt                                        812,702           905,913
                                                                  ------------     -------------
         Total current liabilities                                   2,170,815         3,954,180

Long-term debt                                                       2,155,005         1,463,166

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $0.01 per share; 1,000,000                  --                --
         shares authorized; no shares issued and outstanding
     Common stock, par value $0.01 per share; 100,000,000              207,159           248,075
         shares authorized; 20,715,942 and 24,807,579 shares
         issued and outstanding at December 31, 1999 September
         30, 2000, respectively
Additional paid-in capital                                          89,747,036       159,326,113
Deferred compensation                                                 (659,081)       (1,316,622)
Deficit accumulated during development stage                       (37,616,753)      (51,576,724)
                                                                  ------------     -------------

Total stockholders' equity                                          51,678,361       106,680,842
                                                                  ------------     -------------

Total liabilities and stockholders' equity                        $ 56,004,181     $ 112,098,188
                                                                  ============     =============



See accompanying notes to unaudited consolidated financial statements.

                                 ANTIGENICS INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
            AND 2000, AND FOR THE PERIOD FROM MARCH 31, 1994 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 2000

                                   (UNAUDITED)

                                                                                                              MARCH 31, 1994
                                                                                                                 (DATE OF
                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,     INCEPTION) TO
                                       -------------------------------     -------------------------------     SEPTEMBER 30,
                                           1999                2000           1999                2000            2000
                                       ------------         ----------     -----------         -----------    --------------
Revenue                                $         --                 --              --                  --              --

Expenses:
   Research and development:
        Related party                        (8,250)           (34,433)        (24,750)            (61,066)       (133,696)
        Other                            (2,435,975)        (4,463,804)     (7,232,138)        (11,625,792)    (34,067,616)
                                       ------------         ----------     -----------         -----------     -----------
                                         (2,444,225)        (4,498,237)     (7,256,888)        (11,686,858)    (34,201,312)

   General and administrative:
        Related party                       (69,916)           (50,207)       (177,695)           (207,457)     (1,477,012)
        Other                            (1,480,681)        (1,394,337)     (3,813,046)         (5,148,273)    (19,768,579)
                                       ------------         ----------     -----------         -----------     -----------
                                         (1,550,597)        (1,444,544)     (3,990,741)         (5,355,730)    (21,245,591)

   Depreciation and amortization           (386,464)          (421,522)       (726,038)         (1,141,570)     (2,843,328)
                                                                                                               -----------
        Operating loss                   (4,381,286)        (6,364,303)    (11,973,667)        (18,184,158)    (58,290,231)

Other income/(expense):
   Non-operating income                          --                 --              --                  --         259,988
   Interest expense                         (66,442)           (91,608)       (151,653)           (296,345)       (587,742)
   Interest income                          180,231          1,705,046         640,672           4,520,532       7,041,261
                                       ------------         ----------     -----------         -----------     -----------

        Net loss                       $ (4,267,497)        (4,750,865)    (11,484,648)        (13,959,971)    (51,576,724)
                                       ============         ==========     ===========         ===========     ===========

Net loss per share,
     basic and diluted                 $      (0.24)             (0.19)          (0.64)              (0.58)
                                       ============         ==========     ===========         ===========

Weighted average number of shares
     outstanding, basic and diluted      17,906,228         24,804,804      17,905,085          24,193,251
                                       ============         ==========     ===========         ===========



See accompanying notes to unaudited consolidated financial statements.

                                 ANTIGENICS INC.
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
               THE PERIOD FROM MARCH 31, 1994 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                       COMMON STOCK                                                      DEFICIT
                                   ---------------------    ADDITIONAL                                 ACCUMULATED
                                   NUMBER OF      PAR        PAID-IN    SUBSCRIPTION    DEFERRED          DURING
                                     SHARES      VALUE       CAPITAL        NOTES     COMPENSATION  DEVELOPMENT STAGE    TOTAL
                                   ----------   --------   -----------  ------------  ------------  ----------------- ------------

Balance at March 31, 1994                  --   $     --            --           --            --             --               --
     Net loss                              --         --            --           --            --       (183,440)        (183,440)

     Issuance of common stock
       to founders during
       1994, for cash, $.03
       per share                   11,216,590    112,166       287,844           --            --             --          400,010
                                   ----------   --------   -----------   ----------    ----------    -----------      -----------
Balance at December 31, 1994       11,216,590    112,166       287,844           --            --       (183,440)         216,570

     Net loss                              --         --            --           --            --     (3,226,579)      (3,226,579)

     Issuance of common stock
       in connection with the
       recapitalization in
       December 1995, $1.45
       per share                    1,032,202     10,322     1,489,678     (150,000)           --             --        1,350,000
     Grant of common stock          1,513,896     15,139     2,184,861           --            --             --        2,200,000
                                   ----------   --------   -----------   ----------    ----------    -----------      -----------
Balance at December 31, 1995       13,762,688    137,627     3,962,383     (150,000)           --     (3,410,019)         539,991

     Net loss                              --         --            --           --            --     (3,345,898)      (3,345,898)
     Deferred compensation on
       stock options                       --         --       781,200           --      (781,200)            --               --
     Grant and recognition of
       stock options                       --         --     1,116,815           --       347,200             --        1,464,015
     Payment of subscription
       notes receivable                    --         --            --      150,000            --             --          150,000

     Issuance of common stock in
       private placement from
       March 13, 1996 to
       December 31, 1996,
       $6.50 per share              1,636,383     16,364    10,583,636     (250,000)           --             --       10,350,000
                                   ----------   --------   -----------   ----------    ----------    -----------      -----------
Balance at December 31, 1996       15,399,071    153,991    16,444,034     (250,000)     (434,000)    (6,755,917)       9,158,108

     Net loss                              --         --            --           --            --     (3,832,527)      (3,832,527)
     Payment of subscription
       notes receivable                    --         --            --      250,000            --             --          250,000
     Deferred compensation on
       stock options                       --         --       144,004           --      (144,004)            --               --
     Grant and recognition of
       stock options                       --         --        62,815           --       188,373             --          251,188

     Issuance of common stock in
       private placement from
       September 8, 1997 to
       December 31, 1997,
       $11.17 per share               660,953      6,609     7,378,391           --            --             --        7,385,000
                                   ----------   --------   -----------   ----------    ----------    -----------      -----------
Balance at December 31, 1997       16,060,024    160,600    24,029,244           --      (389,631)   (10,588,444)      13,211,769

(continued)


     Net loss                              --         --            --           --            --     (8,904,032)      (8,904,032)
     Deferred compensation
       on stock options                    --         --       493,701           --      (493,701)            --               --
     Grant and recognition
       of stock options                    --         --       838,654           --       269,787             --        1,108,441

     Exercise of stock
     options                           38,536        385       249,615           --            --             --          250,000
     Issuance of common
       stock in private
       placement from
       January 1, 1998 to
       December 31, 1998,
       $11.17 per share             1,797,063     17,971    20,059,014   (2,102,000)           --             --       17,974,985
                                   ----------   --------   -----------   ----------    ----------    -----------      -----------
Balance at December 31, 1998       17,895,623    178,956    45,670,228   (2,102,000)     (613,545)   (19,492,476)      23,641,163

     Net loss                              --         --            --           --            --    (18,124,277)     (18,124,277)
     Payment of subscription
       notes receivable                    --         --            --    2,102,000            --             --        2,102,000
     Deferred compensation
       on stock options                    --         --       354,009           --      (354,009)            --               --
     Grant and recognition
       of stock options                    --         --     4,718,582           --       308,473             --        5,027,055
     Exercise of stock
     options                            1,720         17            83           --            --             --              100

     Issuance of common
       stock in private
       placement in January
       1999, $11.17 per
       share                            9,806         98       109,902           --            --             --          110,000
     Issuance of common
       stock and warrants in
       private placement on
       November 31, 1999,
       $13.96 per share (net
       of issuance costs of
       $293,000)                    2,808,793     28,088    38,894,232           --            --             --       38,922,320
                                   ----------   --------   -----------   ----------    ----------    -----------      -----------
Balance at December 31, 1999       20,715,942    207,159    89,747,036           --      (659,081)   (37,616,753)      51,678,361

     Net loss                              --         --            --           --            --    (13,959,971)     (13,959,971)
     Deferred compensation
      on stock options                     --         --     1,048,922           --    (1,048,922)            --               --
     Grant and recognition
       of stock options and
       warrants                            --         --     1,843,952           --       391,381             --        2,235,333
     Exercise of stock
       options and warrants            66,637        666       497,292           --            --             --          497,958

     Issuance of common stock in
       IPO on February 9, 2000,
       $18 per share (net of
       issuance costs of
       $6,220,839)                  4,025,000     40,250    66,188,911           --            --             --       66,229,161
                                   ----------   --------   -----------   ----------    ----------    -----------      -----------
Balance at September 30, 2000      24,807,579    248,075   159,326,113           --    (1,316,622)   (51,576,724)     106,680,842
                                   ==========   ========   ===========   ==========    ==========    ===========      ===========


See accompanying notes to unaudited consolidated financial statements.

                                 ANTIGENICS INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                 AND FOR THE PERIOD FROM MARCH 31, 1994 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                     MARCH 31, 1994
                                                                                        (DATE OF
                                                             SEPTEMBER 30,           INCEPTION) TO
                                                     ----------------------------    SEPTEMBER 30,
                                                         1999             2000           2000
                                                     ------------    ------------    --------------
Cash flows from operating activities:
     Net loss                                        $(11,484,648)    (13,959,971)    (51,576,724)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                    726,038       1,141,570       2,843,328
         Stock options, warrants and Predecessor
         Company stock options                          2,373,714       2,235,333      10,086,032
         Common stock grant                                    --              --       2,200,000
     Changes in operating assets and liabilities:
         Other assets                                    (396,876)        444,871        (443,909)
         Prepaid assets                                    34,208        (384,368)       (487,572)
         Organization costs                                    --              --         (32,934)
         Accounts payable                              (1,050,262)      1,285,238       1,709,911
         Accrued liabilities                              346,368         404,916       1,338,356
         Due to/from related party, net                    35,599             240              --
                                                     ------------    ------------    ------------

         Net cash used in operating activities         (9,415,859)     (8,832,171)    (34,363,512)
                                                     ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of plant and equipment                   (4,591,636)     (1,730,653)    (11,466,965)
     Investments                                               --        (300,000)       (300,000)
     Deferred acquisition costs                                --        (689,939)       (689,939)
     Proceeds from the sale of plant and equipment             --              --          31,942
                                                     ------------    ------------    ------------

         Net cash used in investing activities         (4,591,636)     (2,720,592)    (12,424,962)
                                                     ------------    ------------    ------------

Cash flows from financing activities:
     Net proceeds from sale of equity                   2,212,000      66,788,578     145,224,424
     Exercise of stock options and warrants                    --         497,958         748,058
     Proceeds from long-term debt                       2,514,656              --       3,480,542
     Payments of long-term debt                          (275,520)       (598,628)     (1,111,463)
                                                     ------------    ------------    ------------
         Net cash provided by financing
           activities                                   4,451,136      66,687,908     148,341,561
                                                     ------------    ------------    ------------
Net (decrease) increase in cash and cash               (9,556,359)     55,135,145     101,553,087
     equivalents
Cash and cash equivalents at beginning of period       22,168,049      46,417,942              --
                                                     ------------    ------------    ------------
Cash and cash equivalents at end of period           $ 12,611,690     101,553,087     101,533,087
                                                     ============    ============    ============
Supplemental cash flow information:
     Interest paid                                   $    151,653         296,345         587,742
                                                     ============    ============    ============


See accompanying notes to unaudited consolidated financial statements.

                                 ANTIGENICS INC.
                          (a development stage company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Antigenics Inc. and its subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 25, 2000.

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

NOTE E - STOCK-BASED COMPENSATION PLANS

EMPLOYEE STOCK PURCHASE PLAN

In connection with the IPO, the board of directors approved an employee stock purchase plan. The stockholders, at the May 2000 stockholders' meeting, approved the plan. Under the plan, employees may purchase shares of common stock at a discount from fair market value. There are 300,000 shares of common stock (subject to adjustment for stock splits and similar capital changes) reserved for issuance under the purchase plan. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Rights to purchase common stock under the purchase plan are granted at the discretion of the compensation committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The plan terminates on November 15, 2009. As of September 30, 2000, no shares of common stock have been issued under the purchase plan.

EQUITY INCENTIVE PLAN

In connection with the IPO, the board of directors approved an equity incentive plan. Our equity incentive plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options for the purchase of an aggregate of 4,800,000 shares of common stock (subject to adjustment for stock splits and similar capital changes) to employees and, in the case of non-qualified stock options, to outside advisors and directors of Antigenics. The board of directors has appointed the compensation committee to administer the equity plan. The ability to grant incentive stock options to employees and directors was approved by the stockholders at the May 2000 stockholders' meeting.

During the nine months ended September 30, 2000, we granted approximately 264,000 non-qualified stock options to employees and directors with exercise prices at or below the fair value of the underlying shares at the date of grant and approximately 185,000 incentive stock options at prices equal to the fair value of the underlying shares at the date of grant. These options were granted at a weighted average exercise price of $12.26 per share. In addition, we granted approximately 117,000 non-qualified stock options to outside advisors of which approximately 88,000 options vested immediately and the remainder vest over periods up to five years. These options were granted at a weighted average exercise price of $13.44 per share. Approximately 54,000 options were forfeited during the nine months ended September 30, 2000 with a weighted average exercise price of $7.50 per share.

We recorded a charge to operations related to the grants of options to employees and directors for the three months ended September 30, 1999 and 2000, of approximately $38,000 and $134,000, respectively, and $194,000 and $391,000 for the nine months ended September 30, 1999 and 2000, respectively. For the three months ended September 30, 1999 and 2000, the charge to operations related to options granted and earned by outside advisors totaled approximately $750,000 and $416,000, respectively, and $2,179,000 and $1,844,000 for the nine months ended September 30, 1999 and 2000, respectively.

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

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development and efforts involving genomic technologies with a view to developing such products and services. Contributions to the limited partnership are made as authorized by the general partner. As of September 30, 2000, we have invested $300,000 and have included this amount in non-current other assets. We account for this investment under the cost method. The general partner of the limited partnership is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the president of NewcoGen Group Inc. and is also a principal of the limited partnership. In addition, Garo H. Armen, Ph.D., our chief executive officer and one of our directors, is a director of NewcoGen Group Inc.

On August 24, 2000 we assumed a lease for our New York City headquarters from an entity wholly-owned by our chief executive officer and chairman of the board effective January 3, 2000. The lease expires in December 2006 and requires annual rental payments of approximately $450,000, which is equal to the affiliates' cost. Prior to August 24, the headquarters office space was sublet from the same affiliate. No consideration was paid or received as a result of our assumption of the lease.

NOTE G - PROPOSED MERGER

On August 18, 2000 we entered into an agreement to acquire Aquila Biopharmaceuticals, Inc. Pursuant to the agreement, each outstanding share of Aquila common stock will be exchanged for 0.2898 shares of our common stock, and Aquila will become our wholly-owned subsidiary. Based on a total of approximately 8,630,200 shares of Aquila common stock outstanding on September 27, 2000, we would issue approximately 2,501,000 shares of our common stock in the merger. We expect to account for the merger under the purchase method of accounting, which means the purchase price, estimated to be approximately $45 million, will be allocated to the assets and liabilities of Aquila, including its intangible assets, based upon their fair values. The results of operations and cash flows of Aquila will be included in our financial statements prospectively as of the closing of the merger. In addition, we anticipate recognizing a non-recurring charge to operations at the date of closing of the merger for the immediate write-off of acquired in-process research and development. Based upon preliminary valuations, such charge is estimated at approximately $27 million; the final valuation may differ from this estimate.

Closing of the merger is subject to the adoption of the agreement by the Aquila stockholders, regulatory approval and other customary closing conditions.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding our future performance. These expectations are based on certain assumptions regarding the timing of our clinical trials, the efficacy of products, the availability of capital and other factors relating to our growth. These expectations may not materialize if product development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in our registration statements on Form S-1 filed with the Securities and Exchange Commission on May 25, 2000.

                                    OVERVIEW

Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead immunotherapeutic, Oncophage(R). Our business activities have included:

     -    product research and development;

     -    intellectual property prosecution;

     -    establishing manufacturing capabilities;

     -    manufacturing immunotherapeutics for clinical trials; and

     -    regulatory and clinical affairs.

We have incurred significant losses since our inception because we have not generated any revenues. As of September 30, 2000, we had an accumulated deficit of approximately $51,577,000. We expect to continue to incur net losses over the next several years as we complete our Oncophage clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations. We have been dependent on equity and debt financings to fund our business activities. Our financial results may vary depending on many factors, including:

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

     -    the progress of our other research and development efforts; and

     -    the timing and success of our acquisition of Aquila.


                        HISTORICAL RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue: We generated no revenue during the three months ended September 30, 2000 or during the three months ended September 30, 1999.

Research and Development: Research and development expense increased 84% to $4,498,000 for the three months ended September 30, 2000 from $2,444,000 for the three months ended September 30, 1999. The increase was primarily due to the increase in our staff to support our expanded research and development activities, which increased costs by $881,000, an increase in costs associated with strengthening our patent position of $350,000, an increase in costs to support our ongoing clinical trials of $322,000, an increase in costs associated with operating our manufacturing and research facility of $202,000, and other ongoing development activities that increased costs by $299,000. Research and development expenses consist primarily of compensation for our employees and outside advisors conducting research and development work, costs associated with our sponsored research at the University of Connecticut, costs associated with the operation of our manufacturing and laboratory facility and the costs to support our Oncophage clinical trials.

General and Administrative: General and administrative expenses decreased 7% to $1,445,000 for the three months ended September 30, 2000 from $1,551,000 for the three months ended September 30, 1999. The decrease was primarily due to the decrease in the non-cash charge for options granted to and earned by outside advisors, directors and employees to $244,000 for the three months ended September 30, 2000 from $478,000 for the three months ended September 30, 1999 partially offset by the growth in the number of our employees to support our expanded business operations that increased costs by $82,000. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Depreciation and Amortization: Depreciation and amortization expense increased 9% to $422,000 for the three months ended September 30, 2000 from $386,000 for the three months ended September 30, 1999.

Interest Income: Interest income increased 847% to $1,705,000 for the three months ended September 30, 2000 from $180,000 for the three months ended September 30, 1999. This increase was principally attributable to a higher average cash and cash equivalents balance during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 as a result of net proceeds of $38,922,000 from a private equity financing completed in November 1999 and $66,229,000 from our initial public offering completed in February 2000.

Interest expense: Interest expense increased 39% to $92,000 for the three months ended September 30, 2000 from $66,000 for the three months ended September 30, 1999 due to the increased borrowings under a credit facility to partially fund the construction of our manufacturing and laboratory facility.


     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue: We generated no revenue during the nine months ended September 30, 2000 or during the nine months ended September 30, 1999.

Research and Development: Research and development expense increased 61% to $11,687,000 for the nine months ended September 30, 2000 from $7,257,000 for the nine months ended September 30, 1999. The increase was primarily due to the increase in our staff to support our expanded research and development activities, which increased costs by $2,388,000, an increase in the non-cash charge for options granted and earned by outside advisors, directors and employees from $1,082,000 for the nine months ended September 30, 1999 to $1,149,000 for the nine months ended September 30, 2000, an increase in costs associated with operating our manufacturing and research facility of $626,000, an increase in costs associated with strengthening our patent position of $464,000, an increase in costs to support our ongoing clinical trials of $345,000, and other ongoing development activities that increased costs by $540,000.

General and Administrative: General and administrative expenses increased 34% to $5,356,000 for the nine months ended September 30, 2000 from $3,991,000 for the nine months ended September 30, 1999. The increase was primarily due to the growth in the number of our employees to support our expanded business operations that increased costs by $635,000, increased costs related directly to operating as a public company of $232,000, and the increase in general office expenses and professional fees of $679,000. These increases are partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $1,086,000 for the nine months ended September 30, 2000 from $1,292,000 for the nine months ended September 30, 1999.

Depreciation and Amortization: Depreciation and amortization expense increased 57% to $1,142,000 for the nine months ended September 30, 2000 from $726,000 for the nine months ended September 30, 1999. This increase was due to the depreciation expense of our new 30,225 square foot manufacturing and laboratory facility and related equipment placed in service during the second quarter of 1999.

Interest Income: Interest income increased 605% to $4,521,000 for the nine months ended September 30, 2000 from $641,000 for the nine months ended September 30, 1999. This increase was principally attributable to a higher average cash and cash equivalents balance during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 as a result of net proceeds of $38,922,000 from a private equity financing completed in November 1999 and $66,229,000 from our initial public offering completed in February 2000.

Interest expense: Interest expense increased 95% to $296,000 for the nine months ended September 30, 2000 from $152,000 for the nine months ended September 30, 1999 due to the increased borrowings under a credit facility to partially fund the construction of our manufacturing and laboratory facility.


                         LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and at September 30, 2000, we had incurred an accumulated deficit of $51,577,000. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. Most recently, we have completed an initial public offering that raised net proceeds of $66,229,000. From our inception through September 30, 2000, we raised aggregate net proceeds of $145,973,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We expect that we will fund our capital expenditures and growing operations over the next two years with current working capital. We may, however, raise money in the capital markets. Our future capital requirements include, but are not limited to, supporting our Oncophage clinical trial efforts and continuing our other research and development programs. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital.

Our cash and cash equivalents at September 30, 2000 were $101,553,000, an increase of $55,135,000 from December 31, 1999. During the nine months ended September 30, 2000, we used cash primarily to finance operations, including our Oncophage clinical trials.

Net cash used in operating activities for the nine months ended September 30, 1999 and 2000 was $9,416,000 and $8,832,000. The decrease resulted from the increase in our staff to support our expanded research and development activities, an increase in costs associated with operating our manufacturing and research facility, the increase in the activity of our Oncophage clinical trials and general expansion of our operations which were partially offset by the increase in our interest income.

Net cash used in investing activities for the nine months ended September 30, 1999 and 2000 was $4,592,000 and $2,721,000. The investments were primarily for the purchase of equipment, furniture and fixtures, and in 1999 the construction of our manufacturing and laboratory facility, which was primarily completed during the second quarter of 1999. During 1999, we partially financed our new manufacturing and laboratory facility in Woburn, Massachusetts through the $5,000,000 credit facility discussed below and available cash balances. During the second quarter of 2000, for investment and strategic purposes we invested $300,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development and efforts involving genomic technologies with a view to developing such products and services. Our total commitment to this limited partnership is $3,000,000 with contributions made as authorized by the general partner. During the third quarter of 2000, we have incurred deferred acquisition costs of $690,000 relating to the agreement and plan of merger with Aquila Biopharmaceuticals, Inc.

Net cash provided by financing activities was $4,451,000 and $66,688,000 for the nine months ended September 30, 1999 and 2000. Since inception, our primary source of financing has been from equity investments. During the nine months ended September 30, 1999 and 2000, sales of equity and, in 2000, exercises of stock options and warrants, totaled approximately $2,212,000 and $498,000. At September 30, 2000, we had outstanding $2,369,000 under our credit facility, which was used to finance the construction of our manufacturing and laboratory facility and to purchase related equipment. Loans that were drawn down on the credit facility are secured by specific assets, including leasehold improvements, which they finance.

During the third quarter 2000, we signed an agreement and plan of merger with Aquila Biopharmaceuticals, Inc. Provided the merger closes as expected, expenditures related to the merger will include, but not be limited to, severance payments, additional debt service costs, and increased operating expenses. These increased expenditures will be partially offset by the expected revenue related to Aquila's product line.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance on the accounting for stock-based compensation grants to employees and directors. The Interpretation was adopted prospectively beginning July 1, 2000 and did not have a material effect on our financial position or results of operations.

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

                           PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings
          None

Item 2 -- Changes in Securities and Use of Proceeds

     On February 3, 2000 the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-91747) effective in connection with the initial public offering of our common stock. U.S. Bancorp Piper Jaffray Inc. and FleetBoston Robertson Stephens Inc. served as managing underwriters of the offering.

     On February 9, 2000, we sold 4,025,000 shares of our common stock (including the underwriters' overallotment option) at $18 per share to the underwriters. We received net proceeds in the initial public offering of approximately $66,229,000 reflecting gross proceeds of $72,450,000 net of underwriter commissions of approximately $5,071,500 and other offering costs of approximately $1,149,500.

     We have used the following net offering proceeds as of September 30, 2000: approximately $1,672,000 for fixed asset additions, $300,000 for investments, $535,000 for debt obligations, $690,000 for deferred acquisition costs and $7,378,000 for operations.

     The offering has terminated with the sale of all of the securities that were registered.

Item 3 -- Defaults Upon Senior Securities
          None

Item 4 -- Submission of Matters to a Vote of Security Holders
          None

Item 5 -- Other Information
          None

Item 6(a) -- Exhibits


EXHIBITS       DESCRIPTION
--------       -----------

2.1 Agreement and Plan of Merger dated as of August 18, 2000, among Antigenics Inc., St. Marks Acquisition Corp. and Aquila Biopharmaceuticals, Inc. Filed as Exhibit 99.1 to Antigenics Current Report on Form 8-K (File No. 000-29089) and incorporated herein by reference.

10.1 Assignment Agreement among RCPI Trust, GHA Management Corporation and Antigenics Inc. dated August 24, 2000. Filed as exhibit 10.20 to Antigenics Registration Statement on Form S-4 (File No. 333-46168) and incorporated herein by reference.

27             Financial Data Schedule.

Item 6(b) -- Reports on Form 8-K

On August 24, 2000, we filed a current report on Form 8-K dated August 18, 2000, to disclose that we entered into an agreement to acquire Aquila
Biopharmaceuticals, Inc.

                                 ANTIGENICS INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ANTIGENICS INC.



Date: November 13, 2000                    /s/ Garo H. Armen
                                           -------------------------------------
                                           Garo H. Armen
                                           President and Chief Executive Officer
                                           (Principal Accounting Officer)

                                 ANTIGENICS INC.
                                  EXHIBIT INDEX



EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1 Agreement and Plan of Merger dated as of August 18, 2000, among Antigenics Inc., St. Marks Acquisition Corp. and Aquila Biopharmaceuticals, Inc. Filed as Exhibit 99.1 to Antigenics Current Report on Form 8-K (File No. 000-29089) and incorporated herein by reference.

10.1 Assignment Agreement among RCPI Trust, GHA Management Corporation and Antigenics Inc. dated August 24, 2000. Filed as exhibit 10.20 to Antigenics Registration Statement on Form S-4 (File No. 333-46168) and incorporated herein by reference.

27             Financial Data Schedule