Form 10-Q
period 2001-03-31
ANTIGENICS INC /DE/
filed 2001-05-11
CIK 1098972

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2001               Commission File No. 000-29089


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

YES        X                      NO
   -----------------                --------------------

Number of shares outstanding of the registrant's Common Stock as of May 7, 2001

Common Stock, par value $.01                   shares outstanding  27,411,719

                                 ANTIGENICS INC.

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                              Page
                                                                                                            ----
Item 1 - Unaudited Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited) .............      1
         Consolidated Statements of Operations
         For the three months ended March 31, 2000 and 2001 (unaudited) .................................      2
         Consolidated Statements of Cash Flows
         For the Three months ended March 31, 2000 and 2001 (unaudited) .................................      3
         Notes to Unaudited Consolidated Financial Statements............................................      4
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........      6
Item 3 - Quantitative and Qualitative Disclosures About Market Risk......................................      8

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds.......................................................      9
Item 6 -  Exhibits and Reports on Form 8-K...............................................................      9
Signatures...............................................................................................     10

                         PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        ANTIGENICS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,        MARCH 31, 2001
                                                                                      2000              (UNAUDITED)
                                                                                      ----              -----------
                            ASSETS
Cash and cash equivalents                                                         $  96,142,726            90,077,847
Marketable securities                                                                 2,996,750                    --
Accounts receivable                                                                     532,896               864,997
Inventories                                                                             669,618             1,043,330
Prepaid expenses                                                                        619,324               651,931
Other assets                                                                            631,095               441,147
Due from related party                                                                      376                 2,467
                                                                                  -------------         -------------
         Total current assets                                                       101,592,785            93,081,719

Plant and equipment, net of accumulated amortization and
depreciation of $2,942,744 and $3,667,076 at December 31, 2000
and March 31, 2001, respectively                                                     14,640,281            14,398,939
Intangible assets, net of accumulated amortization of $156,563 and $428,748 at December 31, 2000 and March 31, 2001,
respectively                                                                          9,606,638             9,334,453
Other assets                                                                          2,125,996             2,435,625
                                                                                  -------------         -------------
         Total assets                                                             $ 127,965,700           119,250,736
                                                                                  =============         =============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $   2,273,631             1,969,927
Accrued liabilities                                                                   4,002,983             2,632,351
Current portion, long-term debt                                                       2,334,646             2,216,580
                                                                                  -------------         -------------
         Total current liabilities                                                    8,611,260             6,818,858

Long-term liabilities                                                                 2,650,959             2,263,800

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $0.01 per share; 1,000,000
         shares authorized; no shares issued and outstanding                                 --                    --
     Common stock, par value $0.01 per share; 100,000,000
         shares authorized; 27,316,295 and 27,404,654 shares issued and
         outstanding at December 31, 2000 and March 31, 2001, respectively              273,162               274,046
Additional paid-in capital                                                          202,253,314           203,014,562
Accumulated other comprehensive loss                                                   (199,711)             (311,293)
Deferred compensation                                                                (1,277,357)           (1,156,350)
Accumulated deficit                                                                 (84,345,927)          (91,652,887)
                                                                                  -------------         -------------
Total stockholders' equity                                                          116,703,481           110,168,078
                                                                                  -------------         -------------
Total liabilities and stockholders' equity                                        $ 127,965,700           119,250,736
                                                                                  =============         =============

See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                               2000                  2001
                                               ----                  ----
Revenue
    Product sales                          $         --              313,808
    Research and development                         --              569,680

Expenses:
   Cost of sales                                     --              225,532
   Research and development                   3,529,495            6,167,929
   General and administrative                 1,900,035            2,948,660
                                           ------------           ----------
        Operating loss                       (5,429,530)          (8,458,633)

Other income/(expense):
   Interest expense                            (105,781)            (162,307)
   Interest income                            1,172,115            1,313,980
                                           ------------           ----------
        Net loss                           $ (4,363,196)          (7,306,960)
                                           ============           ==========

Net loss per share,
     basic and diluted                     $      (0.19)               (0.27)
                                           ============           ==========

Weighted average number of shares
     outstanding, basic and diluted          22,990,922           27,341,480
                                           ============           ==========


See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                      MARCH 31,
                                                                      ---------
                                                              2000                  2001
                                                              ----                  ----
Cash flows from operating activities:
     Net loss                                            $  (4,363,196)           (7,306,960)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                         359,793               996,517
         Stock options                                         869,408               451,002
     Changes in operating assets and liabilities:
         Other assets                                         (185,436)               10,247
         Prepaid assets                                       (389,860)              (32,607)
         Inventories                                                --              (373,712)
         Accounts receivable                                        --              (332,101)
         Accounts payable                                      630,678              (303,704)
         Accrued liabilities                                  (237,197)           (1,370,632)
         Due to/from related party, net                          7,319                (2,091)
                                                         -------------         -------------
         Net cash used in operating activities              (3,308,491)           (8,264,041)
                                                         -------------         -------------

Cash flows from investing activities:
     Purchase of plant and equipment                          (393,147)             (482,990)
     Investments                                                    --              (225,000)
     Proceeds from sale of marketable securities                    --             2,996,750
                                                         -------------         -------------
         Net cash (used in) provided by investing
           activities                                         (393,147)            2,288,760
                                                         -------------         -------------

Cash flows from financing activities:
     Net proceeds from sale of equity                       66,788,578                  --
     Exercise of stock options and warrants                     76,505               432,137
     Payments of long-term debt                               (192,543)             (521,735)
                                                         -------------         -------------
         Net cash provided by (used in) financing
           activities                                       66,672,540               (89,598)
                                                         -------------         -------------
Net increase (decrease) in cash and cash
     equivalents                                            62,970,902            (6,064,879)
Cash and cash equivalents at beginning of period            46,417,942            96,142,726
                                                         -------------         -------------
Cash and cash equivalents at end of period               $ 109,388,844            90,077,847
                                                         =============         =============
Supplemental cash flow information:
     Interest paid                                       $     105,781               163,435
Non-cash investing and financing activities:
     Unrealized loss on marketable securities            $           0               111,582
                                                         =============         =============

See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Antigenics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and our wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for our fiscal year beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations as we have no derivative or hedging transactions.


NOTE B - MERGER AGREEMENT WITH AQUILA BIOPHARMACEUTICALS, INC.

On November 16, 2000, we acquired all of the outstanding common stock, options and warrants of Aquila Biopharmaceuticals, Inc., a biotechnology company engaged in the discovery, product development and commercialization of products to prevent, treat, or control infectious diseases, autoimmune disorders and cancers. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Aquila have been included in our financial statements from the date of acquisition. A portion of the purchase price of $44,819,000, was allocated to the identifiable net assets acquired based on their estimated fair values.


NOTE C - INITIAL PUBLIC OFFERING

On February 9, 2000, we completed an initial public offering (the "IPO") of 4,025,000 shares of common stock at $18 per share. We received $72,450,000 before deduction of offering expenses of approximately $6,221,000. Concurrently with the completion of the IPO, we were converted from a limited liability company to a corporation. All members of the limited liability company exchanged their respective member interests for shares of common stock in the corporation. The financial statements have been retroactively adjusted to reflect the conversion from a limited liability company to a corporation and the exchange of each unit of members' equity into 172.0336 shares of common stock.


NOTE D - INCOME TAXES

Prior to converting to a corporation in February 2000, we were a limited liability company, and as such, no federal, state or local income taxes were levied on the company. Each member of the limited liability company was individually responsible for reporting their share of the company's net income or loss on their personal tax returns. As a result we will not be able to offset future taxable income, if any, against losses incurred prior to the conversion to a corporation.

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


NOTE E - EARNINGS PER SHARE

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


NOTE F - STOCK-BASED COMPENSATION PLANS

During the three months ended March 31, 2001, we granted approximately 224,000 non-qualified stock options and approximately 116,000 incentive stock options to employees and directors with exercise prices at the fair value of the underlying shares at the date of grant. These options were granted at a weighted average exercise price of $11.90 per share. In addition, we granted 10,000 non-qualified stock options to outside advisors of which 2,000 options vested immediately and the remainder vest over three years. These options were granted at a weighted average exercise price of $11.85 per share. Approximately 88,000 options were exercised and approximately 18,000 options were forfeited during the three months ended March 31, 2001.

We recorded a charge to operations related to the grants of options to employees and directors for the three months ended March 31, 2000 and 2001, of approximately $128,000 and $212,000, respectively. For the three months ended March 31, 2000 and 2001, the charge to operations related to options granted and earned by outside advisors totaled approximately $742,000 and $239,000, respectively.


NOTE G - INVENTORY

           Inventories consist of the following at March 31, 2001:

           Finished Goods                            $  417,836
           Work-in-process                              572,418
           Raw materials & supplies                      53,076
                                                     ----------
                                                     $1,043,330
                                                     ==========

NOTE H - COMMITMENTS AND RELATED PARTY TRANSACTIONS

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development and efforts involving genomic technologies with a view to developing such products and services. Contributions to the limited partnership are made as authorized by the general partner. As of March 31, 2001, we have invested $525,000, $225,000 of which was invested during the three months ended March 31, 2001, and have included this amount in non-current other assets. We account for this investment under the cost method. The general partner of the limited partnership is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the president of NewcoGen Group Inc. and is also a principal of the limited partnership. In addition, Garo H. Armen, Ph.D., our chief executive officer and one of our directors, is a director of NewcoGen Group Inc.

NOTE I - SUBSEQUENT EVENT

On April 23, 2001, we entered into a definitive agreement to purchase Aronex Pharmaceuticals, Inc. in a tax-free, stock-for-stock transaction. Under the terms of the merger agreement, each outstanding share of Aronex common stock will convert into the right to receive approximately $1.10 in shares of our common stock and Aronex will become our wholly owned subsidiary. In addition, each share of Aronex common stock will be entitled to a contingent value right, based on the achievement of a certain milestone by Aronex, potentially worth an additional $0.15 in shares of our common stock. Based upon the closing price of our stock an April 23, 2001, we would issue approximately 1.8 million shares (worth approximately $28 million) at the closing of the transaction. Pursuant to the merger agreement, Aronex stockholders will not receive greater than 0.0917 shares or less than 0.0550 shares of our common stock for each of their Aronex shares.

The merger will be accounted for under the purchase method of accounting, which means the purchase price will be allocated to the assets and liabilities of Aronex, including its intangible assets, based upon their fair values. The results of operations and cash flows of Aronex will be included in our consolidated financial statements prospectively as of the closing of the merger. In addition, we anticipate recognizing a non-recurring charge to operations at the date of closing of the merger for the immediate write-off of acquired in-process research and development. Closing of the merger is subject to the adoption of the agreement by the stockholders, and other customary closing conditions.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

We are currently developing treatments for cancers, serious infectious diseases, and autoimmune and degenerative disorders using our proprietary technologies that program the immune system and improve quality of life. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead therapeutic vaccine, Oncophage(R). Our business activities have included, product research and development, intellectual property prosecution, establishing manufacturing capabilities, manufacturing therapeutic vaccines for clinical trials, and regulatory and clinical affairs.

We have incurred significant losses since our inception and have first generated revenues during the year ended December 31, 2000. As of March 31, 2001, we had an accumulated deficit of approximately $91,653,000. We expect to continue to incur net losses over the next several years as we complete our Oncophage clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations. We have been dependent principally on equity and debt financings to fund our business activities. Our financial results may vary depending on many factors, including:

         -        the progress of Oncophage in the regulatory process;

         - the acceleration of other therapeutic vaccine candidates into preclinical and clinical trials;

         - our investment in manufacturing process development and in manufacturing capacity for Oncophage and other product candidates;

         - development of a sales and marketing staff and sales activities if Oncophage or other product candidates are approved for commercialization; and

         -        the progress of our other research and development efforts.

                        HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenue: As a result of the acquisition of Aquila Biopharmaceuticals, Inc. in November 2000, we generated $314,000 of product revenue and $570,000 of research and development revenue during the three months ended March 31, 2001 and no revenues during the three months ended March 31, 2000. Product revenues consist of sales of the feline leukemia vaccine to our marketing partner Virbac, S.A., a private French company, which has exclusive worldwide rights to market the product. Revenues from research and development activities consist of shipments of QS-21 to be used in clinical trials by our partners.

Cost of Sales: Cost of sales related entirely to product revenue was $226,000 for the three months ended March 31, 2001. We had no cost of sales for the three months ended March 31, 2000. For the three months ended March 31, 2001, cost of sales was 72% of product sales.

Research and Development: Research and development expense increased 75% to $6,168,000 for the three months ended March 31, 2001 from $3,529,000 for the three months ended March 31, 2000. The Aquila acquisition increased research costs by $1,175,000 for the three months ended March 31, 2001 over the same period in 2000. The increase was also principally due to the increase in staff to support the company's expanded research and development activities increasing costs by $889,000. Costs associated with our clinical trials increased $235,000 over the three months ended March 31, 2000. Other increases in our ongoing development activities were $484,000 higher than in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees from $440,000 for the three months ended March 31, 2000 to $296,000 for the three months ended March 31, 2001. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to the University of Connecticut, where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities and funding paid to support Oncophage clinical trials.

General and Administrative: General and administrative expenses increased 55% to $2,949,000 for the three months ended March 31, 2001 from $1,900,000 for the three months ended March 31, 2000. The Aquila acquisition increased general and administrative costs by $769,000 for the three months ended March 31, 2001. The increase was also due to the growth in the number of employees to support our expanded business operations which increased costs by $163,000, legal expenses related to general corporate and patent activities which were $200,000 higher for the three months ended March 31, 2001 as compared to the same period in 2000 and increased costs related to operating as a public company which were $89,000 for the three months ended March 31, 2001 compared to no costs for the first quarter in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $155,000 for the three months ended March 31, 2001 from $429,000 for the three months ended March 31, 2000. Other increases in our general and administrative expenses were $102,000 higher for the three months ended March 31, 2001 than for the same period in 2000. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense increased 53% to $162,000 for the three months ended March 31, 2001 from $106,000 for the three months ended March 31, 2000 due to the increased borrowings under a credit facility to partially fund the construction of our manufacturing and laboratory facility.

Interest Income: Interest income increased 12% to $1,314,000 for the three months ended March 31, 2001 from $1,172,000 for the three months ended March 31, 2000. This increase was principally attributable to a higher average cash and cash equivalents balance during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 as a result of net proceeds of $66,229,000 from our initial public offering completed in February 2000 and the acquisition of Aquila in November 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and, at March 31, 2001, we have incurred an accumulated deficit of $91,653,000, inclusive of accumulated non-cash charges of $12,968,000 related to grants of stock options, warrants and common stock grants and $25,800,000 of acquired in-process research and development. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through March 31, 2001, we raised aggregate net proceeds of $146,595,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We expect that we will fund our capital expenditures and growing operations over the next two years with current working capital. We may, however, raise money in the capital markets. Our future capital requirements include, but are not limited to, supporting our Oncophage clinical trial efforts and continuing our other research and development programs. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital.

Our cash and cash equivalents at March 31, 2001 were $90,078,000, a decrease of $6,065,000 from December 31, 2000. During the three months ended March 31, 2001, we used cash primarily to finance operations, including our Oncophage clinical trials.

Net cash used in operating activities for the three months ended March 31, 2000 and 2001 was $3,308,000 and $8,264,000, respectively. The increase resulted from the increase in the activity of our Oncophage clinical trials and general expansion of our operations.

Net cash used in investing activities for the three months ended March 31, 2000 was $393,000 as compared to net cash provided by investing activities of $2,289,000 for the three months ended March 31, 2001. For the three months ended March 31, 2001 we invested $483,000 for the purchase of equipment, furniture and fixtures and an additional $225,000 was contributed to a limited partnership, of which we became a member during the second quarter of 2000. Our total commitment to this limited partnership is $3,000,000 with contributions made as authorized by the general partner. For the three months ended March 31, 2001 we received proceeds from the sale of marketable securities of $2,997,000.

Net cash provided by financing activities was $66,673,000 for the three months ended March 31, 2000 as compared to net cash used in financing activities of $90,000 for the three months ended March 31, 2001. Since inception, our primary source of financing has been from equity investments. During the three months ended March 31, 2000 and 2001, sales of equity and, in 2001, exercises of stock options and warrants, totaled approximately $66,865,000 and $432,000. At March 31, 2001, we had outstanding $4,266,000 under our credit facilities, which were used to finance the construction of our manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance.

                                      OTHER

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding our future performance. These expectations are based on certain assumptions regarding the timing of our clinical trials, the efficacy of products, the availability of capital and other factors relating to our growth. These expectations may not materialize if product development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in our annual report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to make capital expenditures. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposures. There has been no change since the fiscal year ended December 31, 2000 with respect to our interest rate exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

           On February 9, 2000, we sold 4,025,000 shares of our common stock (including the underwriters' overallotment option) at $18 per share to the underwriters. We received net proceeds in the initial public offering of approximately $66,229,000 reflecting gross proceeds of $72,450,000, net of underwriter commissions of approximately $5,071,500 and other offering costs of approximately $1,149,500.

           We have used the following net offering proceeds as of March 31, 2001: approximately $2,841,000 for fixed asset additions, $525,000 for investments, $971,000 for debt obligations, $1,210,000 for acquisition costs and $19,134,000 for operations.


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT           DESCRIPTION
-------           -----------
4.1               Form of Debenture. Filed as exhibit 4.1 to the Report on Form
                  8-K of Aquila Biopharmaceuticals, Inc. (File No. 0-12081) and
                  incorporated herein by reference.

10.1 Master Loan and Security Agreement dated July 15, 1998 by and between Aquila Biopharmaceuticals, Inc. and Transamerica
                  Business Credit Corporation. Filed as exhibit 4.3 to the
                  Annual Report on Form 10-K for the year ended December 31,
                  1998 of Aquila Biopharmaceuticals, Inc. (File No. 0-12081) and incorporated herein by reference.

10.2              Lease Agreement by and between Aquila Biopharmaceuticals, Inc.
                  and NDNE 9/90 Corporate Center LLC effective September 9,
                  1998. Filed as exhibit 10.2 to Amendment No. 1 to Registration
                  Statement on Form S-3 of Aquila Biopharmaceuticals, Inc. (File
                  No. 333-46641) and incorporated herein by reference.

         (b) Reports on Form 8-K

On January 29, 2001, we filed an amendment to our Current Report on Form 8-K dated November 16, 2000 which was filed on November 30, 2000. The initial report disclosed the completion of our acquisition of Aquila Biopharmaceuticals, Inc. and the amendment included the financial statements of Aquila and the pro forma condensed consolidated financial statements of Antigenics.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ANTIGENICS INC.



Date: May 11, 2001              /s/ Garo H. Armen, Ph.D.
                                ------------------------------------------------
                                Garo H. Armen, Ph.D.
                                President and Chief Executive Officer (Principal
                                Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
4.1               Form of Debenture. Filed as exhibit 4.1 to the Report on Form
                  8-K of Aquila Biopharmaceuticals, Inc. (File No. 0-12081) and
                  incorporated herein by reference.

10.1 Master Loan and Security Agreement dated July 15, 1998 by and between Aquila Biopharmaceuticals, Inc. and Transamerica
                  Business Credit Corporation. Filed as exhibit 4.3 to the
                  Annual Report on Form 10-K for the year ended December 31,
                  1998 of Aquila Biopharmaceuticals, Inc. (File No. 0-12081) and incorporated herein by reference.

10.2              Lease Agreement by and between Aquila Biopharmaceuticals, Inc.
                  and NDNE 9/90 Corporate Center LLC effective September 9,
                  1998. Filed as exhibit 10.2 to Amendment No. 1 to Registration
                  Statement on Form S-3 of Aquila Biopharmaceuticals, Inc. (File
                  No. 333-46641) and incorporated herein by reference.