Form 10-Q
period 2001-06-30
ANTIGENICS INC /DE/
filed 2001-08-14
CIK 1098972

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001                Commission File No. 000-29089


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

YES    X               NO
   ---------             -----------

Number of shares outstanding of the registrant's Common Stock as of August 9, 2001: 28,984,535 shares

                                 ANTIGENICS INC.

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1 - Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets (unaudited)
            December 31, 2000 and June 30, 2001..............................1

         Consolidated Statements of Operations (unaudited)
            For the Three and Six Months ended June 30, 2000
            and 2001.........................................................2

         Consolidated Statements of Cash Flows (unaudited)
            For the Six Months ended June 30, 2000 and 2001..................3

         Notes To Unaudited Consolidated Financial Statements................4

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........11

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds from
            Registered Securities...........................................11

Item 4- Submission of Matters to a Vote of Security Holders.................11

Item 6(a) - Exhibits........................................................12

Item 6(b) - Current Reports on Form 8-K.....................................12

Signatures..................................................................13

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Consolidated Financial Statements

                        ANTIGENICS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,          JUNE 30,
                                                                       2000                 2001
                                                                    -------------       -------------
                                                                                         (UNAUDITED)
                            ASSETS
Cash and cash equivalents                                           $  96,142,726       $  81,622,462
Marketable securities                                                   2,996,750                  --
Accounts receivable                                                       532,896           1,121,266
Inventories                                                               669,618           1,652,419
Prepaid expenses                                                          619,324             653,440
Other assets                                                              631,095             771,812
Due from related party                                                        376               3,605
                                                                    -------------       -------------
         Total current assets                                         101,592,785          85,825,004

Plant and equipment, net of accumulated amortization and
     depreciation of $2,942,744 and $4,294,117 at December 31,
     2000 and June 30, 2001, respectively                              14,640,281          14,403,779
Intangible assets, net of accumulated amortization of $156,563 and $700,932 at December 31, 2000 and June 30, 2001,
     respectively                                                       9,606,638           9,062,269
Other assets                                                            2,125,996           2,581,017
                                                                    -------------       -------------
         Total assets                                               $ 127,965,700       $ 111,872,069
                                                                    =============       =============


             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $   2,273,631       $   2,060,243
Accrued liabilities                                                     4,002,983           3,284,058
Current portion, long-term debt                                         2,334,646           2,441,445
                                                                    -------------       -------------
         Total current liabilities                                      8,611,260           7,785,746

Long-term liabilities                                                   2,650,959           1,489,290

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $0.01 per share; 1,000,000                     --                  --
         shares authorized; no shares issued and outstanding
     Common stock, par value $0.01 per share; 100,000,000                 273,162             274,362
         shares authorized; 27,316,295 and 27,436,252 shares
         issued and outstanding at December 31, 2000 and
         June 30, 2001, respectively
      Additional paid-in capital                                      202,253,314         203,563,081
      Accumulated other comprehensive loss                               (199,711)           (129,110)
      Deferred compensation                                            (1,277,357)         (1,033,394)
      Accumulated deficit                                             (84,345,927)       (100,077,906)
                                                                    -------------       -------------
Total stockholders' equity                                            116,703,481         102,597,033
                                                                    -------------       -------------
Total liabilities and stockholders' equity                          $ 127,965,700       $ 111,872,069
                                                                    =============       =============


See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001

                                   (UNAUDITED)

                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                       -----------------------------     -----------------------------
                                           2000             2001             2000              2001
                                       ------------     ------------     ------------     ------------

Revenue:
   Product sales                        $        --          675,176               --          988,984
   Research and development                      --          603,290               --        1,172,970

Expenses:
   Cost of sales                                 --         (355,066)              --         (580,598)
   Research and development              (3,879,862)      (6,457,835)      (7,442,964)     (12,625,764)
   General and administrative            (2,510,463)      (3,706,940)      (4,376,891)      (6,655,600)
                                       ------------     ------------     ------------     ------------
        Operating loss                   (6,390,325)      (9,241,375)     (11,819,855)     (17,700,008)

Other income/(expense):
   Interest expense                         (98,956)        (142,954)        (204,737)        (305,261)
   Interest income                        1,643,371          959,308        2,815,486        2,273,288
                                       ------------     ------------     ------------     ------------
        Net loss                       $ (4,845,910)      (8,425,021)      (9,209,106)     (15,731,981)
                                       ============     ============     ============     ============

Net loss per share,
     basic and diluted                 $      (0.20)           (0.31)           (0.39)           (0.57)
                                       ============     ============     ============     ============

Weighted average number of shares
     outstanding, basic and diluted      24,777,185       27,414,478       23,884,054       27,378,180
                                       ============     ============     ============     ============


See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                 JUNE 30,
                                                      ------------------------------
                                                           2000             2001
                                                      ------------      ------------
Cash flows from operating activities:
     Net loss                                         $ (9,209,106)     (15,731,981)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                     720,048        1,895,742
         Stock options                                   1,685,695          889,782
     Changes in operating assets and liabilities:
         Other assets                                     (177,700)         (15,804)
         Prepaid assets                                   (351,551)         (34,116)
         Inventories                                            --         (982,801)
         Accounts receivable                                    --         (588,370)
         Accounts payable                                  599,637         (213,388)
         Accrued liabilities                               (65,728)        (718,925)
         Due to/from related party, net                     12,589           (3,229)
                                                      ------------      -----------
         Net cash used in operating activities          (6,786,116)     (15,503,090)
                                                      ------------      -----------

Cash flows from investing activities:
     Purchase of plant and equipment                      (914,151)      (1,114,871)
     Investments                                          (300,000)        (225,000)
     Deferred acquisition costs                                 --         (292,421)
     Proceeds from sale of marketable securities                --        2,996,750
                                                      ------------      -----------

         Net cash (used in) provided by investing
           activities                                   (1,214,151)       1,364,458
                                                      ------------      -----------
Cash flows from financing activities:
     Net proceeds from sale of equity                   66,788,578          115,696
     Exercise of stock options and warrants                326,473          549,452
     Payments of long-term debt                           (391,912)      (1,046,780)
                                                      ------------      -----------
         Net cash provided by (used in) financing
           activities                                   66,723,139         (381,632)
                                                      ------------      -----------
Net increase (decrease) in cash and cash                58,722,872      (14,520,264)
     equivalents
Cash and cash equivalents at beginning of period        46,417,942       96,142,726
                                                      ------------      -----------
Cash and cash equivalents at end of period            $105,140,814       81,622,462
                                                      ============      ===========
Supplemental cash flow information:
     Interest paid                                    $    204,737          305,261


See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and our wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for our fiscal year beginning January 1, 2001. The adoption of SFAS No. 133 did not have an effect on our financial position or results of operations as we have no derivative or hedging transactions.

NOTE B - MERGER AGREEMENT WITH AQUILA BIOPHARMACEUTICALS, INC.

On November 16, 2000, we acquired all of the outstanding common stock, options and warrants of Aquila Biopharmaceuticals, Inc., a biotechnology company engaged in the discovery, product development and commercialization of products to prevent, treat, or control infectious diseases, autoimmune disorders and cancers. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Aquila Biopharmaceuticals have been included in our consolidated financial statements from the date of the acquisition. A portion of the purchase price of $44,819,000, was allocated to the identifiable net assets acquired based on their estimated fair values.

NOTE C - INITIAL PUBLIC OFFERING

On February 9, 2000, we completed our initial public offering (the "IPO") of 4,025,000 shares of common stock at $18 per share. We received $72,450,000 before the deduction of offering expenses of approximately $6,221,000. Concurrent with the completion of our IPO, we were converted from a limited liability company to a corporation. All members of the limited liability company exchanged their respective member interests for shares of common stock in the corporation. Our consolidated financial statements have been retroactively adjusted to reflect the conversion from a limited liability company to a corporation and the exchange of each unit of members' equity into 172.0336 shares of common stock.

NOTE D - INCOME TAXES

Prior to converting to a corporation in February 2000, we were a limited liability company, and, as such, no federal, state or local income taxes were levied on the company. Each member of the limited liability company was individually responsible for reporting their share of the company's net income or loss on their personal tax returns. As a result, we will not be able to offset future taxable income, if any, against losses incurred prior to the conversion to a corporation.

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

Given our history of incurring operating losses, management believes that it is more likely than not that any deferred tax assets, net of deferred tax liabilities, will not be realized. Therefore, there is no income tax benefit recognized in the accompanying consolidated financial statements because of a loss before income taxes and the need to recognize a valuation allowance on our net deferred tax assets.

NOTE E - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires the calculation and presentation of "Basic" and "Diluted" earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and other potentially dilutive securities. Because we report a net loss, diluted earnings per share is the same as basic earnings per share because the effect of adding our outstanding stock options, stock warrants and other potentially dilutive securities to our weighted average shares outstanding would reduce the net loss per share. Therefore, our outstanding stock options, stock warrants and other potentially dilutive securities are not included in the calculation.

NOTE F - STOCK-BASED COMPENSATION PLANS

During the six months ended June 30, 2001, we granted approximately 237,000 non-qualified stock options and approximately 192,000 incentive stock options to employees and directors with exercise prices at the fair value of the underlying shares at the date of grant. These options were granted at a weighted average exercise price of $12.63 per share. In addition, we granted 32,000 non-qualified stock options to outside advisors of which 2,000 options vested immediately and the remainder vest over periods of three and five years. These options were granted at a weighted average exercise price of $13.08 per share. Approximately 105,000 options were exercised and approximately 20,000 options were forfeited during the six months ended June 30, 2001.

We recorded a charge to operations related to the grants of options to employees and directors for the three months ended June 30, 2000 and 2001, of approximately $130,000 and $136,000, respectively, and $258,000 and $350,000 for the six months ended June 30, 2000 and 2001, respectively. For the three months ended June 30, 2000 and 2001, the charge to operations related to options granted and earned by outside advisors totaled approximately $685,000 and $347,000, respectively, and approximately $1,427,000 and $586,000 for the six months ended June 30, 2000 and 2001, respectively.

NOTE G - INVENTORY

     Inventories consist of the following at June 30, 2001:

           Finished Goods                            $1,377,000
           Work-in-process                              229,000
           Raw materials & supplies                      46,000
                                                     ----------
                                                     $1,652,000
                                                     ==========




NOTE H - COMMITMENTS AND RELATED PARTY TRANSACTIONS

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development and efforts involving genomic technologies with a view to developing such products and services. Contributions to the limited partnership are made as authorized by the general partner. As of June 30, 2001, we have invested $525,000, $225,000 of which was invested during the six months ended June 30, 2001, and have included this amount in non-current other assets. We account for this investment under the cost method. The general partner of the limited partnership is

AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the president of NewcoGen Group Inc. and is also a principal of the limited partnership. In addition, Garo H. Armen, Ph.D., our chief executive officer and one of our directors, is a director of NewcoGen Group Inc.

NOTE I - SUBSEQUENT EVENT

On July 12, 2001, we completed our acquisition of Aronex Pharmaceuticals, Inc. The acquisition was structured as a merger of a wholly-owned subsidiary of Antigenics with and into Aronex Pharmaceuticals pursuant to an Agreement and Plan of Merger among Antigenics, Nasa Merger Corp. and Aronex Pharmaceuticals dated as of April 23, 2001. The merger was a tax-free reorganization and is being accounted for as a purchase.

As consideration for the merger, in exchange for each of their shares of Aronex Pharmaceuticals common stock, the stockholders of Aronex Pharmaceuticals received (i) 0.0594 shares of Antigenics common stock and (ii) a contingent value right to receive additional shares of Antigenics common stock in the event a certain milestone is achieved on or before July 6, 2002. Cash is payable in lieu of any fractional shares of Antigenics common stock otherwise issuable in the merger in the amount of the fraction times $17.41, the closing price of Antigenics's common stock on July 12, 2001. All outstanding options and warrants to purchase shares of Aronex Pharmaceuticals common stock were automatically converted into options and warrants to purchase Antigenics common stock at the exchange ratio described above. Additionally, an outstanding $2.5 million note previously convertible into shares of Aronex Pharmaceuticals common stock is now convertible into shares of Antigenics common stock at a rate adjusted in accordance with the exchange ratio described above.

The estimated purchase price of $33,400,000 is the sum of (i) $28,647,000 representing the assumed issuance of approximately 1,548,000 shares of Antigenics common stock valued at $18.505 per share, which represents the average closing price per share of Antigenics common stock for the ten trading days ending the second trading day before July 12, 2001, to be issued at the exchange ratio of 0.0594 shares of Antigenics common stock for each of the approximate 26,061,000 outstanding shares of Aronex Pharmaceuticals common stock as of July 11, 2001, (ii) $1,958,000 representing the fair value of Aronex Pharmaceuticals options and warrants to acquire Aronex Pharmaceuticals common stock which will be vested upon the consummation of the merger and exchanged for options and warrants to purchase approximately 282,000 shares of Antigenics common stock and (iii) an estimated $2,795,000 of Antigenics's costs of the merger, costs to sever the employment of certain Aronex Pharmaceuticals employees, and costs associated with the closing of Aronex Pharmaceuticals's facility. The fair value of the Aronex Pharmaceuticals options and warrants has been calculated using an option pricing model with the following weighted average assumptions: life of the option or warrant -- employees and directors options -- 4 years and non-employee options and warrants -- remaining contractual life of 6 years; dividend yield -- nil; risk-free interest rate -- 5.50%; price volatility -- 74.0%. The final purchase price will be dependent upon the number of shares of Antigenics common stock actually exchanged and the other costs of the transaction.

The merger is being accounted for under the purchase method of accounting, which means the purchase price will be allocated to the assets and liabilities of Aronex Pharmaceuticals, including its intangible assets, based upon their fair values. Valuations of specifically identifiable intangible assets and acquired in-process research and development are in progress. The preliminary valuation of acquired in-process research and development is $30,600,000; this represents the estimated fair value of products under development at Aronex Pharmaceuticals calculated using an income approach. This approach involves estimating the fair value of the acquired in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development projects. The risk adjusted discount rates range from 45% to 55%, depending on the risks associated with each specific project. Cash inflows from projects are assumed to begin primarily in 2005 and 2006, the expected dates of product approvals. Gross margins on products are estimated at levels consistent with industry expectations. The preliminary fair values of the acquired non-current assets, $4,300,000, and acquired in-process research and development have been proportionately reduced by the amount that the estimated fair value of the net assets acquired exceeds the estimated purchase price (negative goodwill). The results of operations and cash flows of Aronex Pharmaceuticals will be included in our consolidated financial statements prospectively as of the closing of the merger. In addition, we will be recognizing a non-recurring charge to operations on July 12, 2001 for the immediate write-off of acquired in-process research and development.

NOTE J - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

We are required to adopt the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

As of the date of adoption, we expect to have unamortized goodwill in the amount of $2,664,000 and unamortized other intangible assets in the amount of $5,854,000, before the accounting for the acquisition of Aronex (see Note I), all of which will be subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill and other intangible assets was $91,000 and $544,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practical at the date of this report to reasonably estimate the impact of adopting these Statements on our consolidated financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    OVERVIEW

We are developing treatments for cancers, serious infectious diseases, autoimmune disorders and degenerative disorders using our proprietary technologies that program the immune system and improve quality of life. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead therapeutic vaccine, Oncophage(R). Our business activities have included, product research and development, intellectual property prosecution, establishing manufacturing capabilities, manufacturing therapeutic vaccines for clinical trials, and regulatory and clinical affairs.

We have incurred significant losses since our inception and first generated revenues during the year ended December 31, 2000. As of June 30, 2001, we had an accumulated deficit of approximately $100,078,000 inclusive of accumulated non-cash charges of $13,407,000 related to grants of stock options, warrants and common stock grants and $25,800,000 of acquired in-process research and development. We expect to continue to incur net losses over the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations, including increased expenses associated with the development of the technologies and product pipeline that were acquired as a result of the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. We have been dependent principally on equity and debt financings to fund our business activities. Our financial results may vary depending on many factors, including:

     -    the progress of our drugs or vaccines in the regulatory process;

     - the acceleration of other product candidates into preclinical and clinical trials;

     - our investment in manufacturing process development and in manufacturing capacity for Oncophage and other product candidates;

     - development of a sales and marketing staff and sales activities if Oncophage or other product candidates are approved for commercialization; and

     -    the progress of our other research and development efforts.

                        HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Revenue: As a result of the acquisition of Aquila Biopharmaceuticals in November 2000, we generated $675,000 of product revenue and $603,000 of research and development revenue during the three months ended June 30, 2001. We had no revenues during the three months ended June 30, 2000. Product revenues consist of sales of the feline leukemia antigen and vaccine to our marketing partner Virbac, S.A., a French company which has exclusive worldwide rights to market the product. Revenues from research and development activities consist of shipments of our adjuvant QS-21 to be used in clinical trials by our partners and grant and milestone payments received.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $355,000 for the three months ended June 30, 2001. We had no cost of sales for the three months ended June 30, 2000. For the three months ended June 30, 2001, cost of sales was 53% of product sales.

Research and Development: Research and development expense increased 66% to $6,458,000 for the three months ended June 30, 2001 from $3,880,000 for the three months ended June 30, 2000. The Aquila Biopharmaceuticals acquisition increased research costs by $911,000 for the three months ended June 30, 2001. The increase was also due to the increase in staff to support our expanded research and development activities increasing costs by $625,000. Costs associated with our clinical trials increased $1,040,000 over the three months ended June 30, 2000, particularly due to the initiation of a phase III clinical trial. Other increases in our ongoing development activities were $109,000 higher than in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees from $403,000 for the three months ended June 30, 2000 to $296,000 for the three months ended June 30, 2001. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities and funding paid to support our clinical trials.

General and Administrative: General and administrative expenses increased 48% to $3,707,000 for the three months ended June 30, 2001 from $2,510,000 for the three months ended June 30, 2000. The Aquila Biopharmaceuticals acquisition increased general and administrative costs by $478,000 for the three months ended June 30, 2001. The increase was also due to the growth in the number of employees to support our expanded business operations which increased costs by $457,000, legal expenses related to general corporate and patent activities which were $50,000 higher for the three months ended June 30, 2001 as compared to the same period in 2000 and other increases in our general and administrative expenses which were $483,000 higher for the three months ended June 30, 2001 than for the same period in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $143,000 for the three months ended June 30, 2001 from $414,000 for the three months ended June 30, 2000. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense increased 44% to $143,000 for the three months ended June 30, 2001 from $99,000 for the three months ended June 30, 2000 due to the increased borrowings under credit facilities to partially fund the construction of our manufacturing and laboratory facilities.

Interest Income: Interest income decreased 42% to $959,000 for the three months ended June 30, 2001 from $1,643,000 for the three months ended June 30, 2000. This decrease is attributable to a decreasing average cash and cash equivalents balance during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Revenue: We generated $989,000 in product revenue and $1,173,000 of research and development revenue during the six months ended June 30, 2001 and no revenue during the six months ended June 30, 2000.

Cost of Sales: Cost of sales related entirely to product revenue was $581,000 for the six months ended June 30, 2001. We had no cost of sales for the six months ended June 30, 2000. For the six months ended June 30, 2001, cost of sales was 59% of product sales.

Research and Development: Research and development expense increased 70% to $12,626,000 for the six months ended June 30, 2001 from $7,443,000 for the six months ended June 30, 2000. The Aquila Biopharmaceuticals acquisition increased research costs by $2,086,000 for the six months ended June 30, 2001. The increase was also due to the increase in our staff to support our expanded research and development activities, which increased costs by $1,471,000. Costs associated with our clinical trials increased $1,275,000 over the six months ended June 30, 2000, particularly due to the initiation of a phase III clinical trial. Other ongoing development activities increased costs by $602,000. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $592,000 for the six months ended June 30, 2001 from $843,000 for the six months ended June 30, 2000. Research and development expenses consist primarily of compensation for our employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities and funding paid to support our clinical trials.

General and Administrative: General and administrative expenses increased 52% to $6,656,000 for the six months ended June 30, 2001 from $4,377,000 for the six months ended June 30, 2000. The Aquila Biopharmaceuticals acquisition increased general and administrative costs by $2,086,000 for the six months ended June 30, 2001. The increase was also due to the growth in the number of our employees to support our expanded business operations which increased costs by $447,000, and legal expenses related to general corporate and patent activities which were $291,000 higher for the six months ended June 30, 2001 as compared to the same period in 2000. These increases are partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees from $843,000 for the six months ended June 30, 2000 to $298,000 for the six months ended June 30, 2001. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense increased 49% to $305,000 for the six months ended June 30, 2001 from $205,000 for the six months ended June 30, 2000 due to the increased borrowings under credit facilities to partially fund the construction of our manufacturing and laboratory facilities.

Interest Income: Interest income decreased 19% to $2,273,000 for the six months ended June 30, 2001 from $2,815,000 for the six months ended June 30, 2000. This decrease is attributable to a lower average cash and cash equivalents balance during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and, at June 30, 2001, we have an accumulated deficit of $100,078,000. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit facility secured by some of our manufacturing and laboratory assets. From our inception through June 30, 2001, we raised aggregate net proceeds of $146,740,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We also assumed a term loan agreement with an outstanding balance of $2,712,000 in connection with the merger of Aquila Biopharmaceuticals. We expect that we will fund our capital expenditures and growing operations over the next two years with current working capital. We may, however, raise money in the capital markets. Our future capital requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and product pipeline acquired as a result of the Aquila Biopharmaceuticals and Aronex Pharmaceuticals transactions. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital.

Our cash and cash equivalents at June 30, 2001 were $81,622,000, a decrease of $14,520,000 from December 31, 2000. During the six months ended June 30, 2001, we used cash primarily to finance operations, including our Oncophage clinical trials. Net cash used in operating activities for the six months ended June 30, 2000 and 2001 was $6,786,000 and $15,503,000, respectively. The increase resulted from the increase in the activity of our Oncophage clinical trials, development activity and general expansion of our operations.

Net cash used in investing activities for the six months ended June 30, 2000 was $1,214,000 as compared to net cash provided by investing activities of $1,364,000 for the six months ended June 30, 2001. During the six months ended June 30, 2001, we invested $1,115,000 for the purchase of equipment, furniture and fixtures and an additional $225,000 was contributed to a limited partnership, of which we became a member during the second quarter of 2000. Our total commitment to this limited partnership is $3,000,000 with contributions made as authorized by the general partner. During the six months ended June 30, 2001, we received proceeds from the sale of marketable securities of $2,997,000.

Net cash provided by financing activities was $66,723,000 for the six months ended June 30, 2000 as compared to net cash used in financing activities of $382,000 for the six months ended June 30, 2001. Since inception, our primary source of financing has been from equity investments. During the six months ended June 30, 2000 and 2001, sales of equity and exercises of stock options and warrants totaled approximately $67,115,000 and $665,000. At June 30, 2001, we had outstanding $1,482,000 under our credit facilities, which were used to finance the construction of our manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance.

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

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

     On February 9, 2000, we sold 4,025,000 shares of our common stock (including the underwriters' overallotment option) at $18 per share. We received net proceeds in the initial public offering of approximately $66,229,000 reflecting gross proceeds of $72,450,000, net of underwriter commissions of approximately $5,071,500 and other offering costs of approximately $1,149,500.

     We have used the following net offering proceeds as of June 30, 2001: approximately $3,515,000 for fixed asset additions, $525,000 for investments, $633,000 for debt obligations, $1,210,000 for acquisition costs and $28,687,000 for operations.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 24, 2001, our stockholders voted as follows:

                                          Number of        Number of
                                          Votes For     Votes Withheld
                                          ----------    --------------
     Proposal to elect the following
     nominees as directors:

     Donald Panoz                         19,431,735        985,908

     Noubar Afeyan, Ph.D.                 20,411,315          6,328

     Pramod Srivastava, PhD.              19,649,632        768,011

     Each nominee received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Mr. Panoz, Dr. Afeyan and Dr. Srivastava were re-elected to the Board of Directors. In addition, the terms in office of Garo H. Armen, Ph.D., Gamil G. de Chadarevian, Martin Taylor, Sanford M. Litvack and Tom Dechaene continued after the meeting. Mr. Panoz resigned from the Board of Directors effective July 13, 2001.




Item 6- Exhibits and Current Reports on Form 8-K

     (a) Exhibits

          None.

     (b) Current Reports on Form 8-K

     On April 24, 2001, we filed a Current Report on Form 8-K dated April 23, 2001 to disclose that we entered into an agreement to acquire Aronex Pharmaceuticals, Inc.

                                 ANTIGENICS INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANTIGENICS INC.


Date: August 13, 2001                     /s/ Garo H. Armen
                                          -------------------------------------
                                          Garo H. Armen
                                          President and Chief Executive Officer
                                          (Principal Accounting Officer)