Form 10-Q
period 2001-09-30
ANTIGENICS INC /DE/
filed 2001-11-13
CIK 1098972

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2001           Commission File No. 000-29089


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

YES        X                                         NO
   ----------------                                     ----------------


Number of shares outstanding of the registrant's Common Stock as of November 7, 2001: 29,004,277 shares

                                 Antigenics Inc.

                        Quarter Ended September 30, 2001

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                         Page
                                                                                                       ----
Item 1 - Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets (unaudited)
                           December 31, 2000 and September 30, 2001......................................1

         Consolidated Statements of Operations (unaudited)
                           For the Three and Nine Months ended September 30, 2000
                           and 2001......................................................................2

         Consolidated Statements of Cash Flows (unaudited)
                           For the Nine Months ended September 30, 2000 and 2001.........................3

         Notes To Unaudited Consolidated Financial Statements............................................4


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................13


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................................................14

Item 2 - Changes in Securities and Use of Proceeds from Registered Securities...........................14

Item 6(a) - Exhibits....................................................................................14

Item 6(b) - Current Reports on Form 8-K.................................................................15

Signatures..............................................................................................16

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Consolidated Financial Statements

                        ANTIGENICS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                       DECEMBER 31, 2000         SEPTEMBER 30, 2001
                                                                                                     (Unuadited)
                                                                      ---------------------     ----------------------
                            Assets
Cash and cash equivalents                                                 $ 96,142,726                 71,748,101
Marketable securities                                                        2,996,750                         --
Accounts receivable                                                            532,896                    692,981
Inventories                                                                    669,618                  1,394,135
Prepaid expenses                                                               619,324                  1,267,374
Other assets                                                                   631,095                    402,199
Due from related party                                                             376                         --
                                                                      ---------------------     ----------------------
         Total current assets                                              101,592,785                 75,504,790

Plant and equipment, net of accumulated amortization and
    depreciation of $2,942,744 and $4,966,510 at December 31, 2000
    and September 30, 2001, respectively                                    14,640,281                 14,292,693
Goodwill, net of accumulated amortization of $24,895 and
    $232,802 at December 31, 2000 and September 30, 2001,
    respectively                                                             2,962,475                  2,829,669
Intangible assets, net of accumulated amortization of $131,668 and $844,030 at December 31, 2000 and September 30, 2001,
    respectively                                                             6,644,163                 10,515,006
Other assets                                                                 2,125,996                  2,469,924
                                                                      ---------------------     ----------------------

         Total assets                                                     $127,965,700                105,612,082
                                                                      =====================     ======================


             Liabilities and Stockholders' Equity

Accounts payable                                                          $  2,273,631                  3,377,215
Accrued liabilities                                                          4,002,983                  6,392,437
Current portion, long-term debt                                              2,334,646                  5,748,353
                                                                      ---------------------     ----------------------
         Total current liabilities                                           8,611,260                 15,518,005

Long-term liabilities                                                        2,650,959                    873,101

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $0.01 per share; 1,000,000                          --                         --
         shares authorized; no shares issued and outstanding
     Common stock, par value $0.01 per share; 100,000,000
         shares authorized; 27,316,295 and 28,996,936 shares
         issued and outstanding at December 31, 2000 and
         September 30, 2001, respectively                                      273,162                    289,968
      Additional paid-in capital                                           202,253,314                234,215,882
      Accumulated other comprehensive loss                                    (199,711)                  (237,977)
      Deferred compensation                                                 (1,277,357)                  (965,450)
      Accumulated deficit                                                  (84,345,927)              (144,081,447)
                                                                      ---------------------     ----------------------

Total stockholders' equity                                                 116,703,481                 89,220,976
                                                                      ---------------------     ----------------------

Total liabilities and stockholders' equity                                $127,965,700                105,612,082
                                                                      =====================     ======================


     See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations
         For the three and nine months ended September 30, 2000 and 2001
                                   (unaudited)

                                                       Three months ended September 30,    Nine months ended September 30,
                                                       ----------------------------------  -------------------------------
                                                            2000              2001              2000             2001
                                                       ----------------  ----------------  ---------------- --------------
Revenue:
    Product sales                                        $        --           160,287                --       1,149,271
    Research and development                                      --           634,192                --       1,807,162
                                                       ----------------  ----------------  ---------------- --------------
               Total Revenue                                      --           794,479                --       2,956,433

Expenses:
   Cost of sales                                                  --          (107,089)               --        (687,687)
   Research and development                               (4,356,197)       (8,979,141)      (11,736,477)    (21,604,905)
   General and administrative                             (2,008,106)       (3,682,055)       (6,447,681)    (10,337,655)
   Acquired in-process research and development                   --       (32,436,347)               --     (32,436,347)
                                                       ----------------  ----------------  ---------------- --------------
        Operating loss                                    (6,364,303)      (44,410,153)      (18,184,158)    (62,110,161)

Other income/(expense):
   Other                                                          --           (41,106)              --          (41,106)
   Interest expense                                          (91,608)         (237,083)        (296,345)        (542,344)
   Interest income                                         1,705,046           684,803        4,520,532        2,958,091
                                                       ----------------  ----------------  ---------------- --------------

        Net loss                                         $(4,750,865)      (44,003,539)     (13,959,971)     (59,735,520)
                                                       ================  ================  ================ ==============

Net loss per share,
     basic and diluted                                   $     (0.19)            (1.53)           (0.58)           (2.14)
                                                       ================  ================  ================ ==============

Weighted average number of shares outstanding,
     basic and diluted                                    24,804,804        28,785,265       24,193,251       27,852,363
                                                       ================  ================  ================ ==============


     See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2000 and 2001
                                   (unaudited)

                                                                    September 30,
                                                       ----------------------------------------
                                                             2000                  2001
                                                       ------------------    ------------------
Cash flows from operating activities:
     Net loss                                             $(13,959,971)          (59,735,520)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                       1,141,570             2,944,035
         Stock options                                       2,235,333               971,790
         Acquired in-process research and
         development                                                --            32,436,347
     Changes in operating assets and liabilities:
         Other assets                                          444,871                63,612
         Prepaid expenses                                     (384,368)             (522,541)
         Inventories                                                --              (724,517)
         Accounts receivable                                        --              (160,085)
         Accounts payable                                    1,285,238              (598,897)
         Accrued liabilities                                   404,916            (1,694,698)
         Due to/from related party, net                            240                   376
                                                       ------------------    ------------------

         Net cash used in operating activities              (8,832,171)          (27,020,098)
                                                       ------------------    ------------------

Cash flows from investing activities:
     Purchases of plant and equipment                       (1,730,653)           (1,249,485)
     Investments                                              (300,000)             (225,000)
     Deferred Aquila Biopharmaceuticals merger
         costs                                                (689,939)                   --
     Proceeds from sale of marketable securities                    --             2,996,750
     Net cash acquired in Aronex Pharmaceuticals
         merger                                                     --             2,184,165
                                                       ------------------    ------------------

         Net cash (used in) provided by investing
           activities                                       (2,720,592)            3,706,430
                                                       ------------------    ------------------

Cash flows from financing activities:
     Net proceeds from sale of equity                       66,788,578               115,696
     Exercises of stock options and warrants                   497,958               606,266
     Payments of long-term debt                               (598,628)           (1,802,919)
                                                       ------------------    ------------------
         Net cash provided by (used in) financing
           activities                                       66,687,908            (1,080,957)
                                                       ------------------    ------------------
Net increase (decrease) in cash and cash                    55,135,145           (24,394,625)
     equivalents
Cash and cash equivalents at beginning of period            46,417,942            96,142,726
                                                       ------------------    ------------------
Cash and cash equivalents at end of period                $101,553,087            71,748,101
                                                       ==================    ==================

     Supplemental cash flow information:
                            Cash paid for interest        $    296,345               615,365
     Non-cash investing activity
       Issuance of equity for Aronex Pharmaceuticals,
       Inc.                                               $         --            30,597,529


     See accompanying notes to unaudited consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and our wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133, as amended, is effective for our fiscal year beginning January 1, 2001. The adoption of Statement No. 133 did not have an effect on our financial position or results of operations as we have no derivative or hedging transactions.

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (as superceded by Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).

We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in our merger with Aquila Biopharmaceuticals, Inc. and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

As of the date of adoption, we expect to have unamortized goodwill in the amount of $2,752,000 and unamortized other intangible assets in the amount of $10,203,000, all of which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill and other intangible assets was $91,000 and $920,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adoption on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


NOTE B - MERGER AGREEMENTS

On July 12, 2001, we completed our acquisition of Aronex Pharmaceuticals, Inc., a biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat infectious diseases and cancers. We acquired Aronex Pharmaceuticals to broaden our technological capabilities in cancer research in general and to try to obtain regulatory approval of certain of their products. The acquisition was structured as a merger of a wholly-owned subsidiary of Antigenics with and into Aronex Pharmaceuticals pursuant to an Agreement and Plan of Merger among Antigenics, Nasa Merger Corp. and Aronex Pharmaceuticals dated as of April 23, 2001. The merger was a tax-free reorganization and is being accounted for as a purchase in accordance with FASB Statement 141, Business Combinations (see Note A).

As consideration for the merger, in exchange for each of their shares of Aronex Pharmaceuticals common stock, the stockholders of Aronex Pharmaceuticals received (i) 0.0594 shares of Antigenics common stock and (ii) a contingent value right to receive additional shares of Antigenics common stock in the event that a certain milestone is achieved on or before July 6, 2002. Cash was payable in lieu of any fractional shares of Antigenics' common stock otherwise issuable in the merger for a price equal to the fraction times $17.41, the closing price of Antigenics' common stock on July 12, 2001. All outstanding options and warrants to purchase shares of Aronex Pharmaceuticals common stock were automatically converted into warrants and options to purchase Antigenics common stock at the exchange ratio described above. Additionally, an outstanding $2.5 million note previously convertible into shares of Aronex Pharmaceuticals common stock is now convertible into shares of Antigenics common stock at a rate adjusted in accordance with the exchange ratio described above. The convertible note, due May 2002, bears interest at 10% and is convertible into approximately 34,000 shares of our common stock.

The estimated purchase price of $31,161,000 is the sum of (i) $28,632,000 representing the issuance of approximately 1,547,000 shares of Antigenics common stock valued at $18.505 per share, which represents the average closing price per share of Antigenics' common stock for the ten trading days ending the second trading day before July 12, 2001, which have been issued in accordance with the exchange ratio of 0.0594 shares of Antigenics' common stock for each of the approximate 26,048,000 outstanding shares of Aronex Pharmaceuticals common stock as of July 11, 2001, (ii) $1,966,000 representing the fair value of Aronex Pharmaceuticals options and warrants to acquire Aronex Pharmaceuticals common stock which became vested upon the consummation of the merger and exchanged for options and warrants to purchase 283,000 shares of Antigenics common stock and
(iii) an estimated $563,000 for fractional shares and Antigenics' costs of the merger. The fair value of the Aronex Pharmaceuticals options and warrants has been calculated using an option pricing model with the following weighted average assumptions: life of the option or warrant -- employees and directors options -- 4 years and non-employee options and warrants - remaining contractual life of 6 years; dividend yield -- nil; risk-free interest rate --
 .50%; price volatility -- 74.0%. The final purchase price will be dependent upon the final costs of the transaction. If additional shares are issued pursuant to the contingent value rights, the value of such shares will result in additional goodwill.

The merger is being accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, which means the purchase price is allocated to the assets and liabilities of Aronex Pharmaceuticals, including its intangible assets, based upon their fair values. Valuations of specifically identifiable intangible assets and acquired in-process research and development have been completed. The valuation of acquired in-process research and development ($32,400,000) represents the estimated fair value of products under development at Aronex Pharmaceuticals calculated using an income approach. This approach involves estimating the fair value of the acquired in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development projects. The risk adjusted discount rates range from 45% to 55%, depending on the risks associated with each specific project. Cash inflows from projects begin primarily in 2005 and 2006, the expected dates of product approvals. Gross margins on products are estimated at levels consistent with industry expectations. The preliminary fair values of the acquired intangible non-current assets ($4.6 million) and acquired in-process research and development have been proportionately reduced by the amount that the estimated fair value of the net assets acquired exceeds the estimated purchase price (negative goodwill). The results of operations and cash flows of Aronex Pharmaceuticals have been included in our consolidated financial statements prospectively as of the closing of the merger. In addition, we have recognized a non-recurring charge to operations of $32,400,000 on July 12, 2001 for the immediate write-off of the acquired in-process research and development which had not yet reached technological feasibility or commercialization and which has no alternative future uses.

On November 16, 2000, we acquired all of the outstanding common stock, options and warrants of Aquila Biopharmaceuticals Inc., a biotechnology company engaged in the discovery, product development and commercialization of products to prevent, treat, or control infectious diseases, autoimmune disorders and cancers. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and, accordingly, the results of operations of Aquila Biopharmaceuticals have been included in our consolidated financial statements from the date of the acquisition. A portion of the purchase price of $44,819,000 was allocated to the identifiable Aquila Biopharmaceuticals net assets acquired based on their estimated fair values, including $25,800,000 to acquired in-process research and development, which was immediately written off, and $3,087,000 to goodwill.

The following table reflects unaudited pro forma combined results of operations of Antigenics, Aronex Pharmaceuticals and Aquila Biopharmaceuticals as if both mergers had occurred as of January 1, 2000:


-----------------------------------------------------------------------------------------------------------------------------
                                                       Three months ended                         Nine months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                             September 30, 2000   September 30, 2001   September 30, 2000  September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                    $     847,000         $    794,000         $   3,849,000       $     2,956,000
-----------------------------------------------------------------------------------------------------------------------------
Net loss, before non-recurring charge for
write-off of acquired in-process research
and development                             $ (10,703,000)        $(15,578,000)        $ (30,568,000)      $   (36,363,000)
-----------------------------------------------------------------------------------------------------------------------------
Net loss, before non-recurring charge for
write-off of acquired in-process research
and development, per common share, basic
and diluted                                 $      (0.37)         $      (0.54)        $       (1.08)      $         (1.26)
-----------------------------------------------------------------------------------------------------------------------------

These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of the new basis in fixed and intangible assets. These unaudited pro forma combined results exclude the related acquired in-process research and development charges of $25.8 million and $32.4 million. These results do not purport to be indicative of the results of operations which actually would have occurred had the mergers been consummated at the beginning of 2000, or of future results of operations of the consolidated company.


NOTE C - INITIAL PUBLIC OFFERING

On February 9, 2000, we completed an initial public offering of 4,025,000 shares of common stock at $18 per share. We received $72,450,000 before deduction of offering expenses of approximately $6,221,000. Concurrently with the completion of our initial public offering, we were converted from a limited liability company to a corporation. All members of the limited liability company exchanged their respective member interests for shares of common stock in the corporation. The consolidated financial statements have been retroactively adjusted to reflect the conversion from a limited liability company to a corporation and the exchange of each unit of members' equity into 172.0336 shares of common stock.

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


NOTE E - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and convertible debt. Because we report a net loss, diluted earnings per share is the same as basic earnings per share because the effect of outstanding stock options, stock warrants and convertible debt being added to weighted average shares outstanding would reduce the net loss per share. Therefore, outstanding stock options, stock warrants and convertible debt are not included in the calculation.


NOTE F - STOCK-BASED COMPENSATION PLANS

During the nine months ended September 30, 2001, we granted approximately 369,000 non-qualified stock options and approximately 298,000 incentive stock options to employees and directors with exercise prices at the fair value of the underlying shares at the date of grant, all of which vest over periods of three to five years. These options were granted at a weighted average exercise price of $13.98 per share. In addition, we granted 24,300 non-qualified stock options to outside advisors of which 16,000 options vested immediately and the remainder vest over five years. These options were granted at a weighted average exercise price of $14.27 per share. Approximately 118,000 options were exercised and approximately 64,000 options were cancelled during the nine months ended September 30, 2001.

We recorded a charge to operations related to the grants of options to employees and directors for the three months ended September 30, 2000 and 2001 of approximately $134,000 and $122,000, respectively, and for the nine months ended September 30, 2000 and 2001 of $391,000 and $312,000, respectively. For the three months ended September 30, 2000, the charge to operations related to options granted and earned by outside advisors totaled approximately $416,000. For the three months ended September 30, 2001, we reduced our previously recorded charge to operations by $40,000. For the nine months ended September 30, 2000 and 2001, the charge to operations related to options granted and earned by outside advisors totaled approximately $1,844,000 and $606,000, respectively.

NOTE G - INVENTORY

           Inventories consist of the following at:             December 31, 2000     September 30, 2001
                                                                -----------------    -------------------
                      Finished Goods                               $425,000                $1,020,000
                      Work-in-process                               176,000                   313,000
                      Raw materials & supplies                       69,000                    61,000
                                                                 ----------                ----------
                                                                   $670,000                $1,394,000
                                                                 ==========                ==========


NOTE H - COMMITMENTS AND CONTINGENCIES

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development and efforts involving genomic technologies with a view to developing such products and services. Contributions to the limited partnership are made as authorized by the general partner. As of September 30, 2001, we have invested $525,000, $225,000 of which was invested during the nine months ended September 30, 2001, and have included this amount in non-current other assets. We account for this investment under the cost method. The general partner of the limited partnership is AGTC Partners, L.P. NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the president of NewcoGen Group Inc. and is also a principal of the limited partnership. In addition, Garo H. Armen, Ph.D., our chief executive officer and one of our directors, is a director of NewcoGen Group Inc. On October 25, 2001 we were notified of a third capital call of $300,000 due November 16, 2001.


We have received a Notice of Arbitration filed in the International Chamber of Commerce Arbitration by DeLaval AB. Antigenics and DeLaval are parties to a License Agreement concerning technology for the development of a vaccine against bovine mastitis. We are obligated to make certain payments to DeLaval upon issuance of certain patents and other related milestones. DeLaval claims in its arbitration notice that we owe it $1.2 million for milestone payments in connection with the issuance of certain patents. It is our position that we have rightfully withheld this payment as an offset against prior payments exceeding $1.1 million made to DeLaval for issuance of three prior patents, which DeLaval has wrongfully retained. Subsequent to receiving such payments, DeLaval informed us that a number of errors had been made in the application for these patents, several of which are potentially material to the License Agreement and the underlying technology. Moreover, DeLaval failed to make one or more corrective filings within the allowable time. DeLaval has failed and refused to return or credit us for these payments. Accordingly, we have responded to DeLaval's request for arbitration and intend to defend vigorously against these claims. The arbitration is in its initial stages, and thus the outcome is uncertain.

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court in the Southern District of New York. The suit alleges that these underwriters charged secret excessive commission to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the underwriters' customers based upon an agreement by such customers to purchase subsequent shares of our stock in the secondary market. We intend to vigorously defend against these claims.


NOTE I - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


In June 2001, the FASB issued Statement No. 143, Accounting For Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset for certain obligations of lessees. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the company will recognize a gain or loss on settlement. We are required to adopt the provisions of Statement No. 143 beginning January 1, 2003. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes an accounting model for impairment or disposal of long-lived assets by sale. Statement 144 is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of Statement No. 144 will have on our financial position or results of operation.



NOTE J     - SUBSEQUENT EVENT

On October 15, 2001, we entered into an amendment to our existing operating lease with our current landlord to expand our Woburn facility from approximately 30,000 to 59,000 square feet. The future minimum rental payments under the amended lease, which expires in 2003, are as follows:

                      Year ending December 31,
                                2001                    $   278,000
                                2002                      1,113,000
                                2003                        835,000



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    OVERVIEW

We develop treatments for cancers, serious infectious diseases, autoimmune disorders and degenerative disorders using our proprietary technologies to program the immune system and improve quality of life. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead therapeutic vaccine, Oncophage. Our business activities have included, product research and development, intellectual property prosecution, establishing manufacturing capabilities, manufacturing therapeutic vaccines for clinical trials, and regulatory and clinical affairs.

We have incurred significant losses since our inception and have first generated revenues during the year ended December 31, 2000. As of September 30, 2001, we had an accumulated deficit of approximately $144,081,000. We expect to continue to incur net losses over the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations, including increased expenses associated with the development of the technologies and product pipeline that were acquired as a result of the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. We have been dependent principally on equity and debt financings to fund our business activities. Our financial results may vary depending on many factors, including:

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

During the third quarter ended September 30, 2001, we completed our merger with Aronex Pharmaceuticals, Inc. The stock acquisition, accounted for using the purchase method of accounting, resulted in the issuance of approximately 1.5 million shares of our common stock based on an exchange ratio of 0.0594 per share of our common stock for each outstanding share of Aronex Pharmaceuticals common stock.


                        HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue: As a result of the acquisition of Aquila Biopharmaceuticals, Inc. in November 2000, we generated $160,000 of product revenue and $634,000 of research and development revenue during the three months ended September 30, 2001. We had no revenues during the three months ended September 30, 2000. Product revenues consist of sales of the feline leukemia vaccine to our marketing partner Virbac, S.A., a French company which has exclusive worldwide rights to market the product. Revenues from research and development activities consist of shipments of our adjuvant QS-21 to be used in clinical trials by our partners and grant payments received.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $107,000 for the three months ended September 30, 2001. We had no cost of sales for the three months ended September 30, 2000. For the three months ended September 30, 2001, cost of sales was 67% of product sales.

Research and Development: Research and development expense increased 106% to $8,979,000 for the three months ended September 30, 2001 from $4,356,000 for the three months ended September 30, 2000. The Aquila Biopharmaceuticals and Aronex Pharmaceuticals acquisitions increased research costs by $2,711,000 for the three months ended September 30, 2001. The increase was also due to the costs associated with our Oncophage clinical trials which increased $1,154,000 over the three months ended September 30, 2000 primarily due to the initiation of our Phase III clinical trial. Increases in our staff to support our expanded research and development activities resulted in increasing costs by $438,000. Other ongoing development activities were $583,000 higher than in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees from $306,000 for the three months ended September 30, 2000 to $43,000 for the three months ended September 30, 2001. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities and funding paid to support our clinical trials.

Acquired In-Process Research and Development: Acquired in-process research and development of $32,436,000 was a non-recurring, non-cash charge related to our merger with Aronex Pharmaceuticals. A component of the total purchase price of the merger was allocated to incomplete technology due to the early stage of the acquired technologies under development but not yet technologically feasible or commercialized and which have no alternative future uses, and expensed at acquisition date. The acquired in-process research and development and related accounting is further described in Note B to our consolidated financial statements included in this report.

General and Administrative: General and administrative expenses increased 83% to $3,682,000 for the three months ended September 30, 2001 from $2,008,000 for the three months ended September 30, 2000. The Aquila Biopharmaceuticals and Aronex Pharmaceutical acquisitions increased general and administrative costs by $842,000 for the three months ended September 30, 2001. The increase was also due to the growth in the number of employees to support our expanded business operations which increased costs by $942,000, and other increases in our general and administrative expenses which were $95,000 higher for the three months ended September 30, 2001 than for the same period in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $39,000 for the three months ended September 30, 2001 from $244,000 for the three months ended September 30, 2000. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense increased 158% to $237,000 for the three months ended September 30, 2001 from $92,000 for the three months ended September 30, 2000 due to the additional borrowings we assumed in the Aquila Biopharmaceuticals and Aronex Pharmaceuticals acquisitions.

Interest Income: Interest income decreased 60% to $685,000 for the three months ended September 30, 2001 from $1,705,000 for the three months ended September 30, 2000. This decrease is attributable to a decreasing average cash and cash equivalents balance during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 as well as declining interest rates during 2001.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue: We generated $1,149,000 in product revenue and $1,807,000 of research and development revenue during the nine months ended September 30, 2001. We had no revenue during the nine months ended September 30, 2000.

Cost of Sales: Cost of sales related entirely to product revenue was $688,000 for the nine months ended September 30, 2001. We had no cost of sales for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cost of sales was 60% of product sales.

Research and Development: Research and development expense increased 84% to $21,605,000 for the nine months ended September 30, 2001 from $11,736,000 for the nine months ended September 30, 2000. The Aquila Biopharmaceuticals and Aronex Pharmaceuticals acquisitions increased research costs by $4,797,000 for the nine months ended September 30, 2001. The increase was also due to the increase in our costs associated with our Oncophage clinical trials which increased $2,413,000 over the nine months ended September 30, 2000 primarily due to the initiation of our Phase III clinical trial. We increased our staff to support our expanded research and development activities, which increased costs by $2,020,000. Ongoing pre-clinical research and development activities increased costs by $520,000 during the third quarter of 2001 as compared to the same period in 2000. Other costs increased research and development costs by $633,000. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $635,000 for the nine months ended September 30, 2001 from $1,149,000 for the nine months ended September 30, 2000. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities and funding paid to support our clinical trials.

Acquired In-Process Research and Development: Acquired in-process research and development of $32,436,000 was a non-recurring, non-cash charge related to our merger with Aronex Pharmaceuticals. A component of the total purchase price of the merger was allocated to incomplete technology due to the early stage of the acquired technologies under development but not yet technologically feasible or commercialized and which have no alternative future uses, and expensed at acquisition date. The acquired in-process research and development and related accounting is further described in Note B to our consolidated financial statements included in this report.

General and Administrative: General and administrative expenses increased 60% to $10,338,000 for the nine months ended September 30, 2001 from $6,448,000 for the nine months ended September 30, 2000. The Aquila Biopharmaceuticals and Aronex Pharmaceuticals acquisitions increased general and administrative costs by $2,089,000 for the nine months ended September 30, 2001. The increase was also due to the growth in the number of our employees to support our expanded business operations that increased costs by $1,286,000. General corporate expenses were $752,000 higher for the nine months ended September 30, 2001 as compared to the same period in 2000 due to an increased public and investor relation effort, increased legal expenses related to general corporate and patent activities and increased state corporation and franchise taxes. Other general and administrative expenses were $512,000 higher for the nine months ended September 30, 2001 than for the same period in 2000. These increases are partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees from $1,086,000 for the nine months ended September 30, 2000 to $337,000 for the nine months ended September 30, 2001. General and administrative expenses consisted primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense increased 83% to $542,000 for the nine months ended September 30, 2001 from $296,000 for the nine months ended September 30, 2000 due to the additional borrowings we assumed in the Aquila
Biopharmaceuticals and Aronex Pharmaceuticals acquisitions.

Interest Income: Interest income decreased 53% to $2,958,000 for the nine months ended September 30, 2001 from $4,521,000 for the nine months ended September 30, 2000. This decrease is attributable to a lower average cash and cash equivalents balance during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as well as declining interest rates during 2001.


                         LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and, as of September 30, 2001, we have incurred an accumulated deficit of $144,081,000 inclusive of non-cash charges of $58,236,000 of acquired in-process research and development and $13,489,000 related to grants of stock options, warrants and common stock. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through September 30, 2001, we raised aggregate net proceeds of $146,797,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We also assumed term loan agreements and a convertible note payable with a combined outstanding balance of $6,159,000 in connection with the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. We expect that we will fund our capital expenditures and growing operations with our current working capital into 2003. In order to fund our needs subsequently, we will be required to raise money in the capital markets, through arrangements with corporate partners, or from other sources. There is no assurance that any arrangements will succeed and if funds are not available we may be required to revise our planned capital requirements. Our future capital requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and product pipeline acquired as a result of the Aquila Biopharmaceuticals and Aronex Pharmaceuticals transactions. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital.

Our cash and cash equivalents at September 30, 2001 were $71,748,000, a decrease of $24,395,000 from December 31, 2000. During the nine months ended September 30, 2001, we used cash primarily to finance operations, including our Oncophage clinical trials. Net cash used in operating activities for the nine months ended September 30, 2000 and 2001 was $8,832,000 and $27,020,000, respectively. The increase resulted from the increase in the activity of our Oncophage clinical trials, on-going development activity, development of acquired technologies and the general expansion of our research operations.

Net cash used in investing activities for the nine months ended September 30, 2000 was $2,721,000 as compared to net cash provided by investing activities of $3,706,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, we invested $1,249,000 for the purchase of equipment, furniture and fixtures and an additional $225,000 was contributed to a limited partnership, of which we became a member during the second quarter of 2000. Our remaining commitment to this limited partnership on September 30, 2000 was $2,475,000 with contributions to be made as authorized by the general partner. On October 25, 2001 we were notified of a third capital call of $300,000 due November 16, 2001. These expenditures were offset by proceeds from the sale of marketable securities of $2,997,000 and the net cash acquired in the Aronex Pharmaceuticals merger of $2,184,000.

Net cash provided by financing activities was $66,689,000 for the nine months ended September 30, 2000 as compared to net cash used in financing activities of $1,081,000 for the nine months ended September 30, 2001. Since inception, our primary source of financing has been from equity investments. During the nine months ended September 30, 2000 and 2001, sales of equity and exercises of stock options and warrants totaled approximately $67,286,000 and $722,000, respectively. At September 30, 2001, we had outstanding $4,113,000 under our credit facilities, which were used to finance the construction of our manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance. At September 30, 2001, we had $2,500,000 outstanding under a convertible note payable that matures in May 2002. This note can be converted into our common stock at $73.23 per share at the option of the note holder.


                                      OTHER

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements reflecting management's current expectations regarding our future performance and working capital needs. These expectations are based on certain assumptions regarding the timing of our clinical trials, the efficacy of products, the availability of capital and other factors relating to our growth. These expectations may not materialize if product development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to make capital expenditures. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposures. During the nine months ended September 30, 2001, we assumed the outstanding debt of Aronex Pharmaceuticals that includes two term loans with a combined outstanding balance of $947,000 and interest rates fixed at 10.38% and 11.63%. In addition we assumed a convertible note payable in the amount of $2,500,000 with interest fixed at 10% per year. Since the fiscal year ended December 31, 2000, other than the assumption of the aforementioned debt, there has been no change with respect to our interest rate exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     We have received a Notice of Arbitration filed in the International Chamber of Commerce Arbitration by DeLaval AB. Antigenics and DeLaval are parties to a License Agreement concerning technology for the development of a vaccine against bovine mastitis. We are obligated to make certain payments to DeLaval upon issuance of certain patents and other related milestones. DeLaval claims in its arbitration notice that we owe it $1.2 million for milestone payments in connection with the issuance of certain patents. It is our position that we have rightfully withheld this payment as an offset against prior payments exceeding $1.1 million made to DeLaval for issuance of three prior patents, which DeLaval has wrongfully retained. Subsequent to receiving such payments, DeLaval informed us that a number of errors had been made in the application for these patents, several of which are potentially material to the License Agreement and the underlying technology. Moreover, DeLaval failed to make one or more corrective filings within the allowable time. DeLaval has failed and refused to return or credit us for these payments. Accordingly, we have responded to DeLaval's request for arbitration and intend to defend vigorously against these claims. The arbitration is in its initial stages, and thus the outcome is uncertain.

     Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court in the Southern District of New York. The suit alleges that these underwriters charged secret excessive commission to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the underwriters' customers based upon an agreement by such customers to purchase subsequent shares of our stock in the secondary market. We intend to vigorously defend against these claims.

Item 2 - Changes in Securities and Use of Proceeds

           On February 9, 2000, we sold 4,025,000 shares of our common stock (including the underwriters' over allotment option) at $18 per share to the underwriters. We received net proceeds in the initial public offering of approximately $66,229,000 reflecting gross proceeds of $72,450,000, net of underwriter commissions of approximately $5,071,500 and other offering costs of approximately $1,149,500.

           We have used the following net offering proceeds as of September 30, 2001: approximately $3,650,000 for fixed asset additions, $525,000 for investments, $2,552,000 for debt obligations, $1,773,000 for acquisition costs and $40,204,000 for operations.


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 Agreement and Plan of Merger, dated as of April 23, 2001, among Antigenics Inc., Nasa Merger Corp. and Aronex Pharmaceuticals, Inc. Filed as Exhibit
     2.1 to our Report on Form 8-K (File No. 0-29089) dated April 23, 2001 and incorporated herein by reference.
4.1 Form of Common Stock Purchase Warrant. Filed as Exhibit 4.2 to the Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.
4.2 Form of Common Stock Purchase Warrant. Filed as Exhibit 4.3 to the Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.

4.3 Registration Rights Agreement dated August 2, 1989 by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit
      10.2 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.4 First Amendment to Registration Rights Agreement dated April 18, 1990, by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.5 Second Amendment to Registration Rights Agreement dated October 31, 1991, by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.6 Third Amendment to Registration Rights Agreement, dated September 10, 1993, among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-71166) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.7 Fourth Amendment to Registration Rights Agreement dated January 20, 1994, among Aronex Pharmaceuticals and certain of its stockholders. Filed as
      Exhibit 10.5 to the Annual Report on Form 10-K/A for the year ended December 31, 1999 (File No. 0-20111) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.8 Form of Warrant to Purchase of Common Stock issued to Paramount Capital Inc.. Filed as Exhibit 1.2 to the Registration Statement on Form S-1 (File No. 333-67599) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.9 10% Convertible Note, dated May 21, 1999, by Aronex Pharmaceuticals made payable to Genzyme Corporation. Filed as Exhibit 10.2 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
4.10  Common Stock Purchase Warrant issued to Genzyme Corporation. Filed as
      Exhibit 10.3 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
10.1* Exclusive License Agreement, dated October 15, 1986, between Aronex
      Pharmaceuticals, Inc., The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
10.2* Exclusive License Agreement, dated July 1, 1988, between Aronex
      Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto. Filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
10.3* Amendment No. 2 to Exclusive License Agreement, dated July 9, 1993, among
      Aronex Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as
      Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-71166) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
10.4* License Agreement, dated December 12, 2000 between Aronex Pharmaceuticals and Sumitomo Pharmaceuticals Co., Ltd. Filed as Exhibit 10.1 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated December 12, 2000 and incorporated herein by reference.

* This mark indicates that certain confidential material contained in the marked document has been omitted and filed separately with the Securities and Exchange Commission.


(b) Current Reports on Form 8-K

               On July 19, 2001 we filed our Current Report on Form 8-K disclosing the proposed offering of $50 million of convertible preferred stock announced on July 13, 2001.

               On July 26, 2001 we filed our Current Report on Form 8-K disclosing the termination of our convertible offering.

               On July 27, 2001 we filed our Current Report on Form 8-K disclosing the completion of our acquisition of Aronex Pharmaceuticals, Inc. on July 12, 2001, including the financial statements of Aronex Pharmaceuticals and the unaudited pro forma condensed consolidated financial statements of Antigenics.

               On September 21, 2001 we filed a Current Report on Form 8-K dated September 21, 2001 to disclose the results of our meetings with the U.S. Food and Drug Administration.


                                 Antigenics Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ANTIGENICS INC.



Date: November 13, 2001                /s/ Garo H. Armen
                                      ------------------------------------
                                      Garo H. Armen
                                      President and Chief Executive Officer
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated as of April 23, 2001, among Antigenics Inc., Nasa Merger Corp. and Aronex Pharmaceuticals, Inc. Filed as Exhibit
      2.1 to our Report on Form 8-K (File No. 0-29089) dated April 23, 2001 and incorporated herein by reference.
4.1 Form of Common Stock Purchase Warrant. Filed as Exhibit 4.2 to the Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.
4.2 Form of Common Stock Purchase Warrant. Filed as Exhibit 4.3 to the Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.
4.3 Registration Rights Agreement dated August 2, 1989 by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit
      10.2 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.4 First Amendment to Registration Rights Agreement dated April 18, 1990, by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.5 Second Amendment to Registration Rights Agreement dated October 31, 1991, by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.6 Third Amendment to Registration Rights Agreement, dated September 10, 1993, among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-71166) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.7 Fourth Amendment to Registration Rights Agreement dated January 20, 1994, among Aronex Pharmaceuticals and certain of its stockholders. Filed as
      Exhibit 10.5 to the Annual Report on Form 10-K/A for the year ended December 31, 1999 (File No. 0-20111) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.8 Form of Warrant to Purchase of Common Stock issued to Paramount Capital Inc.. Filed as Exhibit 1.2 to the Registration Statement on Form S-1 (File No. 333-67599) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
4.9 10% Convertible Note, dated May 21, 1999, by Aronex Pharmaceuticals made payable to Genzyme Corporation. Filed as Exhibit 10.2 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
4.10  Common Stock Purchase Warrant issued to Genzyme Corporation. Filed as
      Exhibit 10.3 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
10.1* Exclusive License Agreement, dated October 15, 1986, between Aronex
      Pharmaceuticals, Inc., The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
10.2* Exclusive License Agreement, dated July 1, 1988, between Aronex
      Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto. Filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
10.3* Amendment No. 2 to Exclusive License Agreement, dated July 9, 1993, among
      Aronex Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as
      Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-71166) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
10.4* License Agreement, dated December 12, 2000 between Aronex Pharmaceuticals and Sumitomo Pharmaceuticals Co., Ltd. Filed as Exhibit 10.1 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated December 12, 2000 and incorporated herein by reference.

* This mark indicates that certain confidential material contained in the marked document has been omitted and filed separately with the Securities and Exchange Commission.