Form 10-K405
period 2001-12-31
ANTIGENICS INC /DE/
filed 2002-03-28
CIK 1098972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001    COMMISSION FILE NUMBER: 000-29089

                                 ANTIGENICS INC.
             (exact name of registrant as specified in its charter)

               DELAWARE                                      06-1562417
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

              630 FIFTH AVENUE, SUITE 2100,NEW YORK, NEW YORK 10111 (Address of principal executive offices including zip code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 2002 was: $295,564,618. There were 33,066,017 shares of the registrant's Common Stock outstanding as of March 19, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant's 2002 Annual Meeting of Shareholders to be held on May 22, 2002, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the timing of clinical trials, the safety and efficacy of our product candidates, our future research and development activities, estimates of the potential markets for our products, estimates of the capacity of manufacturing and other facilities to support our products, our expected future revenues, operations and expenditures, the timing of sales, and projected cash needs. These statements are subject to risks and uncertainties that could cause our actual results to differ materially from those that are projected in these forward-looking statements. These risks and uncertainties include, among others:

- our ability to successfully complete pre-clinical and clinical development of our products, which includes enrolling sufficient patients in our clinical trials and demonstrating the safety and efficacy of our product candidates in such trials;

- our ability to manufacture sufficient amounts of our products for clinical trials and commercialization activities;

- our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products;

- the content and timing of submissions to and decisions made by the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our product candidates;

- our ability to develop a sales and marketing staff and the success of their selling efforts;

- the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products; and

- our ability to obtain reimbursement for our products from third-party payers, and the extent of such coverage.

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business in Exhibit 99.1, "Risk Factors," to this Annual Report on Form 10-K. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in the document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

PART I

ITEM 1. BUSINESS

                                  OUR BUSINESS

OVERVIEW

      Through our core expertise in cancer, immunology and personalized medicine, we are focused on therapeutic vaccines and treatments for cancer, infectious diseases and autoimmune disorders. Our products are designed to improve on conventional treatments by prolonging survival, reducing side effects and enhancing quality of life. Our lead development programs include immunotherapeutics that are based on a specific class of proteins known as heat shock proteins, also referred to as HSPs, and an immune system adjuvant called QS-21. In addition, we are developing Aroplatin and ATRA-IV, unique liposomal formulations of anticancer drugs that are designed to offer improvements over existing cancer drugs. Aroplatin and ATRA-IV fit our long-term goal of creating novel therapies for serious diseases that represent advanced alternatives to conventional cancer treatments.

OUR PRODUCTS UNDER DEVELOPMENT

INTRODUCTION

Through our internal discovery efforts and our recent acquisitions, we have developed a robust pipeline of products for the treatment of cancers and infectious diseases. Additionally, we have a receptor-based technology with which we intend to develop additional products, particularly in the fields of autoimmune disorders. Our lead product, Oncophage(R), uses our proprietary heat shock protein technology to stimulate a powerful T cell-based immune response capable of targeting and killing cancer cells. We believe that our HSP-based products will be able to treat all cancer types and several types of infectious diseases. We also believe that HSPs are applicable to the treatment of autoimmune disorders.

Oncophage is currently in Phase III trials in renal cell carcinoma and melanoma, and we intend to initiate an additional Phase III trial in melanoma in 2002. Oncophage is the first personalized therapeutic cancer vaccine to receive Fast Track designation from the U.S. Food and Drug Administration (FDA) and has received this designation in both renal cell carcinoma and in melanoma.

Aroplatin is a liposomal formulation of a novel platinum compound similar to oxaliplatin, a drug that is approved and marketed in Europe for the treatment of colorectal cancer. Aroplatin has been designed to overcome the resistance often associated with current platinum drugs as well as improve the side effect profile. We are developing Aroplatin in a variety of cancers and plan to initiate Phase II clinical trials of Aroplatin in colorectal and pancreatic cancers in 2002. We are also developing a clinical strategy to investigate Aroplatin in a Phase II trial in ovarian cancer in 2002.

ATRA-IV is a liposomal, intravenous formulation of all-trans-retinoic acid or ATRA. ATRA is approved and marketed in an oral formulation for the treatment of acute promyelocytic leukemia. Our liposomal formulation of ATRA-IV is designed to increase its bioavailability. We are developing a clinical strategy to investigate ATRA-IV in a Phase II trial in one or more hematological malignancies in 2002.

AG-702 is our heat shock protein based therapy for genital herpes. Early studies in animals show that HSPs induce disease-specific T-cell-mediated immune responses. We initiated a Phase I trial for AG-702 in the fourth quarter of 2001.

QS-21 is a natural product that is used as an adjuvant, or companion compound, in vaccines to significantly improve the quality of immune response. QS-21 is used in products being developed by several pharmaceutical and biotechnology companies for the treatment of several chronic and debilitating diseases including malaria, hepatitis B, melanoma and HIV. FeLV/QA-21, our feline leukemia product, is a recombinant subunit vaccine that uses an immune stimulant in the same family as QS-21 and is marketed outside the U.S.

Through our discovery research programs, we intend to develop additional novel compounds that are designed to be efficacious and less toxic than conventional therapy. Our lead discovery program is focused on the CD91 receptor, the pathway through which heat shock proteins activate cellular immune response. As a therapeutic target, the CD91 receptor may present a unique opportunity for controlling human immune response. The CD91 receptor may be relevant in shutting down the inappropriate immune response of autoimmune diseases such as diabetes, arthritis and multiple sclerosis. We have another discovery program involving the study of the CD1 receptor and related proteins involved in lipid-antigen presentation pathways. CD1 proteins have been identified as playing important roles in regulating immunity to certain infectious diseases, cancers and autoimmune disorders.

PRODUCT DEVELOPMENT PORTFOLIO

Below is a list of our product candidates under development.

------------------------------------------------------------------------------------------------------------------------
         PRODUCT                                                      STATUS
------------------------------------------------------------------------------------------------------------------------
                                 MARKET          PHASE III           PHASE II           PHASE I          DISCOVERY
------------------------------------------------------------------------------------------------------------------------
Oncophage                                     Kidney cancer      Colorectal cancer     Pancreatic
                                                                                       cancer
                                               Melanoma          Gastric cancer

                                                                 Non-Hodgkin's
                                                                 lymphoma

------------------------------------------------------------------------------------------------------------------------
Aroplatin                                                        Colorectal cancer(1)

                                                                 Pancreatic cancer(1)

------------------------------------------------------------------------------------------------------------------------
ATRA-IV                                                          Hematological
                                                                 Malignancies(1)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
AG-702                                                                                Genital herpes

------------------------------------------------------------------------------------------------------------------------
QS-21 Adjuvant(2)                             Melanoma           HIV                  S. pneumoniae

                                                                 Malaria              Tuberculosis
                                                                                      Respiratory
                                                                 Hepatitis B          Virus

                                                                 Breast Cancer

------------------------------------------------------------------------------------------------------------------------
CD91                                                                                                    Receptor-based
                                                                                                        technology

------------------------------------------------------------------------------------------------------------------------
CD1                                                                                                     Receptor-based
                                                                                                        technology

------------------------------------------------------------------------------------------------------------------------
FeLV/QA-21(veterinary       Feline leukemia
vaccine)
------------------------------------------------------------------------------------------------------------------------

(1) Trials to begin in 2002
(2) All partnered programs with the exception of S. pneumonia

ONCOPHAGE

INTRODUCTION

Oncophage is our lead cancer product based on our pioneering work that demonstrated that HSPs activate T-cells. Oncophage consists of two components:
(i) a variable component, consisting of fragments of proteins called peptides, which are necessary for the specific targeting of diseased cells and (ii) a constant component, consisting of a heat shock protein that activates the targeted T-cell-based immune response.

Heat shock proteins are present in all cells of all organisms from bacteria to mammals, and their structure and function are similar across these diverse life forms. Heat shock proteins are a class of proteins that play a major role in transporting peptides, including antigenic peptides, within a cell and are thus often called chaperones. In this capacity, heat shock proteins bind to the broad antigenic repertoire or fingerprint of the cell in which they reside.

The ability of heat shock proteins to chaperone peptides is key to our technology and to Oncophage. When we purify heat shock proteins from tumor cells or pathogen-infected cells, the heat shock proteins remain bound to the broad repertoire of peptides produced by the tumor or pathogen. When these purified heat shock protein-peptide complexes are injected into the skin, they stimulate a powerful T-cell-based immune response capable of targeting and killing the cancer cells or infected cells from which these complexes were derived. These purified heat shock protein-peptide complexes are the active component of Oncophage.

We are evaluating Oncophage in six different cancers in eight separate clinical trials. Because cancer is a highly variable disease from one patient to another, we purify from each patient's tumor tissue heat shock proteins that are bound, or complexed, to peptides specific to each patient's cancer. Each Oncophage cancer product is therefore a personalized product. After a surgeon removes a patient's tumor, the hospital or clinic ships a frozen portion of the tumor tissue by overnight courier to our facility. Depending on the dose, we require a minimum of one to five grams of tumor tissue to yield a sufficient amount of Oncophage for a typical course of treatment.

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

A medical professional initially administers Oncophage to a patient four to six weeks after a doctor surgically removes the patient's primary or metastatic tumor. The typical course of treatment consists of an injection into the skin administered once per week for four weeks and every other week thereafter. An oncologist may recommend treating a patient with more than one course of Oncophage.

Although we believe Oncophage will be able to treat all cancer types, our initial focus is on cancers that are resistant to available treatment and that typically yield tumors that physicians can surgically remove. Additionally, in order to complete clinical trials rapidly and file for regulatory approvals, we have selected cancers and stages of disease that allow us to evaluate Oncophage in clinical trials with near term endpoints.

We filed an IND for Oncophage in November 1996 that the FDA allowed on December 20, 1996. We started enrolling patients in our first clinical trial at Memorial Sloan-Kettering Cancer Center in New York, New York in November 1997. To date, we have treated over 300 cancer patients with Oncophage in our clinical trials.

We believe that the collective results from these clinical trials show that Oncophage is generally safe and well tolerated by patients with little side effects. We also believe that these results demonstrate that treatment with Oncophage can generate immunological and anti-tumor responses and prolong survival.

ONCOPHAGE CLINICAL PROGRAMS

RENAL CELL CARCINOMA

BACKGROUND. Renal cell carcinoma is the most common type of kidney cancer. The American Cancer Society estimates that physicians will diagnose about 31,800 new cases of kidney cancer in the United States in 2002 and that the disease will kill approximately 11,600 people in 2002. Approximately 70% of the 31,800 patients newly diagnosed with kidney cancer will have the specific type of kidney cancer known as renal cell carcinoma. By the time renal cell carcinoma is diagnosed in these patients, about one-third of them will have developed metastatic disease.

The median survival of patients with metastatic renal cell carcinoma is approximately 12 months. For patients with metastatic disease, the only FDA approved treatment is intravenous high-dose interleukin-2, a human cytokine. The response rate, which includes partial responses and complete responses, of patients who are treated with high-dose interleukin-2 is approximately 15%. Treatment with high-dose interleukin-2 often causes severe adverse side effects. These side effects often can lead to discontinuation of treatment. Although not FDA-approved for the treatment of renal cell carcinoma, a lower-dose of interleukin-2 injected underneath the skin, or subcutaneously, either alone or in combination with other cytokines, has become a treatment option. This treatment regimen has been the subject of a number of studies with widely varying outcomes, none of which have demonstrated any survival benefit.

CLINICAL TRIALS. In a Phase I/II trial, we enrolled patients with measurable metastatic renal cell carcinoma. Of the 34 evaluable patients, 13 patients responded or had stable disease. Four patients had a partial response, and one patient had a minor response. The other eight patients showed stabilization of their disease. Three of these patients had been stable for more than 10 months at the time the trial was concluded. The response rate in this trial, which does not include patients with a minor response or stable disease, was 12% and no serious adverse events were associated with treatment with Oncophage. The median survival in this trial is 13 months.

A 60 patient Phase II trial for patients with metastatic renal cell carcinoma was initiated at M.D. Anderson Cancer Center in March 1999. In an interim analysis of the Phase II study, 35% of the patients treated with Oncophage alone showed an improvement in the course of the disease. Oncophage received Fast Track designation for the treatment of renal cell carcinoma in October 2001. Oncophage is the first personalized cancer vaccine to receive Fast Track designation. In 2001, we initiated a Phase III, multicenter, international trial for renal cell carcinoma in which we have now enrolled 150 patients.

MELANOMA

BACKGROUND. Melanoma is the most serious form of skin cancer. The American Cancer Society estimates that physicians will diagnose about 53,600 new cases of melanoma in the United States in 2002 and that the disease will kill approximately 7,400 people in 2002. The incidence of melanoma is growing at a rate of 4-7% per year, which is substantially faster than the growth in incidence rates of most other cancers. Oncologists treat advanced or metastatic melanoma, also known as stage III or IV, with surgery, radiation therapy, immunotherapy, or chemotherapy depending on the case. Approximately 20% of all melanoma patients at the time of their first diagnosis have stage III or stage IV disease. Existing treatments have not significantly improved overall survival of patients with melanoma. The median survival of patients with stage III melanoma varies widely according to published literature. According to published literature, the median survival of patients with late stage III melanoma is 24 months and patients with stage IV melanoma have a median survival of about seven months. Although oncologists use various treatments, the only FDA approved therapies for patients with metastatic melanoma are high-dose intravenous interleukin-2 and alpha interferon, another human cytokine.

CLINICAL TRIALS. We have treated 36 patients in a Phase I/II clinical trial, evaluating Oncophage as a treatment for late stage III and early stage IV metastatic melanoma, as well as 28 patients in a Phase II clinical trial in patients with stage IV disease. In the Phase II trial, five patients responded favorably to Oncophage including two in whom all evidence of melanoma disappeared for more than two years. Oncophage vaccination also generated anti-melanoma immune response in more than one-half of the patients. We presented the results of the Phase II trial both at the American Society of Clinical Oncology (ASCO) meeting in May 2001 and the American Association for Cancer Research (AACR) meeting in

October 2001 where it was selected by the conference organizers as one of six presentations out of over 800 to be highlighted and presented to the press. In February 2002, Oncophage received Fast Track designation for the treatment of metastatic melanoma.

We initiated a Phase III trial in metastatic melanoma in February 2002, and are in the final stages of trial design for a second Phase III trial in melanoma planned to start later in 2002.

OTHER CANCERS

COLORECTAL. We have completed enrollment of a 30 patient Phase II clinical trial evaluating Oncophage as a treatment for metastatic colorectal cancer. Interim data from 29 patients with advanced colon cancer that had spread to the liver indicates that Oncophage therapy generated anti-colon cancer immune response in close to half of the patients. Although the study was not designed to evaluate clinical effectiveness, a small group of patients with favorable prognostic factors who received Oncophage were cancer-free longer than expected. This data will be available in an abstract at the ASCO meeting in 2002.

GASTRIC. We completed enrollment of a 30 patient Phase I/II clinical trial evaluating Oncophage as a treatment for metastatic gastric cancer. We conducted this trial with clinical investigators at the Johannes Gutenberg-University Hospital in Mainz, Germany, Technical University of Munich in Germany, and the Russian Oncology Research Center in Moscow, Russia. We will be presenting data from this trial at the ASCO meeting in 2002.

PANCREATIC. In early 1999, we completed a pilot Phase I clinical trial evaluating Oncophage as a treatment for resectable pancreatic cancer. We conducted the trial with clinical investigators at the Memorial Sloan-Kettering Cancer Center and enrolled 15 patients. The clinical investigators treated five of the 15 patients with five micrograms of Oncophage after physicians had removed each patient's primary tumor. Two out of five patients generated a T-cell response to their tumor after treatment with Oncophage. We successfully prepared Oncophage from five of 15 pancreatic cancer samples we received in our manufacturing facility. We were not able to prepare Oncophage from the remaining tumor samples due to the presence of enzymes in the pancreatic tissue that break down proteins, including heat shock proteins. Since improving our manufacturing process for pancreatic cancer, we have successfully produced vaccine from six of eight additional patients, one of whom was not treated because of other exclusion criteria. The remaining two patient batches were unsuccessful due to the miniscule size of the tumor (<1g). The five patients for whom we could successfully prepare vaccine and who were treated are now evaluated together with the initial five patients for survival. We expect to present data from this trial within the next 12 months.

NON-HODGKIN'S LYMPHOMA. We are enrolling patients in a 35 patient Phase II clinical trial evaluating Oncophage as a treatment for low-grade indolent non-Hodgkin's lymphoma. This trial is being conducted by clinical investigators at the M.D. Anderson Cancer Center.

MANUFACTURING

Oncophage is manufactured in a 58,725 square foot manufacturing and research and development facility located in Woburn, Massachusetts. The facility's manufacturing capacity is between 7,000 and 10,000 patient tumors per year and on average, it takes less that eight hours of direct processing time to manufacture a patient batch of Oncophage. We also have the potential for further capacity expansion in the existing facility within a relatively short time period if necessary.

After manufacturing Oncophage, the vaccine is fully tested and released by our quality systems staff. The quality control organization performs a series of release assays designed to ensure that the product meets all applicable specifications. Our quality assurance staff also reviews manufacturing and quality control records prior to batch release to assure conformance with Good Manufacturing Practices as mandated by the FDA and worldwide regulatory agencies.

Our Oncophage manufacturing staff is rigorously trained and routinely evaluated for conformance to manufacturing procedures and quality standards. This oversight is necessary to ensure compliance with FDA regulations and to provide consistent vaccine output. Our quality control/quality assurance staff is similarly trained and evaluated as part of our effort to ensure consistency in the testing and release of the product, materials, equipment and facilities.

AROPLATIN

INTRODUCTION

Aroplatin, also known as L-NDDP, is a liposomal formulation of NDDP (cis-bis-neodecanoato-trans-R,R-1,2-diaminocyclohexane platinum(II)) and is a novel platinum compound similar to oxaliplatin, a drug that is approved and marketed in Europe for the treatment of colorectal cancer. We acquired Aroplatin through our acquisition of Aronex Pharmaceuticals, Inc. in July 2001.

Platinum compounds have become mainstays of cancer chemotherapy. Platinums, in the form of cisplatin and carboplatin, are effective anti-tumor agents against solid tumors. Unfortunately, cisplatin and carboplatin are not always effective because some tumors are initially resistant or develop resistance to these drugs. More importantly, these drugs can cause considerable toxicity, which commonly affects the kidneys, nervous system or bone marrow. In the case of cisplatin, these side effects can be particularly severe and can limit cisplatin as a treatment for patients. Because of these drawbacks, better platinum drugs are needed.

Aroplatin has been designed to substantially reduce the drug resistance often associated with current platinum drugs. We expect Aroplatin to induce better clinical responses in patients with solid tumors. Aroplatin's liposomal encapsulation is structured to change the toxicity profile of the compound and also to increase the bioavailability, or access to cancer cells, of the compound. Additionally, in vitro testing of Aroplatin has demonstrated activity against platinum-resistant cancers. We plan to initiate Phase II clinical trials of Aroplatin in colorectal and pancreatic cancers in 2002. We are also developing the clinical strategy to investigate Aroplatin in a Phase II trial in ovarian cancer in 2002.

AROPLATIN CLINICAL PROGRAMS

COLORECTAL CANCER

BACKGROUND. Colorectal cancer is cancer of the colon or rectum. The American Cancer Society estimates that physicians will diagnose about 148,300 new cases of colorectal cancer in the United States in 2002 and that this disease will kill approximately 56,600 people during 2002.

For patients whose disease has not spread to other parts of the body, surgery remains the most common treatment and can be curative in greater than two thirds of these cases. For patients whose disease has metastasized to other parts of the body, treatment options are limited, and the patients' prognoses are poor. Some patients with recurrence of advanced disease may have their metastatic lesions removed by surgery. The median survival for these patients is approximately 12 months. Conventional cancer treatments such as chemotherapy and radiation have shown limited benefit in treating colorectal cancer.

TRIALS. Seven clinical studies have been initiated at M.D. Anderson Cancer Center to determine the safety and efficacy of Aroplatin in a variety of malignancies. Phase I studies of Aroplatin demonstrated relatively fewer toxicities to the kidneys or nervous system than would be expected with a traditional platinum agent. The dose limiting side effect was bone marrow toxicity. Several patients in the early studies showed anti-tumor activity in a variety of tumor types, including breast, renal cell, and malignant mesothelioma. We plan to initiate a Phase II trial in colorectal cancer in 2002.

PANCREATIC CANCER

BACKGROUND. Pancreatic cancer is the fourth leading cause of cancer death in the United States. The American Cancer Society estimates that physicians will diagnose about 30,300 new cases of pancreatic cancer in the United States in 2002 and that the disease will kill approximately 29,700 people in 2002.

The main treatments for pancreatic cancer are surgery and chemotherapy. Large studies in pancreatic cancer show that patients who have had tumors surgically removed have a 5-year survival of only 10 to 25% and a median survival of 10 to 20 months. For patients with tumors that cannot be surgically removed, physicians treat patients with chemotherapy. The median survival for these patients is less than ten months.

TRIALS. We plan to initiate a Phase II trial for Aroplatin in pancreatic cancer in 2002.

MANUFACTURING

Aroplatin is manufactured for us by contract manufacturers. These contract manufacturers also produce drug products for other pharmaceutical companies at clinical and commercial scale and are regularly inspected and qualified by U.S. and foreign regulatory agencies. Due to the nature of our relationship with the contract manufacturers, we are free to qualify and use any contract manufacturer we choose.

Aroplatin is formulated and filled at SP Pharmaceuticals, a division of Cardinal Health. SP Pharmaceuticals currently produces Aroplatin in clinical lot sizes up to 7000 vials of 100 mg NDDP per vial and is capable of scaling the process to commercial lot size.

ATRA-IV

ATRA-IV is a liposomal formulation of ATRA, all-trans-retinoic acid that can be given intravenously. ATRA is a derivative of retinol, otherwise known as vitamin
A. We acquired ATRA-IV, formerly known as ATRAGEN, through our acquisition of Aronex Pharmaceuticals, Inc. in July 2001.

The oral formulation of ATRA has been proven to be active against a range of malignancies in isolated tissue culture systems and in human trials, but the duration of this effect has been transient. Recent evidence indicates that the basis for the limited duration of activity for oral tretinoin in one form of leukemia is a pharmacological adaptation that results in reduced blood levels of the drug after prolonged treatment. The development of ATRA-IV provides a formulation of ATRA therapy capable of sustaining blood concentration of tretinoin after prolonged courses of therapy.

ATRA-IV offers the advantage of decreased direct exposure of normal tissues to the active ingredient during circulation to levels below the orally administered toxic dosage. This effect has the potential to minimize or lessen the severity of toxicities associated with oral retinoid therapy.

The FDA has granted approval to a third party for an oral formulation of ATRA as a treatment for acute promyelocytic leukemia. In September 2001, based on our discussions with the FDA, we announced that an accelerated approval of ATRA-IV in acute promyelocytic leukemia was unlikely. As noted above, we are now focusing our development strategy for ATRA-IV on other cancer indications that represent larger market opportunities.

We are also developing the clinical strategy to investigate ATRA-IV in a Phase II trial in one or more hematological malignancies in 2002.

MANUFACTURING

Like Aroplatin, ATRA-IV is manufactured for us by contract manufacturers.

ATRA-IV is formulated and filled for us by Ben Venue Laboratories or SP Pharmaceuticals, a division of Cardinal Health at a scale of approximately 7000 vials of 100 mg tretinoin per vial. Both Ben Venue and SP Pharmaceuticals are capable of producing commercial scale quantities of ATRA-IV.

AG-702 FOR THE TREATMENT OF GENITAL HERPES

AG-702 is our first heat shock protein-based therapy for an infectious disease. Each infectious disease is generally caused by an identified pathogen. Accordingly, we use a human heat shock protein bound to disease-specific peptides derived from the target pathogen. Our therapeutic products for infectious diseases, such as AG-702, will be "off-the-shelf" products in that regard and therefore will be disease-specific rather than patient-specific.

BACKGROUND. Genital herpes is caused by Herpes Simplex Virus type 2 (HSV-2), a contagious viral infection that affects an estimated 45 million Americans. Physicians estimate that up to 500,000 new cases may occur each year in the United States. Genital herpes is currently treated with palliative antiviral agents that reduce further replication of the virus. The challenge of antiviral therapy lies not only in treatment of the symptoms during the first and recurrent episodes but also in the long-term suppression of the herpes virus in patients with frequent recurrences.

TRIALS. We initiated a Phase I clinical trial in the fourth quarter of 2001 at The University of Washington that is currently enrolling subjects. We expect to present data from this trial by the end of the fourth quarter of 2002.

MANUFACTURING

We manufacture AG-702 in our 58,725 square foot manufacturing and research and development facility located in Woburn, Massachusetts. We currently produce AG-702 by binding a specific antigenic peptide with heat shock proteins in vitro.

QS-21 BASED PRODUCTS

INTRODUCTION

QS-21 is best known for its ability to stimulate antibody, or humoral immune response, and has also been shown to activate cellular immunity. QS-21 is a natural product, a triterpene glycoside or saponin, purified from the bark of a South American tree called Quillaja saponaria. Up to 10% of the bark from Quillaja is composed of saponins, of which QS-21 is typically one of the more predominant. QS-21 is well characterized with a known molecular structure, thus distinguishing it from other adjuvant candidates, which are typically emulsions, polymers or biologicals.

QS-21 has been tested in over 3,100 patients in more than 50 clinical trials and has proven to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the only adjuvants used in approved vaccines in the United States today.

Numerous studies have shown that the use of QS-21 adjuvant improves the quality of the immune response. Adding QS-21 to antigens generally broadens the type of antibody produced and increases the titer or amount of antibodies produced. These properties are expected to provide better protection against certain pathogens for which no effective vaccine is available. These properties are also expected to enhance the effectiveness of existing vaccines by increasing the proportion of patients who achieve protective antibody titers. QS-21 is potent and active at microgram doses when used with many types of antigens, including recombinant proteins derived from viruses and bacteria as well as polysaccharide antigens from bacterial pathogens.

In addition to our internal product development programs, we have seven corporate partners that have licensed QS-21 for a variety of human diseases. Our QS-21 partners are GlaxoSmithKline, P.L.C., Wyeth-Lederle Vaccines and Pediatrics, Aventis Pasteur, Progenics Pharmaceuticals, Inc., Vaxgen, Inc., Elan Corporation, P.L.C. and Green Cross Vaccine Corp. In return for rights to use QS-21, the corporate partners agreed to pay us license fees, milestone payments, and royalties on product sales. We have retained worldwide manufacturing rights for QS-21. In addition to our corporate partners, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21.

INTERNAL QS-21 PROGRAMS

QUILIMMUNE-P

Quilimmune-P consists of QS-21 and a multivalent conjugate vaccine containing more immunogenic bacterial antigens than those used in commercial Streptococcus pneumonia vaccines.

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

The commercially available vaccines against S.pneumoniae are sub-optimal. Reports in the medical literature and confirmed in our own studies indicate that only 60-70% of healthy volunteers and 50-60% of the elderly administered the current vaccine respond with a two-fold or greater increase in the level of specific antibody.

We have collected data from a Phase I clinical trial of Quilimmune-P and intend to present this data at a medical conference in 2002. We believe that QS-21 will improve immune responses to the pneumococcal antigens and thus provide protection against infection in a larger proportion of patients.

We expect that data from our Quilimmune-P program will also demonstrate the value of using QS-21 in conjugate vaccines, an important subset of vaccines designed to convert poorly immunogenic antigens into more immunogenic antigens.

FELV/QA-21 VACCINE

Our FeLV vaccine is a recombinant subunit vaccine that uses an immune stimulant QA-21, which is in the same family as QS-21. The product is a prophylactic vaccine for feline leukemia, a highly contagious and commonly fatal disease in cats. The product was approved in 1990 in the United States and in 1991 in Europe and it represents 100% of our current product sales. We manufacture the product and sell it to Virbac S.A. and Virbac Australia, who market it in Europe, Australia, and Japan under their registered trademark Leucogen(R). We manufacture formulated product for Virbac's Australian division and supply Virbac's European division with bulk FeLV antigen and QA-21 adjuvant for the European and Japanese markets.

FeLV vaccine is provided to Virbac through two agreements: a license agreement and a supply agreement. The license agreement provides Virbac exclusive, perpetual, worldwide rights to market Leucogen. The supply agreement will be up for renewal in July 2002 and we anticipate that the supply agreement will be renewed.

We generated $1,606,000, $363,000 and $0 in revenues from product sales outside of the United States in 2001, 2000 and 1999 respectively, compared with no revenues from product sales in the United States during the same periods. We have no material long-term assets located outside of the United States.

PARTNERED QS-21 PROGRAMS

GLAXOSMITHKLINE

GlaxoSmithKline, P.L.C. has licensed QS-21 for a number of different applications. GlaxoSmithKline has completed a number of clinical trials of potential products containing QS-21 and is also investigating the use of combinations of different adjuvants that include QS-21. A study published in December 2001 in The Lancet reported that a GlaxoSmithKline malaria vaccine containing QS-21 showed protection against the most widespread and dangerous form of this disease. This was the first ever demonstration of significant protection against this disease in a field study.

GlaxoSmithKline is advancing a number of vaccine programs containing QS-21 through preclinical and clinical stages. To date, 16 indications are in, or have progressed through the preclinical research phase. Eight of these have completed Phase I clinical studies and seven are undergoing or have completed Phase II studies. Two additional indications will commence Phase II studies in 2002 and 2003.

WYETH-LEDERLE VACCINES AND PEDIATRICS

Wyeth-Lederle Vaccines and Pediatrics licensed QS-21 in 1992 for use in five vaccines. Wyeth-Lederle has completed a Phase I clinical trial of one of the vaccines using QS-21. Other Wyeth-Lederle indications are in preclinical development. Wyeth-Lederle intends to initiate an additional Phase I study in 2003.

AVENTIS PASTEUR

Aventis Pasteur has licensed QS-21 for use in its HIV vaccine programs and has completed a number of clinical trials using different antigens. Phase I results were published in July 2001 in the journal AIDS, a leading peer reviewed HIV journal.

PROGENICS PHARMACEUTICALS, INC.

Progenics Pharmaceuticals, Inc. has licensed QS-21 for use in certain therapeutic products for cancer including, its GMK and MGV ganglioside vaccines. Progenics is completing a follow-up of a GMK Phase III clinical trial in melanoma with those at high risk of relapse. Progenics has also initiated a pivotal Phase III clinical trial of GMK in a different patient population, those at intermediate risk of recurrence of disease.

VAXGEN, INC.

Vaxgen, Inc. has licensed QS-21 and the HIV protein gp120 for use in its HIV-1 vaccine program. HIV gp120 is the antigen used in Vaxgen's preventative AIDSVAX vaccine for HIV, which is currently in Phase III trials. Vaxgen has also conducted a number of Phase I clinical trials in healthy volunteers with a product formulated with QS-21. In these trials, volunteers received very low doses of gp120 antigen combined with QS-21 and/or another adjuvant. These product formulations gave patients an immune response equal to or better than the high dose gp120 without QS-21.

ELAN CORPORATION

Elan Corporation, p.l.c., through its wholly owned subsidiary, Neuralab Limited, has licensed QS-21 for use with an antigen in the field of Alzheimer's disease. Elan initiated a multicenter Phase IIA trial of a product using QS-21, called AN-1792, in 2001. Under the terms of our license agreement with Elan, we received a $1,000,000 milestone payment in December 2001 related to the initiation of this trial. In March 2002 Elan halted dosing of patients with AN-1792 after several patients in this clinical trial experienced significant adverse side effects.

MANUFACTURING

We manufacture QS-21 at a 40,000 square foot facility in Framingham, Massachusetts. We are capable of producing up to 2 million doses per batch at this facility. We believe that this production capacity will support initial, large-scale commercial production.

The FDA classifies QS-21 as a constituent material used in vaccine preparation. As a result, the FDA does not require licensing of facilities used for the manufacture of QS-21. We believe that this classification affords flexibility in the timing of investment in commercial manufacturing facilities and will allow us to adjust the scale of manufacturing quickly if additional partner products reach the market.

We also manufacture the FeLV vaccine antigen and the associated QA-21 adjuvant (a less pure formulation of QS-21) for our FeLV vaccine at our Framingham facility. We produce commercial quantities of this product at the 400-liter fermentation scale.

DISCOVERY PROGRAMS

CD91

Autoimmune disorders result from an inappropriate immune response that targets and destroys normal tissue. While researchers have not definitively determined what triggers autoimmune responses, many believe that both genetic and environmental factors are involved in this process. Several autoimmune disorders, including diabetes and multiple sclerosis, result in the proliferation of misdirected T-cells that attack normal tissues. We believe that a therapeutic product that can turn off misdirected T-cell responses could treat these disorders.

One of our most innovative research projects is the study of the CD91 receptor, the pathway through which heat shock proteins activate cellular immune response. As a therapeutic target, the CD91 receptor presents a unique opportunity for controlling human immune response. Although too early for a definitive answer, the CD91 receptor may address the unmet challenges of autoimmune disorders such as diabetes, arthritis and multiple sclerosis. CD91 was recently discovered by our Chief Scientific Officer, Pramod K. Srivastava, as the receptor responsible for the uptake of heat shock protein-peptide complexes by dendritic cells. Dendritic cells are recognized as playing a central role in mounting the cellular immune response. Based on this discovery, we have initiated a screening program to identify compounds that may modulate HSP-receptor interaction. Resultant compounds that modulate this interaction are expected to represent important leads in developing new treatments for several major autoimmune disorders and possibly for cancer and infectious diseases. The table below describes the different effects that could be achieved by modulating the HSP-CD91 receptor interaction.

--------------------------------------------------------------------------------------------------------------------
Application        Desired immune         Accomplished by                         Drug type
                   modulation
--------------------------------------------------------------------------------------------------------------------
Autoimmune         Turn T-cells off       -   Blocking HSP-CD91 interaction       -  Small molecule or antibody
disease

                                          -   Increasing levels of CD91
                                              antagonists

                                                                                  -  Small molecule or antibody
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Cancer and         Activate T-cells       -   Enhancing HSP-CD91                  -  Small molecule or antibody
infectious                                    interaction
disease

                                          -   Decreasing levels of CD91
                                              antagonists                         -  Soluble CD91 receptor
--------------------------------------------------------------------------------------------------------------------

CD1

Until recently, scientists believed that antigen presenting cells of the immune system processed and presented antigens as peptides through two mechanisms, the Class I and the Class II MHC pathways. Recent discoveries have demonstrated that there is a third pathway, called the CD1 pathway, through which antigens with lipid tails are presented. Several researchers have shown that elevated CD1 expression and activation of CD1-restricted T-cell responses are linked to immunity against microbial pathogens such as those that cause leprosy (M. leprae) and tuberculosis (M. tuberculosis).

Through our CD1 discovery program, we intend to identify lipid antigens that may be incorporated into vaccines targeting a number of diseases that are inadequately treated today.

In addition, the important T-cell subset designated natural killer (NK) T-cells, specifically recognizes foreign and perhaps self-antigens in the context of CD1 antigen presentation. Studies suggest that these T-cells play a role in tumor rejection and in regulating autoimmunity. We are evaluating development strategies for products that are expected to modulate NK T-cells to treat a number of diseases.

INTELLECTUAL PROPERTY PORTFOLIO

We devote significant resources to protecting and expanding our intellectual property portfolio. We seek to protect our core technologies through a combination of patents, trade secrets, and know-how. We currently have exclusive rights to 73 issued United States patents and 66 foreign patents. We also have rights to 81 pending United States patent applications and 98 pending foreign patent applications. Our issued patents cover our core technologies including
(i) HSPs such as Oncophage for treatment of cancers; (ii) HSPs such as AG-702 for treatment of infections; (iii) HSPs for treatment of autoimmune disorders;
(iv) saponin adjuvants such as QS-21; and (v) liposomal drugs, including Aroplatin and ATRA-IV. Several patent applications are directed to the HSP receptor, CD91, our lead discovery program.

It is worth noting that:

     - patent applications in the United States are currently maintained in secrecy until they are published, generally 18 months after they are first filed in any country;

     - patent applications in other countries, likewise, generally are not published until 18 months after they are first filed in any country;

     - publication of technological developments in the scientific or patent literature often lags behind the date of these developments; and

     -    searches of prior art may not reveal all relevant prior inventions.

In addition to our patents, we rely on our trade secrets and know-how to provide a competitive advantage, and we intend to continue to develop and protect this proprietary information. We take active measures to control access to know-how and trade secrets through confidentiality agreements, which we require all of our employees, consultants and scientific collaborators to execute upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to us are assigned to us and become our exclusive property.

REGULATORY CONSIDERATIONS

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export, marketing and distribution, among other things, of our investigational products. In the United States, the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, subject pharmaceutical products to rigorous review.

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

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This, together with proposed clinical protocols, manufacturing information, analytical data and other information, in an investigational new drug application, or IND, must become effective before human clinical trials may commence.

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

After the IND becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I trials, the sponsor tests the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, in addition to safety, the sponsor evaluates the efficacy of the product in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

The sponsor must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, like Oncophage, a biologics license application. In a process which can take a year or more, the FDA reviews this application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

Congress enacted the Food and Drug Administration Modernization Act of 1997 in part to ensure the availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. This designation assures access to FDA personnel for consultation throughout the development process as well as a six month review of marketing applications for the designated product. Our lead product, Oncophage, has been designated by the FDA as a Fast Track product in renal cell carcinoma and melanoma. We cannot predict whether these designations will impact the timing or likelihood of FDA approval of Oncophage.

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

The Orphan Drug Program provides a mechanism for FDA to acknowledge that a product is designed to treat a disease with limited prevalence. An Orphan Drug designation bestows certain advantages including extending marketing exclusivity if the product is ultimately approved for marketing, considerations in trial size and design based on the actual patient population, and tax credits for some research and development expenses. We hold orphan designations for ATRA-IV and Aroplatin. In addition, we have submitted requests for and are actively negotiating orphan designations for Oncophage in renal cell carcinoma and in melanoma and ATRA-IV in lymphoma.

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

Before approving a new drug application or biologics license application, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with current Good Manufacturing Practices. In order to accomplish this inspection, a local field division of the FDA is responsible for completing this inspection and providing a recommendation for or against approval. We are in close communication with the field division of the FDA regarding our manufacturing facilities. This effort is intended to assure appropriate facility and process design to avoid potentially lengthy delays in product approvals due to inspection deficiencies.

Following approval, the manufacture, holding, and distribution of a product must be in compliance with current Good Manufacturing Practices. Manufacturers must expend time, money, and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, promotion, marketing, and distribution of a drug or biologic product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products, or to enforcement actions that can include seizures, injunctions, and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market the product.

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

We are aware of certain programs and products under development by others that may compete with our programs and products. Several companies, including Biomira Inc., CancerVax Corporation, Cell Genesys Inc., Corixa Corporation, Dendreon Corporation and Genzyme Corporation, are developing treatments for cancer based on modulation of the immune system, including cancer vaccines. In addition, several companies, including Pfizer Inc, Bristol Myers-Squibb, AstraZeneca, and Wyeth, have expertise in, and are developing products for the treatment of cancer, infectious diseases, and autoimmune disorders.

Certain of our corporate partners have also partnered with direct competitors in the vaccine adjuvant market, such as Coley Pharmaceutical Group, Corixa Coporation and Avant Immunotherapeutics. The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products we develop.

EMPLOYEES

As of February 28, 2002, we had 208 employees, of whom 30 have Ph.D.s and 5 have M.D.s. Out of the 208 total, 55 are manufacturing and quality control staff, 37 are research and development staff, 24 are clinical affairs staff, 11 are corporate executives, 4 are information technology staff, 42 are administrative staff, 9 are finance staff, 9 are facilities staff, 6 are business and technology development staff, 5 are regulatory affairs staff, 4 are human resources staff, and 2 are project management staff. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

CORPORATE HISTORY

Antigenics L.L.C. was formed as a Delaware limited liability company in 1994 and was converted to Antigenics, Inc., a Delaware corporation, in February 2000.

ITEM 1A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information regarding our executive officers and directors, including their age as of March 19, 2002:

NAME                                                    AGE     TITLE
----                                                    ---     -----
Garo H. Armen, Ph.D..............................        49     Chairman of the Board and Chief Executive Officer
Pramod K. Srivastava, Ph.D.......................        47     Director, Chief Scientific Officer and Chairman of
                                                                Scientific Advisory Board
Elma S. Hawkins, Ph.D............................        45     Vice Chairman
Russell H. Herndon...............................        43     President and Chief Operating Officer
Neal Gordon, Ph.D................................        40     Senior Vice President of Manufacturing Operations
Noubar Afeyan, Ph.D(3)...........................        39     Director
Gamil G. de Chadarevian..........................        50     Director and Vice Chairman of the Board
Tom Dechaene(2)..................................        42     Director
Sanford M. Litvack(1)(3).........................        65     Director
Martin Taylor(1)(2)..............................        49     Director
Samual D. Waksal Ph.D.(2)(3).....................        54     Director

-----------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit and Finance Committee
(3)  Member Corporate Governance Committee

GARO H. ARMEN, PH.D. co-founded Antigenics in 1994 and has been the Chairman of the Board and Chief Executive Officer since inception. Dr. Armen was previously a Senior Vice President of Research for Dean Witter Reynolds, focusing on the chemical and pharmaceutical industries. Dr. Armen has also served as an Associate Professor at the Merchant Marine Academy and as a research associate at the Brookhaven National Laboratory. He currently serves as a director of Elan Corporation, Plc. and Color Kinetics Inc. Dr. Armen received his Ph.D. degree in physical chemistry from the City University of New York in 1979. Since 1990, Dr. Armen has been the managing general partner of Armen Partners, L.P., an investment partnership specializing in public and private healthcare and biotechnology investments.

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

ELMA S. HAWKINS, PH.D. has served as our Vice Chairman since January 2001 and as our Senior Vice President from August 1998 until January 2001. From July 1996 through August 1998, Dr. Hawkins served as our Chief Operating Officer. Prior to her employment with us, Dr. Hawkins served in a number of senior positions at Genzyme Corporation, including Director of Corporate Development. Dr. Hawkins has also held positions in preclinical and clinical research at Warner-Lambert/Parke-Davis and at the Center for the Study of Drug Development at Tufts Medical School. Dr. Hawkins holds a Ph.D. in medicinal chemistry from the University of Alabama and an M.B.A. from Boston University. Dr. Hawkins is a director of Nalari Computing Corporation.

RUSSELL H. HERNDON has served as our President since January 2002 and as our Chief Operating Officer since January 2001. Mr. Herndon was with Genzyme Corporation from 1989 through 2000, holding various management positions including, most recently, President of the Genzyme Tissue Repair Division and, from 1997 to 1999, Senior Vice President of Genzyme. During his tenure at Genzyme, Mr. Herndon identified and organized major programs to streamline and improve operations, implement cost reductions and flexibly and efficiently expand production capacity. Mr. Herndon received a Bachelor's Degree in biology from Barton College and attended Harvard Business School for its Program in Management and Development.

NEAL GORDON, PH.D. has served as Antigenics' Senior Vice President of Manufacturing Operations since January 2001. Prior to this position he served as Vice President of Operations from May 1999 and as our Vice President Process Development from July 1998. Dr. Gordon joined Antigenics in 1998, following ten years at PerSeptive Biosystems, a division of PE Corporation. Most recently, he was Senior Director of Chromatography Research and Development, involved in the development and application of innovative technologies for the purification and analysis of biopolymers. Earlier he was a product development engineer at Proctor & Gamble. In 1983, Dr. Gordon obtained a Bachelors Degree in chemical engineering from McGill University, and a Ph.D. in biochemical engineering from the Massachusetts Institute of Technology in 1989.

NOUBAR AFEYAN, PH.D. has been a director since 1998. Dr. Afeyan is Chairman and Senior Managing Director and CEO of Flagship Ventures, a partnership of funds he co-founded in 1999 including NewcoGen Group, AGTC Funds, and OneLiberty Funds. Dr. Afeyan was Senior Vice President and Chief Business Officer of Applera Corp. (formerly PE Corp.) until August 1999. Prior to its acquisition by PE Corp., Dr. Afeyan was the Chairman and Chief Executive Officer of PerSeptive Biosystems, a company that he founded in 1987 to develop, manufacture and market instruments and chemical reagents used to purify, analyze and synthesize biomolecules. Dr. Afeyan served as Chairman of the Board of ChemGenics Pharmaceuticals, Inc. during 1996 and 1997. He is also a member of the board of directors of several private companies. Dr. Afeyan received his undergraduate degree in chemical engineering from McGill University and his Ph.D. in biochemical engineering from the Massachusetts Institute of Technology.

GAMIL DE CHADAREVIAN has served as Vice Chairman of the Board since 1995 and as Executive Vice President International from 1998 to 2001. Until April of 1998, he was Managing Director of Special Projects at Alza International, responsible for creating new business opportunities in Europe. From 1992 to 1993, Mr. de Chadarevian was the Vice President of Corporate Development for Corange London Limited. Prior to 1992, Mr. de Chadarevian held positions at Pasfin Servizi Finanziara SpA, GEA Consulenza and Credit Suisse. He is also co-founder and serves as an advisor to several private health care companies in the United States and Europe. Mr. de Chadarevian is the co-founder and currently the Vice Chairman of Ikonisys, Inc. and CambriaTech Holding S.A., which are privately held companies. He also serves on the Advisory Board of Syntek Capital AG. Mr. de Chadarevian received a Lic. Oec. Publ. Degree from the University of Zurich in Switzerland.

TOM DECHAENE has been a director since 1999. Mr. Dechaene is currently the Chief Financial Officer of SurfCast, Inc. He was with Deutsche Bank from 1991 through 1999, most recently as a director in the Principal Investments Group within the Equity Capital Markets division. Mr. Dechaene is a director of Color Kinetics Inc., Veridicom, Inc., Xiam, Inc. and Iconisys, Inc. Mr. Dechaene holds a law degree from Ghent University, Belgium, a degree in Applied Economics from the University of Antwerp and an MBA from INSEAD, France.

SANFORD M. LITVACK has been a director since March 2001. From 1994 until 1999, Mr. Litvack held the position of Senior Executive Vice President and Chief of Corporate Operations of The Walt Disney Company. Mr. Litvak also served on the board of directors of The Walt Disney Company, most recently as Vice Chairman of the board. Prior to joining Disney, Mr. Litvack was a member of the executive committee and Chairman of the litigation department of the law firm of Dewey Ballantine. Mr. Litvack received a Bachelor's Degree from the University of Connecticut and a law degree from Georgetown Law Center.

MARTIN TAYLOR has been a director since June 1999. From 1993 until 1998, Mr. Taylor held the position of Chief Executive Officer of Barclays Bank Plc. Mr. Taylor was for some years a member of the UK Government's Council for Science and Technology and, since November 1999, has been Chairman of the W.H. Smith Group Plc. In October 1999, he became an advisor to Goldman Sachs International. He is also a member of the board of directors of Syngenta A.G. and RTL SA. Mr. Taylor was educated at Balliol College, Oxford University.

SAMUEL D. WAKSAL PH.D. has been a director since September 2001. He is currently President and Chief Executive Officer of ImClone Systems Incorporated. He spent the first part of his career in academic medicine. He has served as Visiting Investigator of the National Cancer Institute, Immunology Branch; Research Associate of the Department of Genetics, Stanford University Medical School; Assistant Professor of Pathology at Tufts University School of Medicine; and Senior Scientist at the Tufts Cancer Research Center. Dr. Waksal has helped found more than 15 biopharmaceutical companies and sits on the board of Tribeca Pharmaceutical Corporation, Prororek, Microbes Incorporated, ValiGen Incorporated and Amerimed Corporation. Dr. Waksal was also a founding board member of the NY Biotechnology Association and sits on its Executive Committee. He is also on the Board of Advisors of The Rockefeller University.

ITEM 2. PROPERTIES

We lease approximately 58,725 square feet of laboratory, office and manufacturing space in Woburn, Massachusetts under a lease agreement that terminates in August 2003. We have an option to renew the lease for an additional five-year period with the landlord's consent. We also lease approximately 40,000 square feet of laboratory, office and manufacturing space in Framingham, Massachusetts under a lease agreement that terminates in July 2010. We have an option to renew the lease for two additional five-year periods. In addition we lease 30,000 square feet of laboratory and office space in The Woodlands, Texas, a suburb of Houston, under a lease that expires in January 2008 which we intend to sublet. We maintain our executive offices in New York, New York, in an office building in which we lease approximately 10,000 square feet. Our New York lease terminates in December 2006.

ITEM 3. LEGAL PROCEEDINGS

We have received a Notice of Arbitration filed in the International Chamber of Commerce Arbitration on September 3, 2001 by DeLaval AB. Antigenics and DeLaval are parties to a License Agreement concerning technology for the development of a vaccine against bovine mastitis. We are obligated to make certain payments to DeLaval upon issuance of certain patents and other related milestones. DeLaval claims in its arbitration notice that we owe it $1.2 million for milestone payments in connection with the issuance of certain patents. It is our position that we have rightfully withheld this payment as an offset against prior payments exceeding $1.1 million made to DeLaval for issuance of three prior patents, which DeLaval has wrongfully retained. Subsequent to receiving such payments, DeLaval informed us that a number of errors had been made in the application for these patents, several of which are potentially material to the License Agreement and the underlying technology. Moreover, DeLaval failed to make one or more corrective filings within the allowable time. DeLaval has failed and refused to return or credit us for these payments. Accordingly, we have responded to DeLaval's request for arbitration and intend to defend vigorously against these claims. The arbitration is in its initial stages, and thus the outcome is uncertain.

Antigenics, our Chairman and Chief Executive Officer-Garo Armen, and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court in the Southern District of New York. The suit alleges that these underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the underwriters' customers based upon an agreement by such customers to purchase subsequent shares of our stock in the secondary market. We intend to vigorously defend against these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders for a vote during the fourth quarter of 2001.

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

The following table sets forth the range of the high and low closing prices for our common stock for the quarterly periods during which the stock has been publicly traded:

                                                            HIGH          LOW
                                                            ----          ---
2000
First Quarter..........................................   $ 71.500     $ 18.250
Second Quarter.........................................     22.500       10.000
Third Quarter..........................................     21.750       12.563
Fourth Quarter.........................................     16.500       10.250

2001
First Quarter..........................................     18.188       10.500
Second Quarter.........................................     21.380       12.500
Third Quarter..........................................     19.650       11.050
Fourth Quarter.........................................     18.200       12.540

2002
First Quarter (through March 19,2002)..................     16.830       11.750

As of March 19, 2002, there were approximately 3,791 holders of record and approximately 23,736 beneficial holders of our common stock.

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

We have used the following net offering proceeds as of December 31, 2001: approximately $4,065,000 for fixed asset additions, $825,000 for investments, $2,979,000 for payments of debt obligations, $1,773,000 for acquisition costs and $50,010,000 for operations.

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the consolidated balance sheet data set forth below as of December 31, 2000 and 2001, and the consolidated statement of operations data for each of the years in the three-year period ended December 31, 2001, from our audited consolidated financial statements included elsewhere in this annual report. We have derived the consolidated balance sheet data as of December 31, 1997, 1998, and 1999, and the consolidated statement of operations data for each of the years ended December 31, 1997 and 1998 from our audited consolidated financial statements, which are not included in this annual report. These consolidated financial statements have been audited by KPMG LLP, independent auditors.

You should read the selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report.

Given our history of incurring operating losses, management believes that it is more likely than not that any deferred tax assets, net of deferred tax liabilities, will not be realized. Therefore, there is no income tax benefit in the consolidated financial statements for periods ended after February 2000 because of a loss before income taxes and the need to recognize a valuation allowance on net deferred tax assets.

Increases in cash, cash equivalents and marketable securities, total current assets, total assets, and stockholders' equity in the periods presented below include the effects of the receipt of net proceeds from our equity offerings and the exercise of stock options and warrants that totaled approximately $7.6 million, $18.0 million, $41.1 million, $66.8 million, and $0.9 million in 1997, 1998, 1999, 2000, and 2001.

                                              1997           1998           1999           2000           2001
                                            --------       --------       --------       --------       --------
                                                           (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue............................       $     --       $     --       $    581       $    443       $  4,555
  Operating expenses:
   Cost of goods sold................             --             --             --           (363)        (1,064)
   Research and development..........         (2,725)        (5,947)       (11,958)       (17,575)       (31,357)
   General and administrative........         (1,589)        (3,693)        (7,480)        (9,190)       (13,762)
   Acquired in-process research and
    development(1)...................             --             --             --        (25,800)       (34,596)
                                            --------       --------       --------       --------       --------
  Loss from operations...............         (4,314)        (9,640)       (18,857)       (52,485)       (76,224)
  Interest income, net...............            481            736            723          5,756          2,683
  Non-operating income...............             --             --             10             --             --
                                            --------       --------       --------       --------       --------
  Net loss(2)........................       $ (3,833)      $ (8,904)      $(18,124)      $(46,729)      $(73,541)
                                            ========       ========       ========       ========       ========
  Net loss per share, basic and
   diluted...........................       $  (0.25)      $  (0.54)      $  (1.00)      $  (1.90)      $  (2.61)
                                            ========       ========       ========       ========       ========
  Weighted average number of
   shares outstanding, basic and
   diluted...........................         15,401         16,459         18,144         24,659         28,143
                                            ========       ========       ========       ========       ========

                                            --------       --------       --------       --------       --------
                                              1997           1998           1999           2000           2001
                                            --------       --------       --------       --------       --------
                                                                       (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
   marketable securities.............        $13,086        $22,168       $ 46,418        $99,139        $60,868
  Total current assets...............         13,246         22,447         47,672        101,593         63,987
  Total assets.......................         14,090         26,636         56,004        127,966         93,546
  Total current liabilities..........            878          2,285          2,171          8,611         16,208
  Long-term liabilities, less
   current portion...................             --            709          2,155          2,651          1,414
  Stockholders' equity...............         13,212         23,641         51,678        116,703         75,925

--------------------
     (1) We recorded non-recurring charges to operations for the write-off of in-process research and development acquired in our mergers with Aquila Biopharmaceuticals Inc. in November 2000 and with Aronex Pharmaceuticals Inc. in July 2001.

     (2) Prior to our conversion from a limited liability company to a corporation in February 2000, in accordance with federal, state, and local income tax regulations which provide that no income taxes are levied on United States limited liability companies, each member of the limited liability company was individually responsible for reporting his share of the company's net income or loss. Accordingly, we have not provided for income taxes in our financial statements for periods before February 2000. Given our history of incurring operating losses, no income tax benefit is recognized in our financial statements for periods after February 2000 because of a loss before income taxes and the need to recognize a valuation allowance on net deferred tax assets.

--------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are currently developing treatments for cancers, serious infectious diseases, and autoimmune and degenerative disorders using our proprietary technologies that program the immune system and improve the quality of life. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead therapeutic vaccine, Oncophage. Our business activities have included, product research and development, intellectual property prosecution, establishing manufacturing capabilities, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, and integration of our acquisitions.

During the third quarter ended September 30, 2001, we completed our merger with Aronex Pharmaceuticals, Inc. The stock acquisition, accounted for using the purchase method of accounting, resulted in the issuance of approximately 1.5 million shares of our common stock based on an exchange ratio of 0.0594 per share of our common stock for each outstanding share of Aronex Pharmaceuticals common stock. Through this merger we acquired Aroplatin and ATRA-IV, which are unique liposomal formulations that increase the distribution and metabolism of drugs in a patient's body. These two products fit our long-term goal of creating novel therapies for serious diseases that represent advanced alternatives to conventional cancer treatments.

During the fourth quarter of 2000, we completed our merger with Aquila Biopharmaceuticals, Inc. The stock acquisition, accounted for using the purchase method of accounting, resulted in the issuance of approximately 2.5 million shares of our common stock based on an exchange ratio of 0.2898 shares of our stock for each outstanding share of Aquila stock. Through this merger we acquired QS-21, a companion compound used in vaccines intended to significantly improve the quality of immune response. QS-21 is being developed by several leading pharmaceutical companies to combat a variety of chronic and debilitating diseases.

We have incurred significant losses since our inception. To date, we have generated product sales revenues from one product. Our revenues from this product were $1,606,000 and $363,000 for the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, we also had revenues of $2,949,000 consisting of shipments of our QS-21 adjuvant to our research partners, and milestone revenue and grant payments earned. As of December 31, 2001, we had an accumulated deficit of approximately $157,887,000 inclusive of non-cash charges of $60,396,000 for acquired in-process research and development and $13,739,000 related to grants of stock options, warrants and common stock. We do not expect to generate significant revenues until the fourth quarter of 2004 and thus, we expect to continue to incur net losses as we complete our clinical trials, apply for regulatory approvals, build a sales force and marketing department, continue development of our technology and expand our operations. We have been dependent on equity and debt financings to fund our current business activities. Our financial results may vary depending on many factors, including:

- the progress of Oncophage and our other product candidates through the clinical development and regulatory process;

- the advancement of other product candidates into preclinical and clinical trials;

- our investment in manufacturing process development and in manufacturing capacity for Oncophage and other product candidates;

- development of a sales and marketing staff and initial sales activities if Oncophage is approved for commercialization;

-    the progress of our other research and development efforts; and

-    the integration of our prior acquisitions and any future acquisitions.

HISTORICAL RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Revenue: As a result of the acquisition of Aquila Biopharmaceuticals, Inc. in November 2000, we generated $1,606,000 and $363,000 of product revenue during the years ended December 31, 2001 and 2000. We had $2,949,000 and $80,000 of research and development revenue during the years ended December 31, 2001 and 2000. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive worldwide rights to market the product. The agreement with Virbac, S.A. is up for renewal in July 2002. If this agreement is not renewed we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities consist of shipments of our adjuvant QS-21 to be used in clinical trials by our partners and, in 2001, milestone and grant payments earned. Under the terms of our license agreement with Neuralab Limited, a wholly-owned subsidiary of Elan Corporation, p.l.c., we received a $1,000,000 milestone payment in 2001 related to their initiation of a phase IIA clinical trial of a product using QS-21. In March 2002, Elan halted dosing of patients with this product after several patients experienced significant adverse side effects.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $1,064,000 for the year ended December 31, 2001. Cost of sales was $363,000 for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, cost of sales were 66% and 100%, respectively, of product sales. Cost of sales in 2000 represented the cost of inventory acquired in our merger with Aquila Biopharmaceuticals that was adjusted to its fair value as a result of the application of purchase accounting rules.

Research and Development: Research and development expense increased 78% to $31,357,000 for the year ended December 31, 2001 from $17,575,000 for the year ended December 31, 2000. The Aquila Biopharmaceuticals and Aronex Pharmaceuticals acquisitions increased research costs by $6,855,000 for the year ended December 31, 2001. The increase was also due to the costs associated with our Oncophage clinical trials that increased $3,345,000 over the year ended December 31, 2000 particularly due to the initiation of our Phase III clinical trial in kidney cancer. Increases in our staff to support our expanded research and development activities resulted in increasing costs by $3,052,000. Other ongoing development activities were $844,000 higher than in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors, and employees from $1,097,000 for the year ended December 31, 2000 to $783,000 for the year ended December 31, 2001. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, expenses related to grant revenue recognized, and the cost of clinical materials shipped to our research partners.

Acquired In-Process Research and Development: Acquired in-process research and development of $34,596,000 in 2001 was a non-recurring, non-cash charge related to our merger with Aronex Pharmaceuticals. A similar non-recurring, non-cash charge of $25,800,000 was recognized in 2000 related to our merger with Aquila Biopharmaceuticals. A component of the total purchase price of each merger was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and expensed at acquisition date. At the date of the acquisitions, none of the products under development by Aquila Biopharmaceuticals or Aronex Pharmaceuticals that were included in our in-process research and development charge had achieved technological feasibility and none were being sold on the market. There still remained substantial risks and significant uncertainty concerning the remaining course of technical development. We need to conduct extensive additional research, preclinical and clinical testing of these products, and obtain regulatory approval, prior to any commercialization. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these products, the development projects had not established technological feasibility at the acquisition date. Further, these partially completed products had no alternative future uses at the valuation date if the contemplated programs were to fail, as the technology was highly specialized to the targeted products. The acquired in-process research and development charges and related accounting is further described in Note 3 to our consolidated financial statements included in this report.

General and Administrative: General and administrative expenses increased 50% to $13,762,000 for the year ended December 31, 2001 from $9,190,000 for the year ended December 31, 2000. The Aquila Biopharmaceuticals and Aronex Pharmaceuticals acquisitions increased general and administrative costs by $2,252,000 for the year ended December 31, 2001. The increase was also due to the growth in the number of employees to support our expanded business operations which increased costs by $2,013,000, increased corporate office expenses related to this growth of $485,000, increased legal fees of $350,000, and other increases in our general and administrative expenses, which were $400,000 higher for the year ended December 31, 2001 than for the same period in 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors, and employees to $440,000 for the year ended December 31, 2001 from $1,368,000 for the year ended December

31, 2000. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense increased 62% to $690,000 for the year ended December 31, 2001 from $425,000 for the year ended December 31, 2000 due to the additional borrowings we assumed in the Aquila Biopharmaceuticals and Aronex Pharmaceuticals acquisitions.

Interest Income: Interest income decreased 45% to $3,374,000 for the year ended December 31, 2001 from $6,181,000 for the year ended December 31, 2000. This decrease is attributable to declining interest rates during 2001, as well as decreasing average cash and cash equivalents and interest-bearing marketable securities balances during the year ended December 31, 2001 as compared to the year ended December 31, 2000. Our average interest rate decreased from 6.12% for the year ended December 31, 2000, to 3.90% for the year ended December 31, 2001, representing an approximate loss of interest income of $2,200,000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Revenue: We had $363,000 of product revenue and $80,000 of research and development revenue during the year ended December 31, 2000. We had $581,000 of research and development revenues for the year ended December 31, 1999. The revenues in 2000 resulted from sales of product and research and development activities related solely to Aquila Biopharmaceuticals for the period from the merger (November 16, 2000) to December 31, 2000. Research and development revenues in 1999 consisted of amounts received under a research and development contract that are non-refundable.

Cost of Sales: Cost of sales was $363,000 for the year ended December 31, 2000. We had no cost of sales for the year ended December 31, 1999. For the year ended December 31, 2000, cost of sales was 100% of product sales.

Research and Development: Research and development expenses increased 47% to $17,575,000 for the year ended December 31, 2000 from $11,958,000 for the year ended 1999. The increase was primarily due to the increase in staff to support our expanded research and development activities, increasing costs by $3,717,000. Costs of operating the manufacturing and research facility were $1,017,000 higher in 2000 than for the year ended December 31, 1999, as were costs associated with our clinical trials, which increased $621,000 over 1999. The Aquila Biopharmaceuticals acquisition increased research costs by $586,000 for the year ended December 31, 2000. Other increases in our ongoing development activities were $393,000 higher than in 1999. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors, and employees from $1,814,000 for the year ended December 31, 1999 to $1,097,000 for the year ended December 31, 2000. Research and development expenses consisted primarily of compensation for employees and outside advisors conducting research and development work, funding paid to the University of Connecticut, where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities and funding paid to support Oncophage clinical trials.

Acquired in-process Research and Development: Acquired in-process research and development of $25,800,000 was a non-recurring, non-cash charge related to our merger with Aquila. The purchase price of the merger ($44,819,000) was partially charged to incomplete technology due to the early stage of the acquired technologies under development but not yet technologically feasible or commercialized.

General and Administrative: General and administrative expenses increased 23% to $9,190,000 for the year ended December 31, 2000 from $7,480,000 for the year ended December 31, 1999. The increase was primarily due to the growth in the number of employees to support our expanded business operations that increased costs by $771,000, legal expenses related to general corporate and patent activities were $662,000 higher for the year ended December 31, 2000 as compared to the same period in 1999 and increased costs related to operating as a public company were $436,000 in 2000. The Aquila acquisition increased general and administrative costs by $463,000 for the year ended December 31, 2000. These increases were partially offset by the decrease in the non-cash charge for options granted and earned by outside advisors, directors, and employees to $1,368,000 for the year ended December 31, 2000 from

$3,213,000 for the year ended December 31, 1999. General and administrative expenses consisted primarily of personnel compensation, office expenses, and professional fees.

Interest Expense: Interest expense increased 46% to $425,000 for the year ended December 31, 2000 from $291,000 for the year ended December 31, 1999 due to the increased borrowings under a credit facility to partially fund the construction of our manufacturing and laboratory facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and, as of December 31, 2001, we have incurred an accumulated deficit of $157,887,000 inclusive of non-cash charges of $60,396,000 for acquired in-process research and development and $13,739,000 related to grants of stock options, warrants, and common stock. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through December 31, 2001, we raised aggregate net proceeds of $146,995,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We also assumed term loan agreements and a convertible note payable with a combined outstanding balance, at the respective merger dates, of $6,159,000 in connection with the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. In November 2001, we filed a Form S-3 universal shelf registration statement with the Securities and Exchange Commission for the registration and potential issuance of up to $100 million of our securities. In January 2002, we sold 4,000,000 shares or our common stock for net proceeds of approximately $56,000,000. We intend to use the proceeds of this sale to fund additional clinical trials of our lead product and for clinical trials and preclinical studies for our other product candidates; to expand our manufacturing capabilities; for potential licenses and other acquisitions of complementary technologies and products; and for working capital and other general corporate purposes. We expect that we will be able to fund our capital expenditures and growing operations with our current working capital through the first quarter of 2004. In order to fund our needs subsequently, we will be required to raise money in the capital markets, through arrangements with corporate partners, or from other sources. Our ability to successfully enter into any arrangements is uncertain and if funds are not available we may be required to revise our planned clinical trials, other development activities and capital requirements. Furthermore, we will continue to conservatively manage our cash position and expect to attempt to raise additional funds substantially in advance of depleting our current funds.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and product pipeline acquired as a result of the Aquila Biopharmaceuticals and Aronex Pharmaceuticals transactions. Since inception we have entered into various agreements with institutions to conduct our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the institution of certain services, we have estimated our payments to be approximately $7,700,000 over the term of the studies. Through December 31, 2001, $2,416,000 has been expensed as research and development expenses in the accompanying consolidated statements of operations and $2,019,000 has been paid related to these clinical studies.

The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the institution of certain services. In addition, we have entered into research agreements related to our products that require payments of approximately $2,800,000, of which $1,275,000 has been paid through December 31, 2001. Significant additional expenditures will be required as we complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations and bring our products to market. Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements and by entering into new collaborations. As a result of collaborative agreements, we do not, and will not, completely control the nature, timing or cost of bringing those products to market. We have entered into license agreements that call for milestone and royalty payments by our corporate partners, which may or may not be achieved. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital as discussed above.

Our cash and cash equivalents at December 31, 2001 were $60,868,000, a decrease of $35,275,000 from December 31, 2000. During the year ended December 31, 2001, we used cash primarily to finance operations, including our Oncophage clinical trials. Net cash used in operating activities for the years ended December 31, 2000 and 2001 was $15,134,000 and $36,826,000, respectively. The increase resulted from the increase in the activity of our Oncophage clinical trials, on-going development activity, development of acquired technologies and the general expansion of our research and administrative operations. As we develop our technologies and further our clinical trials we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. We expect to first generate significant revenues from our lead product Oncophage during the fourth quarter of 2004, and first generate cash from operations in 2005.

Net cash provided by investing activities for the year ended December 31, 2001 was $2,990,000 as compared to net cash used in investing activities of $1,625,000 for the year ended December 31, 2000. For the year ended December 31, 2001, we invested $1,665,000 for the purchase of equipment, furniture and fixtures and an additional $525,000 was contributed to a limited partnership, of which we became a member during the second quarter of 2000. Our remaining commitment to this limited partnership on December 31, 2001 was $2,175,000 with contributions made as authorized by the general partner. These expenditures were offset by proceeds from the sale of marketable securities of $2,997,000 and the net cash acquired in the Aronex Pharmaceuticals merger of $2,184,000. We anticipate additional capital expenditures ranging from $3,500,000 to $5,500,000 in 2002, to expand and enhance our current facilities.

Net cash used in financing activities was $1,439,000 for the year ended December 31, 2001 as compared to net cash provided by financing activities of $66,484,000 for the year ended December 31, 2000. Since inception, our primary source of financing has been from equity sales. During the years ended December 31, 2000 and 2001, sales of equity and exercises of stock options and warrants totaled approximately $67,390,000 and $920,000, respectively. At December 31, 2001, we had outstanding $3,596,000 under our credit facilities ($2,230,000 was repaid during 2001), which were used to finance the construction of our manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance. At December 31, 2001, we had $2,500,000 outstanding under a convertible note payable that matures in May 2002. This note can be converted into our common stock at $73.23 per share at the option of the note holder. At December 31, 2001 the current portion of our long-term debt was $5,902,000. Our future minimum payments on non-cancelable leases, before any sub-lease income are in 2002-$3,579,000; in 2003-$3,209,000; in 2004 - $2,324,000; in 2005 - $2,324,000; in 2006 - $2,344,000 and thereafter
- $4,490,000.

We are currently involved in certain legal proceedings as detailed in Note 15 to our consolidated financial statements. We do not believe these proceedings will have a material adverse effect on our consolidated financial position.

OTHER

RISK FACTORS

Our future operating results could differ materially from the results described above due to the risks and uncertainties described in exhibit 99.1 to this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Securities and Exchange Commission (SEC) recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as our critical accounting policies: research and development, investments, revenue recognition, and option accounting.

Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, clinical manufacturing costs, and administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial materials shipped to our research partners. Research and development costs are expensed as incurred and was $11,958,000, $17,575,000, and $31,357,000 for the years ended December 31, 1999, 2000, and 2001.

A component of the purchase price of our two mergers was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and was expensed at each acquisition date ($25,800,000 in 2000, and $34,596,000 in 2001.) The valuation of this acquired in-process research and development represents the estimated fair value of products under development calculated using an income approach. This approach involves estimating the fair value of the acquired in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development projects.

We classify investments in marketable securities at the time of purchase. At December 31, 2000 and 2001, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in a limited partnership under the cost method and, as of December 31, 2001, we have included in non-current other assets on the consolidated balance sheet, $825,000 of our total commitment to this partnership of $3,000,000 as more fully disclosed in
Note 5 to our consolidated financial statements. The general partner of the limited partnership determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment.

In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership's investments in its portfolio companies, (ii) how recently the investments in the portfolio companies had been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership, and (v) the overall trend in venture capital valuations. Based on this analysis, as of December 31, 2001, our cost appropriately reflects the carrying value of our investment.

Revenue from product sales is recognized at the time of product shipment. Revenue for services under research and development grants and contracts are recognized as the services are performed, milestones are achieved, or clinical trial materials are provided.

We account for options granted to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss and pro forma net loss per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note 10 to our consolidated financial statements).

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (discussed below).

We adopted the provisions of SFAS 141 beginning July 1, 2001 and will adopt SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continues to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that we make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.

Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our consolidated statement of operations.

As of December 31, 2001, we have unamortized goodwill in the amount of $2,756,000 and unamortized other intangible assets in the amount of $10,504,000, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $91,000 and $1,323,000 for the years ended December 31, 2000 and 2001, respectively. Because of the effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adoption on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes an accounting model for impairment or disposal of long-lived assets by sale. SFAS No. 144 is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of SFAS No. 144 will have on our financial position or results of operation.

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

The information below summarizes our market risks associated with debt obligations as of December 31, 2001. Fair values included herein have been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at December 31, 2001. The table presents cash flows by year of maturity and related interest rates based on the terms of the debt.

                                                                                 YEAR OF MATURITY
                                      ESTIMATED FAIR    CARRYING AMOUNT       ----------------------
                                           VALUE       DECEMBER 31, 2001        2002          2003
                                      --------------   -----------------      ----------    --------
Long-term debt (1)(2)  .........        $3,735,000         $3,596,000         $3,402,000    $194,000
Convertible debt (fixed interest        $2,500,000         $2,500,000         $2,500,000
rate at 10%)

(1)  Fixed interest rates from 10.38% to 15.084%
(2) We have included in our consolidated balance sheet at December 31, 2001, $287,000 of debt scheduled to mature in the years 2003 and 2004 as current. This debt relates to the Aronex Pharmaceuticals term notes which we are required to pay in total during 2002 as described in Note 14 to the consolidated financial statements.

In addition, we have cash equivalents and marketable securities at December 31, 2001, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in commercial paper, government backed securities and money market funds, our carrying value approximates the fair value of these investments at December 31, 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
Independent Auditors' Report  .....................................................................     37
Consolidated Balance Sheets as of December 31, 2000 and 2001  .....................................     38
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001  .......     39
Consolidated  Statements of Stockholders' Equity for the years ended December 31, 1999,
   2000 and 2001  .................................................................................     40
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001  .......     41
Notes to Consolidated Financial Statements  .......................................................     42

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Antigenics Inc.:

      We have audited the accompanying consolidated balance sheets of Antigenics Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antigenics Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 2(s) and 3 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, for purchase method business combinations completed after June 30, 2001.

                                                    /S/ KPMG LLP

Short Hills, New Jersey
February 19, 2002

                        ANTIGENICS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                               2000             2001
                                                                               ----             ----
ASSETS
Cash and cash equivalents.............................................    $96,142,726        $60,867,508
Marketable securities.................................................      2,996,750                 --
Accounts receivable...................................................        532,896            487,382
Inventories...........................................................        669,618          1,372,229
Prepaid expenses......................................................        619,324            641,326
Deferred offering costs...............................................             --            128,334
Other assets..........................................................        631,095            490,371
Due from related party................................................            376                 --
                                                                                  ---                 --

   Total current assets...............................................    101,592,785         63,987,150

Plant and equipment, net..............................................     14,640,281         13,934,154
Goodwill, net of accumulated amortization of $24,895 and $334,825 at
    December 31, 2000 and 2001, respectively..........................      2,962,472          2,755,870
Core and developed technology, net of accumulated amortization of
    $51,667 and $894,443 at December 31, 2000 and 2001, respectively..      6,148,333         10,178,130
Assembled workforce, net of accumulated amortization of $14,167 and
    $184,167 at December 31, 2000 and 2001, respectively..............        495,833            325,833
Other assets..........................................................      2,125,996          2,365,292
                                                                            ---------          ---------

Total assets..........................................................   $127,965,700        $93,546,429
                                                                         ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable......................................................     $2,273,631         $2,948,417
Accrued liabilities...................................................      4,002,983          7,357,434
Current portion, long-term debt.......................................      2,334,646          5,901,816
                                                                            ---------          ---------

   Total current liabilities..........................................      8,611,260         16,207,667

Long-term debt........................................................      2,642,869            194,407
Other long-term liabilities...........................................          8,090          1,219,237

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 1,000,000
   shares authorized; no shares issued and outstanding................             --                 --
Common stock, par value $0.01 per share, 100,000,000
   shares authorized; 27,316,295 and 29,014,616 shares issued
   and outstanding at December 31, 2000 and 2001, respectively........        273,162            290,145
Additional paid-in capital............................................    202,253,314        234,238,809
Deferred compensation.................................................    (1,277,357)          (529,547)
Accumulated other comprehensive loss..................................      (199,711)          (187,706)
Accumulated deficit...................................................   (84,345,927)      (157,886,583)
                                                                         ------------      -------------

Total stockholders' equity............................................    116,703,481         75,925,118
                                                                          -----------         ----------

Total liabilities and stockholders' equity............................   $127,965,700        $93,546,429
                                                                         ============        ===========

          See accompanying notes to consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                    1999            2000             2001
                                                    ----            ----             ----
Revenue
     Product sales........................... $         --   $    363,202      $  1,605,722
     Research and development................      581,461         79,425         2,949,239
                                              ------------    -----------      ------------
          Total revenues.....................      581,461        442,627         4,554,961
                                              ------------    -----------      ------------
Expenses:
    Cost of Sales............................           --       (363,202)       (1,064,381)
                                              ------------    -----------      ------------
       Research and development:
         Related party.......................      (33,000)       (61,066)              (--)
         Other...............................  (11,925,317)   (17,514,078)      (31,357,223)
                                              -------------   ------------     -------------

                                               (11,958,317)   (17,575,144)      (31,357,223)
                                              ------------    -----------      ------------

       General and administrative:
          Related party......................     (248,000)      (207,457)              (--)
          Other..............................   (7,232,032)    (8,982,150)      (13,761,628)
                                              ------------    -----------      ------------

                                                (7,480,032)    (9,189,607)      (13,761,628)
                                              ------------    -----------      ------------

     Acquired in-process research and
        development..........................           --    (25,800,000)      (34,595,747)
                                              ------------    -----------      ------------

Total operating loss.........................  (18,856,888)   (52,485,326)      (76,224,018)
Other income:
    Non-operating income.....................       10,000             --                --
    Interest income..........................    1,014,008      6,180,798         3,373,824
    Interest expense.........................     (291,397)      (424,646)         (690,462)
                                              ------------    -----------      ------------

Net loss..................................... $(18,124,277)  $(46,729,174)     $(73,540,656)
                                              ============   ============      ============

Net loss per common share, basic and
diluted...................................... $      (1.00)  $      (1.90)     $      (2.61)
                                              ============   ============      ============

Weighted average number of common
shares outstanding, basic and
diluted......................................   18,143,966     24,658,802        28,142,598
                                              ============   ============      ============

          See accompanying notes to consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                         COMMON STOCK
                                                   -----------------------    ADDITIONAL    SUBSCRIPTION
                                                      NUMBER OF                 PAID-IN        NOTES
                                                       SHARES    PAR VALUE     CAPITAL       RECEIVABLE
                                                   ------------   --------   ------------   -----------
Balance at December 31, 1998 ...................     17,895,623   $178,956   $ 45,670,228   $(2,102,000)

Net loss .......................................             --         --             --            --
Payment of subscription notes receivable .......             --         --             --     2,102,000
Deferred compensation on stock options .........             --         --        354,009            --
Grant and recognition of stock options .........             --         --      4,718,582            --
Exercise of stock options ......................          1,720         17             83            --
Issuance of common stock in private placement
   in January 1999, $11.17 per share ...........          9,806         98        109,902            --
Issuance of common stock and warrants in private
   placement on November 30, 1999, $13.96 per
   share (net of issuance costs of $293,000) ...      2,808,793     28,088     38,894,232            --
                                                   ------------   --------   ------------   -----------

Balance at December 31, 1999 ...................     20,715,942    207,159     89,747,036            --

Comprehensive loss
   Net loss ....................................             --         --             --            --
   Unrealized loss on marketable securities ....             --         --             --            --

     Comprehensive loss ........................             --         --             --            --
Deferred compensation on stock options ........              --         --      1,148,487            --
Grant and recognition of stock options and
   warrants ....................................             --         --      1,935,606            --
Exercise of stock options and warrants .........         66,637        666        499,288            --
Issuance of common stock in initial public
   offering on February 9, 2000, $18 per share
   (net of issuance costs of $6,220,830) .......      4,025,000     40,250     66,188,911            --
Issuance of common stock in merger on November
   16, 2000, $15.98 per share ..................      2,497,934     24,979     39,910,741            --
Stock options and warrants exchanged in merger
   on November 16, 2000 ........................           --         --        2,721,968            --
Employee stock purchase program ................         10,782        108        101,277            --
                                                   ------------   --------   ------------   -----------

Balance at December 31, 2000 ...................     27,316,295    273,162    202,253,314            --

Comprehensive loss
   Net loss ....................................             --         --             --            --
   Unrealized gain on marketable securities ....             --         --             --            --
     Comprehensive loss ........................             --         --             --            --
Grant and recognition of stock options .........             --         --        474,529            --
Exercise of stock options and warrants .........        130,786      1,308        699,362            --
Issuance of common stock in merger on July 12,
   2001, $18.505 per share .....................      1,547,824     15,478     28,627,004            --
Stock options and warrants exchanged in merger
   on July 12, 2001 ............................             --         --      1,965,909            --
Employee stock purchase program ................         19,711        197        218,691            --
                                                   ------------   --------   ------------   -----------
Balance at December 31, 2001 ...................     29,014,616   $290,145   $234,238,809   $        --
                                                   ============   ========   ============   ===========

                 ACCUMULATED
                    OTHER
    DEFERRED    COMPREHENSIVE  ACCUMULATED
  COMPENSATION      LOSS         DEFICIT          TOTAL
 -------------  -------------  -----------    ------------
  $ (613,545)   $      --    $ (19,492,476)   $ 23,641,163

          --           --      (18,124,277)    (18,124,277)
          --           --               --       2,102,000
    (354,009)          --               --              --
     308,473           --               --       5,027,055
          --           --               --             100

          --           --               --         110,000


          --           --               --      38,922,320
  ----------    ---------    -------------    ------------

    (659,081)        --        (37,616,753)     51,678,361



          --           --      (46,729,174)    (46,729,174)
          --     (199,711)              --        (199,711)
                                              ------------
          --           --               --    $(46,928,885)
                                              ------------
  (1,148,487)          --               --              --

     530,211           --               --       2,465,817
          --           --               --         499,954


          --           --               --      66,229,161

          --           --               --      39,935,720

          --           --               --       2,721,968
          --           --               --         101,385
  ----------    ---------    -------------    ------------

  (1,277,357)    (199,711)     (84,345,927)    116,703,481



          --           --      (73,540,656)    (73,540,656)
          --       12,005               --          12,005
                                              ------------
          --           --               --    $(73,528,651)
                                              ------------
     747,810           --               --       1,222,339
          --           --               --         700,670

          --           --               --      28,642,482

          --           --               --       1,965,909
          --           --               --         218,888
   ---------    ---------    -------------    ------------

   $(529,547)   $(187,706)   $(157,886,583)   $ 75,925,118
   =========    =========    =============    ============

          See accompanying notes to consolidated financial statements.

                        ANTIGENICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                            1999              2000              2001
                                                            ----              ----              ----
Cash flows from operating activities:
Net loss ..........................................     $(18,124,277)     $(46,729,174)     $(73,540,656)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization .....................        1,005,411         1,675,816         4,149,456
Stock options and warrants ........................        5,027,055         2,465,817         1,222,339
Acquired in-process research and development ......               --        25,800,000        34,595,747
Changes in operating assets and liabilities:
Accounts receivable ...............................         (581,461)          (10,157)           45,514
Inventories .......................................               --           219,562          (702,611)
Prepaid expenses ..................................          127,428          (284,921)          103,507
Accounts payable ..................................       (1,612,141)        1,203,848        (1,027,694)
Accrued liabilities ...............................          885,306           372,177        (2,085,600)
Other operating assets and liabilities ............         (212,059)          152,800           413,174
Due from related party, net .......................           27,365              (136)              376
                                                        ------------      ------------      ------------

Net cash used in operating activities .............      (13,457,373)      (15,134,368)      (36,826,447)
                                                        ------------      ------------      ------------

Cash flows from investing activities:
Purchase of plant and equipment ...................       (4,925,941)       (2,641,852)       (1,665,468)
Proceeds from marketable securities ...............               --                --         2,996,750
Investment in AGTC ................................               --          (300,000)         (525,000)
Net cash acquired in merger .......................               --         1,316,733         2,184,165
                                                        ------------      ------------      ------------

Net cash (used in) provided by investing activities       (4,925,941)       (1,625,119)        2,990,447
                                                        ------------      ------------      ------------

Cash flows from financing activities:
Net proceeds from sale of equity ..................       41,134,320        66,788,578                --
Exercise of stock options and warrants ............              100           499,954           700,670
Deferred public offering costs ....................         (559,417)               --          (128,334)
Employee stock purchase plan ......................               --           101,385           218,888
Payments of long-term debt ........................         (512,835)         (905,646)       (2,230,442)
Proceeds from long-term debt ......................        2,571,039                --                --
                                                        ------------      ------------      ------------

Net cash provided by (used in) financing
activities: .......................................       42,633,207        66,484,271        (1,439,218)
                                                        ------------      ------------      ------------

Net increase (decrease) in cash and cash
equivalents .......................................       24,249,893        49,724,784       (35,275,218)
Cash and cash equivalents at beginning of
period ............................................       22,168,049        46,417,942        96,142,726
                                                        ------------      ------------      ------------

Cash and cash equivalents at end of
period ............................................     $ 46,417,942      $ 96,142,726      $ 60,867,508
                                                        ============      ============      ============

Supplemental cash flow information:
Cash paid for interest ............................     $    291,397      $    409,001      $    660,507
                                                        ============      ============      ============

Non-cash investing and financing activities:
Issuance of equity for mergers ....................     $         --      $ 42,657,688      $ 30,608,391
                                                        ============      ============      ============

          See accompanying notes to consolidated financial statements.

                         ANTIGENICS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

The business was formed on March 31, 1994 through the creation of a Delaware corporation (Founder Holdings Inc. ). In July 1995, the founders of Founder Holdings Inc. formed Antigenics Inc., formerly, Antigenics L.L.C. (Antigenics or the Company), a Delaware limited liability company, and subsequently transferred to the Company all of the assets, liabilities, properties and rights of the Delaware corporation in exchange for an initial 81.5% equity interest in the Company. The accounting for this recapitalization was recorded at Founder Holdings Inc.'s historical cost.

Since the reorganization in 1995, Founder Holdings Inc. has directly or indirectly owned a significant portion of our common stock. As of December 31, 2001, Founder Holdings Inc. owns approximately 79% of a Antigenics Holdings LLC that in turn owns approximately 38% of our outstanding common stock. Certain of our board members and executive officers own significant interests in these related parties.

We develop treatments for cancers, serious infectious diseases, autoimmune disorders and degenerative disorders using our proprietary technologies to program the immune system and to improve quality of life. We are primarily engaged in the development of immunotherapeutics, including our lead product, Oncophage, that are based on our heat shock protein technology platform. The related business activities include product research and development activities, regulatory and clinical affairs, establishing manufacturing capabilities, production for clinical trials, and administrative and corporate development activities.

We have incurred annual operating losses since inception and, as a result, at December 31, 2001 have an accumulated deficit of $157,887,000 inclusive of non-cash charges of $60,396,000 for acquired in-process research and development and $13,739,000 related to grants of stock options, warrants and common stock. Our operations have been funded principally by sales of equity. We believe that our current working capital resources, in addition to the net proceeds received from our offering in January 2002 (see Note 17), are sufficient to satisfy our liquidity requirements through the first quarter of 2004. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital.

Our products require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. We are conducting clinical trials in various cancers and infectious disease indications. Although we believe our patents, patent rights and patent applications are valid, the invalidation of our patents or failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends, in part, on the success of these parties in performing research, preclinical and clinical testing. We compete with specialized biotechnology companies, major pharmaceutical companies, universities, and research institutions. Many of these competitors have substantially greater resources than we do.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Basis of Presentation and Principles of Consolidation

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Antigenics Inc. and our wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

      (b) Segment Information

      We are managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product candidates. Accordingly, we do not prepare discrete financial information with respect to separate product areas or by location and do not have separately reportable segments as defined by Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.

      (c) Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

      (d) Cash and Cash Equivalents

      We consider all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 and 2001 consist of investments in money market accounts, commercial paper and government backed securities.

      (e) Investments

      We classify investments in marketable securities at the time of purchase. At December 31, 2000 and 2001, all marketable securities were classified as available-for-sale. Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we record our investment at cost and recognize dividends received as income. The carrying values of investments are periodically reviewed to determine whether a decline in value is other than temporary.

      (f) Concentrations of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk are primarily cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents and marketable securities are restricted to financial institutions and corporations with high credit standings. Credit risk on accounts receivable is minimized by the strong financial position of the entities with which we do business.

      (g) Inventories

      Inventories are stated at the lower of cost or market. Cost has been determined using standard costs that approximate the first-in, first-out method.

      (h) Plant and Equipment

      Plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

      (i) Long-Lived Assets

      Our policy is to record long-lived assets at cost or fair value at date of acquisition, amortizing these costs over the expected useful lives of the related assets. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The assets are evaluated for continuing value and proper useful lives by comparison to expected undiscounted future net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets, calculated as expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (j) Fair Value of Financial Instruments

      The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. The estimated fair values of all of our financial instruments, excluding debt, approximate their carrying amounts in the balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The carrying amount of debt, including current portions, is approximately $4,978,000 and $6,096,000 at December 31, 2000 and 2001, respectively; and the fair value is estimated to be approximately $5,265,000 and $6,235,000 at December 31, 2000 and 2001,
respectively.

      (k) Intangibles

      Intangible assets result from our business acquisitions accounted for under the purchase method and include core and developed technology and assembled workforce. The purchased technology and assembled workforce are amortized on a straight-line basis over their estimated useful lives of ten and three years, respectively.

      (l) Goodwill

      The excess cost over the identifiable net assets (goodwill) arising from our acquisition of Aquila Biopharmaceuticals Inc. is amortized on a straight-line basis over ten years.

      (m) Revenue Recognition

      Revenue from product sales is recognized at the time of product shipment. Revenue for services under research and development grants and contracts are recognized as the services are performed, or clinical trial materials are provided. Non-refundable milestone payments that represent the completion of a separate earnings process and a significant step in the research and development process are recognized as revenue when earned. For the years ended December 31, 2000 and 2001, 100% of our product sales were to one customer. For the year ended December 31, 2000 and 1999, one research partner represented 100% of our research and development revenue each year, while for the year ended December 31, 2001, three partners represented 13%, 34% and 35% of total research and development revenues.

      (n) Research and Development

      Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, clinical manufacturing costs and administrative costs, and research and development conducted for us by outside advisors, sponsored research partners, and clinical study partners. Research and development expenses include all expenses related to any grant revenue recognized as well as the cost of clinical trial materials shipped to our research partners. All research and development costs discussed above are expensed as incurred.

      (o) Stock-Based Compensation

      We account for options granted to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period.

      We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected in each reporting period by changes in the fair value of our common stock.

      As required, we also provide pro forma net loss and pro forma net loss per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note 10).

      (p) Income Taxes

      Prior to converting to a corporation, as a Delaware limited liability company, no federal, state and local income taxes were levied on the Company. Each member of the Company was individually responsible for reporting his or her share of our net income or loss on their personal tax returns. Therefore, no provision for income taxes is recognized in the accompanying consolidated financial statements for the years ended prior to December 31, 1999.

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

      (q) Net Loss Per Share

      Basic earnings or loss per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into stock at the beginning of the period being reported on and the effect was dilutive. Net loss and weighted average common stock used for computing diluted EPS were the same as those used for computing basic EPS for each of the years ended December 31, 1999, 2000, and 2001 because our stock options and warrants were not included in the calculation since the inclusion of such potential shares (approximately 1,396,000 potential shares of common stock at December 31, 2001) would be antidilutive.

      (r) Derivatives

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133, as amended, beginning January 1, 2001. The adoption of SFAS No. 133 did not have an effect on our financial position or our results of operations as we have no derivative or hedging transactions.

      (s) Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      We adopted the specified provisions of SFAS No. 141 beginning July 1, 2001, and will adopt SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142.

      SFAS No. 141 will require upon adoption of SFAS No. 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

      As of December 31, 2001, we have unamortized goodwill in the amount of $2,756,000 and unamortized other intangible assets in the amount of $10,504,000, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $91,000 and $1,323,000 for the years ended December 31, 2000 and 2001, respectively. Because of the effort needed to comply with adopting SFAS No.142, it is not practicable to reasonably estimate the impact of adoption on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement establishes an accounting model for impairment or disposal of long-lived assets. SFAS No. 144 is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of SFAS No. 144 will have on our financial position or results of operations.

      (t) Reclassifications

      Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform to the 2001 financial statement presentation.

      (3) MERGERS

      On July 12, 2001, we completed our acquisition of Aronex Pharmaceuticals, Inc., a biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat infectious diseases and cancers. The acquisition was structured as a merger of a wholly-owned subsidiary of Antigenics with and into Aronex Pharmaceuticals pursuant to an Agreement and Plan of Merger among Antigenics, Nasa Merger Corp. and Aronex Pharmaceuticals dated as of April 23, 2001. The merger was a tax-free reorganization and is being accounted for as a purchase in accordance with SFAS No. 141, Business Combinations (see Note 2 (s)). Through this merger we acquired two products that fit our long-term goal of creating novel therapies for serious diseases that represent advanced alternatives to conventional cancer treatments.

As consideration for the merger, in exchange for each of their shares of Aronex Pharmaceuticals common stock, the stockholders of Aronex Pharmaceuticals received (i) 0.0594 shares of Antigenics common stock and (ii) a contingent value right to receive additional shares of Antigenics common stock in the event the U.S. Food and Drug Administration (FDA) grants final approval of a New Drug Application, on or before July 6, 2002, for ATRA-IV as a treatment for acute promyelocytic leukemia (APL). Cash was payable in lieu of any fractional shares of Antigenics' common stock otherwise issuable in the merger for a price equal to the fraction times $17.41, the closing price of Antigenics' common stock on July 12, 2001. All outstanding options and warrants to purchase shares of Aronex Pharmaceuticals common stock were automatically converted into warrants and options to purchase Antigenics common stock at the exchange ratio described above. Additionally, an outstanding $2.5 million note previously convertible into shares of Aronex Pharmaceuticals common stock is now convertible into shares of Antigenics common stock at a rate adjusted in accordance with the exchange ratio described above. In September 2001, based on the results of our meetings with the FDA we determined that accelerated approval of ATRA-IV in APL is unlikely and we decided to focus our development strategy for ATRA-IV on other cancer indications. As a result, it is unlikely that additional shares of Antigenics common stock will be issued through the exercise of the contingent value rights.

The purchase price of $31,171,000 is the sum of (i) $28,642,000 representing the issuance of approximately 1,548,000 shares of Antigenics common stock valued at $18.505 per share, which represents the average closing price per share of Antigenics' common stock for the ten trading days ending the second trading day before July 12, 2001, which have been issued in accordance with the exchange ratio of 0.0594 shares of Antigenics' common stock for each of the then outstanding shares of Aronex Pharmaceuticals common stock as of July 11, 2001,
(ii) $1,966,000 representing the fair value of options and warrants to acquire Aronex Pharmaceuticals common stock which became vested upon the consummation of the merger and exchanged for options and warrants to purchase 283,000 shares of Antigenics common stock and (iii) an estimated $563,000 for fractional shares and Antigenics' costs of the merger. The exchange ratio was agreed to in arm's-length negotiations between representatives of both companies with the benefit of advice from their respective financial advisors. The fair value of the options and warrants has been calculated using an option pricing model with the following weighted average assumptions: life of the option or warrant -- employees and directors options -- 4 years and non-employee options and warrants - remaining contractual life of 6 years; dividend yield -- nil; risk-free interest rate -- 5.50%; price volatility -- 74.0%.

The merger is being accounted for under the purchase method of accounting, which means the purchase price was allocated to the assets and liabilities of Aronex Pharmaceuticals, including its intangible assets, based upon their fair values. Valuations of specifically identifiable intangible assets and acquired in-process research and development have been completed. The valuation of acquired in-process research and development ($37,643,000) represents the estimated fair value of products under development at Aronex Pharmaceuticals calculated using an income approach. This approach involves estimating the fair value of the acquired in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development projects. The risk adjusted discount rates range from 45% to 55%, depending on the risks associated with each specific project. Cash inflows from projects are estimated to begin primarily in 2005 and 2006, the expected dates of product approvals. Gross margins on products are estimated at levels consistent with industry expectations. The fair values of the acquired intangible non-current assets ($5,290,000) and acquired in-process research and development have been proportionately reduced by the amount that the estimated fair value of the net assets acquired exceeds the estimated purchase price (negative goodwill) resulting in intangible non-current assets of $4,872,000 (to be amortized over 10 years) and acquired in-process research and development of $34,596,000. We assumed liabilities of $11,625,000 consisting of accounts payable and accrued expenses of $8,276,000 and debt valued at $3,349,000. Included in the accrued expenses are restructuring costs of approximately $2,491,000 for the estimated net future lease payments related to the non-cancelable lease of the manufacturing and office facility located in Houston which we intend to sublet, and $1,900,000 of costs to relocate or terminate Aronex Pharmaceuticals employees. In determining the lease related costs management has made certain estimates regarding the timing of and amount of any potential sublease agreement.

The following represents the condensed balance sheet of Aronex Pharmaceuticals at the closing of the merger, July 12, 2001 (in thousands):

         Cash and cash equivalents                        $ 2,747
         Other current assets                                 126
         Acquired in-process research and development      34,596
         Core and developed technology                      4,872
         Other assets                                         455
                                                          -------
         Total assets                                      42,796
                                                          -------
         Current liabilities                                9,423
         Long-term debt                                       501
         Other liabilities                                  1,701
                                                          -------
         Total liabilities                                 11,625
                                                          -------
         Net assets acquired                              $31,171
                                                          =======

The results of operations and cash flows of Aronex Pharmaceuticals have been included in our consolidated financial statements prospectively as of the closing of the merger. In addition, we have recognized a non-recurring charge to operations of $34,596,000 on July 12, 2001 for the immediate write-off of the acquired in-process research and development.

On November 16, 2000, we acquired all of the outstanding common stock, options and warrants of Aquila Biopharmaceuticals Inc., a biotechnology company engaged in the discovery, product development, and commercialization of products to prevent, treat, or control, infectious diseases, autoimmune disorders, and cancers. The results of operations of Aquila Biopharmaceuticals have been included in our consolidated financial statements from the date of acquisition.

The purchase price of $44,819,000 is the sum of (i) $39,936,000 representing approximately 2,498,000 shares of our common stock valued at approximately $15.98 per share, which represents the average closing price per share of our common stock for the five days before and after the announcement of the merger on August 18, 2000, issued at an exchange ratio of 0.2898 shares of our common stock for each of the 8,619,000 outstanding shares of Aquila stock as of November 16, 2000 (the consummation date of the merger), (ii) $2,722,000 representing the fair value of Aquila options and warrants to acquire Aquila stock which was vested upon the consummation of the merger and exchanged for options and warrants to purchase 264,000 shares of our common stock and (iii) an estimated $2,161,000 of our costs of the merger and the cost to sever the employment of Aquila's president. The fair value of the Aquila options and warrants has been calculated using an option pricing model with the following weighted average assumptions: life of the options - 6 years; dividend yield -nil; risk-free interest rate - 5.50%; price volatility - 74.0%.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values. The fair value of the tangible assets acquired and liabilities assumed were $14,628,000 and $5,306,000, respectively. In addition, $25,800,000 of the purchase price was allocated to in-process research and development projects as described below; such amount was charged to operations at the date of acquisition. The balance of the purchase price was allocated as follows: core and developed technology of $6,200,000, assembled workforce of $510,000 and goodwill of $2,987,000. Such intangible assets are amortized on a straight-line basis over their estimated useful lives of ten years, three years, and ten years, respectively. The value of acquired in-process research and development related to this acquisition represents the fair value of Aquila's products under development. These products are associated with Aquila's proprietary core technologies -- the Stimulon family of adjuvants, including QS-21. The value of the in-process research and development projects was determined using an income approach that involves projecting the expected completion costs for the development projects as well as projected cash flows resulting from their commercialization. A risk-adjusted discount rate of 60% has been utilized for each specific product. Cash inflows from projects are estimated to begin primarily in 2003 and 2004, the projected dates of product approvals. Gross margins on products are estimated at levels consistent with industry expectations.

Through our merger with Aronex Pharmaceuticals we acquired, among other developmental products, Aroplatin and ATRA -IV, which are unique liposomal formulations that increase the distribution and metabolism of drugs in a patient's body. Through our merger with Aquila Biopharmaceuticals we acquired, among other developmental products, QS-21, a companion compound used in vaccines intended to significantly improve the quality of immune response. At the date of the acquisitions, none of the products under development by Aquila Biopharmaceuticals or Aronex Pharmaceuticals that were included in our in-process research and development charge had achieved technological feasibility and none were being sold on the market. There still remained substantial risks and significant uncertainty concerning the remaining course of technical development. We need to conduct extensive additional research, preclinical and clinical testing of these products, and obtain regulatory approval, prior to any commercialization. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these products, the development projects had not established technological feasibility at the acquisition date. Further, these partially completed products had no alternative future uses at the valuation date if the contemplated programs were to fail, as the technology was highly specialized to the targeted products.

The following table reflects unaudited pro forma combined results of operations of Antigenics, Aronex Pharmaceuticals and Aquila Biopharmaceuticals as if such mergers had occurred as of January 1, 2000 and 1999, respectively:

                                            1999                  2000                  2001
Revenues                                    $2,649,000            $7,762,000            $4,647,000
Loss, before non-recurring charges for      $(27,342,000)         $(44,952,000)         $(47,601,000)
write-off of acquired in-process research
and development

Loss, before non-recurring charges for      $(1.32)               $(1.58)               $(1.64)
write-off of acquired in-process research
and development, per common share, basic
and diluted

These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of the new basis in fixed and intangible assets. These unaudited pro forma combined results exclude the related acquired in-process research and development charges. These results do not purport to be indicative of the results of operations which actually would have occurred had the mergers been consummated at the beginning of 2000 and 1999, or of future results of operations of the consolidated company.

(4) INVENTORIES

Inventories consist of the following at December 31, 2000 and 2001 (in thousands):

                                                                      2000            2001
                                                                      ----            ----
Finished goods..................................................      $425           $1,058
Work in process.................................................       176              236
Raw materials and supplies......................................        69              78
                                                                       ---           ------
                                                                      $670           $1,372
                                                                      ====           ======

(5) INVESTMENTS

      CASH EQUIVALENTS AND MARKETABLE SECURITIES

      We accounted for our investments consistent with SFAS No. 115, Accounting for certain Investments in Debt and Equity Securities, and determined that all of our short-term investments are to be classified as available-for-sale securities. Available-for-sale securities are carried at fair value with interest on these securities included in interest income. Available-for-sale securities consisted of the following at December 31, 2000 and 2001 (in thousands):

                                                       2000                              2001
                                                       ----                              ----
                                            Cost          Estimated          Cost        Estimated Fair
                                            ----          ----------         ----        ---------------
                                                          Fair Value                          Value
                                                          ----------                          -----
Commercial paper                         $49,982             $49,982       $15,394          $15,394
Government backed securities              44,946              44,946        40,990           40,990
Institutional money market funds           3,604               3,604         4,222            4,222
Corporate debt securities                    500                 500            --               --
                                         -------             -------       -------          -------
                                  Total  $99,032             $99,032       $60,606          $60,606
                                         =======             =======       =======          =======

      LONG-TERM INVESTMENTS

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of December 31, 2001, we have invested $825,000 ($300,000 as of December 31, 2000) and have included this amount in non-current other assets. This investment is accounted for under the cost method as our ownership is approximately 2%. This carrying value reflects the cost of our investment in this partnership. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership's investments in its portfolio companies, (ii) how recently the investments in the portfolio companies have been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership and (v) the overall trend in venture capital valuations. Based on these analyses, we concluded that an other than temporary decline in the value of this investment has not occurred. The general partner of the limited partnership is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the is the Chairman and Senior Managing Director and CEO of Flagship Ventures, a partnership of funds including NewcoGen Group Inc. and AGTC. In addition, Garo H. Armen, Ph.D. our Chief Executive Officer and one of our directors, is a director of NewcoGen Group Inc.

Other non-current assets also include 22,500 shares of restricted common stock of Progenics Pharmaceuticals, Inc. which are classified as available-for-sale securities and carried at their market price at December 31, 2001 of $416,000 ($388,000 at December 31, 2000).

(6) PLANT AND EQUIPMENT, NET

Plant and equipment, net at December 31, 2000 and 2001 consists of the following (in thousands):

                                                                                              ESTIMATED
                                                                                             DEPRECIABLE
                                                             2000             2001               LIVES
                                                             ----             ----               -----
Furniture, fixtures and other..........................   $ 1,467            $ 2,208          3 to 10 years
Laboratory and manufacturing equipment.................     7,543              8,114          3 to 10 years
Leasehold improvements.................................     8,043              8,527          2 to 12 years
Software...............................................       530                854          3 years
                                                          -------            -------
                                                           17,583             19,703
Less accumulated depreciation and
amortization...........................................     2,943              5,769
                                                          -------            -------
                                                          $14,640            $13,934
                                                          =======            =======

Plant and equipment retired and removed from the accounts aggregated $51,000 for the year ended December 31, 2000.

(7) INCOME TAXES

As of December 31, 2001, we have available net operating loss carryforwards of approximately $274,689,000 and $78,119,000, for federal and state income tax purposes, respectively, which are available to offset future federal and state taxable income, if any, and expire between 2002 and 2021, and 2002 and 2008, respectively. These net operating loss carryforwards include approximately $97,471,000 and $26,339,000 for federal and state income tax purposes, respectively, acquired in our merger with Aquila Biopharmaceuticals and $126,122,000 for federal income tax purposes acquired in our merger with Aronex Pharmaceuticals. Our ability to use such net operating losses may be limited by change in control provisions under Internal Revenue Code Section 382 or may expire unused.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 2001, are presented below (in thousands):

                                                2000              2001
                                                ----              ----
         Net operating loss carryforwards      $42,024          $ 99,523
         Start-up expenses                       1,734             1,987
         Research and development tax credit     3,323             3,323
         Other temporary differences               166               609
                                               -------          --------
         Sub-total                              47,247           105,442
         Less:    valuation allowance          (47,247)         (105,442)
                                               --------         --------
         Net deferred tax asset                $    --          $     --
                                               =======          ========

We have assessed the evidence relating to recoverability of the deferred tax assets and have determined that it is more likely than not that the deferred tax assets will not be realized due to the uncertainty of future earnings. Accordingly, a valuation allowance has been established for the full amount of the deferred tax assets. Of the deferred tax assets related to the federal and state net operating loss carryforwards, approximately $399,000 relates to a tax deduction for non-qualified stock options and approximately $34,720,000 and $42,882,000 relates to Aquila Biopharmaceuticals and Aronex Pharmaceuticals net operating loss carryforwards, respectively. When the benefits from non-qualified stock options are realized for tax purposes, additional paid-in capital will be increased. In addition, if adjustments are made to the net operating loss carryforward assets acquired from Aquila Biopharmaceuticals and Aronex Pharmaceuticals, such adjustments will result in changes to our goodwill, acquired in-process research and development and other acquired intangible assets.

(8) ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, 2000 and 2001 (in thousands) :

                                                                         2000           2001
                                                                         ----           ----
   Clinical trials.................................................... $  360         $  952
   Professional fees..................................................    643            595
   Vacation...........................................................    198            202
   Sponsored research.................................................    659          1,391
   Payroll............................................................    989          1,101
   Loss on Aronex Pharmaceuticals lease...............................     --            986
   Aronex Pharmaceuticals severence and relocation....................     --            885
   Other..............................................................  1,154          1,245
                                                                       ------         ------
                                                                       $4,003         $7,357
                                                                       ======         ======

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

On February 9, 2000, we completed the initial public offering (IPO) of 4,025,000 shares of common stock at $18 per share. We received gross proceeds of $72,450,000 before deduction of offering expenses of approximately $6,221,000. Concurrent with the completion of the IPO, we converted from a limited liability company to a corporation. All members of the limited liability company exchanged their respective member interests for shares of common stock in the corporation based on an exchange ratio of 172.0336 shares of common stock for each members' equity unit. The consolidated financial statements have been retroactively restated to reflect the change from a limited liability company to a corporation and the exchange of members' equity units for common stock. In conjunction with such conversion, our authorized capital stock consists of 100,000,000 shares of common stock, $0.01 par value per share, and 1,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is authorized to issue the preferred stock and to set the voting, conversion and other rights.

During 2000 we issued warrants to purchase approximately 31,000 shares of our common stock at a weighted average exercise price per share of $13.96 to outside advisors. Compensation expense recognized with respect to such warrants totaled $355,000.We also assumed a warrant to purchase shares of our common stock in the Aquila merger that will continue to be governed by the same terms and conditions as were applicable to the Aquila warrant. The assumed warrant, which expires July 2003, is exercisable for approximately 18,000 shares of our common stock with an exercise price per share of $14.22. In addition, as part of the Aronex Pharmaceuticals merger in 2001, we assumed (i) warrants to purchase our common stock that are exercisable for approximately 105,000 shares of our common stock with a weighted average exercise price of $52.94 per share of which 39,000 expire during 2002, 57,000 expire in 2004, and 9,000 expire in 2006; and (ii) a $2,500,000 note payable due May 2002 which is convertible into our common stock at $73.23 per share at the note holder's option.

(10) STOCK-BASED COMPENSATION PLANS

In March 1996, the board of directors approved an equity-based incentive compensation plan (the 1996 Plan). Pursuant to the provisions of the Plan, the board of directors may grant options to directors, employees, and outside advisors to purchase our common stock. At the date of grant, the board of directors sets the terms of the options including the exercise price and vesting period. The options granted through December 31, 2001 have vesting periods ranging up to five years. Options generally have a contractual life of ten years. Options outstanding under our 1996 plan were exchanged for stock options under the 1999 equity plan at the closing of the IPO.

In connection with the IPO, the board of directors approved an employee equity incentive plan (the 1999 equity plan). Our stockholders approved the plan in May 2000. Our 1999 equity plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options for the purchase of an aggregate of 4,800,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to employees and, in the case of non-qualified stock options, to consultants and directors as defined in the equity plan. The board of directors has appointed the compensation committee to administer the 1999 equity plan.

The following summarizes activity for options granted to directors and employees, including those with an exercise price equal to the fair value of the underlying shares of common stock at the date of grant ("at-the-money exercise price"), those with an exercise price greater than the fair value of the underlying share of common stock at the date of grant ("out-of-the-money exercise price"), and those with an exercise price less than the fair value of the underlying share of common stock at the date of grant ("in-the-money exercise price"):

                                                                 OPTIONS       WEIGHTED        WEIGHTED
                                                               EXERCISABLE      AVERAGE         AVERAGE
                                                                AT END OF      GRANT-DATE       EXERCISE
                                                  OPTIONS          YEAR        FAIR VALUE        PRICE
                                                  -------          ----        ----------        -----
Outstanding December 31, 1998...................   544,657        347,851
                                                                  =======
Granted:
Out-of-the-money exercise price.................   254,609                         $6.25          $12.07
In-the-money exercise price.....................    50,921                          9.67            6.50
Expired.........................................   (21,848)                           --            7.10
                                                  --------
Outstanding December 31, 1999...................   828,339        500,101
                                                                  =======
Granted:
In-the-money exercise price.....................   202,370                         13.87          10.74
At-the-money exercise price.....................   561,322                          8.91          12.91
Exercised.......................................   (17,203)                           --           1.45
Forfeited.......................................  (113,066)                           --           9.07
Aquila Biopharmaceuticals options exchanged.....   264,520                         10.29          11.92
                                                  --------
Outstanding December 31, 2000................... 1,726,282        840,973
                                                                  =======
Granted:
In-the-money exercise price.....................    37,200                          9.65           13.27
At-the-money exercise price.....................   783,246                          8.97           14.05
Exercised.......................................   (84,143)                           --            7.10
Forfeited.......................................  (212,839)                           --           20.17
Aronex Pharmaceuticals, Inc. options exchanged..   178,251                          7.68           57.57
                                                 ---------
Outstanding December 31, 2001................... 2,427,997      1,094,281
                                                 =========      =========

During 1999, 2000, and 2001, 50,921, 202,370, and 37,200 options, respectively, were granted to employees and directors at exercise prices, which were less than the fair value of the shares of common stock on the grant date. Compensation expense recognized with respect to such options totaled approximately $308,000, $530,000, and $653,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Deferred compensation at December 31, 2001 of approximately $530,000 will be recognized over the remaining vesting period of the options.

The table above includes the options exchanged for Aquila Biopharmaceuticals and Aronex Pharmaceuticals options at the consummation of the mergers. Each exchanged option will continue to be governed by the same terms and conditions of the applicable stock option plans that were in effect immediately prior to the consummation of the mergers, except that each option will be exercisable for our common stock at an exchange ratio of 0.2898 for the Aquila Biopharmaceuticals options and 0.0594 for the Aronex Pharmaceuticals options and all outstanding options were immediately vested and exercisable.

The following summarizes activity for options granted to outside advisors:

                                                                 OPTIONS         WEIGHTED        WEIGHTED
                                                               EXERCISABLE       AVERAGE         AVERAGE
                                                                AT END OF       GRANT-DATE       EXERCISE
                                                  OPTIONS          YEAR         FAIR VALUE        PRICE
                                                  -------          ----         ----------        -----
Outstanding December 31, 1998...................  507,155        306,735
                                                                 =======

Granted.........................................  273,705                          $9.38          $12.01
Exercised.......................................   (1,720)                            --            0.06
                                                  -------

Outstanding December 31, 1999...................  779,140        611,579
                                                                 =======

Granted.........................................  115,925                         $12.72          $13.44
Exercised.......................................  (17,203)                            --            1.45
                                                  -------

Outstanding December 31, 2000...................  877,862        820,194
                                                                 =======
Granted.........................................   27,300                         $11.38          $14.14
Exercised.......................................  (43,813)                            --           $1.45
                                                  -------
Outstanding December 31, 2001...................  861,349        921,109
                                                  =======        =======

In December 1999, the board of directors accelerated the remaining vesting requirements on 268,716 stock options granted to outside advisors. As a result, the Company recognized a charge to operations in the fourth quarter of 1999 of approximately $2,093,000.

The outstanding options as of December 31, 1998 exclude 88,941 options granted to outside advisors with an exercise price which is determined based on the fair value of the underlying shares of common stock beginning on the second anniversary of the grant date as the options vest; 41,289 of these unvested options were cancelled during the year ended December 31, 2000. Compensation expense for these options is recognized when the exercise price becomes known and performance has been completed. For the years ended December 31, 1998, and 1999 approximately $199,000, and $189,000 was charged to operations for 23,740, and 23,912 of such options, respectively, that vested with an exercise price of approximately $11.17 per share of common stock in each year.

The charge to operations related to options we granted to outside advisors, including the amounts described in the two preceding paragraphs, totaled approximately, $4,719,000, $1,936,000, and $569,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

At December 31, 2001, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $490,000; such amount is subject to change each reporting period based upon changes in the fair value of our common stock, estimated volatility and the risk free interest rate until the outside advisor completes his or her performance under the option agreement.

A summary of our options outstanding and exercisable, as of December 31, 2001, follows:

                                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                -----------------------------------   -------------------------------
                                                WEIGHTED AVERAGE
                                   NUMBER          REMAINING       WEIGHTED AVERAGE        NUMBER    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES         OUTSTANDING     LIFE (YEARS)      EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
                                 -----------     ------------      --------------     -----------     --------------
$1.45 -$5.00 ...............       795,197           4.7                $1.79            783,155           $1.77
$5.01 - $10.00 .............       242,410           5.1                 7.59            189,220            7.89
$10.01 - $15.00 ............     1,680,599           8.1                12.19            735,663           12.09
$15.01 - $20.00 ............       461,977           8.2                16.59            156,477           16.28
$20.01 - $25.00 ............         8,694           8.2                20.92              8,694           20.92
$25.01 - $30.01 ............           289           2.1                25.47                289           25.47
                                 ---------                                             ---------
                                 3,189,166                                             1,873,498
                                 =========                                             =========

The preceding table excludes 147,832 options assumed in our merger with Aronex Pharmaceuticals, Inc. As of December 31, 2001, all of these options were outstanding and exercisable with a weighted average remaining life of 1.1 years and a weighted average exercise price of $54.77 per share.

Since the 1995 reorganization described in Note 1, Founder Holdings Inc. has directly or indirectly owned a significant portion of our common stock. During 1996, Founder Holdings Inc. approved a stock option plan (Founder's Plan). In accordance with generally accepted accounting principles, the Founder's Plan is accounted for as if it had been adopted by us and treated as a contribution to stockholders' equity. Pursuant to the provisions of the Founder's Plan, Founder Holdings Inc. may grant options to our officers, directors, employees, and consultants to purchase common stock of Founder Holdings Inc. The terms of the options, including exercise price and vesting period, are set at the date of grant. The options have a contractual life of ten years and may not have an exercise price less than the fair value of a share of common stock of Founder Holdings Inc. at date of grant. Options to purchase a maximum of 300 shares may be granted under the Founder's Plan.

During 1996, Founder Holdings Inc. granted options to purchase approximately 160 shares to directors and employees at a weighted average exercise price of $9,006 per share and a weighted average grant-date fair value of approximately $4,301 per share. During 1997, Founder Holdings Inc. granted options to purchase approximately 14 shares to a director at a weighted average grant-date fair value of $16,407 per share. All the options are immediately vested and exercisable. All of the options remain outstanding and none have been exercised.

During 1996, Founder Holdings Inc. granted options to purchase approximately 76 shares to consultants at a weighted average exercise price of $9,006 per share and a weighted average grant-date fair value of approximately $5,535 per share. All of the consultants' options are immediately vested and exercisable. All of the consultants' options remain outstanding and none have been exercised.

In connection with the IPO, the board of directors, and subsequently the stockholders, approved an employee stock purchase plan. Under the plan, employees may purchase shares of common stock at a discount from fair value. There are 300,000 shares of common stock reserved for issuance under the purchase plan. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Rights to purchase common stock under the purchase plan are granted at the discretion of the compensation committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering will not be less than 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The plan terminates on November 15, 2009. As of December 31, 2001, 30,493 shares of common stock have been issued under the plan.

We account for options granted to employees and directors and stock purchased in our employee stock purchase plan under APB Opinion No. 25. Had compensation cost for options granted to employees and directors by Antigenics and Founder Holdings Inc. and stock purchased by employees through our employee stock purchase plan been determined consistent with the fair value method of SFAS No. 123, our pro forma net loss and pro forma net loss per common share would have been as follows:

                                                         YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                        DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                            1999               2000                2001
                                                            ----               ----                ----
Net loss:
As reported..........................................   $(18,124,277)      $(46,729,174)      $(73,540,656)
Pro forma............................................    (19,097,345)       (48,554,719)       (76,119,067)
                                                        ============       ============       ============
Net loss per common share:
As reported..........................................         $(1.00)            $(1.90)            $(2.61)
Pro forma............................................          (1.05)             (1.97)             (2.70)
                                                        ============       ============       ============

The effects of applying SFAS No. 123, for either recognizing or disclosing compensation cost under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase rights granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

                                                                            1999      2000     2001
                                                                            ----      ----     ----
Estimated volatility......................................................   54%       74%      68%
Expected life in years -- employee and director options...................   6          6        6
Expected life in years -- employee stock purchase rights..................   n/a        1        1
Risk-free interest rate...................................................  5.0%      5.3%     4.0%
Dividend yield............................................................    0%        0%       0%

Prior to our IPO, we estimated volatility for purposes of computing compensation expense on outside advisor options and for disclosure purposes using the volatility of public companies that we considered comparable. The expected life used to estimate the fair value of outside advisor options is equal to the contractual life of the option granted.

(11) LICENSE, RESEARCH AND OTHER AGREEMENTS

In November 1994, Founder Holdings Inc. entered into a Patent License Agreement (Mount Sinai Agreement) with the Mount Sinai School of Medicine (Mount Sinai). Through the Mount Sinai Agreement, we obtained the exclusive licenses to the patent rights that resulted from the research and development performed by Dr. Pramod Srivastava, one of our directors. Under the Mount Sinai Agreement, we agreed to pay Mount Sinai a nominal royalty on related product sales (as defined in the Mount Sinai Agreement) through the last expiration date of the patents under the Mount Sinai Agreement (2015). In addition to these royalty payments, Mount

Sinai was issued a nominal equity interest.

During 1995, Dr. Srivastava moved his research to Fordham University (Fordham). Founder Holdings Inc. entered into a Patent License Agreement (Fordham Agreement) with Fordham, and agreed to reimburse Fordham for all approved costs incurred in the performance of research. Founder Holdings Inc. has also agreed to pay Fordham a nominal royalty on related product sales, as defined, through the last expiration date on the patents under the Fordham Agreement (2017). This agreement ended in mid-1997.

In February 1998, we entered into a research agreement with the University of Connecticut Health Center (UConn) and Dr. Srivastava. The agreement has a term of approximately five years and calls for payments to UConn totaling a minimum of $5,000,000, payable quarterly at the rate of $250,000 (contingent on the continuing employment of Dr. Srivastava by UConn). Research and development expense in the accompanying 1999, 2000, and 2001 consolidated statements of operations includes approximately $1,000,000 in each of the respective years of costs incurred under the UConn agreement. Royalties at varying rates are due to UConn upon commercialization of a product utilizing technology discovered during the research agreement.

In 1998, we entered into an agreement, as amended, with Sigma-Tau IndustrieFarmaceutiche Riunite S.P.A (Sigma-Tau), a minority interest-holder of the Company's common stock, to conduct clinical studies in Italy, Spain, Portugal, and Switzerland. Under the agreement, Sigma-Tau was required to pay us for services provided by us in relation to these clinical studies. In return, we granted Sigma-Tau the exclusive right to negotiate a marketing and development agreement (the Development Agreement) for the exclusive use of our patent rights and their product, and the right of first offer to negotiate licenses for other medical uses of their product, in Italy, Spain, Portugal, and Switzerland. The right to negotiate the Development Agreement expired during 2001. During 1999, we provided approximately $581,000 of services associated with this agreement. This receivable amount was collected during the year ended December 31, 2000. Amounts received under this agreement are non-refundable even if the research effort is unsuccessful. In addition, we do not incur any future performance commitments in relation to amounts recorded for Sigma-Tau.

We have entered into various agreements with institutions to conduct our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the institution of certain services, we have estimated our payments to be approximately $7,700,000 over the term of the studies. For the years ended December 31, 1999, 2000, and 2001, approximately, $975,000, $409,000, and $686,000, respectively, have been expensed in the accompanying consolidated statements of operations related to these clinical studies. The timing of our expense recognition and future payments related to these agreements is dependent on the enrollment of patients and documentation received from the institutions.

We entered into various research agreements with educational and medical institutions expiring between February 2001 and August 2005. These agreements require initial and quarterly payments totaling approximately $2,800,000 (of which $388,000 and $890,000 was paid during the years ended December 31, 2000 and 2001 respectively). At December 31, 2000, $222,000 is included in prepaid expenses in the accompanying consolidated balance sheet related to these agreements.

We have various comprehensive agreements with corporate partners that allow the partners to use certain of our proprietary technologies in numerous vaccines including, but not limited to , hepatitis, lyme disease, human immunodeficiency virus (HIV), influenza, and malaria. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid by the partner on its future sales of licensed vaccines that include our technologies.

We have product development agreements and supply agreements with Virbac S.A. and a supply agreement with the Virbac S.A.'s U.S. subsidiary that cover collaboration on the development of products for feline immune deficiency virus ("FIV") and the supply of vaccine and adjuvant for feline leukemia ("FeLV"). Sales related to shipment of this product were approximately $363,000 and $1,606,000 for the years ended December 31, 2000 and 2001, respectively.

In 1999 Aquila was awarded a grant from the National Institutes of Health (NIH) to support the development of novel vaccines for tuberculosis based on the CD1 immune enhancement technology. During 2000, Aquila was awarded two additional grants from the NIH for the development of novel vaccines for chlamydia and staphaureus also based on the CD1 technology. All three grants expired at various times during 2001. As of the date of the merger, $502,000 of funding was still available under those grants. We did not recognize revenue for these grants for the period from the date of the merger to December 31, 2000. In April 2001 we were awarded a grant from the NIH of up to $303,000 to advance the development of a vaccine for the prevention of malaria based on our QS-21 adjuvant technology. At December 31, 2001, we had $395,000 of funding available under these grants and for the year ended December 31, 2001 we recognized grant revenue of $410,000 which is included in research and development revenue in our consolidated statement of operations.

We entered into a license agreement with Neuralab Limited, a wholly-owned subsidiary of Elan Corporation, p.l.c., that grants exclusive, worldwide rights to use QS-21 with an undisclosed antigen in the field of Alzheimer's disease. We also signed a supply agreement for the adjuvant. Elan initiated a phase IIA clinical trial of a product using QS-21 during 2001 and under the terms of our license agreement, we received a $1,000,000 milestone payment. In March 2002, Elan halted dosing of patients with this product after several patients experienced significant adverse side effects.

(12) RELATED PARTY TRANSACTIONS

On August 24, 2000, we assumed the seven-year lease for our New York City headquarters (see Note 13) from an entity wholly-owned by our chief executive officer. No consideration was paid or received as a result of our assumption of the lease. The lease for the New York City headquarters was signed in November 1999; prior to such time, we rented the headquarters space on a month-to-month basis from the same affiliate. Rent, recorded at the affiliate's cost, was allocated to us based on square footage and clerical staff usage, respectively, which management believes is reasonable. Such transactions amounted to approximately $281,000, and $268,000 for the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, the affiliated entity was indebted to us for $376 for costs paid on the affiliated entity's behalf.

(13) LEASES

We lease administrative, laboratory, and office facilities under various long-term lease arrangements. Rent expense, exclusive of the amounts paid to the affiliate (see Note 12), was approximately $560,000, $979,000, and $2,326,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

The future minimum rental payments under our leases of our Woburn and Framingham, Massachusetts manufacturing and laboratory facilities, which expire in 2003 and 2010, respectively, our Netherlands facility which expires 2007, and our New York City headquarters, which expires in 2006, are as follows (in thousands):

Year ending December 31:

   2002......................................................      $ 2,854
   2003......................................................        2,454
   2004......................................................        1,569
   2005......................................................        1,569
   2006......................................................        1,589
   Thereafter................................................        3,672
                                                                   --------
                                                                   $13,707
                                                                   ========

In connection with the New York City office space and the Framingham facility we maintain fully collateralized letters of credit of $78,000 and $756,000, respectively. No amounts have been drawn on the letters of credit as of December 31, 2001.

Included in accrued liabilities and other long-term liabilities on the consolidated balance sheet at December 31, 2001 are amounts due under our non-cancelable lease (net of estimated sub-lease income) of the manufacturing, research, and office facility located in Houston, Texas assumed in the Aronex Pharmaceuticals merger (see Note 3). Remaining minimum payments are: in 2002 --$725,000; in 2003 through 2006 --$755,000 per year; and thereafter --
$818,000.

(14) DEBT

We had a $5 million credit facility from a financial institution pursuant to which we drew down amounts to make or refinance certain capital expenditures. As we utilized the credit facility, separate term notes were executed. Each term loan has a term of forty-two months and the interest rate is fixed at the closing of each term loan (13.95% to 15.08%). Each loan is collateralized by the equipment, fixtures, and improvements acquired with the proceeds of the loan.

In connection with our mergers with Aquila Biopharmaceuticals and Aronex Pharmaceuticals (see Note 3) we assumed the liabilities of each company, including various existing debt agreements. Outstanding at the Aquila Biopharmaceuticals merger date were debentures of approximately $204,000 with an interest rate of 7%, these debentures are callable and accordingly, are classified as part of our short-term debt. We also assumed term loan agreements with outstanding balances of approximately $3,561,000 at the date of the mergers. These loans call for interest at fixed interest rates ranging from 10.38% to 13 % with monthly repayments and a 10% balloon payment of $1,427,429 due at the end of the loan term (2002). Collateral for the loans consists of equipment and leasehold improvements.

In addition, in connection with our merger with Aronex Pharmaceuticals we assumed a $2,500,000 convertible note payable. This note bears interest at 10% per annum payable semi-annually, with the principal due May 21, 2002. This note can be converted into our common stock at $73.23 per share at the note holder's option.

We have included all amounts payable under the term loans assumed in the Aronex Pharmaceuticals merger as current in our consolidated balance sheet due to the abandonment of the Houston facility and the transfer of certain equipment to our Woburn facility. Under the terms of the debt agreement, once the collateral is moved from the location the balance becomes due immediately.

The aggregate maturities of the term loans for each of the years subsequent to December 31, 2001 are as follows: 2002 -- $5,902,000; and 2003 -- $194,000.

(15) CONTINGENCIES

In February 1999, Aquila Biopharmaceuticals received a letter from its predecessor, Cambridge Biotechnology Corporation (CBC), alleging that we must indemnify CBC under a Master Acquisition Agreement among Aquila Biopharmaceuticals, CBC and bioMarieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. We have evaluated this claim and in the opinion of management, any potential liability will not have a material adverse effect on our financial position, liquidity, or results of operations.

We have received a Notice of Arbitration filed in the International Chamber of Commerce Arbitration by DeLaval AB. Antigenics and DeLaval are parties to a License Agreement concerning technology for the development of a vaccine against bovine mastitis. We are obligated to make certain payments to DeLaval upon issuance of certain patents and other related milestones. DeLaval claims in its arbitration notice that we owe it $1.2 million for milestone payments ($600,000 is included in the accompanying consolidated balance sheets at December 31, 2000 and 2001 in accrued liabilities) in connection with the issuance of certain patents. It is our position that we have rightfully withheld this payment as an offset against prior payments exceeding $1.1 million made to DeLaval for issuance of three prior patents, which DeLaval has wrongfully retained. Subsequent to receiving such payments, DeLaval informed us that a number of errors had been made in the application for these patents, several of which are potentially material to the License Agreement and the underlying technology. Moreover, DeLaval failed to make one or more corrective filings within the allowable time. DeLaval has failed and refused to return or credit us for these payments. Accordingly, we have responded to DeLaval's request for arbitration and intend to defend vigorously against these claims. The arbitration is in its initial stages, and thus the outcome is uncertain.

In February 2001 we filed a complaint against 8 Cabot Road Inc. and 12 Cabot Road Inc. for breach of contract and against Susan F. Brand for breach of fiduciary duty for failure to return a $350,000 deposit held in escrow in connection with a purchase and sale agreement for property to expand our Woburn facility. The defendants have filed an answer denying our allegations and have asserted a counterclaim that we are improperly seeking a return of our deposit. We have answered the counterclaim denying the defendants' allegations. We are currently in the deposition process and intend to vigorously defend against these claims. The deposit is included in other current assets in the accompanying consolidated balance sheets at December 31, 2000 and 2001.

Antigenics, our Chairman and Chief Executive Officer-Garo Armen, and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court in the Southern District of New York. The suit alleges that these underwriters charged secret excessive commission to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the underwriters' customers based upon an agreement by such customers to purchase subsequent shares of our common stock in the secondary market. We intend to vigorously defend against these claims.

(16) 401(K) PLAN

We sponsor a defined contribution 401(k) savings plan for all eligible employees, as defined. Participants may contribute up to 15% of their compensation, as defined, with a maximum of $10,500 in 2001. Each participant is fully vested in his or her contributions and related earnings and losses. Prior to January 1, 2001 we matched 100% of the participant's contribution and at that time the matching was reduced to 75%. Such matching contributions vest over four years. For the years ended December 31, 1999, 2000, and 2001, we charged approximately $145,000, $204,000, and $464,000 to operations for the 401(k) plan.

(17) SUBSEQUENT EVENT

In January 2002, pursuant to a Form S-3 Shelf Registration Statement filed on December 5, 2001 with the Securities and Exchange Commission, we sold 4,000,000 shares of our common stock, $0.01 par value, at $15.00 per share. We received net proceeds of approximately $56 million.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                    --------------------------------------------------------------
2001                                 MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                    ----------       ---------      -------------     ------------
Net sales ...................       $     883        $   1,278        $    794        $      1,599
Gross profit ................             657              923             687              1,223
Net loss ....................          (7,307)          (8,425)        (44,003)            (13,805)
Net loss per share, basic and
  diluted ...................       $   (0.27)       $   (0.31)       $  (1.53)       $      (0.48)


                                                           THREE MONTHS ENDED
                                    ---------------------------------------------------------------
2000                                 MARCH 31,         JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                    ----------       ----------      -------------     ------------
Net sales ...................       $      --        $      --        $     --        $        443
Gross profit ................              --               --              --                  79
Net loss ....................          (4,363)          (4,846)         (4,751)            (32,769)
Net loss per share, basic and
  diluted ...................       $   (0.19)       $   (0.20)       $  (0.19)       $      (1.32)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Election of Directors" in our Proxy Statement relating to our 2002 Annual Meeting of Stockholders scheduled for May 22, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement relating to our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference into this Annual Report on Form 10-K from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement relating to our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions, "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our Proxy Statement relating to our 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)     1. CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements are listed under Item 8 of this report.

             2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      The financial statement schedules required under this Item and Item 14(d) are omitted because they are not applicable or required information is shown in the financial statements or the footnotes thereto.

     (b)     REPORTS ON FORM 8-K

      We did not file any Current Reports on Form 8-K in the last quarter of 2001.

     (c) EXHIBITS

                                  EXHIBIT INDEX

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
2.1      Agreement and Plan of Merger dated as of August 18, 2000, among Antigenics Inc., St. Marks Acquisition Corp. and
         Aquila Biopharmaceuticals, Inc. Filed as Exhibit 99.1 to our Report on Form 8-K dated August 18, 2000 (File No.
         000-29089) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
2.2      Agreement and Plan of Merger, dated as of April 23, 2001, among Antigenics Inc., Nasa Merger Corp. and Aronex
         Pharmaceuticals, Inc. Filed as Exhibit 2.1 to our Report on Form 8-K (File No. 0-29089) dated April 23, 2001 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
3.1      Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our registration statement on Form S-1
         (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
3.2      By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.1      Form of Common Stock Certificate. Filed as Exhibit 4.1 to our registration statement on Form S-1 (File No.
         333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.2      Form of Warrant to purchase Common Stock, together with a list of holders. Filed as Exhibit 4.2 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.3      Form of Subscription Agreement, as amended, together with a list of parties thereto. Filed as Exhibit 4.3 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.4      Form of Debenture. Filed as exhibit 4.1 to the Report on Form 8-K of Aquila Biopharmaceuticals, Inc. (File No.
         0-12081) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.5      Form of Common Stock Purchase Warrant. Filed as Exhibit 4.2 to the Report on Form 8-K (File No. 0-20111) of Aronex
         Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.6      Form of Common Stock Purchase Warrant. Filed as Exhibit 4.3 to the Report on Form 8-K (File No. 0-20111) of Aronex
         Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.7      Registration Rights Agreement dated August 2, 1989 by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.2 to the registration statement on Form S-1 (File No. 333-47418) of Aronex
         Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.8      First Amendment to Registration Rights Agreement dated April 18, 1990, by and among Aronex Pharmaceuticals, Inc.
         and certain of its stockholders. Filed as Exhibit 10.3 to the registration statement on Form S-1 (File No.
         333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.9      Second Amendment to Registration Rights Agreement dated October 31, 1991, by and among Aronex Pharmaceuticals,
         Inc. and certain of its stockholders. Filed as Exhibit 10.4 to the registration statement on Form S-1 (File No.
         333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
4.10     Third Amendment to Registration Rights Agreement, dated September 10, 1993, among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.24 to the registration statement on Form S-1 (File No. 333-71166)
         of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.11     Fourth Amendment to Registration Rights Agreement dated January 20, 1994, among Aronex Pharmaceuticals and certain of its stockholders. Filed as Exhibit 10.5 to the Annual Report on Form 10-K/A for the year ended December 31,
         1999 (File No. 0-20111) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.12     Form of Warrant to Purchase of Common Stock issued to Paramount Capital Inc. Filed as Exhibit 1.2 to the registration statement on Form S-1 (File No. 333-67599) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.13     10% Convertible Note, dated May 21, 1999, by Aronex Pharmaceuticals made payable to Genzyme Corporation. Filed as
         Exhibit 10.2 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.14     Common Stock Purchase Warrant issued to Genzyme Corporation. Filed as Exhibit 10.3 to Report on Form 8-K (File No.
         0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.1*    1999 Equity Incentive Plan. Filed as Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-91747)
         and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.2*    1999 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to our registration statement on Form S-1 (File No.
         333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.3     Founding Scientist's Agreement between Antigenics and Pramod K. Srivastava, Ph.D. dated March 28, 1995. Filed as
         Exhibit 10.3 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.4     Form of Indemnification Agreement between Antigenics and its directors and executive officers. These agreements are materially different only as to the signatories and the dates of execution. Filed as Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.5     Lease Agreement between Antigenics and Cummings Property Management, Inc. dated May 28, 1998, as amended on
         December 10, 1998. Filed as Exhibit 10.5 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.6     License Agreement between GHA Management Corporation and Antigenics dated November 12, 1999. Filed as Exhibit 10.6 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.7     Master Loan and Security Agreement between Antigenics and Finova Technology Finance, Inc. dated November 19, 1998.
         Filed as Exhibit 10.7 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.8(1)  Patent License Agreement between Antigenics and Mount Sinai School of Medicine dated November 1, 1994, as amended on June 5, 1995. Filed as Exhibit 10.8 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
10.9(1)  Sponsored Research and Technology License Agreement between Antigenics and Fordham University dated March 28,
         1995, as amended on March 22, 1996. Filed as Exhibit 10.9 to our registration statement on Form S-1 (File No.
         333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.10(1) Research Agreement between Antigenics and The University of Connecticut Health Center dated February 18, 1998.
         Filed as Exhibit 10.10 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.11(1) License Agreement between Antigenics and Duke University dated March 4, 1999. Filed as Exhibit 10.11 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.12(1) License Agreement between Antigenics and University of Miami dated April 12, 1999. Filed as Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.13(1) Letter Agreement between Antigenics and Sigma-Tau Industrie Farmaceutiche Riunite SpA dated June 3, 1998. Filed as
         Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.14    Letter Agreement between Antigenics and Medison Pharma Ltd. dated November 15, 1999. Filed as Exhibit 10.14 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.15    Amendment to Letter Agreement between Antigenics and Sigma-Tau Industrie Farmaceutiche Riunite SpA dated October
         20, 1999. Filed as Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.16*   Employment Agreement between Antigenics and Elma Hawkins, Ph.D. dated June 1, 1998. Filed as Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.17*   Antigenics 401(k) Plan. Filed as Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.18*   Antigenics L.L.C. Incentive Equity Plan. Filed as Exhibit 10.18 to our registration statement on Form S-1 (File
         No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.19    Subscription Agreement dated May 18, 2000 between Antigenics and Applied Genomic Technology Capital Fund L.P.
         Filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No.
         000-29089) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.20    Assignment Agreement among RCPI Trust, GHA Management Corporation and Antigenics dated August 24, 2000. Filed as
         Exhibit 10.20 to our registration statement on Form S-4 (File No. 333-46168) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.21    Master Loan and Security Agreement dated July 15, 1998 by and between Aquila Biopharmaceuticals, Inc. and
         Transamerica Business Credit Corporation. Filed as Exhibit 4.3 to the annual report on Form 10-K for the year ended December 31, 1998 of Aquila Biopharmaceuticals, Inc. (File No. 0-12081) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
10.22    Lease Agreement by and between Aquila Biopharmaceuticals, Inc. and NDNE 9/90 Corporate Center LLC effective
         September 9, 1998. Filed as Exhibit 10.2 to Amendment No. 1 to registration statement on Form S-3 of Aquila
         Biopharmaceuticals, Inc. (File No. 333-46641) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.23(1) Exclusive License Agreement, dated October 15, 1986, between Aronex Pharmaceuticals, Inc., The University of Texas
         System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as Exhibit 10.8 to the
         registration statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.24(1) Exclusive License Agreement, dated July 1, 1988, between Aronex Pharmaceuticals, The University of Texas System
         Board of Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto. Filed as Exhibit 10.10 to the registration statement on Form S-1 (File No. 333-47418) of Aronex
         Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.25(1) Amendment No. 2 to Exclusive License Agreement, dated July 9, 1993, among Aronex Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as Exhibit 10.20
         to the registration statement on Form S-1 (File No. 333-71166) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.26(1) License Agreement, dated December 12, 2000 between Aronex Pharmaceuticals and Sumitomo Pharmaceuticals Co., Ltd.
         Filed as Exhibit 10.1 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated December 12,
         2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
21.1     Subsidiaries of the Company. Filed herewith.
---------------------------------------------------------------------------------------------------------------------------
23.1     Consent of KPMG LLP, independent accountants. Filed herewith.
---------------------------------------------------------------------------------------------------------------------------
99.1     Risk Factors. Filed herewith.
---------------------------------------------------------------------------------------------------------------------------

* Indicates a management contract or compensatory plan.

(1) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANTIGENICS INC.

                             By: /S/  Garo H. Armen
                                 -----------------------------------------------
                                 Garo H. Armen
                                 Chief Executive Officer and Chairman of the
                                 Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                             DATE
---------                                   -----                                             ----
/S/  Garo H. Armen                          Chief Executive Officer and                       March 28, 2002
-------------------------------------       Chairman of the Board of Directors
Garo H. Armen, Ph.D.                        (Principal Executive Officer and Principal
                                            Financial and Accounting Officer)

/S/ Pramod Srivastava, Ph.D.                Director                                          March 28, 2002
-------------------------------------
Pramod Srivastava, Ph.D.

/S/ Noubar Afeyan, Ph.D.                    Director                                          March 28, 2002
-------------------------------------
Noubar Afeyan, Ph.D.

/S/ Gamil de Chadarevian                    Vice Chairman of the Board of Directors           March 28, 2002
-------------------------------------
Gamil de Chadarevian

/S/ Tom Dechaene                            Director                                          March 28, 2002
-------------------------------------
Tom Dechaene

/S/ Martin Taylor                           Director                                          March 28, 2002
-------------------------------------
Martin Taylor

/S/ Sanford Litvack                         Director                                          March 28, 2002
-------------------------------------
Sanford Litvack

/S/ Samuel Waksal                           Director                                          March 28, 2002
-------------------------------------
Samuel Waksal

                                  EXHIBIT INDEX

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
2.1      Agreement and Plan of Merger dated as of August 18, 2000, among Antigenics Inc., St. Marks Acquisition Corp. and
         Aquila Biopharmaceuticals, Inc. Filed as Exhibit 99.1 to our Report on Form 8-K dated August 18, 2000 (File No.
         000-29089) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
2.2      Agreement and Plan of Merger, dated as of April 23, 2001, among Antigenics Inc., Nasa Merger Corp. and Aronex
         Pharmaceuticals, Inc. Filed as Exhibit 2.1 to our Report on Form 8-K (File No. 0-29089) dated April 23, 2001 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
3.1      Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our registration statement on Form S-1
         (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
3.2      By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.1      Form of Common Stock Certificate. Filed as Exhibit 4.1 to our registration statement on Form S-1 (File No.
         333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.2      Form of Warrant to purchase Common Stock, together with a list of holders. Filed as Exhibit 4.2 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.3      Form of Subscription Agreement, as amended, together with a list of parties thereto. Filed as Exhibit 4.3 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.4      Form of Debenture. Filed as exhibit 4.1 to the Report on Form 8-K of Aquila Biopharmaceuticals, Inc. (File No.
         0-12081) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.5      Form of Common Stock Purchase Warrant. Filed as Exhibit 4.2 to the Report on Form 8-K (File No. 0-20111) of Aronex
         Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.6      Form of Common Stock Purchase Warrant. Filed as Exhibit 4.3 to the Report on Form 8-K (File No. 0-20111) of Aronex
         Pharmaceuticals, Inc. dated April 17, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.7      Registration Rights Agreement dated August 2, 1989 by and among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.2 to the registration statement on Form S-1 (File No. 333-47418) of Aronex
         Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.8      First Amendment to Registration Rights Agreement dated April 18, 1990, by and among Aronex Pharmaceuticals, Inc.
         and certain of its stockholders. Filed as Exhibit 10.3 to the registration statement on Form S-1 (File No.
         333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.9      Second Amendment to Registration Rights Agreement dated October 31, 1991, by and among Aronex Pharmaceuticals,
         Inc. and certain of its stockholders. Filed as Exhibit 10.4 to the registration statement on Form S-1 (File No.
         333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.10     Third Amendment to Registration Rights Agreement, dated September 10, 1993, among Aronex Pharmaceuticals, Inc. and certain of its stockholders. Filed as Exhibit 10.24 to the registration
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
         statement on Form S-1 (File No. 333-71166) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.11     Fourth Amendment to Registration Rights Agreement dated January 20, 1994, among Aronex Pharmaceuticals and certain of its stockholders. Filed as Exhibit 10.5 to the Annual Report on Form 10-K/A for the year ended December 31,
         1999 (File No. 0-20111) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.12     Form of Warrant to Purchase of Common Stock issued to Paramount Capital Inc. Filed as Exhibit 1.2 to the registration statement on Form S-1 (File No. 333-67599) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.13     10% Convertible Note, dated May 21, 1999, by Aronex Pharmaceuticals made payable to Genzyme Corporation. Filed as
         Exhibit 10.2 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
4.14     Common Stock Purchase Warrant issued to Genzyme Corporation. Filed as Exhibit 10.3 to Report on Form 8-K (File No.
         0-20111) of Aronex Pharmaceuticals, Inc. dated June 4, 1999 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.1*    1999 Equity Incentive Plan. Filed as Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-91747)
         and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.2*    1999 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to our registration statement on Form S-1 (File No.
         333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.3     Founding Scientist's Agreement between Antigenics and Pramod K. Srivastava, Ph.D. dated March 28, 1995. Filed as
         Exhibit 10.3 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.4     Form of Indemnification Agreement between Antigenics and its directors and executive officers. These agreements are materially different only as to the signatories and the dates of execution. Filed as Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.5     Lease Agreement between Antigenics and Cummings Property Management, Inc. dated May 28, 1998, as amended on
         December 10, 1998. Filed as Exhibit 10.5 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.6     License Agreement between GHA Management Corporation and Antigenics dated November 12, 1999. Filed as Exhibit 10.6 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.7     Master Loan and Security Agreement between Antigenics and Finova Technology Finance, Inc. dated November 19, 1998.
         Filed as Exhibit 10.7 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.8(1)  Patent License Agreement between Antigenics and Mount Sinai School of Medicine dated November 1, 1994, as amended on June 5, 1995. Filed as Exhibit 10.8 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
10.9(1)  Sponsored Research and Technology License Agreement between Antigenics and Fordham University dated March 28,
         1995, as amended on March 22, 1996. Filed as Exhibit 10.9 to our registration statement on Form S-1 (File No.
         333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.10(1) Research Agreement between Antigenics and The University of Connecticut Health Center dated February 18, 1998.
         Filed as Exhibit 10.10 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.11(1) License Agreement between Antigenics and Duke University dated March 4, 1999. Filed as Exhibit 10.11 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.12(1) License Agreement between Antigenics and University of Miami dated April 12, 1999. Filed as Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.13(1) Letter Agreement between Antigenics and Sigma-Tau Industrie Farmaceutiche Riunite SpA dated June 3, 1998. Filed as
         Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.14    Letter Agreement between Antigenics and Medison Pharma Ltd. dated November 15, 1999. Filed as Exhibit 10.14 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.15    Amendment to Letter Agreement between Antigenics and Sigma-Tau Industrie Farmaceutiche Riunite SpA dated October
         20, 1999. Filed as Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.16*   Employment Agreement between Antigenics and Elma Hawkins, Ph.D. dated June 1, 1998. Filed as Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.17*   Antigenics 401(k) Plan. Filed as Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.18*   Antigenics L.L.C. Incentive Equity Plan. Filed as Exhibit 10.18 to our registration statement on Form S-1 (File
         No. 333-91747) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.19    Subscription Agreement dated May 18, 2000 between Antigenics and Applied Genomic Technology Capital Fund L.P.
         Filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No.
         000-29089) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.20    Assignment Agreement among RCPI Trust, GHA Management Corporation and Antigenics dated August 24, 2000. Filed as
         Exhibit 10.20 to our registration statement on Form S-4 (File No. 333-46168) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.21    Master Loan and Security Agreement dated July 15, 1998 by and between Aquila Biopharmaceuticals, Inc. and
         Transamerica Business Credit Corporation. Filed as Exhibit 4.3 to the annual report on Form 10-K for the year ended December 31, 1998 of Aquila Biopharmaceuticals, Inc. (File No. 0-12081) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER                                              DESCRIPTION OF DOCUMENT
---------------------------------------------------------------------------------------------------------------------------
10.22    Lease Agreement by and between Aquila Biopharmaceuticals, Inc. and NDNE 9/90 Corporate Center LLC effective
         September 9, 1998. Filed as Exhibit 10.2 to Amendment No. 1 to registration statement on Form S-3 of Aquila
         Biopharmaceuticals, Inc. (File No. 333-46641) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.23(1) Exclusive License Agreement, dated October 15, 1986, between Aronex Pharmaceuticals, Inc., The University of Texas
         System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as Exhibit 10.8 to the
         registration statement on Form S-1 (File No. 333-47418) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.24(1) Exclusive License Agreement, dated July 1, 1988, between Aronex Pharmaceuticals, The University of Texas System
         Board of Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto. Filed as Exhibit 10.10 to the registration statement on Form S-1 (File No. 333-47418) of Aronex
         Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.25(1) Amendment No. 2 to Exclusive License Agreement, dated July 9, 1993, among Aronex Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed as Exhibit 10.20
         to the registration statement on Form S-1 (File No. 333-71166) of Aronex Pharmaceuticals, Inc. and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
10.26(1) License Agreement, dated December 12, 2000 between Aronex Pharmaceuticals and Sumitomo Pharmaceuticals Co., Ltd.
         Filed as Exhibit 10.1 to Report on Form 8-K (File No. 0-20111) of Aronex Pharmaceuticals, Inc. dated December 12,
         2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------------
21.1     Subsidiaries of the Company. Filed herewith.
---------------------------------------------------------------------------------------------------------------------------
23.1     Consent of KPMG LLP, independent accountants. Filed herewith.
---------------------------------------------------------------------------------------------------------------------------
99.1     Risk Factors. Filed herewith.
---------------------------------------------------------------------------------------------------------------------------

* Indicates a management contract or compensatory plan.

(1) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.