Form 10-Q
period 2002-06-30
ANTIGENICS INC /DE/
filed 2002-08-13
CIK 1098972

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002	Commission File No. 000-29089

Antigenics Inc.
 (Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	06-1562417 (I.R.S. Employer Identification Number)

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

YES        X                 NO

Number of shares outstanding of the registrant’s Common Stock as of August 9, 2002: 33,076,855 shares

Antigenics Inc.

Quarterly Period Ended June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Consolidated Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

		JUNE 30,
	DECEMBER 31,	2002
	2001	(Unaudited)

Assets
Cash and cash equivalents	$60,867,508	55,918,684
Short term investments	—	28,477,687
Accounts receivable	487,382	558,458
Inventories	1,372,229	1,724,164
Deferred offering costs	128,334	50,000
Prepaid expenses	641,326	871,335
Other assets	490,371	791,952

Total current assets	63,987,150	88,392,280
Plant and equipment, net of accumulated amortization and depreciation of $5,769,278 and $7,573,807 at December 31, 2001 and June 30, 2002, respectively	13,934,154	14,211,939
Goodwill, net of accumulated amortization of $334,825 and $518,992 at December 31, 2001 and June 30, 2002, respectively	2,755,870	3,081,703
Other intangibles, net of accumulated amortization of $1,078,610 and $1,432,364 at December 31, 2001 and June 30, 2002, respectively	10,503,963	9,640,205
Other assets	2,365,292	2,494,074

Total assets	$93,546,429	117,820,201

Liabilities and Stockholders’ Equity
Accounts payable	$2,948,417	1,190,232
Accrued liabilities	7,357,434	6,678,387
Current portion, long-term debt	5,901,816	2,110,782

Total current liabilities	16,207,667	9,979,401
Long-term debt	194,407	—
Long-term liabilities	1,219,237	1,146,154
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,014,616 and 33,076,855 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	290,145	330,768
Additional paid-in capital	234,238,809	290,855,965
Accumulated other comprehensive loss	(187,706)	(307,588)
Deferred compensation	(529,547)	(304,669)
Accumulated deficit	(157,886,583)	(183,879,830)

Total stockholders’ equity	75,925,118	106,694,646

Total liabilities and stockholders’ equity	$93,546,429	117,820,201

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the three and six months ended June 30, 2001 and 2002
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Revenue:
Product sales	$675,176	693,331	988,984	1,370,165
Research and development	603,290	85,401	1,172,970	266,788

Total revenue	1,278,466	778,732	2,161,954	1,636,953
Expenses:
Cost of sales	(355,066)	(370,568)	(580,598)	(661,396)
Research and development	(6,457,835)	(9,957,046)	(12,625,764)	(18,127,714)
General and administrative	(3,706,940)	(4,880,507)	(6,655,600)	(9,433,250)

Operating loss	(9,241,375)	(14,429,389)	(17,700,008)	(26,585,407)
Other income/(expense):
Interest income	959,308	459,101	2,273,288	888,537
Interest expense	(142,954)	(134,162)	(305,261)	(296,377)

Net loss	$(8,425,021)	(14,104,450)	(15,731,981)	(25,993,247)

Net loss per share, basic and diluted	$(0.31)	$(0.43)	$(0.57)	$(0.79)

Weighted average number of shares outstanding, basic and diluted	27,414,478	33,066,340	27,378,180	32,725,014

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the six months ended June 30, 2001 and 2002
(unaudited)

	June 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(15,731,981)	(25,993,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,895,742	2,342,454
Stock options	889,782	348,756
Changes in operating assets and liabilities:
Other assets	(15,804)	(141,065)
Prepaid expenses	(34,116)	(230,009)
Inventories	(982,801)	(351,935)
Accounts receivable	(588,370)	(71,076)
Accounts payable	(213,388)	(1,758,185)
Accrued liabilities	(718,925)	(790,496)
Due to/from related party, net	(3,229)	—

Net cash used in operating activities	(15,503,090)	(26,644,803)

Cash flows from investing activities:
Purchases of plant and equipment	(1,114,871)	(2,082,314)
Investments	(225,000)	(300,000)
Deferred acquisition costs	(292,421)	—
Purchases of marketable securities	—	(28,548,500)
Proceeds from sale of marketable securities	2,996,750	—

Net cash provided by (used in) investing activities	1,364,458	(30,930,814)

Cash flows from financing activities:
Net proceeds from sale of equity	—	56,139,334
Employee stock purchase plan	115,696	89,904
Deferred offering costs	—	(50,000)
Proceeds from exercise of stock options and warrants	549,452	432,996
Payments of long-term debt	(1,046,780)	(3,985,441)

Net cash (used in) provided by financing activities	(381,632)	52,626,793

Net decrease in cash and cash equivalents	(14,520,264)	(4,948,824)
Cash and cash equivalents at beginning of period	96,142,726	60,867,508

Cash and cash equivalents at end of period	$81,622,462	55,918,684

Supplemental cash flow information:
Cash paid for interest	$305,261	390,886

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 28, 2002.

On July 12, 2001, we completed our acquisition of Aronex Pharmaceuticals, Inc., a biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat infectious diseases and cancers. The acquisition was structured as a merger of a wholly-owned subsidiary of Antigenics with and into Aronex Pharmaceuticals pursuant to an Agreement and Plan of Merger among Antigenics, Nasa Merger Corp. and Aronex Pharmaceuticals dated as of April 23, 2001. The merger was a tax-free reorganization and is being accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 141, “Business Combinations.” The results of operations and cash flows of Aronex Pharmaceuticals have been included in our consolidated financial statements prospectively as of the closing of the merger. For further information, refer to the footnotes to our consolidated financial statements for the year ended December 31, 2001 included in our annual report on Form 10-K.

NOTE B — PUBLIC OFFERING

In January 2002, pursuant to an effective registration statement with the SEC, we sold 4,000,000 shares of our common stock, $0.01 par value, at $15.00 per share. We received net proceeds of approximately $56,000,000.

NOTE C — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, and stock warrants. Because we report a net loss, diluted earnings per share is the same as basic earnings per share because the effect of outstanding stock options and stock warrants to weighted average shares outstanding would reduce the net loss per share. Therefore, outstanding stock options and stock warrants are not included in the calculation.

     NOTE D – INVENTORY

     Inventories consist of the following at:

	December 31, 2001	June 30, 2002

Finished Goods	$1,058,000	1,559,000
Work-in-process	236,000	62,000
Raw materials & supplies	78,000	103,000

	$1,372,000	1,724,000

NOTE E – COMMITMENTS AND CONTINGENCIES

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of June 30, 2002, we have invested $1,125,000,and have included this amount in non-current other assets. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investments in the portfolio companies have been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership and (v) the overall trend in venture capital valuations. Based on this analysis, as of June 30, 2002, we have determined an other than temporary decline has occurred and have adjusted this investment by approximately $24,000. The general partner of the limited partnership is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Chairman and Senior Managing Director and CEO of Flagship Ventures, an entrepreneurship and venture capital firm comprised of a family of related funds including NewcoGen Group Inc. and AGTC. In addition, Garo H. Armen, Ph.D., our chief executive officer and one of our directors, is a director of NewcoGen Group Inc.

Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive worldwide rights to market the product. The agreement with Virbac, S.A. was up for renewal in July 2002. Both parties have agreed to extend this license agreement through August 2002 to complete the renewal negotiation. If this agreement is not renewed we may not generate further revenues from the sale of this product, the only product we currently sell.

A Notice of Arbitration was filed in the International Chamber of Commerce Arbitration by DeLaval AB to resolve disputes between the parties concerning certain milestone payments under a License Agreement. The License Agreement at issue related to technology for the development of a vaccine against bovine mastitis. As of July 12, 2002, the parties have reached an agreement that resolves these proceedings to the satisfaction of all parties concerned. The amount of the settlement was covered by existing accruals for the amounts being disputed.

In February 2001 we filed a complaint against 8 Cabot Road Inc. and 12 Cabot Road Inc. for breach of contract and against Susan F. Brand for breach of fiduciary duty for failure to return a $350,000 deposit held in escrow in connection with a purchase and sale agreement for property to expand our Woburn facility. The defendants have filed an answer denying our allegations and have asserted a counterclaim that we are improperly seeking a return of our deposit. We have answered the counterclaim denying the defendants’ allegations. The parties have concluded discovery and have discussed the possibility of mediation. A trial date has been set for October 28, 2002. The deposit is included in other current assets in the accompanying consolidated balance sheets at December 31, 2001 and June 30, 2002.

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Virtually identical complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The amended complaint further alleges that Dr. Armen, as a “control person” of Antigenics, violated Section 20 of the Securities Exchange Act. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. All individual defenses are preserved and may be asserted in subsequent motions after the common issues are resolved. No date has yet been set for the hearing on the Issuer Defendant’s Motion to Dismiss. Antigenics intends to defend against these claims vigorously.

NOTE F – BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

We adopted the specified provisions of SFAS No. 141, “Business Combinations,” beginning July 1, 2001 and adopted the remaining provisions of SFAS No. 141 and all the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 141 requires upon adoption of SFAS No. 142 that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that we make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. As a result, intangibles previously classified as assembled workforce with a carrying value of $326,000 at January 1, 2002 did not meet the criteria for recognition apart from goodwill under SFAS No. 141 and were reclassified to goodwill. SFAS No. 142 provides that goodwill should not be amortized but should instead be tested for impairment annually. In accordance with SFAS No. 142, we completed our transitional goodwill impairment test effective as of January 1, 2002 and determined there was no impairment loss to be recognized. The annual goodwill impairment test will be performed in the fourth quarter of each fiscal year. This testing requires comparison of carrying values to fair value. Based on additional analysis, we believe that the assigned estimated useful life of 10 years for the core and developed technologies remains appropriate.

Net loss, and basic and diluted net loss per share for the three and six months ended June 30, 2001, adjusted to exclude amounts no longer amortized are as follows:

	Three Months ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net loss, as reported	$(8,425,000)	(15,732,000)
Goodwill and assembled workforce amortization	117,000	234,000

Pro forma net loss	$(8,308,000)	(15,498,000)

Basic and diluted net loss per share:
As reported	$(0.31)	(0.57)

Pro forma	(0.30)	(0.57)

Intangible assets at June 30, 2002 represent acquired core and developed technology. Amortization of these intangible assets for the six months ended June 30, 2002 was $538,000. Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $1,076,000 per year.

NOTE G – IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets, exclusive of goodwill and indefinite life intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management.

NOTE H – SUBSEQUENT EVENT

Effective July 19, 2002 we have subleased part of our Framingham laboratory and office space and we have leased related leasehold improvements and equipment under agreements which expire December 31, 2006 with an option to extend until September 2010. We are entitled to receive rental income of approximately $156,000 in 2002; $758,000 in 2003; $768,000 in 2004; $778,000 in 2005 and $799,000 in 2006. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income.

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

During the third quarter ended September 30, 2001, we completed our merger with Aronex Pharmaceuticals, Inc. The stock acquisition, accounted for using the purchase method of accounting, resulted in the issuance of approximately 1.5 million shares of our common stock based on an exchange ratio of 0.0594 per share of our common stock for each outstanding share of Aronex Pharmaceuticals common stock. Through this merger we acquired Aroplatin and ATRA–IV, which are unique liposomal cancer drug candidates that increase the distribution and metabolism of drugs in a patient’s body. These two products fit our long-term goal of creating novel therapies for serious diseases that represent advanced alternatives to conventional cancer treatments.

We have incurred significant losses since our inception. To date, we have generated product sales revenues from one product. Our revenues from this product were $675,000 and $693,000 for the three months ended June 30, 2001 and 2002, respectively. During the three months ended June 30, 2001 and 2002, we also had revenues of $603,000 and $85,000, respectively, consisting of shipments of QS-21 to our research partners and additionally in 2001, grant payments earned and milestone payments received. As of June 30, 2002, we had an accumulated deficit of approximately $183,880,000 inclusive of non-cash charges of $60,396,000 for acquired in-process research and development and $14,088,000 related to grants of stock options, warrants and common stock. We do not expect to generate significant revenues until the fourth quarter of 2004 and thus, we expect to continue to incur net losses as we continue our clinical trials, apply for regulatory approvals, build a sales force and marketing department, continue development of our technology and expand our operations. We continue to be dependent on equity and debt financings to fund our business activities.

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

HISTORICAL RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared To The Three Months Ended June 30, 2001

Revenue: We generated $675,000 and $693,000 of product revenue during the three months ended June 30, 2001 and 2002, respectively. We had $603,000 and $85,000 of research and development revenue during the three months ended June 30, 2001 and 2002, respectively. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive worldwide rights to market the product. The agreement with Virbac, S.A. was up for renewal in July 2002. Both parties have agreed to extend this license agreement through August 2002 to complete the renewal negotiation. If this agreement is not renewed we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities consist of shipments of our adjuvant QS-21 to be used in clinical trials by our partners and additionally in 2001, grant payments earned and milestone payments received.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $355,000 and $371,000 for the three months ended June 30, 2001 and 2002, respectively. For the three months ended June 30, 2001 and 2002, cost of sales was 53% and 54%, respectively, of product sales.

Research and Development: Research and development expense increased 54% to $9,957,000 for the three months ended June 30, 2002 from $6,458,000 for the three months ended June 30, 2001. The increase was primarily due to the costs associated with our Oncophage clinical trials that increased $2,454,000 for the three months ended June 30, 2002 particularly due to the advancement of our Phase III clinical trial in kidney cancer. The Aronex Pharmaceuticals acquisition resulted in increased research costs of $599,000 for the three months ended June 30, 2002. Other ongoing development activities were $577,000 higher than in 2001. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $165,000 for the three months ended June 30, 2002 from $296,000 for the three months ended June 30, 2001. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, expenses related to grant revenue recognized, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 32% to $4,881,000 for the three months ended June 30, 2002 from $3,707,000 for the three months ended June 30, 2001. The increase was primarily due to the growth in the number of employees to support our expanded business operations which increased costs by $616,000, and increased legal fees of $208,000 for the three months ended June 30, 2002 over the same period in 2001. The Aronex Pharmaceuticals acquisition resulted in increased general and administrative costs of $260,000 for the three months ended June 30, 2002. Other increases in our general and administrative expenses were $201,000 higher for the three months ended June 30, 2002 than for the same period in 2001. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $32,000 for the three months ended June 30, 2002 from $143,000 for the three months ended June 30, 2001. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense remained consistent for the three months ended June 30, 2002 compared to the same period in 2001 as the additional interest expense related to the borrowings assumed in the Aronex Pharmaceuticals acquisition was offset by the decreasing interest expense related to the historical debt.

Interest Income: Interest income decreased 52% to $459,000 for the three months ended June 30, 2002 from $959,000 for the same period in 2001. This decrease is attributable to lower interest rates offset by a slightly higher average cash balance during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Our average interest rate decreased from approximately 4.3% for the three months ended June 30, 2001, to approximately 2.0% for the three months ended June 30, 2002.

Six Months Ended June 30, 2002 Compared To The Six Months Ended June 30, 2001

Revenue: We generated $989,000 and $1,370,000 of product revenue during the six months ended June 30, 2001 and 2002, respectively. We had $1,173,000 and $267,000 of research and development revenue during the six months ended June 30, 2001 and 2002, respectively. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive worldwide rights to market the product. The agreement with Virbac, S.A. was up for renewal in July 2002. Both parties have agreed to extend this license agreement through August 2002 to complete the renewal negotiation. If this agreement is not renewed we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities consist of shipments of our adjuvant QS-21 to be used in clinical trials by our partners, research grants earned and in 2001, milestone payments earned.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $581,000 and $661,000 for the six months ended June 30, 2001 and 2002, respectively. For the six months ended June 30, 2001 and 2002, cost of sales was 59% and 48%, respectively, of product sales. Cost of sales in 2001 partially represented the cost of inventory acquired in our merger with Aquila Biopharmaceuticals that was adjusted to its fair value as a result of the application of purchase accounting rules.

Research and Development: Research and development expense increased 44% to $18,128,000 for the six months ended June 30, 2002 from $12,626,000 for the six months ended June 30, 2001. The increase was primarily due to the costs associated with our Oncophage clinical trials that increased $4,102,000 for the six months ended June 30, 2002 particularly due to the advancement of our Phase III clinical trial in kidney cancer. The Aronex Pharmaceuticals acquisition resulted in increased research costs of $1,015,000 for the six months ended June 30, 2002. Other ongoing development activities were $715,000 higher than in 2001. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $262,000 for the six months ended June 30, 2002 from $592,000 for the six months ended June 30, 2001. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, expenses related to grant revenue recognized, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 42% to $9,433,000 for the six months ended June 30, 2002 from $6,656,000 for the six months ended June 30, 2001. The increase was due to the growth in the number of employees to support our expanded business operations which increased costs by $1,336,000, increased legal fees of $653,000, and other increases in our general and administrative expenses, which were $567,000 higher for the six months ended June 30, 2002 than the same period in 2001. The Aronex Pharmaceuticals acquisition resulted in increased general and administrative costs of $432,000 for the six months ended June 30, 2002. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $87,000 for the six months ended June 30, 2002 from $298,000 for the six months ended June 30, 2001. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense remained consistent for the six months ended June 30, 2002 compared to the same period in 2001 as the additional interest expense related to the borrowings assumed in the Aronex Pharmaceuticals acquisition was partially offset by the decreasing interest expense related to the historical debt.

Interest Income: Interest income decreased 61% to $889,000 for the six months ended June 30, 2002 from $2,273,000 for the same period in 2001. This decrease is attributable to lower interest rates offset by a slightly higher average cash balance during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Our average interest rate decreased from approximately 5.1% for the six months ended June 30, 2001, to approximately 1.9% for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred annual operating losses since inception, and, as of June 30, 2002, we have incurred an accumulated deficit of $183,880,000 inclusive of non-cash charges of $60,396,000 for acquired in-process research and development and $14,088,000 related to grants of stock options, warrants and common stock. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through June 30, 2002, we raised aggregate net proceeds of $203,529,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We also assumed term loan agreements and a convertible note payable with a combined outstanding balance, at the respective merger dates, of $6,159,000 in connection with the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. In November 2001, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the registration and potential issuance of up to $100 million of our securities. In January 2002, we sold 4,000,000 shares of our common stock for net proceeds of approximately $56,000,000. We intend to use the proceeds of this sale to fund additional clinical trials of our lead product and for clinical trials and preclinical studies for our other product candidates; for expansion of our manufacturing capabilities; for potential licenses and other acquisitions of complementary technologies and products; and for working capital and other general corporate purposes. We expect that we will be able to fund our capital expenditures and growing operations with our current working capital into the fourth quarter of 2003. Please see the “Forward-Looking Statements” section and the factors highlighted in that section that may cause actual results to differ materially from the forward-looking statements made herein. In order to fund our needs subsequently, we may be required to raise money in the capital markets, through arrangements with corporate partners, or from other sources. Our ability to successfully enter into any arrangements is uncertain and, if funds are not available, we may be required to revise our planned clinical trials and other development activities and capital requirements. As a result, we expect to attempt to raise additional funds substantially in advance of depleting our current funds; however, there are no assurances that we will be able to raise funds or raise amounts sufficient to meet the long term needs of the business.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and products acquired as a result of our acquisitions. Since inception we have entered into various agreements with institutions to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the institution of certain services, we have estimated our payments to be approximately $29,000,000 over the term of the studies. Through June 30, 2002, approximately $6,300,000 have been expensed as research and development expenses in the consolidated statements of operations. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the institution of certain services. In addition, we have entered into sponsored research agreements related to our products that require payments of approximately $2,800,000, of which $1,500,000 has been paid through June 30, 2002. Significant additional expenditures will be required as we complete our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations and bring our products to market. Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements and by entering into new collaborations. As a result of collaborative agreements, we do not, and will not, completely control the nature, timing or cost of bringing those products to market. We have entered into license agreements that call for milestone and royalty payments by our corporate partners, which may or may not be achieved. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital as discussed above.

Our cash, cash equivalents and marketable securities at June 30, 2002 were $84,396,000, an increase of $23,529,000 from December 31, 2001. During the six months ended June 30, 2002, we used cash primarily to finance operations, including our Oncophage clinical trials. Net cash used in operating activities for the six months ended June 30, 2001 and 2002 was $15,503,000 and $26,695,000, respectively. The increase resulted from the increase in the activity of our Oncophage clinical trials, on-going development activity, development of acquired technologies and the general expansion of our research and administrative operations. As we develop our technologies and further our clinical trials we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. We expect to first generate revenues from our lead product Oncophage during the fourth quarter of 2004. Please see the “Forward-Looking Statements” section and the factors highlighted in that section that may cause actual results to differ materially from the forward-looking statements made herein.

Net cash provided by investing activities was $1,364,000 for the six months ended June 30, 2001 as compared to net cash used in investing activities for the six months ended June 30, 2002 of $30,931,000 . Included in our investing activities for the six months ended June 30, 2002, is the investment of $28,549,000 of our funds raised in January 2002 in marketable securities. For the six months ended June 30, 2002, we invested $2,082,000 for the purchase of equipment and an additional $300,000 was contributed to a limited partnership. Our remaining commitment to this limited partnership on June 30, 2002 is $1,875,000 with contributions made as authorized by the general partner. We anticipate additional capital expenditures ranging from $1,400,000 to $3,400,000 for the remainder of 2002, to expand and enhance our current facilities.

Net cash used in financing activities was $382,000 for the six months ended June 30, 2001 as compared to net cash provided by financing activities of $52,627,000 for the six months ended June 30, 2002 . Since inception, our primary source of financing has been from equity sales. During the six months ended June 30, 2001 and 2002, sales of equity and exercises of stock options and warrants totaled approximately $665,000 and $56,662,000, respectively. At June 30, 2002, we had outstanding $2,111,000 under our credit facilities, which were used to finance the construction of our manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance. During the second quarter ended June 30, 2002, $2,500,000 outstanding under a convertible note payable matured and was paid. In addition, we made other debt payments of $1,485,000. Our future minimum payments on non-cancelable leases, before any sublease income are in 2002-$1,790,000; in 2003-$3,209,000; in 2004 — $2,324,000; in 2005 — $2,324,000; in 2006 — $2,344,000 and thereafter — $4,490,000. Effective July 19, 2002 we have sublet part of our Framingham manufacturing, laboratory and office space and we have leased related leasehold improvements and equipment under agreements which expire December 31, 2006 with an option to extend until September 2010. We are entitled to receive rental income of approximately $156,000 in 2002; $758,000 in 2003; $768,000 in 2004; $778,000 in 2005 and $799,000 in 2006. Under the terms of our original lease, we are obligated to pay our landlord approximately 7 % of our rental income.

We are currently involved in certain legal proceedings as detailed in Note E to our June 30, 2002 unaudited consolidated financial statements. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

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

Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, clinical manufacturing costs, and related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial materials shipped to our research partners. Research and development costs are expensed as incurred and were $12,626,000, and $18,128,000 for the six months ended June 30, 2001 and 2002, respectively.

We classify investments in marketable securities at the time of purchase. At June 30, 2002, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in a limited partnership under the cost method and, as of June 30, 2002, we have included in non-current other assets on the consolidated balance sheet, $1,125,000 of our total commitment to this partnership of $3,000,000. The general partner of the limited partnership determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investments in the portfolio companies had been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership, and (v) the overall trend in venture capital valuations. Based on this analysis, as of June 30, 2002, we have determined an other than temporary decline has occurred and have adjusted this investment by approximately $24,000.

Revenue from product sales is recognized at the time of product shipment. Revenues for services under research and development grants and contracts are recognized as the services are performed, milestones are achieved, or clinical trial materials are provided.

We account for options granted to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss and pro forma net loss per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note 10 to our consolidated financial statements included in our annual report on Form 10-K).

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

In addition, we have cash equivalents and marketable securities at June 30, 2002, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in money market funds, government backed securities, short-term municipals, and corporate bonds, our carrying value approximates the fair value of these investments at December 31, 2001 and June 30, 2002.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

As previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2002 filed May 10, 2002, a Notice of Arbitration was filed in the International Chamber of Commerce Arbitration by DeLaval AB to resolve disputes between the parties concerning certain milestone payments under a License Agreement. The License Agreement at issue related to technology for the development of a vaccine against bovine mastitis. As of July 12, 2002 the parties reached an agreement that resolves these proceedings to the satisfaction of all parties concerned.

As previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2002 filed May 10, 2002, Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Virtually identical complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The amended complaint further alleges that Dr. Armen, as a “control person” of Antigenics, violated Section 20 of the Securities Exchange Act. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. All individual defenses are preserved and may be asserted in subsequent motions after the common issues are resolved. No date has yet been set for the hearing on the Issuer Defendant’s Motion to Dismiss. Antigenics intends to defend against these claims vigorously.

Item 4 – Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 22, 2002, Antigenics’s shareholders voted as follows:

          To elect the following nominees to the Board of Directors:

Nominee	Total Vote "FOR"	Total Vote Withheld

Dr. Garo H. Armen	29,619,708	438,235
Mr. Tom Dechaene	29,619,708	438,235

Both received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Dr. Armen and Mr. Dechaene were re-elected to the Board of Directors for a term of three years. In addition, the terms in office of Dr. Noubar Afeyan, Gamil G. de Chadarevian, Sanford M. Litvack, Dr. Pramod Srivastava, Martin Taylor and Dr. Samuel Waksal continued after the meeting. Dr. Samuel Waksal resigned from the Board of Directors effective June 10, 2002.

To amend our certificate of incorporation to increase the authorized preferred stock from 1,000,000 to 25,000,000, increasing the total authorized capital stock from 101,000,000 to 125,000,000

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”	Total Broker Non-Vote

18,042,364	3,246,548	2,047,823	6,721,208

To amend our certificate of incorporation to provide that the number of directors that shall constitute the whole board shall be fixed by a resolution of the board of directors but in no event shall be less than one or more than fifteen.

Total Vote "FOR"	Total Vote "AGAINST"	Total Vote "ABSTAIN"

29,620,578	407,358	30,007

Item 5 – Other Information

     On July 8, 2002 Dr. Garo Armen, our Chairman and CEO was named as Chairman of the Board of Directors and Chairman of the Executive Committee of Elan Corporation, plc, a biopharmaceutical company headquartered in Ireland and the U.S. Dr. Armen will continue his duties as Chairman and CEO of Antigenics.

Item 6 – Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Sublease Agreement between Antigenics Inc., a Massachusetts corporation (formerly Aquila Biopharmaceuticals, Inc.) and wholly-owned subsidiary of Antigenics Inc. and GTC Biotherapeutics, Inc. dated July 16, 2002.

     (b)  Current Reports on Form 8-K

On June 10, 2002, we filed a Current Report on Form 8-K, pursuant to which we filed our amended and restated certificate of incorporation, which we filed with the Secretary of State of Delaware on June 7, 2002, and our amended and restated by-laws.

On June 12, 2002, we filed a Current Report on Form 8-K, pursuant to which we filed notice of the resignation of a board member effective June 10, 2002.

Antigenics Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

Date: August 12, 2002	/s/ Garo H. Armen Garo H. Armen Chief Executive Officer (Principal Accounting Officer)

Exhibit Index

10.1	Sublease Agreement between Antigenics Inc., a Massachusetts corporation (formerly Aquila Biopharmaceuticals, Inc.) and wholly owned subsidiary of Antigenics Inc. and GTC Biotherapeutics, Inc. dated July 16, 2002. Filed herewith.