Form 10-Q
period 2002-09-30
ANTIGENICS INC /DE/
filed 2002-11-14
CIK 1098972

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002                                  Commission File No. 000-29089

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

YES ☒	NO ☐

Number of shares outstanding of the registrant’s Common Stock as of November 11, 2002: 33,076,855 shares

Antigenics Inc.

Quarterly Period Ended September 30, 2002

PART I   —   FINANCIAL INFORMATION

Item 1   —   Unaudited Consolidated Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2002

		(Unaudited)
ASSETS
Cash and cash equivalents	$60,867,508	$43,595,438
Short-term investments	—	26,868,345
Accounts receivable, net	487,382	862,011
Inventories	1,372,229	1,090,288
Deferred offering costs	128,334	50,000
Prepaid expenses	641,326	2,016,016
Other assets	490,371	1,329,559

Total current assets	63,987,150	75,811,657

Plant and equipment, net of accumulated amortization and depreciation of $5,769,278 and $8,587,565 at December 31, 2001 and September 30, 2002, respectively	13,934,154	13,424,637
Goodwill, net of accumulated amortization of $334,825 and $518,992 at December 31, 2001 and September 30, 2002, respectively	2,755,870	3,081,703
Other intangibles, net of accumulated amortization of $1,078,610 and $1,885,496 at December 31, 2001 and September 30, 2002, respectively	10,503,963	9,371,244
Other assets	2,365,292	2,308,867

Total assets	$93,546,429	$103,998,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,948,417	$1,398,215
Accrued liabilities	7,357,434	7,090,812
Current portion, long-term debt	5,901,816	1,193,759

Total current liabilities	16,207,667	9,682,786

Long-term debt	194,407	—
Long-term liabilities	1,219,237	1,104,485

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 29,014,616 and 33,076,855 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	290,145	330,768
Additional paid-in capital	234,238,809	290,988,446
Accumulated other comprehensive loss	(187,706)	(443,205)
Deferred compensation	(529,547)	(229,370)
Accumulated deficit	(157,886,583)	(197,435,802)

Total stockholders’ equity	75,925,118	93,210,837

Total liabilities and stockholders’ equity	$93,546,429	$103,998,108

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2001 and 2002
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenue:
Product sales	$160,287	$547,670	$1,149,271	$1,917,835
Research and development	634,192	422,717	1,807,162	689,505

Total revenue	794,479	970,387	2,956,433	2,607,340
Expenses:
Cost of sales	(107,089)	(331,149)	(687,687)	(992,545)
Research and development	(8,979,141)	(10,357,342)	(21,604,905)	(28,485,056)
General and administrative	(3,682,055)	(4,253,249)	(10,337,655)	(13,687,128)
Acquired in-process research and development	(32,436,347)	—	(32,436,347)	—

Operating loss	(44,410,153)	(13,971,353)	(62,110,161)	(40,557,389)
Other income/(expense):
Other	(41,106)	72,464	(41,106)	73,092
Interest income	684,803	400,588	2,958,091	1,289,125
Interest expense	(237,083)	(57,670)	(542,344)	(354,047)

Net loss	$(44,003,539)	$(13,555,971)	$(59,735,520)	$(39,549,219)

Net loss per share, basic and diluted	$(1.53)	$(0.41)	$(2.14)	$(1.20)

Weighted average number of shares outstanding, basic and diluted	28,785,265	33,076,855	27,852,363	32,843,583

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2002
(unaudited)

	September 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(59,735,520)	$(39,549,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,944,035	3,625,173
Stock options	971,790	556,537
Acquired in-process research and development	32,436,347	—
Inventory write off	—	559,631

Changes in operating assets and liabilities:
Other assets	63,612	(747,022)
Prepaid expenses	(522,541)	(1,374,690)
Inventories	(724,517)	(277,690)
Accounts receivable	(160,085)	(374,629)
Accounts payable	(598,897)	(1,550,202)
Accrued liabilities	(1,694,698)	(419,740)
Due to/from related party, net	376	—

Net cash used in operating activities	(27,020,098)	(39,551,851)

Cash flows from investing activities:
Purchases of plant and equipment	(1,249,485)	(2,308,770)
Investments	(225,000)	(300,000)
Purchases of marketable securities	—	(38,821,919)
Net cash acquired in Aronex Pharmaceuticals merger	2,184,165	—
Proceeds from sale of marketable securities	2,996,750	12,000,700

Net cash provided by (used in) investing activities	3,706,430	(29,429,989)

Cash flows from financing activities:
Net proceeds from sale of equity	115,696	56,139,334
Employee stock purchase plan	—	89,904
Deferred offering costs	—	(50,000)
Proceeds from exercise of stock options and warrants	606,266	432,996
Payments of long-term debt	(1,802,919)	(4,902,464)

Net cash (used in) provided by financing activities	(1,080,957)	51,709,770

Net (decrease) increase in cash and cash equivalents	(24,394,625)	(17,272,070)
Cash and cash equivalents at beginning of period	96,142,726	60,867,508

Cash and cash equivalents at end of period	$71,748,101	$43,595,438

Supplemental cash flow information:
Cash paid for interest	$615,365	$445,999
Non-cash investing activity:
Issuance of equity for Aronex Pharmaceuticals, Inc.	$30,597,529	$—

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 28, 2002.

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

Note D — Inventory

Inventories consist of the following at:

	December 31,	September 30,
	2001	2002

Finished Goods	$1,058,000	$815,000
Work-in-process	236,000	179,000
Raw materials & supplies	78,000	96,000

	$1,372,000	$1,090,000

During the three months ended September 30, 2002, we wrote off finished goods inventory of $560,000 representing the cost of research and development product we may not realize. The inventory write off was charged to research and development expense in the three-month period ended September 30, 2002.

Note E — Commitments and Contingencies

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of September 30, 2002, we have invested $1,125,000, and have included this amount in non-current other assets. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investment in the portfolio companies have been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership and (v) the overall trend in venture capital valuations. Based on this analysis, as of September 30, 2002, we have determined an other than temporary decline has occurred and have adjusted the carrying amount of this investment by approximately $24,000. The general partner of the limited partnership is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Chairman and Senior Managing Director and CEO of Flagship Ventures, an entrepreneurship and venture capital firm comprised of a family of related funds including NewcoGen Group Inc. and AGTC. In addition, Garo H. Armen, Ph.D., our chief executive officer and one of our directors, is a director of NewcoGen Group Inc.

Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive worldwide rights to market the product. We are negotiating the renewal of this agreement with Virbac, S.A. which is expected to be completed prior to the end of 2002. If this agreement is not renewed we may not generate further revenues from the sale of this product, the only product we currently sell.

In February 2001 we filed a complaint against 8 Cabot Road Inc. and 12 Cabot Road Inc. for breach of contract and against Susan F. Brand for breach of fiduciary duty for failure to return a $350,000 deposit held in escrow in connection with a purchase and sale agreement for property to expand our Woburn facility. The defendants have filed an answer denying our allegations and have asserted a counterclaim that we are improperly seeking a return of our deposit. We have answered the counterclaim denying the defendants’ allegations. The parties have concluded discovery. The original trial date has been postponed by the court and tentatively rescheduled for January 2003. The deposit is included in other current assets in the accompanying consolidated balance sheets at December 31, 2001 and September 30, 2002.

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Virtually identical complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The amended complaint further alleges that Dr. Armen, as a “control person” of Antigenics, violated Section 20 of the Securities Exchange Act. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. Antigenics intends to defend against these claims vigorously.

Note F — Business Combinations, Goodwill and Intangible Assets

We adopted the specified provisions of SFAS No. 141, “Business Combinations,” beginning July 1, 2001 and adopted the remaining provisions of SFAS No. 141 and all the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 141 requires upon adoption of SFAS No. 142 that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that we make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. As a result, intangibles previously classified as assembled workforce with a carrying value of $326,000 at January 1, 2002 did not meet the criteria for recognition apart from goodwill under SFAS No. 141 and were reclassified to goodwill. SFAS No. 142 provides that goodwill should not be amortized but should instead be tested for impairment annually. In accordance with SFAS No. 142, we completed our transitional goodwill impairment test effective January 1, 2002 and determined there was no impairment loss to be recognized of our single reporting unit. The annual goodwill impairment test will be performed in the fourth quarter of each fiscal year. This testing requires comparison of carrying values to fair value. Based on additional analysis, we believe that the assigned estimated useful life of 10 years for the core and developed technologies remains appropriate.

Net loss, and basic and diluted net loss per share for the three and nine months ended September 30, 2001, adjusted to exclude amounts no longer amortized are as follows:

	Three Months ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net loss, as reported	$(44,003,539)	$(59,735,520)
Goodwill and assembled workforce amortization	126,000	360,000

Pro forma net loss	$(43,877,539)	$(59,375,520)

Basic and diluted net loss per share:
As reported	$(1.53)	$(2.14)
Pro forma	(1.52)	(2.13)

Other intangible assets at September 30, 2002 represent acquired core and developed technology. Amortization of these intangible assets for the nine months ended September 30, 2002 was $807,000. Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $1,076,000 per year.

Note G — Impairment of Long-Lived Assets

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” beginning January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets, exclusive of goodwill and indefinite life intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 had no impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management.

Note H — Impact of Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Note I — Subsequent Event

On October 28, 2002 we received a letter from one of our corporate partners disputing a third quarter billing of $667,000. Included in our consolidated financial statements for the three and nine-month periods ended September 30, 2002 is a reduction of revenue and related accounts receivable representing approximately 50% of the disputed amount.

Item 2   —   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are currently developing treatments for cancers, infectious diseases, and autoimmune and degenerative disorders using our proprietary technologies that program the immune system and improve the quality of life. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our lead therapeutic vaccine, Oncophage. Our business activities have included product research and development, intellectual property prosecution, establishing manufacturing capabilities, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, and integration of our acquisitions.

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

We have incurred significant losses since our inception. To date, we have generated product sales revenues from one product. Our revenues from this product were $160,000 and $548,000 for the three months ended September 30, 2001 and 2002, respectively. During the three months ended September 30, 2001 and 2002, we also had research and development revenues of $634,000 and $423,000, respectively, including shipments of our adjuvant QS-21 to be used in clinical trials by our partners and grant payments earned. As of September 30, 2002, we had an accumulated deficit of approximately $197,435,000, inclusive of non-cash charges of $60,396,000 for acquired in-process research and development and $14,296,000 related to grants of stock options, warrants and common stock. We do not expect to generate significant revenues until the fourth quarter of 2004, and thus, we expect to continue to incur net losses as we continue our clinical trials, apply for regulatory approvals, build a sales force and marketing department, continue development of our technology and expand our operations. We continue to be dependent on equity and debt financings to fund our business activities.

Forward-Looking Statements

This report contains forward-looking statements, including the statements regarding the expected renewal of our agreement with Virbac, S.A., the sufficiency of current working capital to fund operations into the fourth quarter of 2003, our ability to generate significant revenues from Oncophage during the fourth quarter of 2004, our ability to begin generating cash from operations in 2006, and other statements expressed in terms of our expectations, plans or goals. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in these forward-looking statements. These risks and uncertainties include, among others, that we may not be able to enroll sufficient numbers of patients in our clinical trials; that our clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that we may be unable to obtain the regulatory approvals necessary to conduct additional clinical trials or to market products; that we may fail to adequately protect our intellectual property or are determined to infringe on the intellectual property of others; that orphan drug status may not be maintained in the event of legislative changes or introduction of a more efficacious product in this disease category; and the factors identified in Exhibit 99.1 of this report. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we undertake no obligation to update or revise the statements.

Historical Results of Operations

Three Months Ended September 30, 2002 Compared To The Three Months Ended September 30, 2001

Revenue: We generated $160,000 and $548,000 of product revenue during the three months ended September 30, 2001 and 2002, respectively. We had $634,000 and $423,000 of research and development revenue during the three months ended September 30, 2001 and 2002, respectively. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive worldwide rights to market the product. We are negotiating the renewal of this agreement with Virbac, S.A. which is expected to be completed prior to the end of 2002. If this agreement is not renewed we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities include shipments of our adjuvant QS-21 to be used in clinical trials by our partners and grant payments earned. In 2001 our adjuvant was shipped to a wholly owned subsidiary of Elan Corporation, p.l.c. for use in a clinical trial of a product using QS-21. In March 2002, Elan halted the dosing of patients with this product after several patients experienced significant adverse effects and no further shipments have been made.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $107,000 and $331,000 for the three months ended September 30, 2001 and 2002, respectively. For the three months ended September 30, 2001 and 2002, cost of sales was 67% and 60%, respectively, of product sales.

Research and Development: Research and development expense increased 15% to $10,357,000 for the three months ended September 30, 2002 from $8,979,000 for the three months ended September 30, 2001. The increase was primarily due to the costs associated with our Oncophage clinical trials that increased $2,051,000 for the three months ended September 30, 2002 over the same period in 2001 particularly due to the advancement of our Phase III clinical trial in kidney cancer. Also adding to the increase was the write off of finished goods inventory of $560,000 representing the cost of research and development product we may not realize. These increases are partially offset by the decrease in Aronex related research and development expenses of $328,000, research product production costs of $315,000 and other research and development expenses of $590,000. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, and the cost of clinical materials shipped to our research partners.

Acquired In-Process Research and Development: Acquired in-process research and development of $32,436,000 was a non-recurring, non-cash charge related to our merger with Aronex Pharmaceuticals. A component of the total purchase price of the merger was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and which have no alternative future uses, and expensed at acquisition date. At the date of the acquisition, none of the products under development by Aronex Pharmaceuticals that were included in our in-process research and development charge had achieved technological feasibility and none were being sold on the market. There still remained substantial risks and significant uncertainty concerning the remaining course of technical development. We need to conduct extensive additional research, preclinical and clinical testing of these products, and obtain regulatory approval prior to any commercialization. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these products, the development projects had not established technological feasibility at the acquisition date. Further, these partially completed products had no alternative future uses at the valuation date if the contemplated programs were to fail, as the technology was highly specialized to the target products. The acquired in-process research and development charge and related accounting is further described in Note 3 to our consolidated financial statements for the year ended December 31, 2001 included in our annual report on Form 10-K.

General and Administrative: General and administrative expenses increased 16% to $4,253,000 for the three months ended September 30, 2002 from $3,682,000 for the three months ended September 30, 2001. The increase was primarily due to the increase in labor related expenses for employees to support our expanded business operations which increased costs by $556,000, and increased legal fees of $280,000 for the three months ended September 30, 2002 over the same period in 2001. These increases are partially offset by decreases in our other general and administrative expenses of $265,000 for the three months ended September 30, 2002 over the same period in 2001. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense has decreased 76% to $58,000 for the three months ended September 30, 2002 from $237,000 for the three months ended September 30, 2001. The decrease is attributable to our reduced debt balance during the three-month period ended September 30, 2002.

Interest Income: Interest income decreased 41% to $401,000 for the three months ended September 30, 2002 from $685,000 for the same period in 2001. This decrease is attributable to lower interest rates during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Our average interest rate decreased from approximately 3.5% for the three months ended September 30, 2001, to approximately 2.0% for the three months ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared To The Nine Months Ended September 30, 2001

Revenue: We generated $1,149,000 and $1,918,000 of product revenue during the nine months ended September 30, 2001 and 2002, respectively. We had $1,807,000 and $690,000 of research and development revenue during the nine months ended September 30, 2001 and 2002, respectively. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive worldwide rights to market the product. We are negotiating the renewal of this agreement with Virbac, S.A. which is expected to be completed prior to the end of 2002. If this agreement is not renewed we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities include shipments of our adjuvant QS-21 to be used in clinical trials by our partners, research grants earned and in 2001, milestone payments earned. In 2001 our adjuvant was shipped to a wholly owned subsidiary of Elan Corporation, p.l.c. for use in a clinical trial of a product using QS-21. In March 2002, Elan halted the dosing of patients with this product after several patients experienced significant adverse effects and no further shipments have been made.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $688,000 and $992,000 for the nine months ended September 30, 2001 and 2002, respectively. For the nine months ended September 30, 2001 and 2002, cost of sales was 60% and 52%, respectively, of product sales. Cost of sales in 2001 partially represented the cost of inventory acquired in our merger with Aquila Biopharmaceuticals that was adjusted to its fair value as a result of the application of purchase accounting rules.

Research and Development: Research and development expense increased 32% to $28,485,000 for the nine months ended September 30, 2002 from $21,605,000 for the nine months ended September 30, 2001. The increase was primarily due to the costs associated with our Oncophage clinical trials that increased $6,978,000 for the nine months ended September 30, 2002 particularly due to the advancement of our Phase III clinical trial in kidney cancer. Also adding to the increase was the write off of finished goods inventory of $560,000 representing the cost of research and development product we may not realize. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $416,000 for the nine months ended September 30, 2002 from $635,000 for the nine months ended September 30, 2001 and the decrease in other ongoing development activities during the nine months ended September 30, 2002 which were $439,000 lower than during the same period in 2001. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, including the University of Connecticut where we sponsor research, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, expenses related to grant revenue recognized, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 32% to $13,687,000 for the nine months ended September 30, 2002 from $10,338,000 for the nine months ended September 30, 2001. The increase was due to the payroll related growth to support our expanded business operations which increased costs by $1,997,000, increased legal fees of $933,000, and other increases in our general and administrative expenses, which were $616,000 higher for the nine months ended September 30, 2002 than the same period in 2001. These increases are partially offset by a decrease in the non-cash charge for options granted and earned by outside advisors, directors and employees to $140,000 for the nine months ended September 30, 2002 from $337,000 for the nine months ended September 30, 2001. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest expense: Interest expense has decreased 35% to $354,000 for the nine months ended September 30, 2002 from $542,000 for the nine months ended September 30, 2001. The decrease is attributable to our reduced debt balances during the nine-month period ended September 30, 2002.

Interest Income: Interest income decreased 56% to $1,289,000 for the nine months ended September 30, 2002 from $2,958,000 for the same period in 2001. This decrease is attributable to lower interest rates offset by a slightly higher average cash balance during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Our average interest rate decreased from approximately 4.6% for the nine months ended September 30, 2001, to approximately 1.9% for the nine months ended September 30, 2002.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of September 30, 2002, we have incurred an accumulated deficit of $197,435,000 inclusive of non-cash charges of $60,396,000 for acquired in-process research and development and $14,296,000 related to grants of stock options, warrants and common stock. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash and cash equivalent balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through September 30, 2002, we raised aggregate net proceeds of $203,529,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We also assumed term loan agreements and a convertible note payable with a combined outstanding balance, at the respective merger dates, of $6,159,000 in connection with the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. In Fall 2001, we filed a shelf registration statement with the Securities and Exchange Commission covering the potential issuance of up to $100 million of our securities. In January 2002, we sold 4,000,000 shares of our common stock for net proceeds of approximately $56,000,000. In Summer 2002, we filed another registration statement to return the aggregate amount of securities registered for potential issuance back to $100 million. We expect that we will be able to fund our capital expenditures and growing operations with our current working capital into the fourth quarter of 2003. Please see the “Forward-Looking Statements” section and the factors highlighted in that section that may cause actual results to differ materially from the forward-looking statements made herein. In order to fund our needs subsequently, we will need to raise additional money and may be able to do so by: (i) completing an equity offering, (ii) out-licensing technologies or products to one or more corporate partners, (iii) renegotiating license agreements with current corporate partners or (iv) completing an outright sale of assets that are not core to our business strategy. Our ability to successfully enter into any arrangements is uncertain and, if funds are not available, we may be required to revise our planned clinical trials and other development activities and capital requirements. As a result, we expect to attempt to raise additional funds substantially in advance of depleting our current funds; however, there are no assurances that we will be able to raise funds or raise amounts sufficient to meet the long term needs of the business.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and products acquired as a result of our acquisitions. Since inception we have entered into various agreements with institutions to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be approximately $37,000,000 over the term of the studies. Through September 30, 2002, approximately $10,000,000 has been expensed as research and development expenses in the consolidated statements of operations. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services. In addition, we have entered into sponsored research agreements related to our products that require payments of approximately $2,800,000, of which $1,600,000 has been paid through September 30, 2002. Significant additional expenditures will be required as we complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations and bring our products to market. Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements and by entering into new collaborations. As a result of collaborative agreements, we do not, and will not, completely control the nature, timing or cost of bringing those products to market. We have entered into license agreements that call for milestone and royalty payments by our corporate partners, which may or may not be achieved. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require additional capital as discussed above.

Our cash, cash equivalents and marketable securities at September 30, 2002 were $70,464,000, an increase of $9,596,000 from December 31, 2001. During the nine months ended September 30, 2002, we used cash primarily to finance operations, including our Oncophage clinical trials. Net cash used in operating activities for the nine months ended September 30, 2001 and 2002 was $27,020,000 and $39,552,000, respectively. The increase resulted from the increase in the activity of our Oncophage clinical trials, on-going development activity, development of acquired technologies and the general expansion of our research and administrative operations. As we develop our technologies and expand our clinical trials program we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. We expect to first generate significant revenues from our lead product Oncophage during the fourth quarter of 2004, and first generate cash from operations in 2006. Please see the “Forward-Looking Statements” section and the factors highlighted in that section that may cause actual results to differ materially from the forward-looking statements made herein.

Net cash provided by investing activities was $3,706,000 for the nine months ended September 30, 2001 as compared to net cash used in investing activities for the nine months ended September 30, 2002 of $29,430,000. Included in our investing activities for the nine months ended September 30, 2002, is the investment of $38,822,000 of our funds raised in January 2002 in marketable securities. Proceeds from these investments amounted to $12,000,000 for the nine months ended September 31, 2002. For the nine months ended September 30, 2002, we invested $2,309,000 for the purchase of equipment and leasehold improvements and an additional $300,000 was contributed to a limited partnership. Our remaining commitment to this limited partnership on September 30, 2002 is $1,875,000 with contributions made as authorized by the general partner. We anticipate additional capital expenditures ranging from $800,000 to $1,800,000 for the remainder of 2002, and from $2,000,000 to $4,000,000 in 2003 to expand and enhance our current facilities.

Net cash used in financing activities was $1,081,000 for the nine months ended September 30, 2001 as compared to net cash provided by financing activities of $51,710,000 for the nine months ended September 30, 2002 . Since inception, our primary source of financing has been from equity sales. During the nine months ended September 30, 2001 and 2002, sales of equity and exercises of stock options and warrants totaled approximately $722,000 and $56,662,000, respectively. At September 30, 2002, we had outstanding $1,048,000 under our credit facilities, which were used to finance the construction of our manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance. During the second quarter ended June 30, 2002, $2,500,000 outstanding under a convertible note payable matured and was paid. In addition, during the nine months ended September 31, 2002, we made other debt payments of $2,402,000. Our future minimum payments on non-cancelable leases, before any sub-lease income, are in the fourth quarter of 2002-$890,000; in 2003-$3,209,000; in 2004 — $2,324,000; in 2005 — $2,324,000; in 2006 — $2,344,000 and thereafter — $4,490,000. Effective July 19, 2002 we sub-let part of our Framingham manufacturing, laboratory and office space and we have leased related leasehold improvements and equipment under agreements which expire December 31, 2006 with an option to extend until September 2010. We are entitled to receive rental income of approximately $156,000 in 2002; $758,000 in 2003; $768,000 in 2004; $778,000 in 2005 and $799,000 in 2006. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income.

We are currently involved in certain legal proceedings as detailed in Note E to our September 30, 2002 unaudited consolidated financial statements. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

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

Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, clinical manufacturing costs, and related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and amortizing this total cost for the patient over the estimated treatment period, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including lab costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of treatment period for each patient. As actual costs become known to us, we may need to make a material change in our estimated accrual, which could also materially affect our results of operations. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial materials shipped to our research partners. Research and development costs are expensed as incurred and were $21,605,000, and $28,485,000 for the nine months ended September 30, 2001 and 2002, respectively.

We classify investments in marketable securities at the time of purchase. At September 30, 2002, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in a limited partnership under the cost method and, as of September 30, 2002, we have included in non-current other assets on the consolidated balance sheet, $1,125,000 of our total commitment to this partnership of $3,000,000. The general partner of the limited partnership determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investments in the portfolio companies had been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership, and (v) the overall trend in venture capital valuations. Based on this analysis, as of September 30, 2002, we have determined an other than temporary decline has occurred and have adjusted the carrying value of this investment by approximately $24,000.

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

In the normal course of business, we are exposed to, fluctuations in interest rates as we seek debt financing to make capital expenditures, and foreign currency exchange risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2001, there has been no change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

We have cash equivalents and marketable securities at September 30, 2002, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in money market funds, government backed securities, short-term municipals, and corporate bonds, our carrying value approximates the fair value of these investments at December 31, 2001 and September 30, 2002.

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4   —   Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II   —   OTHER INFORMATION

Item 1   —   Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Virtually identical complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The amended complaint further alleges that Dr. Armen, as a “control person” of Antigenics, violated Section 20 of the Securities Exchange Act. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. Antigenics intends to defend against these claims vigorously.

Item 6   —   Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 99.1	Risk Factors

     (b)  Current Reports on Form 8-K

None

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

Date: November 13, 2002	/s/ Garo H. Armen Garo H. Armen Chief Executive Officer and Principal Financial Officer

I, Garo H. Armen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Antigenics Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Garo H. Armen Garo H. Armen Chairman, Chief Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit 99.1	Risk Factors