Form 10-Q
period 2003-03-31
ANTIGENICS INC /DE/
filed 2003-05-15
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003	Commission File No. 000-29089

Antigenics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	06-1562417 (I.R.S. Employer Identification Number)

630 Fifth Avenue, Suite 2100, New York, New York, 10111
(Address of Principal Executive Offices)

(212) 994-8200
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Number of shares outstanding of the registrant’s Common Stock as of May 9, 2003: 39,379,327 shares

Antigenics Inc.

Quarterly Period Ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item 1 — Unaudited Consolidated Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$70,838,167	$33,130,176
Short-term investments	32,227,227	25,595,082
Accounts receivable	1,218,846	1,115,793
Inventories	761,802	971,016
Prepaid expenses	2,241,580	1,698,330
Deferred offering costs	—	63,662
Other current assets	819,249	825,536

Total current assets	108,106,871	63,399,595
Plant and equipment, net of accumulated amortization and depreciation of $11,296,787 and $10,125,907 at March 31, 2003 and December 31, 2002, respectively	12,902,866	11,369,525
Goodwill	3,081,703	3,081,703
Other intangibles, net of accumulated amortization of $2,278,262 and $2,001,714 at March 31, 2003 and December 31, 2002, respectively	8,794,311	9,070,859
Other assets	2,349,336	2,140,936

Total assets	$135,235,087	$89,062,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$842,854	$1,479,191
Accrued and other current liabilities	8,372,776	7,952,336
Current portion, long-term debt	285,206	539,370

Total current liabilities	9,500,836	9,970,897
Long-term debt	—	11,509
Long-term liabilities	1,863,432	1,323,272
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 39,370,633 and 33,113,099 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	393,705	331,130
Additional paid-in capital	350,911,800	291,363,260
Deferred compensation	(51,008)	(111,017)
Accumulated other comprehensive loss	(127,429)	(61,945)
Accumulated deficit	(227,256,249)	(213,764,488)

Total stockholders’ equity	123,870,819	77,756,940

Total liabilities and stockholders’ equity	$135,235,087	$89,062,618

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002
(unaudited)

	Three months ended
	March 31,

	2003	2002

Revenue:
Product sales	$885,158	$676,834
Research and development	895,134	181,387

Total revenue	1,780,292	858,221
Expenses:
Cost of sales	(620,525)	(290,828)
Research and development	(10,315,858)	(8,170,667)
General and administrative	(4,886,513)	(4,552,743)

Operating loss	(14,042,604)	(12,156,017)
Other income/(expense):
Non-operating income	217,655	—
Interest income	345,886	429,436
Interest expense	(12,698)	(162,215)

Net loss	$(13,491,761)	$(11,888,796)

Net loss per common share, basic and diluted	$(0.36)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	37,575,317	32,379,896

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2003 and 2002
(unaudited)

	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(13,491,761)	$(11,888,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195,309	1,070,507
Stock options	84,149	219,405
Effect of accounting for asset retirement obligations	252,119	—
Changes in operating assets and liabilities:
Accounts receivable	(103,053)	(153,333)
Inventories	209,214	(90,202)
Prepaid expenses	(543,250)	(365,239)
Accounts payable	(636,300)	(699,066)
Accrued and other current liabilities	137,634	(304,854)
Other operating assets and liabilities	53,762	56,246

Net cash used in operating activities	(12,842,177)	(12,155,332)

Cash flows from investing activities:
Investment in AGTC	(300,000)	—
Purchases of marketable securities	(16,531,564)	—
Proceeds from sale of marketable securities	9,881,860	—
Purchases of plant and equipment	(1,885,092)	(1,773,435)

Net cash used in investing activities	(8,834,796)	(1,773,435)

Cash flows from financing activities:
Net proceeds from sale of equity	59,602,118	56,139,334
Proceeds from exercise of stock options	48,519	431,833
Payments of long-term debt	(265,673)	(767,322)

Net cash provided by financing activities	59,384,964	55,803,845

Net increase in cash and cash equivalents	37,707,991	41,875,078
Cash and cash equivalents at beginning of period	33,130,176	60,867,508

Cash and cash equivalents at end of period	$70,838,167	$102,742,586

Supplemental cash flow information:
Cash paid for interest	$10,142	$136,444
Non-cash investing and financing activities:
Cumulative effect of Statement of Financial Accounting Standards No. 143:
Plant and equipment	$567,010	$—
Asset retirement obligation	$819,129	$—

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 27, 2003.

Note B — Public Offering

In January 2003, pursuant to an effective registration statement with the SEC, we sold 6,250,000 shares of our common stock, $0.01 par value, at an average price of $9.92 per share. We received net proceeds of approximately $59,538,000, after subtracting offering costs of approximately $2,458,000 (including $64,000 of deferred offering costs incurred during 2002).

Note C — Earnings Per Share

Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options and stock warrants. Because we report a net loss, diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options and stock warrants to weighted average shares outstanding would reduce the net loss per share. Therefore, outstanding stock options and stock warrants are not included in the calculation.

Note D — Inventory

Inventories consist of the following at:

	March 31,	December 31,
	2003	2002

Finished Goods	$517,000	$730,000
Work-in-process	149,000	138,000
Raw materials & supplies	96,000	103,000

	$762,000	$971,000

Note E – Stock-Based Compensation

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements, which interim disclosures are included below. Other than the disclosure modification, the adoption of SFAS No. 148 did not have a material effect on our consolidated financial statements, as we have not expressed an intent to voluntarily change our accounting for stock-based compensation.

	Three months ended March 31,
	2003	2002

Net loss, as reported	$(13,492,000)	$(11,889,000)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	60,000	85,000
Deduct: total stock-based employee and director compensation expense determined under fair-value based method for all awards	(979,000)	(822,000)

Pro forma net loss	$(14,411,000)	$(12,626,000)

Net loss per common share, basic and diluted:
As reported	$(0.36)	$(0.37)
Pro forma	$(0.38)	$(0.39)

The effects of applying SFAS No. 123, for either recognizing or disclosing compensation costs under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase right granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	2003	2002

Estimated volatility	63%	62%
Expected life in years - employee and director options	6	6
Expected life in years - employee stock purchase rights	1	1
Risk-free interest rate	1.23%	2.44%
Dividend yield	0%	0%

Note F – Comprehensive Loss

The following table provides the calculation of other comprehensive loss for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002

Net loss	$(13,492,000)	$(11,889,000)
Unrealized loss on marketable securities, net	(65,000)	(78,000)

Other comprehensive loss	$(13,557,000)	$(11,967,000)

Note G — Commitments and Contingencies

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership, called Applied Genomic Technology Capital Fund (AGTC), which will invest principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of March 31, 2003, we have invested $1,425,000, and have included this amount, net of impairment charges, in non-current other assets. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investment in the portfolio companies have been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership and (v) the overall trend in venture capital valuations. Based on this analysis, during the year ended December 31, 2002, we concluded an other than temporary decline in the value of this investment had occurred and reduced the carrying value (the cost of our investment in this partnership) by $121,000. For the three months ended March 31, 2003, an additional $64,000 decline has occurred. The general partner of AGTC is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Chairman and Senior Managing Director and CEO of Flagship Ventures, a partnership of funds including NewcoGen Group Inc. and AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc.

Product revenues consist of sales of our feline leukemia vaccine through a supply agreement with our marketing partner Virbac, S.A., a French company that has exclusive, perpetual, worldwide rights to market the product. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac S.A. through month-to-month supply agreements. We are negotiating a long-term supply agreement.

In February 2001 we filed a complaint against 8 Cabot Road Inc. and 12 Cabot Road Inc. for breach of contract and against Susan F. Brand for breach of fiduciary duty for failure to return a $350,000 deposit held in escrow in connection with a purchase and sale agreement for property to expand our Woburn facility. On March 26, 2003, the parties reached an agreement that extends the current lease term of our Woburn facility, at our current monthly rental rate, from August 2003 to November 2003 with an option to extend further to January 2004 in return for which, we have agreed to let the defendants keep the $350,000 security deposit. They have paid us the interest income that was earned on the deposit to-date. The deposit is included in other current assets in the accompanying consolidated balance sheets at March 31, 2003 and December 31, 2002 and beginning on March 26, 2003 is charged to operations over the remaining life of the lease.

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) and 20 of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted our motion to dismiss the Rule 10(b)-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 claim. We expect that the plaintiffs will file an amended complaint.

Note H — Accounting for Asset Retirement Obligations

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation. Changes in the liability due to accretion will be charged to the consolidated statement of operations, whereas changes due to the timing of amount of cash flows will be an adjustment to the carrying amount of the related asset. We have adopted SFAS No. 143 effective January 1, 2003, the impact of which was immaterial to our consolidated financial statements. Had SFAS No. 143 been in effect during the years presented below and the three months ended March 31, 2002, net loss and net loss per share, basic and diluted, would have been as follows:

	Year ended December 31,			Three months ended
	2000	2001	2002	March 31, 2002

Net loss, as reported	$(46,729,000)	$(73,541,000)	$(55,878,000)	$(11,889,000)
Depreciation expense	(43,000)	(43,000)	(43,000)	(11,000)
Accretion expense	(16,000)	(17,000)	(18,000)	(4,500)

Pro forma net loss	$(46,788,000)	$(73,601,000)	$(55,939,000)	$(11,904,500)

Net loss per common share, basic and diluted:
As reported	$(1.90)	$(2.61)	$(1.70)	$(0.37)
Pro forma	$(1.90)	$(2.62)	$(1.70)	$(0.37)

The pro forma liability for asset retirement obligations would have been as follows:

	Year ended December 31,
	2000	2001	2002

Long-term liabilities, less current portion, as reported	$2,651,000	$1,414,000	$1,335,000
Asset retirement obligations	332,000	349,000	367,000

Pro forma long-term liabilities, less current portion	$2,983,000	$1,763,000	$1,702,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are currently developing products to treat cancers, infectious diseases, and autoimmune disorders. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our flagship product candidate, Oncophage. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, and integration of our acquisitions.

We have incurred significant losses since our inception. To date, we have generated product revenues from one product. Our revenues from this product were $885,000 and $677,000 for the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, we also had research and development revenues of $895,000 and $181,000, respectively, including shipments of our adjuvant QS-21 to be used in clinical trials by our partners and grant payments earned. As of March 31, 2003, we had an accumulated deficit of approximately $227,256,000. We do not expect to generate significant revenues until 2005, and thus, we expect to continue to incur net losses as we continue our clinical trials, apply for regulatory approvals, build a sales force and marketing department, continue development of our technology and expand our operations. We continue to be dependent on equity and debt financings to fund our business activities.

Forward-Looking Statements

This report contains forward-looking statements, including the statements regarding the expected renewal of our agreement with Virbac, S.A., the sufficiency of current working capital to fund operations into the third quarter of 2004, our ability to first generate revenues from Oncophage during the fourth quarter of 2004, our ability to begin generating cash from operations in 2006, our plans to enter into additional collaborations, our spending plans, our interest rate and foreign currency risk exposure, receipt of rental income under subleases, and other statements expressed in terms of our expectations, plans or goals. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in these forward-looking statements. These risks and uncertainties include, among others, that we may not be able to enroll sufficient numbers of patients in our clinical trials; that our clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that we may be unable to obtain the regulatory approvals necessary to conduct additional clinical trials or to market products; that we may fail to adequately protect our intellectual property or that we are determined to infringe on the intellectual property of others; changes in financial markets and geopolitical developments; the solvency of counter-parties under subleases and general real estate risks; and the factors identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we undertake no obligation to update or revise the statements.

Historical Results of Operations

Three Months Ended March 31, 2003 Compared To The Three Months Ended March 31, 2002

Revenue: We generated $885,000 and $677,000 of product revenue during the three months ended March 31, 2003 and 2002, respectively. We had $895,000 and $181,000 of research and development revenue during the three months ended March 31, 2003 and 2002, respectively. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive, perpetual worldwide rights to market the product. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac S.A. through month-to-month supply agreements. A long-term supply agreement is under negotiation. If a long-term contract is not executed, or if we cease to ship them product on a month-to-month basis, we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities include shipments of our adjuvant QS-21 to be used in clinical trials by our partners and grant payments earned.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $621,000 and $291,000 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, cost of sales was 70% and 43%, respectively, of product sales. This increase is related to the decreased utilization of our FelV manufacturing facility, which increased the overhead allocation.

Research and Development: Research and development expense increased 26% to $10,316,000 for the three months ended March 31, 2003 from $8,171,000 for the three months ended March 31, 2002. The increase was primarily due to the costs associated with our Oncophage related activities that increased $2,063,000 for the three months ended March 31, 2003 over the same period in 2002 particularly due to the advancement of our Phase III clinical trial in kidney cancer. Also adding to the increase was the increased activity in our AG-858 and Aroplatin activities amounting to $312,000 over the same period in 2002. These increases are partially offset by the decrease in other research and development expenses of $230,000. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 7% to $4,887,000 for the three months ended March 31, 2003 from $4,553,000 for the three months ended March 31, 2002. The increase was primarily due to the increase in consulting services of $188,000 for the quarter ended March 31, 2003. Our other general and administrative expenses increased $146,000 for the three months ended March 31, 2003 over the same period in 2002. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Non-operating income: Non-operating income was $218,000 for the three months ended March 31, 2003 and represents rental income earned from our sublet properties.

Interest Income: Interest income decreased 19% to $346,000 for the three months ended March 31, 2003 from $429,000 for the same period in 2002. This decrease is attributable to lower interest rates during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Our average interest rate decreased from approximately 1.7% for the three months ended March 31, 2002, to approximately 1.3% for the three months ended March 31, 2003.

Interest expense: Interest expense decreased 92% to $13,000 for the three months ended March 31, 2003 from $162,000 for the three months ended March 31, 2002. The decrease is attributable to our reduced debt balance during the three-month period ended March 31, 2003 as compared to our debt outstanding during the three month period ended March 31, 2002.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of March 31, 2003, we had incurred an accumulated deficit of $227,256,000. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash, cash equivalent and short-term investment balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through March 31, 2003, we raised aggregate net proceeds of $263,282,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We also assumed term loan agreements and a convertible note payable with a combined outstanding balance, at the respective merger dates, of $6,159,000 in connection with the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. In the Fall of 2001, we filed a Form S-3 shelf registration statement with the SEC for the registration and potential issuance of up to $100 million of our securities. In January 2002, we sold 4,000,000 shares of our common stock for net proceeds of approximately $56,011,000. In the Summer of 2002, we filed another registration statement to return the aggregate amount of securities registered for potential issuance back to $100 million. In January 2003, we sold an additional 6,250,000 shares of our common stock for net proceeds of approximately $59,538,000. In April 2003, we filed another registration statement to return the aggregate amount of securities registered for potential future issuance back to $100 million. As of the date of this report, this registration statement has not yet become effective; we will not sell any securities under this registration statement prior to when it becomes effective. We expect that we will be able to fund our capital expenditures and growing operations with our current working capital into the third quarter of 2004. In order to fund our needs subsequently, we will need to raise additional money and may be able to do so by: (i) completing an equity offering, (ii) out-licensing technologies or products to one or more corporate partners, (iii) renegotiating license agreements with current corporate partners, (iv) completing an outright sale of assets that are not core to our business strategy or (v) securing additional debt financing. Our ability to successfully enter into any arrangements is uncertain and, if funds are not available, we may be required to revise our planned clinical trials and other development activities and capital expenditure requirements. We expect to attempt to raise additional funds substantially in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long term needs of the business. Satisfying long-term liquidity will required the successful commercialization of Oncophage or other products and may require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the factors highlighted in that section that may impact our actual results.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and products acquired as a result of our acquisitions. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be approximately $38,107,000 over the term of the studies. Through March 31, 2003, approximately $14,506,000 has been expensed as research and development expenses in the consolidated statements of operations and $11,393,000 has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution or organization of certain services. As we expand our clinical studies we plan to enter into additional agreements. We anticipate significant additional expenditures would be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations and bring our products to market. In addition, we have entered into sponsored research agreements related to our products that require payments of approximately $3,128,000, of which $1,982,000 has been paid through March 31, 2003. Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements and by entering into new collaborations. As a result of collaborative agreements we will not completely control the nature, timing or cost of bringing those products to market. In addition, we have various agreements with corporate partners that allow the partners to use our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the partner on its future sales of licensed vaccines that include QS-21, which may not be achieved.

Our cash, cash equivalents and short-term investments at March 31, 2003 were $103,065,000, an increase of $44,340,000 from December 31, 2002. During the three months ended March 31, 2003, we used cash primarily to finance operations, including our Oncophage clinical trials. Net cash used in operating activities for the three months ended March 31, 2003 and 2002 was $12,842,000 and $12,155,000, respectively. The increase resulted from the increase in the activity of our Oncophage clinical trials, on-going development activity, development of acquired technologies and the general expansion of our research and administrative operations. As we develop our technologies and expand our clinical trial programs we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. We expect to first generate revenues from our flagship product Oncophage during the fourth quarter 2004, and first generate cash from operations in 2006. Please see the “Forward-Looking Statements” section and the factors highlighted in that section that may cause actual results to differ materially from the forward-looking statements made in this section.

Net cash used in investing activities was $8,835,000 for the three months ended March 31, 2003 as compared to $1,773,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003 we invested $16,532,000 of our available cash in short-term investments and received proceeds from such investments of $9,882,000. Additionally, for the three months ended March 31, 2003, we invested $1,885,000 for the purchase of equipment and leasehold improvements and an additional $300,000 was contributed to a limited partnership. Our remaining commitment to this limited partnership on March 31, 2003 is $1,575,000 with contributions made as authorized by the general partner. We anticipate additional capital expenditures ranging from $10,000,000 to $15,000,000 for the remainder of 2003, which includes investments to complete the build-out of our new research and manufacturing facility in Lexington, Massachusetts. We are exploring possibilities for financing this build-out. If financing is not available at terms acceptable to us, our cash available for operations will be reduced.

Net cash provided by financing activities was $59,385,000 for the three months ended March 31, 2003 as compared to $55,804,000 for the three months ended March 31, 2002. Since inception, our primary source of financing has been from equity sales. During the three months ended March 31, 2003 and 2002, sales of equity and exercises of stock options totaled approximately $59,651,000 and $56,571,000, respectively. At March 31, 2003, we had outstanding $139,000 remaining debt balance under our credit facilities, which were used to finance the construction of our other manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance. During the three months ended March 31, 2003, we made debt payments of $266,000. Our future minimum payments on non-cancelable leases, before any sub-lease income, are for the remainder of 2003-$2,940,000; in 2004 — $3,210,000; in 2005 — $3,307,000; in 2006 — $3,879,000; in 2007 - $3,536,000 and thereafter — $13,788,000. Effective July 19, 2002 we sub-let part of our Framingham manufacturing, research and development, and office space and we have leased related leasehold improvements and equipment under agreements which expire December 31, 2006 with an option to extend until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. In addition, we sublet part of our Texas and New York facilities under agreements that expire in 2008 and 2004 respectively. We are contractually entitled to receive rental income of approximately $892,000 in 2003; $886,000 in 2004; $833,000 in 2005; $911,000 in 2006; $238,000 in 2007 and $20,000 in 2008; these payments, however, are subject to uncertainty.

We are currently involved in certain legal proceedings as detailed in Note G to our March 31, 2003 unaudited consolidated financial statements.

Related Parties

We have invested $1,425,000 in a limited partnership. One of our directors is the Chairman and Senior Managing Director and CEO of a partnership of funds that include the general partner of the limited partnership. For details refer to Note G to our unaudited consolidated financial statements.

As detailed in Note 11 to our consolidated financial statements included in our December 31, 2002 Form 10-K, our predecessor company, which remains a significant shareholder, approved a stock option plan pursuant to which our officers, directors, employees and consultants may be granted options in the predecessor company. In accordance with generally accepted accounting principles, options granted under this plan are accounted for as compensation expense by us and treated as a contribution to stockholders’ equity.

At March 31, 2003, affiliates are indebted to us for approximately $17,000, for certain expenses paid by us on their behalf (see Note 13 to our consolidated financial statements included in our December 31, 2002 Form 10-K as filed with the SEC).

Risk Factors

Our future operating results could differ materially from the results described above due to the risks and uncertainties described in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K as filed with the SEC in March 2003. In many cases, the accounting treatment of a particular transaction is dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as our critical accounting policies: research and development, investments, revenue recognition, and stock option accounting.

Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, clinical manufacturing costs, and related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial materials shipped to our research partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $10,316,000, and $8,171,000 for the three months ended March 31, 2003 and 2002, respectively.

We classify investments in marketable securities at the time of purchase. At March 31, 2003, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, accumulated other comprehensive income is reduced and the impairment is charged to operations.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in a limited partnership under the cost method and, as of March 31, 2003, we have included it in non-current other assets on the consolidated balance sheet, as more fully disclosed in Note F to our unaudited consolidated financial statements. The general partner of the limited partnership determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investments in the portfolio companies had been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership, and (v) the overall trend in venture capital valuations. Based on this analysis, for the three months ended March 31, 2003, we concluded that an other than temporary decline of $64,000 had occurred.

Revenue from product sales is recognized at the time of product shipment. Revenue for services under research and development grants and contracts are recognized as the services are performed, milestones are achieved, or clinical trial materials are provided.

We account for options granted to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss and pro forma net loss per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note E to our unaudited consolidated financial statements included in this report).

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to make capital expenditures, and foreign currency exchange risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2002, there has been no change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

We have cash equivalents and short-term investments at March 31, 2003, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government backed securities, our carrying value approximates the fair value of these investments at December 31, 2002 and March 31, 2003.

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

Item 4 — Controls and Procedures

Antigenics has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company. The Company has established a Management Disclosure Group that is made up of key management employees and executives, which includes the Chief Financial Officer, and reports directly to the Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. Within the

90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance during the period covered in this report.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future condition, regardless of how remote.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) and 20 of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity have been dismissed without prejudice. On July 15, 2002, Anitgenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted our motion to dismiss the Rule 10(b)-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 claim. We expect that the plaintiffs will file an amended complaint.

On February 11, 2003, we filed a complaint for undisclosed damages in the Federal District Court in the Southern District of New York against U.S. Bancorp Piper Jaffray for breach of fiduciary duty and breach of contract, and against Scott Beardsley and Peter Ginsburg for libel and intentional interference with economic relations in connection with our January 2002 follow-on stock offering. The suit alleges that, in retaliation for not being named lead underwriter of the follow-on offering, U.S. Bancorp Piper Jaffray dropped its research coverage and Peter Ginsburg and Scott Beardsley made false and defamatory statements about Antigenics with the purpose of harming our reputation and interfering with the follow-on stock offering. As part of its regulatory focus on investment banking and research analyst conflicts, the National Association of Securities Dealers (NASD) found that Scott Beardsley threatened to discontinue research coverage and stop making a market in our stock if we did not select U.S. Bancorp Piper Jaffray as lead underwriter for the secondary offering. As part of a settlement with NASD, US Bancorp Piper Jaffray and Scott Beardsley were censured and fined $250,000 and $50,000, respectively.

We currently are a party to other legal proceedings as well. While our management currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

	Exhibit 10.1	AIA document between Sasso Construction and Antigenics dated March 4, 2003. Filed herewith.

	Exhibit 10.2	License Agreement between the University of Connecticut Health Center and Antigenics Inc. dated May 25, 2001, as amended on March 18, 2003. Filed herewith.

	Exhibit 99.1	Risk Factors. Filed herewith.

	Exhibit 99.2	Section 906 Certification – Garo H. Armen

	Exhibit 99.3	Section 906 Certification – Jeff D. Clark

(b) Current Reports on Form 8-K

On January 8, 2003, we filed a Current Report on Form 8-K, pursuant to which we filed a lease agreement dated December 6, 2003 between Antigenics and BHX LLC, as Trustee of 3 Forbes Realty Trust, with respect to property located at 3 Forbes Road, Lexington, Massachusetts.

On January 27, 2003, we filed a Current Report on Form 8-K, pursuant to which we filed (i) an underwriting agreement dated January 23, 2003 between Antigenics, UBS Warburg LLC, Morgan Keegan and Company, Needham and Company, Inc., and Ryan Beck & Co. LLC, and (ii) an opinion from our legal counsel.

On April 16, 2003, we furnished a Current Report on Form 8-K, pursuant to which we furnished our press release dated April 16, 2003 announcing our financial results for the quarter ended March 31, 2003.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

Date: May 15, 2003	/s/ Garo H. Armen Garo H. Armen Ph.D., Chairman and Chief Executive Officer

/s/ Jeff D. Clark Jeff D. Clark, Chief Financial Officer

I, Garo H. Armen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Antigenics Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Garo H. Armen Garo H. Armen Ph.D., Chairman and Chief Executive Officer

I, Jeff D. Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Antigenics Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Jeff D. Clark Jeff D. Clark, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	AIA document between Sasso Construction and Antigenics dated March 4, 2003. Filed herewith.

10.2(1)	License Agreement between the University of Connecticut Health Center and Antigenics Inc. dated May 25, 2001, as amended on March 18, 2003. Filed herewith.

99.1	Risk Factors. Filed herewith.

99.2	Section 906 Certification — Garo H. Armen

99.3	Section 906 Certification — Jeff D. Clark

(1)  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.