Form 10-Q
period 2003-06-30
ANTIGENICS INC /DE/
filed 2003-08-14
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003	Commission File No. 000-29089

Antigenics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1562417
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Number of shares outstanding of the registrant’s Common Stock as of August 8, 2003: 39,472,196 shares

Antigenics Inc.

Quarterly Period Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1 — Unaudited Consolidated Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$59,021,564	$33,130,176
Short-term investments	24,685,803	25,595,082
Accounts receivable	543,041	1,115,793
Inventories	831,481	971,016
Prepaid expenses	1,868,632	1,698,330
Deferred offering costs	5,500	63,662
Other current assets	427,779	825,536

Total current assets	87,383,800	63,399,595
Plant and equipment, net of accumulated amortization and depreciation of $12,246,788 and $10,125,907 at June 30, 2003 and December 31, 2002, respectively	20,673,703	11,369,525
Goodwill	3,081,703	3,081,703
Other intangibles, net of accumulated amortization of $2,554,810 and $2,001,714 at June 30, 2003 and December 31, 2002, respectively	8,517,763	9,070,859
Other long-term assets	2,462,800	2,140,936

Total assets	$122,119,769	$89,062,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,035,534	$1,479,191
Accrued and other current liabilities	10,081,571	7,952,336
Current portion, long-term debt	224,506	539,370

Total current liabilities	11,341,611	9,970,897
Long-term debt	—	11,509
Other long-term liabilities	1,791,394	1,323,272

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 39,472,196 and 33,113,099 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	394,721	331,130
Additional paid-in-capital	352,462,914	291,363,260
Deferred compensation	(99,997)	(111,017)
Accumulated other comprehensive income (loss)	103,995	(61,945)
Accumulated deficit	(243,874,869)	(213,764,488)

Total stockholders’ equity	108,986,764	77,756,940

Total liabilities and stockholders’ equity	$122,119,769	$89,062,618

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2003 and 2002
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue:
Product sales	$921,817	$693,331	$1,806,975	$1,370,165
Research and development	33,334	85,401	928,468	266,788

Total revenue	955,151	778,732	2,735,443	1,636,953
Expenses:
Cost of sales	(474,589)	(370,568)	(1,095,114)	(661,396)
Research and development	(11,976,986)	(9,957,046)	(22,292,843)	(18,127,714)
General and administrative	(5,654,673)	(4,880,507)	(10,541,186)	(9,433,250)

Operating loss	(17,151,097)	(14,429,389)	(31,193,700)	(26,585,407)
Other income (expense):
Interest income	321,724	459,101	667,610	888,537
Interest expense	(3,771)	(134,162)	(16,469)	(296,377)
Non-operating income	214,524	—	432,178	—

Net loss	$(16,618,620)	$(14,104,450)	$(30,110,381)	$(25,993,247)

Net loss per common share, basic and diluted	$(0.42)	$(0.43)	$(0.78)	$(0.79)

Weighted average number of common shares outstanding, basic and diluted	39,385,325	33,066,340	38,484,836	32,725,014

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(unaudited)

	June 30,

	2003	2002

Cash flows from Operating Activities:
Net loss	$(30,110,381)	$(25,993,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,472,581	2,342,454
Stock options	693,858	348,756
Write-down of investments	116,705	—
Effect of accounting for asset retirement obligations	282,148	—
Changes in operating assets and liabilities:
Accounts receivable	572,752	(71,076)
Inventories	139,535	(351,935)
Prepaid assets	(170,302)	(230,009)
Accounts payable	(443,657)	(1,758,185)
Accrued expenses and other current liabilities	1,775,284	(790,496)
Other operating assets and liabilities	455,790	(141,065)

Net cash used in operating activities	(24,215,687)	(26,644,803)
Cash flows from investing activities:
Purchases of available for sale securities	(31,620,641)	(28,548,500)
Proceeds from available for sale securities	32,506,860	—
Investment in AGTC	(300,000)	(300,000)
Purchases of plant and equipment	(10,691,339)	(2,082,314)

Net cash used in investing activities	(10,105,120)	(30,930,814)
Cash flows from financing activities:
Net proceeds from sale of equity	59,596,618	56,089,334
Proceeds from exercise of stock options	801,669	432,996
Proceeds from employee stock purchase plan	140,281	89,904
Payments of long-term debt	(326,373)	(3,985,441)

Net cash provided by financing activities	60,212,195	52,626,793

Net increase (decrease) in cash and cash equivalents	25,891,388	(4,948,824)
Cash and cash equivalents, beginning of period	33,130,176	60,867,508

Cash and cash equivalents, end of period	$59,021,564	$55,918,684

Supplemental cash flow information:
Cash paid for interest	$13,544	$390,886
Non-cash investing and financing activities:
Effect of Statement of Financial Accounting Standards No. 143:
Plant and equipment	$532,324	$—
Asset retirement obligation	$814,472	$—

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 27, 2003.

Note B — Public Offering

In January 2003, pursuant to an effective registration statement with the SEC, we sold 6,250,000 shares of our common stock, $0.01 par value, at an average price of $9.92 per share. We received net proceeds of approximately $59,538,000, after subtracting offering costs of approximately $2,458,000.

Note C — Earnings Per Share

Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options and stock warrants. Because we report a net loss, diluted net loss per share is the same as basic net loss per share as the effect of outstanding stock options and stock warrants to weighted average shares outstanding would reduce the net loss per share. Therefore, outstanding stock options and stock warrants are not included in the calculation.

Note D — Inventories

Inventories consist of the following at:

	June 30, 2003	December 31, 2002

Finished goods	$673,000	$730,000
Work-in-process	30,000	138,000
Raw materials	128,000	103,000

Total inventories	$831,000	$971,000

Note E — Stock-Based Compensation

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation –

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(16,619,000)	$(14,104,000)	$(30,110,000)	$(25,993,000)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	17,000	101,000	77,000	225,000
Deduct: total stock-based employee and director compensation expense determined under fair-value based method for all awards	(1,159,000)	(962,000)	(2,138,000)	(1,784,000)

Pro forma net loss	$(17,761,000)	$(14,965,000)	$(32,171,000)	$(27,552,000)

Net loss per common share, basic and diluted:
As reported	$(0.42)	$(0.43)	$(0.78)	$(0.79)
Pro forma	$(0.45)	$(0.45)	$(0.84)	$(0.84)

The effects of applying SFAS No. 123, for either recognizing or disclosing compensation costs under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase right granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	2003	2002

Estimated volatility	63%	62%
Expected life in years - employee and director options	6	6
Expected life in years - employee stock purchase rights	1	1
Risk-free interest rate	1.22%	2.44%
Dividend yield	0%	0%

Effective June 10, 2003, our stockholders approved an amendment to our 1999 Equity Incentive Plan increasing the numbers shares of our Common Stock available under the plan from 4,800,000 shares to 6,000,000 shares and also approved a Directors’ Deferred Compensation Plan enabling directors to defer their cash compensation until their term as a director ends or until a specified date. Directors’ compensation may be deferred into an interest bearing account, a notional stock account, or a combination of both.

Note F — Comprehensive Loss

The following table provides the calculation of other comprehensive loss for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss	$(16,619,000)	$(14,104,000)	$(30,110,000)	$(25,993,000)
Unrealized gain (loss) on marketable securities, net	231,000	(42,000)	166,000	(120,000)

Other comprehensive loss	$(16,388,000)	$(14,146,000)	$(29,944,000)	$(26,113,000)

Note G — Commitments and Contingencies

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership, called Applied Genomic Technology Capital Fund (AGTC), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of June 30, 2003, we have invested $1,425,000, and have included this amount, net of impairment charges, in non-current other assets. During July 2003 we have contributed an additional $225,000 to AGTC. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investment in the portfolio companies have been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership and (v) the overall trend in venture capital valuations. Based on this analysis, during the year ended December 31, 2002, we concluded an other than temporary decline in the value of this investment had occurred and reduced the carrying value (the cost of our investment in this partnership) by $121,000. For the six months ended June 30, 2003, we concluded that an additional $117,000 other than temporary decline has occurred. The general partner of AGTC is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Chairman and Senior Managing Director and CEO of Flagship Ventures, a partnership of funds including NewcoGen Group Inc. and AGTC. In addition,

Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc.

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

In February 2001 we filed a complaint against 8 Cabot Road Inc. and 12 Cabot Road Inc. for breach of contract and against Susan F. Brand for breach of fiduciary duty for failure to return a $350,000 deposit held in escrow in connection with a purchase and sale agreement for property to expand our Woburn facility. On March 26, 2003, the parties reached an agreement that extends the current lease term of our Woburn facility, at our current monthly rental rate, from August 2003 to November 2003 with an option to extend further to January 2004 in return for which, we have agreed to let the defendants keep the $350,000 security deposit. They have paid us the interest income that was earned on the deposit to-date. The deposit is included in other current assets in the accompanying consolidated balance sheets at June 30, 2003 and December 31, 2002 and beginning on March 26, 2003 is being charged to operations over the remaining life of the lease.

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) and 20 of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted our motion to dismiss the Rule 10(b)-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 claim. Currently, Antigenics, along with numerous other issuer companies, is in settlement discussions with plaintiffs and anticipates that a settlement will be reached without incurring out of pocket costs. Until the settlement is finalized, we cannot make an estimate of possible loss, if any, related to this litigation.

Note H — Accounting for Asset Retirement Obligations

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation. Changes in the liability due to accretion will be charged to the consolidated statement of operations, whereas changes due to the timing of amount of cash flows will be an adjustment to the carrying amount of the related asset. We have adopted SFAS No. 143 effective January 1, 2003, the impact of which was immaterial to our consolidated financial statements. Had SFAS No. 143 been in effect during the years presented below and the three and six months ended June 30, 2002, net loss and net loss per share, basic and diluted, would have been as follows:

	Year ended December 31,			Three months ended	Six months ended

	2000	2001	2002	June 30, 2002	June 30, 2002

Net loss, as reported	$(46,729,000)	$(73,541,000)	$(55,878,000)	$(14,104,000)	$(25,993,000)
Depreciation expense	(43,000)	(43,000)	(43,000)	(11,000)	(22,000)
Accretion expense	(16,000)	(17,000)	(18,000)	(4,500)	(9,000)

Pro forma net loss	$(46,788,000)	$(73,601,000)	$(55,939,000)	$(14,119,500)	$(26,024,000)

Net loss per common share, basic and diluted:
As reported	$(1.90)	$(2.61)	$(1.70)	$(0.43)	$(0.79)
Pro forma	$(1.90)	$(2.62)	$(1.70)	$(0.43)	$(0.80)

The pro forma liability for asset retirement obligations would have been as follows:

	Year ended December 31,
	2000	2001	2002

Long-term liabilities, less current portion, as reported	$2,651,000	$1,414,000	$1,335,000
Asset retirement obligation	332,000	349,000	367,000

Pro forma long-term liabilities, less current portion	$2,983,000	$1,763,000	$1,702,000

Note I – Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments within the scope of SFAS No. 150 as of June 30, 2003, and, therefore, SFAS No. 150 will have not have an impact to our consolidated financial statements.

Note J – Subsequent Event

On July 17, 2003, we entered into a $17,100,000 debt facility with GE Capital. On July 25, 2003 we drew down $9,545,000 to finance the build-out of our Lexington, Massachusetts facility. As we utilize the debt facility, separate promissory notes will be executed. Each note will have a term of thirty-six months with the interest rate based on the Federal Reserve’s three year Treasury Constant Maturities Rate plus 1.875% fixed at the closing of each note. Each note is collateralized by a 50% cash security deposit as well as our fixed assets, accounts receivable, inventory and intangible assets excluding our intellectual property.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are currently researching and developing products to treat cancers, infectious diseases, and autoimmune disorders. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our flagship product candidate, Oncophage. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, and integration of our acquisitions.

We have incurred significant losses since our inception. To date, we have generated product revenues from one product. Our revenues from this product were $922,000 and $693,000 for the three months ended June 30, 2003 and 2002, respectively. During the three months ended June 30, 2003 and 2002, we also had research and development revenues of $33,000 and $85,000, respectively, representing shipments of our adjuvant QS-21 to be used in clinical trials by our partners. As of June 30, 2003, we had an accumulated deficit of approximately $243,875,000. We do not expect to generate significant revenues until 2005, and thus, we expect to continue to incur net losses as we continue our clinical trials, apply for regulatory approvals, build a sales force and marketing department, continue development of our technology and expand our operations. We continue to be dependent on equity and debt financings to fund our business activities.

Forward-Looking Statements

This report contains forward-looking statements, including the statements regarding the expected renewal of our supply agreement with Virbac, S.A., the sufficiency of current working capital to fund operations into the third quarter of 2004, our ability to first generate revenues from Oncophage during 2005, our ability to begin generating cash from operations in 2006, our plans to enter into additional collaborations, our spending plans, our interest rate and foreign currency risk exposure, receipt of rental income under subleases, and other statements expressed in terms of our expectations, plans or goals. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in these forward-looking statements. These risks and uncertainties include, among others, that we may not be able to enroll sufficient numbers of patients in our clinical trials; that our clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that we may be unable to obtain the regulatory approvals necessary to conduct additional clinical trials or to market products; that we may fail to adequately protect our intellectual property or that we are determined to infringe on the intellectual property of others; changes in financial markets and geopolitical developments; the solvency of counter-parties under subleases and general real estate risks; and the factors identified below under “Factors That May Impact Future Results”. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we undertake no obligation to update or revise the statements.

Historical Results of Operations

Three Months Ended June 30, 2003 Compared To The Three Months Ended June 30, 2002

Revenue: We generated $922,000 and $693,000 of product revenue during the three months ended June 30, 2003 and 2002, respectively. We had $33,000 and $85,000 of research and development revenue during the three months ended June 30, 2003 and 2002, respectively. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive, perpetual worldwide rights to market the product. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac S.A. through month-to-month supply agreements. A long-term supply agreement is under negotiation. If a long-term supply agreement is not executed, or if we cease to ship them product on a month-to-month basis, we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities include shipments of our adjuvant QS-21 to be used in clinical trials by our partners.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $475,000 and $371,000 for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, cost of sales was 51% and 53%, respectively, of product sales.

Research and Development: Research and development expenses increased 20% to $11,977,000 for the three months ended June 30, 2003 from $9,957,000 for the three months ended June 30, 2002. The increase was primarily due to the advancement of our Oncophage Phase III clinical trials in kidney cancer and melanoma and the increased activity in our AG-858 and Aroplatin activities which increased $1,672,000 for the three months ended June 30, 2003 over the same period in 2002. Also adding to the increase was an increase in the non-cash charge for options granted and earned by outside advisors and employees of $231,000 over the same period in 2002. Other research and development expenses increased $117,000 for the three months ended June 30, 2003 over the same period in 2002. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 16% to $5,655,000 for the three months ended June 30, 2003 from $4,881,000 for the three months ended June 30, 2002. The increase was primarily due to a $407,000 increase in rent expense due to the amortization of our 8 Cabot Rd. settlement and fees due on our lease of our Lexington facility incurred during the three months ended June 30, 2003. Also adding to the increase is the increase in our non-cash charge for options granted and earned by outside advisors, directors and employees of $250,000 for the quarter ended June 30, 2003 over the same period in 2002. Our other general and administrative expenses increased $117,000 for the three months ended June 30, 2003 over the same period in 2002. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest Income: Interest income decreased 30% to $322,000 for the three months ended June 30, 2003 from $459,000 for the same period in 2002. This decrease is attributable to lower interest rates during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Our average interest rate decreased from approximately 1.97% for the three months ended June 30, 2002, to approximately 1.37% for the three months ended June 30, 2003.

Interest expense: Interest expense decreased 97% to $4,000 for the three months ended June 30, 2003 from $134,000 for the three months ended June 30, 2002. The decrease is attributable to our reduced debt balance during the three-month period ended June 30, 2003 as compared to our debt outstanding during the three-month period ended June 30, 2002.

Non-operating income: Non-operating income was $215,000 for the three months ended June 30, 2003 and represents rental income earned from our sublet properties.

Six Months Ended June 30, 2003 Compared To The Six Months Ended June 30, 2002

Revenue: We generated $1,807,000 and $1,370,000 of product revenue during the six months ended June 30, 2003 and 2002, respectively. We had $928,000 and $267,000 of research and development revenue during the six months ended June 30, 2003 and 2002, respectively. Product revenues consist of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive, perpetual worldwide rights to market the product. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac S.A. through month-to-month supply agreements. A long-term supply agreement is under negotiation. If a long-term contract is not executed, or if we cease to ship them product on a month-to-month basis, we may not generate further revenues from the sale of this product, the only product we currently sell. Revenues from research and development activities include shipments of our adjuvant QS-21 to be used in clinical trials by our partners and research grants earned. Research and development revenue has increased $661,000 for the six months ended June 30, 2003 over the same period in 2002 primarily due to a large, non-recurring shipment of QS-21 to one of our corporate partners.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $1,095,000 and $661,000 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, cost of sales was 61% and 48%, respectively, of product sales. This increase is related to the decreased utilization of our FeLV manufacturing facility, which increased the overhead allocation in addition to the sale of QA-21 adjuvant, a product with higher manufacturing costs.

Research and Development: Research and development expenses increased 23% to $22,293,000 for the six months ended June 30, 2003 from $18,128,000 for the six months ended June 30, 2002. The increase was primarily due to the advancement of our Oncophage Phase III clinical trials in kidney cancer and melanoma and the increased activity in our AG-858 and Aroplatin activities which increased $2,675,000 for the six months ended June 30, 2003 over the same period in 2002. In addition, depreciation and amortization expense on our research and development assets increased $498,000 mainly due to the adoption of SFAS No. 143 during the first quarter of 2003. Payroll related expenses increased $390,000 over the six months ended June 30, 2002 due to the increased trial related activity. Also adding to the increase was an increase in the non-cash charge for options granted and earned by outside advisors, and employees of $110,000 over the same period in 2002. Other research and development expenses increased $492,000 for the six months ended June 30, 2003 over the same period in 2002. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 12% to $10,541,000 for the six months ended June 30, 2003 from $9,433,000 for the six months ended June 30, 2002. The increase was primarily due to a $585,000 increase in rent expense due to the amortization of our 8 Cabot Rd. settlement and fees due on our lease of our Lexington facility incurred during the six months ended June 30, 2003. Also adding to the increase is the increase in our non-cash charge for options granted and earned by outside advisors, directors and employees of $235,000 for the six months ended June 30, 2003 over the same period in 2002 and the 2003 charge for the impairment of our investment in AGTC of $117,000. Our other general and administrative expenses increased $171,000 for the six months ended June 30, 2003 over the same period in 2002. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest Income: Interest income decreased 25% to $668,000 for the six months ended June 30, 2003 from $889,000 for the same period in 2002. This decrease is attributable to lower interest rates during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Our average interest rate decreased from approximately 1.9% for the six months ended June 30, 2002, to approximately 1.36% for the six months ended June 30, 2003.

Interest expense: Interest expense decreased 95% to $16,000 for the six months ended June 30, 2003 from $296,000 for the six months ended June 30, 2002. The decrease is attributable to our reduced debt balance during the six-month period ended June 30, 2003 as compared to our debt outstanding during the six-month period ended June 30, 2002.

Non-operating income: Non-operating income was $432,000 for the six months ended June 30, 2003 and represents rental income earned from our sublet properties.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to each of our three largest research and development programs. These research and development programs contain our four lead products, Oncophage®, AG-858, Aroplatin™, and AG-702/70X, as indicated in the following table.

		Six Months Ended	Year ended December 31,
Research and Development Program	Lead Product	June 30, 2003	2002	2001	2000	Prior to 2000

Heat Shock Proteins for Cancer	Oncophage & AG-858	$19,326,000	$32,367,000	$23,277,000	$15,290,000	$21,508,000
Heat Shock Proteins for Infectious Diseases	AG-702/70X	1,101,000	1,301,000	735,000	866,000	1,219,000
Liposomal Cancer Treatments*	Aroplatin	461,000	2,149,000	1,442,000	—	—
Other Research and Development Programs		1,405,000	4,166,000	5,903,000	1,419,000	1,171,000

Total Research and development expenses		$22,293,000	$39,983,000	$31,357,000	$17,575,000	$23,898,000

          *Prior to 2001 costs were incurred by Aronex Pharmaceuticals, a company we acquired in July 2001

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll related expenses and other overhead costs based on estimated usage of each by each program. Each of our lead products is in various stages of completion as described below. As we expand our clinical studies, we will enter into additional agreements. Significant additional expenditures will be required as we complete our clinical trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new products is lengthy, expensive and uncertain. Because the successful development of our products is highly uncertain, we are unable to estimate the cost of completing our research and development programs. Additionally, because AG-858, Aroplatin and AG-702/70X are in early-stage clinical development, we are unable to estimate the timing of bringing these products to market and, therefore, when material cash inflows could commence.

          Oncophage

We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, over 500 patients have been treated with Oncophage in our various clinical trials. We have ongoing Phase I and Phase II trials in several types of cancer as well as ongoing Phase III trials for renal cell carcinoma and for melanoma. We have met our initial enrollment target in our Phase III trial for renal cell carcinoma and we expect to complete an interim analysis of the data from this trial in late 2003. If the FDA considers the trial and the results from the interim analysis to be acceptable for filing, we would expect to submit a biologics license application (BLA) to the FDA during 2004, and if approved by the FDA, launch Oncophage in late 2004. This expected timeline constitutes a forward-looking statement; please see the section entitled, “Factors That May Impact Future Results” for more information on the risks and uncertainties that may impact our expected timeline for Oncophage. We will be required to finance our future operations by raising additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Any changes to the timeline noted above could have an adverse effect on our results of operations, financial position and liquidity. We may then be required to delay, reduce, or eliminate some or all of our Oncophage research development programs and some or all of our clinical trials.

          AG-858

In December 2002, we reported interim data from an ongoing pilot Phase I clinical trial which we are sponsoring using AG-858 for the treatment of chronic myelogenous leukemia, or CML. In April 2003, we initiated a Phase II trial in CML. We expect to complete this trial in the first half of 2004.

          Aroplatin

We initiated Phase II clinical trials of Aroplatin for colorectal cancer and other solid tumors in 2002. We expect to release data from the colorectal cancer trial in the third quarter of 2003.

          AG-702/70X

We initiated a pilot Phase I clinical trial of AG-702 in the fourth quarter of 2001 which we expect to complete during 2003. AG-702 is a vaccine formulation containing one antigen, or target, of the herpes virus. We expect to initiate during 2003, a Phase I/II clinical trial of AG-70X, a vaccine formulation that contains more than one antigen, or target, for the treatment of genital herpes in the first half of 2004.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of June 30, 2003, we had incurred an accumulated deficit of $243,875,000. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash, cash equivalent and short-term investment balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through June 30, 2003, we raised aggregate net proceeds of $264,224,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $3,481,000 under our $5,000,000 credit facility. We also assumed term loan agreements and a convertible note payable with a combined outstanding balance, at the respective merger dates, of $6,159,000 in connection with the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. In January 2002, we sold 4,000,000 shares of our common stock for net proceeds of approximately $56,000,000. In January 2003, we sold an additional 6,250,000 shares of our common stock for net proceeds of approximately $59,500,000. In April 2003, we filed a registration statement for the potential issuance of up to $100 million of registered securities. As of the date of this report, the SEC has not declared this registration statement effective; we will not sell any securities under this registration statement prior to when it becomes effective. In addition, on July 17, 2003, we entered into a $17 million debt facility to finance the build-out of our Lexington, Massachusetts facility. Through July 30, 2003 we have borrowed $9.5 million under this debt facility. We expect that we will be able to fund our capital expenditures and growing operations with our current working capital into the third quarter of 2004. In order to fund our needs subsequently, we will need to raise additional money and may be able to do so by: (i) completing an equity offering, (ii) out-licensing technologies or products to one or more corporate partners, (iii) renegotiating license agreements with current corporate partners, (iv) completing an outright sale of assets that are not core to our business strategy or (v) securing additional debt financing. Our ability to successfully enter into any arrangements is uncertain and, if funds are not available, we may be required to revise our planned clinical trials and other development activities and capital expenditure requirements. We expect to attempt to raise additional funds substantially in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long term needs of the business. Satisfying long-term liquidity will require the successful commercialization of Oncophage or other products and may require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and products acquired as a result of our acquisitions. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be approximately $43,893,000 over the term of the studies. Through June 30, 2003, approximately $18,317,000 has been expensed as research and development expenses in the consolidated statements of operations and $13,218,000 has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services. As we expand our clinical studies we plan to enter into additional agreements. We anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations and bring our products to market. In addition, we have entered into sponsored research agreements related to our products that require payments of approximately $3,128,000, of which $2,065,000 has been paid through June 30, 2003. Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements with academic and corporate collaborators and licensees, and by entering into new collaborations. As a result of collaborative agreements we will not completely control the nature, timing or cost of bringing those products to market. We have various agreements with corporate partners that allow the partners to use our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the partner on its future sales of licensed vaccines that include QS-21, which may not be achieved.

Our cash, cash equivalents and short-term investments at June 30, 2003 were $83,707,000, an increase of $24,982,000 from December 31, 2002. During the six months ended June 30, 2003, we used cash primarily to finance operations, including our Oncophage clinical trials, and to build-out our new office, manufacturing and research facility. Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was $24,216,000 and $26,645,000, respectively. The decrease resulted primarily from the increase in our accrued expenses and other current liabilities directly related to our increased clinical trial activity. Our policy is to estimate the total cost to treat a patient in each clinical trial and recognize this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Due to the clinical review that is required prior to processing payments, there is a lag between the time we accrue for these costs and the time when we make payment. As we develop our technologies and expand our clinical trial programs we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. We expect to first generate revenues from our flagship product Oncophage during 2005, and to first generate cash from operations during 2006. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section, which may cause actual results to differ materially from the forward-looking statements made in this section.

Net cash used in investing activities was $10,105,000 for the six months ended June 30, 2003 as compared to $30,931,000 for the six months ended June 30, 2002. During the six months ended June 30, 2003 we invested $31,621,000 of our available cash in short-term investments and received proceeds from such investments of $32,507,000. Additionally, for the six months ended June 30, 2003, we invested $10,691,000 for the purchase of equipment and leasehold improvements primarily related to the build-out of our new research and manufacturing facility in Lexington, Massachusetts. We anticipate additional capital expenditures ranging from $5,000,000 to $10,000,000 for the remainder of 2003. In addition, a $300,000 contribution was made to AGTC. Our remaining commitment to AGTC on June 30, 2003 is $1,575,000 with contributions made as authorized by the general partner. On July 17, 2003, we entered into a $17,100,000 debt facility to finance first phase of the build-out of our Lexington facility. We expect the total costs associated with this build-out to be approximately $15 million to $20 million, including amounts expended to date.

Net cash provided by financing activities was $60,212,000 for the six months ended June 30, 2003 as compared to $52,627,000 for the six months ended June 30, 2002. Since inception, our primary source of financing has been from equity sales. During the six months ended June 30, 2003 and 2002, sales of equity and exercises of stock options totaled approximately $60,480,000 and $56,662,000, respectively. At June 30, 2003, we had a $78,000 debt balance under our credit facilities, which were used to finance the construction of our other manufacturing and laboratory facilities and to purchase related equipment. Loans that were drawn down on the credit facilities are secured by the specific assets which they finance, including leasehold improvements. During the six months ended June 30, 2003, we made debt payments of $326,000. Our future minimum payments on non-cancelable leases, before any sub-lease income, for the remainder of 2003 are $1,948,000; in 2004 - $3,210,000; in 2005 - $3,307,000; in 2006 - $3,879,000; in 2007 - $3,536,000 and thereafter - $13,788,000. Effective July 19, 2002 we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. and we have leased related leasehold improvements under agreements which expire December 31, 2006 with an option to extend until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. In addition, we sublet part of our Texas and New York facilities to a number of small private companies under agreements that expire in 2008 and 2004 respectively. We are contractually entitled to receive rental income of approximately $892,000 in 2003; $886,000 in 2004; $833,000 in 2005; $911,000 in 2006; $238,000 in 2007

and $20,000 in 2008; the collection of this income, however, is subject to uncertainty.

We are currently involved in certain legal proceedings as detailed in Note G to our June 30, 2003 unaudited consolidated financial statements. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

Related Parties

As of June 30, 2003, we have invested $1,425,000 in a limited partnership – Applied Genomic Technology Capital Fund, or AGTC. Our total capital commitment to AGTC is $3,000,000. One of our directors, Noubar Afeyan, Ph.D., is the Chairman and Senior Managing Director and CEO of a partnership of funds that include the general partner of AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc. For details refer to Note G to our unaudited consolidated financial statements.

As detailed in Note 11 to our consolidated financial statements included in our December 31, 2002 Form 10-K filed with the SEC, our predecessor company, Founder Holdings, Inc., which, indirectly, remains a significant shareholder, approved a stock option plan pursuant to which our officers, directors, employees and consultants may be granted options in the predecessor company. In accordance with generally accepted accounting principles, options granted under this plan are accounted for as compensation expense by us and treated as a contribution to stockholders’ equity.

At December 31, 2002 and at June 30, 2003, Founder Holding, Inc. and Antigenics Holdings L.L.C. were indebted to us for approximately $17,000 and $19,000, for certain expenses paid by us on their behalf (see Note 13 to our consolidated financial statements included in our December 31, 2002 Form 10-K filed with the SEC).

We currently have a QS-21 license and supply agreement with Neuralab Limited, a wholly-owned subsidiary of Elan Corporation, plc, for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, is the non-executive Chairman of Elan and a nominal employee of a different wholly-owned subsidiary of Elan. For the six months ended June 30, 2003, no revenues were earned under these agreements and accordingly, at June 30, 2003, we had no amounts due us under these agreements.

In February 1998 we entered into a research agreement with the University of Connecticut Health Center (UConn) to fund research in Dr. Pramod Srivastava’s laboratory at UConn. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine and one of our directors. The research agreement has a term of approximately five years and calls for payments to UConn totaling a minimum of $5,000,000, payable quarterly at the rate of $250,000 (contingent on the continuing employment of Dr. Srivastava by UConn). In return, we have an option to obtain an exclusive license to new inventions (as defined in the research agreement) subject to our payment to UConn of royalties at varying rates upon commercialization of a product utilizing technology discovered under the research agreement. This agreement has been extended until December 31, 2003 for a fee of $1,200,000, payable quarterly at the rate of $300,000.

Factors That May Impact Future Results

Our future operating results could differ materially from the results described above due to the risks and uncertainties described below.

RISKS RELATED TO OUR BUSINESS

IF WE INCUR OPERATING LOSSES FOR LONGER THAN WE EXPECT, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

From our inception through June 30, 2003, we have generated net losses totaling $244 million. Our net losses for the six months ended June 30, 2003, and for the years ended December 31, 2002, 2001, and 2000 were $30 million, $56 million, $74 million and $47 million, respectively. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase III clinical trials are particularly expensive to conduct. We do not expect to generate cash from operations until 2006.

IF WE ARE UNABLE TO EXECUTE A LONG-TERM SUPPLY AGREEMENT, WE MAY NOT GENERATE FURTHER PRODUCT SALES REVENUE.

To date, we have generated product sales revenue from only one product, our feline leukemia vaccine named Quilvax-FELV™. Our revenues from Quilvax-FELV were $1.8 million, $2.6 million, $1.6 million and $363,000 for the six months ended June 30, 2003 and for the years ended 2002, 2001 and 2000, respectively. These revenues are generated through sales of Quilvax-FELV to our marketing partner Virbac, S.A. Our original supply agreement with Virbac, S.A. expired in July 2002, at which point we began to supply product to Virbac, S.A. through month-to- month supply agreements. A long-term supply agreement is under negotiation. If a long-term agreement is not executed, or if we cease to ship them product on a month-to-month basis, we may not generate further revenues from the sale of this product, which is the only product we currently sell. However, the foregone profits from sales of this product would not be substantial. In addition, any regulatory, marketing or other difficulties we experience with Quilvax-FELV, could jeopardize that revenue stream.

IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO ADVANCE OUR DEVELOPMENT PROGRAMS AND COMPLETE OUR CLINICAL TRIALS.

On June 30, 2003, we had approximately $83.7 million in cash, cash equivalents and short-term investments. In January 2003, we sold 6,250,000 shares of our common stock, raising net proceeds of $59.5 million. We expect that we could fund our development programs, clinical trials, and other operating expenses into the third quarter of 2004. We plan to raise additional funds prior to that time. For the six months ended

June 30, 2003, our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $5.8 million. Total capital expenditures for the six months ended June 30, 2003 were $10.7 million. We anticipate additional capital expenditures ranging from $5 million to $10 million for the remainder of 2003. Since our inception, we have financed our operations primarily through the sale of equity. In order to finance our future operations, we will be required to raise additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our lead cancer vaccine, Oncophage. We also may be forced to license technologies to others under the agreements which allocate to third parties substantial portions of the potential value of these technologies.

WE MAY NOT RECEIVE SIGNIFICANT PAYMENTS FROM COLLABORATORS DUE TO UNSUCCESSFUL RESULTS IN EXISTING COLLABORATIONS OR FAILURE TO ENTER INTO FUTURE COLLABORATIONS.

Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing. Our collaborations involving QS-21, for example, depend on our partners successfully completing clinical trials and obtaining regulatory approvals. These activities frequently fail to produce marketable products. For example, in March 2002, Elan Corporation and Wyeth Ayerst Laboratories announced a decision to permanently cease dosing patients in their Phase IIA clinical trial of their lead Alzheimer’s vaccine containing our QS-21 adjuvant. Several of our agreements also require us to transfer important rights to our collaborators and licensees. As a result of collaborative agreements, we will not completely control the nature, timing or cost of bringing these products to market. These collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing the program or elect to collaborate with a different company. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. As a result of these factors, our strategic collaborations may not yield revenues. In addition, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities.

WE MUST RECEIVE SEPARATE REGULATORY APPROVALS FOR EACH OF OUR DRUGS AND VACCINES FOR EACH TYPE OF DISEASE BEFORE WE CAN MARKET AND SELL THEM IN THE UNITED STATES OR INTERNATIONALLY.

We and our collaborators cannot sell any drug or vaccine until it receives regulatory approval from federal, state and local governmental authorities in the United States, including the United States Food and Drug Administration, or FDA, and from similar agencies in other countries. Oncophage and any other drug candidate could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

We expect to announce the result of the interim analysis of the data from our Phase III trial of Oncophage for patients with renal cell carcinoma during the fourth quarter of 2003. Because Oncophage is our flagship product candidate, a negative result from this interim analysis would have a significant negative impact on our prospects and would likely cause a sharp sell-off of our stock in the market. Furthermore, a positive result of the interim analysis would not assure that the FDA would grant us accelerated approval of Oncophage based on the interim data alone as data from clinical trials are subject to varying interpretations. Additionally, the data from the interim analysis would not assure that the final data from the trial would sufficiently demonstrate the level of efficacy or safety necessary to support approval by the FDA. Similarly, if the results from our Phase III trial of Oncophage for patients with melanoma are not positive, it would also have a significant negative impact on our prospects. If the results in our Phase III trials are not sufficiently positive to garner approval from regulatory agencies, we may abandon development of Oncophage for the applicable indication or we may expend considerable resources repeating the trials or starting different trials, with reduced prospects for generating revenue in the near term.

THE REGULATORY APPROVAL PROCESS IS UNCERTAIN, TIME-CONSUMING AND EXPENSIVE.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially, based on the type, complexity and novelty of the product. Our flagship product candidate, Oncophage, is a novel cancer therapeutic vaccine that is personalized for each patient. To date, the FDA and foreign regulatory agencies have approved only a limited number of cancer therapeutic vaccines for commercial sale and have relatively little experience in reviewing personalized medicine therapies. This lack of experience may lengthen the regulatory review process for Oncophage, increase our development costs and delay or prevent our commercialization efforts.

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug or vaccine is safe and effective for the applicable disease. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure of clinical trials or the ability to interpret the data from the trials; we may encounter similar problems. The risk of these problems may be heightened because we initiated our Phase III Oncophage clinical trials in renal cell carcinoma and melanoma before the FDA’s Special Protocol Assessment program was available and we therefore do not have formal determination by the FDA that these trials can form the primary basis of an efficacy claim in a BLA.

The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding adverse patient reactions, and demonstrating in a scientifically significant manner the efficacy of a product. The timing and success of our Phase III trials in particular are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests and clinical data. If the FDA and other regulatory agenicies are not satisfied with such matters and/or our current Phase III trials yield inconclusive or negative results, we may be required to modify or to expand the scope of our Phase III studies or conduct additional Phase III studies to support a BLA filing. In that event, the launch of Oncophage would likely be delayed and the costs of developing Oncophage would increase. We rely on third party clinical investigators to conduct our clinical trials and as a result, we may encounter delays outside our control. Future clinical trials may not show that our drugs and vaccines are safe and effective. In addition, we or the FDA might delay or halt the clinical trials, including our Phase III trials of Oncophage, for various reasons, including:

•	failure to comply with extensive FDA regulations;

•	the product may not appear to be more effective than current therapies;

•	the product may have unforeseen or significant adverse side effects or other safety issues;

•	the time required to determine whether the product is effective may be longer than expected;

•	we may be unable to adequately follow or evaluate patients after treatment with the product;

•	patients may die during a clinical trial because their disease is too advanced or because they experience medical problems that may not be related to the product;

•	sufficient numbers of patients may not enroll in our clinical trials; or

•	we may be unable to produce sufficient quantities of the product to complete the trial.

     Furthermore, regulatory authorities, including the FDA, may have varying interpretations of our pre-clinical and clinical trial data, which could delay, limit or prevent regulatory approval or clearance. Any delays or difficulties in obtaining regulatory approval or clearances for our drugs or vaccines may:

•	adversely affect the marketing of any products we or our collaborators develop;

•	impose significant additional costs on us or our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain; and

•	limit our ability to receive royalties and generate revenue and profits.

     If we do not receive regulatory approval for our products in a timely manner, we will not be able to commercialize them in the timeframe anticipated, and therefore, our business will suffer.

EVEN IF WE RECEIVE REGULATORY APPROVAL FOR OUR PRODUCTS, THE FDA MAY IMPOSE LIMITATIONS ON THE INDICATED USES FOR WHICH OUR PRODUCTS MAY BE MARKETED OR SUBSEQUENTLY WITHDRAW APPROVAL.

     The FDA and international regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation could reduce the size of the potential market for that product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Failure to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew our marketing applications and criminal prosecution.

IF WE ARE UNABLE TO PURIFY HEAT SHOCK PROTEINS FROM SOME CANCER TYPES, THE SIZE OF OUR POTENTIAL MARKET WOULD DECREASE.

     Heat shock proteins occur naturally in the human body and activate powerful cellular immune responses. Our ability to successfully commercialize Oncophage or AG-858 for a particular cancer type depends on our ability to purify heat shock proteins from that type of cancer. Based on our clinical trials conducted to date, in renal cell carcinoma, we have been able to manufacture Oncophage from 94% of the tumors delivered to our manufacturing facility; for melanoma, 88%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; and for pancreatic cancer, 30%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have recently made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase I pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type to 46%. We have successfully manufactured AG-858 for 100% of the patient samples received.

     We may encounter this problem or similar problems with other types of cancers as we expand our research. If we cannot overcome these problems, the number of cancer types that Oncophage could treat would be limited.

IF WE FAIL TO SUSTAIN AND FURTHER BUILD OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS WILL BE ABLE TO TAKE ADVANTAGE OF OUR RESEARCH AND DEVELOPMENT EFFORTS TO DEVELOP COMPETING PRODUCTS.

     If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 69 issued United States patents and 96 foreign patents. We also have rights to 61 pending United States patent applications and 116 pending foreign patent applications. However, our patents may not protect us against our competitors. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged in court, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents, which are issued, may not contain claims which will permit us to stop competitors from using similar technology.

     In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We generally require each of our employees, consultants, collaborators, and certain contractors to execute a confidentiality agreement at the commencement of an employment, consulting, collaborative or contractual relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

WE MAY INCUR SUBSTANTIAL COSTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE UNABLE TO PROTECT OUR RIGHTS TO, OR USE, OUR TECHNOLOGY.

     If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that our patents are invalid and should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of our patents. In addition, there is a risk that the court will decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities are not covered by (that is, do not infringe) our patents.

     Furthermore, a third party may claim that we are using inventions covered by such third party’s patents and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We know of patents issued to third parties relating to heat shock proteins and alleviation of symptoms of cancer, respectively. We have reviewed these patents, and we believe, as to each claim in the patents, that we either do not infringe the claim of the patents or that the claim is invalid. Moreover, patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotech companies, have received this type of communication, including with respect to the third party patents mentioned above. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Additionally, one of the patent applications licensed to us contains claims that are substantially the same as claims in three of the third party patents relating to heat shock proteins. The United States Patent and Trademark Office has declared an interference proceeding with respect to our pending U.S. Patent Application Serial No. 08/527,391 and two of these third party patents (U.S. Patent No. 5,747,332 and U.S. Patent No. 6,066,716) to resolve this conflict. Our request to have the third patent (U.S. Patent No. 6,433,141) included within the interference is under consideration by the Patent and Trademark Office. The claims of our application are concerned with technology relating to certain heat shock protein-peptide complexes and methods for preparing those complexes. In an interference proceeding, the party with the earliest effective filing date has certain advantages. Although we believe that our claims have an earlier effective filing date than the conflicting claims of the other patents, if this third party were to prevail in the interference proceeding, it could result in abandonment of our patent application and the potential need to seek a license from this party which may not be available on reasonable terms, if at all.

     Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations.

WE FACE LITIGATION THAT COULD RESULT IN SUBSTANTIAL DAMAGES AND MAY DIVERT MANAGEMENT’S TIME AND ATTENTION FROM OUR BUSINESS.

     Antigenics, our chairman and chief executive officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court in the Southern District of New York. Dr. Armen was dismissed without prejudice from these claims in October 2002. Several of plaintiff’s claims against Antigenics were dismissed with leave to amend in February 2003. For more detail regarding the status of the litigation as of June 30, 2003, please see the description under Item 1, Legal Proceedings in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

     The suit alleges that these underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the underwriters’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. We are currently in settlement discussions with plaintiffs, however a failure to finalize a settlement could require our paying substantial damages. Regardless of the outcome, participation in a lawsuit may cause a diversion of our management’s time and attention from our business.

     In addition, we are involved in other litigation and may become involved in additional litigation with our commercial partners or with others. Any such litigation could be expensive in terms of out-of-pocket costs and management time, and the outcome of any such litigation will be uncertain.

IF WE FAIL TO KEEP KEY MANAGEMENT AND SCIENTIFIC PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR THERAPEUTIC DRUGS OR VACCINES, CONDUCT CLINICAL TRIALS AND OBTAIN FINANCING.

     We are highly dependent on our senior management and scientific personnel, particularly Garo H. Armen, Ph.D., our chairman and chief executive officer, Pramod K. Srivastava, Ph.D., our scientific founder, a member of our board of directors and chairman of our scientific advisory board, Russell Herndon, our president and chief operating officer, and Elma Hawkins, Ph.D., our vice chairman. Since our manufacturing process is unique, our manufacturing and quality control personnel are also very important. The competition for these and other qualified personnel in the biotechnology field is intense. We have no employment agreements with Dr. Armen or Mr. Herndon. We have an employment agreement with Dr. Hawkins. The initial expiration date of Dr. Hawkins’ employment agreement was June 1, 1999, and since that date her employment agreement has automatically renewed for one-year periods. Dr. Hawkin’s employment agreement will continue to automatically renew for one-year periods unless either party decides not to renew the employment agreement. If we are not able to attract and retain qualified scientific, technical and managerial personnel, we may be unable to achieve our business objectives. In addition, we do not carry key employee insurance policies.

     We sponsor research in Dr. Srivastava’s laboratory at the University of Connecticut Health Center in exchange for the right to license discoveries made in that laboratory with our funding. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine. The regulations and policies of the University of Connecticut Health Center govern the relationship between a faculty member and a commercial enterprise. These regulations and policies prohibit Dr. Srivastava from becoming our employee. Furthermore, the University of Connecticut may modify these regulations and policies in the future to further limit Dr. Srivastava’s relationship with us. Dr. Srivastava has a consulting agreement with us, which includes financial incentives for him to remain associated with us, but that may not be enough to compel him to remain associated with us even during the time covered by the consulting agreement. In addition, this agreement does not restrict his ability to compete against us after his association is terminated. This agreement expires in March 2005, but will be automatically extended for additional one-year periods unless either party decides not to extend the agreement. If Dr. Srivastava were to terminate this affiliation with us, we may not have access to future discoveries he makes that could advance our technologies.

IF WE FAIL TO OBTAIN ADEQUATE LEVELS OF REIMBURSEMENT FOR OUR THERAPEUTIC DRUGS OR VACCINES FROM THIRD PARTY PAYERS, THE COMMERCIAL POTENTIAL OF OUR THERAPEUTIC DRUGS OR VACCINES WILL BE SIGNIFICANTLY LIMITED.

     Our profitability will depend on the extent to which government authorities, private health insurance providers and other organizations provide reimbursement for the cost of our therapeutic drugs or vaccines. Many patients will not be capable of paying for our therapeutic drugs or vaccines themselves. A primary trend in the United States health care industry is toward cost containment. Large private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of particular treatments. Furthermore, many third party payers limit reimbursement for newly approved health care products. Cost containment measures may prevent us from becoming profitable.

PRODUCT LIABILITY AND OTHER CLAIMS AGAINST US MAY REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN SUBSTANTIAL DAMAGES.

     We face an inherent risk of product liability exposure related to testing our therapeutic drugs or vaccines in human clinical trials and will face even greater risks when we sell our drugs or vaccines commercially. An individual may bring a product liability claim against us if one of our drugs or vaccines causes, or merely appears to have caused, an injury. Product liability claims may result in:

•	decreased demand for our therapeutic drugs or vaccines;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

     We manufacture Oncophage from a patient’s tumor and a medical professional must inject Oncophage into that same patient. A patient may sue us if we, a hospital or a delivery company fails to deliver the removed tumor or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex as the number of patients we treat increases, and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage at a hospital poses another chance for delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage and do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates as well as for the commercial sale of Quilvax-FELV. Our product liability policy provides $10 million aggregate coverage and $10 million per occurrence. This limited insurance coverage may be insufficient to fully compensate us for future claims.

WE MAY INCUR SIGNIFICANT COSTS COMPLYING WITH ENVIRONMENTAL LAWS AND REGULATIONS.

     We use hazardous, infectious and radioactive materials in our operations, which have the potential of being harmful to human health and safety or the environment. We store these flammable, corrosive, toxic, infectious, radioactive materials and various wastes resulting from their use at our facility pending ultimate use and disposal. We are subject to a variety of federal, state and local laws and regulations governing use, generation, storage, handling and disposal of these materials. We may incur significant costs complying with both current and future environmental health and safety laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency, the Drug Enforcement Agency, the Department of Transportation, the Centers for Disease Control and Prevention, the National Institutes of Health, the International Air Transportation Association and various state and local agencies. We are also subject to regulation under the Toxic Substances Control Act and the Resource Conservation development programs. At anytime one or more of the aforementioned agencies could adopt regulation that may affect our operations. We are unable to predict whether any agency will adopt new regulations that could have an adverse material effect on our or on our programs.

     Although our current procedures and programs for handling, storage and disposal of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from these materials. Although we have limited pollution liability coverage ($2,000,000) and a workers’ compensation liability policy, in the event of an accident or accidental release, we could be held liable for resulting damages, which could be substantial.

OUR COMPETITORS IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY HAVE SUPERIOR PRODUCTS, MANUFACTURING CAPABILITY OR MARKETING EXPERTISE.

     Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of therapeutic drugs or vaccines and other therapeutic products, including heat shock proteins directed at cancer, infectious diseases, autoimmune disorders, and degenerative disorders. Several of these companies have products that utilize similar technologies and/or personalized medicine techniques, such as Dendreon’s Provenge and Mylovenge, Stressgen’s HspE7, AVAX’s M-Vax and O-Vax, Intracel’s OncoVax and Cell Genesys’s GVAX vaccines. Additionally, many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience. Our competitors may:

•	commercialize their products sooner than we commercialize ours;

•	develop safer or more effective therapeutic drugs or preventive vaccines and other therapeutic products;

•	implement more effective approaches to sales and marketing;

•	establish superior proprietary positions; or

•	discover technologies that may result in medical insights or breakthroughs which may render our drugs or vaccines obsolete even before they generate any revenue.

     More specifically, if we receive regulatory approvals, some of our therapeutic drugs or vaccines will compete with well-established, FDA approved therapies such as interleukin-2 and interferon-alpha for kidney cancer and melanoma that have generated substantial sales over a number of years. We anticipate that we will face increased competition in the future as new companies enter our markets and scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate.

WE PLAN TO CONSOLIDATE OUR OPERATIONS IN A NEW FACILITY WHICH COULD CAUSE A TEMPORARY DISRUPTION IN OUR BUSINESS.

     We recently signed a lease for a facility in Lexington, Massachusetts. We intend to consolidate our Woburn and Framingham operations into this facility in phases over the next several years. The first phase, which we intend to complete during 2003, will involve the transfer of our Woburn manufacturing, research, and administrative operations to the Lexington facility. We expect that the build-out costs associated with the first phase will be approximately $15 million to $20 million. As of June 30, 2003 we have spent approximately $10.4 million. We do not expect to initiate the build-out of the second phase, related to the Framingham operations, until 2005. It is possible that our business operations could be temporarily disrupted as a result of this facilities consolidation.

RISKS RELATED TO OUR STOCK

OUR OFFICERS AND DIRECTORS MAY BE ABLE TO BLOCK PROPOSALS FOR A CHANGE IN CONTROL.

     Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock and as of June 30, 2003, Antigenics Holdings L.L.C. controlled approximately 28% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets or other major corporate transaction.

     Certain of our directors and officers directly and indirectly own approximately 73.9% of Antigenics Holdings L.L.C. and, if they elect to act together, can control Antigenics Holdings L.L.C. In addition, several of our directors and officers directly and indirectly own approximately 4% of our outstanding common stock.

PROVISIONS IN OUR CHARTER DOCUMENTS COULD PREVENT OR FRUSTRATE ANY ATTEMPTS TO REPLACE OUR CURRENT MANAGEMENT BY STOCKHOLDERS.

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation provides for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, our certificate of incorporation currently permits our board of directors to issue up to 25,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our bylaws require advance notice of stockholder proposals and nominations, and permit only our president or a majority of our board of directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering any attempts by our stockholders to replace our current management. In addition, Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

OUR STOCK HAS LOW TRADING VOLUME AND OUR PUBLIC TRADING PRICE HAS BEEN VOLATILE.

     Since our initial public offering on February 4, 2000, the per share price of our common stock has fluctuated between $6.60 and $71.50 with an average daily trading volume for the six months ended June 30, 2003 of approximately 421,000. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	announcements of decisions made by public officials;

•	results of our preclinical and clinical trials;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to products under development by us or by our competitors;

•	regulatory developments; and

•	quarterly fluctuations in our revenues and other financial results.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DECLINE.

     The sale by us or the resale by stockholders of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2003, we had approximately 39,472,000 shares of common stock outstanding. All of these shares are eligible for sale on the Nasdaq National Market, although certain of the shares are subject to sale volume and other limitations.

     We have filed registration statements to permit the sale of 6,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. As of June 30, 2003, options to purchase approximately 4,388,000 shares of our stock upon exercise of options with a weighted average exercise price per share of $10.27 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of June 30, 2003, warrants to purchase approximately 153,000 shares of our common stock with a weighted average exercise price per share of $40.69 were outstanding.

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

Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, clinical manufacturing costs, and related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial materials shipped to our research partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $22,293,000, and $18,128,000 for the six months ended June 30, 2003 and 2002, respectively.

We classify investments in marketable securities at the time of purchase. At June 30, 2003, all marketable securities were classified as available- for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, accumulated other comprehensive income is reduced and the impairment is charged to operations.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in AGTC under the cost method and, as of June 30, 2003, we have included in non-current other assets on the consolidated balance sheet, as more fully disclosed in Note G to our unaudited consolidated financial statements. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investments in the portfolio companies had been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership, and (v) the overall trend in venture capital valuations. Based on this analysis, for the six months ended June 30, 2003, we concluded that an other than temporary decline of $117,000 had occurred.

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

We have cash equivalents and short-term investments at June 30, 2003, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government backed securities, our carrying value approximates the fair value of these investments at December 31, 2002 and June 30, 2003.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) and 20 of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity have been dismissed without prejudice. On July 15, 2002, Anitgenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted our motion to dismiss the Rule 10(b)-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 claim. Antigenics is currently in settlement discussions with plaintiffs and anticipates that a settlement will be reached without incurring out-of-pocket costs. Until the settlement is finalized, we cannot make an estimate of possible loss, if any, related to this litigation.

On February 11, 2003, we filed a complaint for undisclosed damages in the Federal District Court in the Southern District of New York against U.S. Bancorp Piper Jaffray for breach of fiduciary duty and breach of contract, and against Scott Beardsley and Peter Ginsburg for libel and intentional interference with economic relations in connection with our January 2002 follow-on stock offering. The suit alleges that, in retaliation for not being named lead underwriter of the follow-on offering, U.S. Bancorp Piper Jaffray dropped its research coverage and Peter Ginsburg and Scott Beardsley made false and defamatory statements about Antigenics with the purpose of harming our reputation and interfering with the follow-on stock offering. As part of its regulatory focus on investment banking and research analyst conflicts, the National Association of Securities Dealers (NASD) found that Scott Beardsley threatened to discontinue research coverage and stop making a market in our stock if we did not select U.S. Bancorp Piper Jaffray as lead underwriter for the secondary offering. As part of a settlement with NASD, US Bancorp Piper Jaffray and Scott Beardsley were censured and fined $250,000 and $50,000, respectively. The defendants have moved to dismiss all claims against them pursuant to Rules 12(b)6 and 9(b) of the Federal Rules of Civil Procedure. We are awaiting a decision from the Court.

We currently are a party to other legal proceedings as well. While our management currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Item 4 –Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 10, 2003, Antigenics’ shareholders voted as follows:

          To elect the following nominees to the Board of Directors:

Nominee	Total Vote “FOR”	Total Vote Withheld

Mr. Gamil G. de Chadarevian	31,441,845	195,266
Ms. Margaret M. Eisen	31,306,457	330,654
Mr. Wadih Jordan	31,306,364	330,747

All received a plurality of the votes cast by the stockholders entitled to vote thereon and, therefore, Mr. De Chadarevian, Ms. Eisen and Mr. Jordan were elected to the Board of Directors for a term of three years. In addition, the terms in office of Dr. Armen, Dr. Afeyan, Mr. AtLee, Mr. Dechaene, Mr. Kessel and Dr. Srivastava, continued after the meeting. Mr. Taylor, whose term as director expired at the 2003 Annual Meeting of Stockholders, determined not to stand for re-election. Mr. Litvack resigned from the Board of Directors on March 11, 2003.

          To amend the Antigenics Inc. 1999 Equity Incentive Plan to increase the number of shares of the Company’s Common Stock available under the plan from 4,800,000 shares to 6,000,000 shares:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”

28,829,902	1,751,892	55,316

          To approve the Antigenics Inc. Directors’ Deferred Compensation Plan:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”

30,749,518	625,877	261,716

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1	Master Security Agreement dated July 17, 2003, between General Electric Capital Corporation and Antigenics. Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

The following Forms 8-K were filed with or furnished to the SEC:

On April 16, 2003, we furnished a Current Report on Form 8-K, pursuant to which we furnished our press release dated April 16, 2003 announcing our financial results for the quarter ended March 31, 2003.

On June 11, 2003, we filed a Current Report on Form 8-K, pursuant to which we filed (i) Amendment No. 1 to our 1999 Equity Incentive Plan and (ii) our Directors’ Deferred Compensation Plan.

On July 23, 2003, we furnished a Current Report on Form 8-K, pursuant to which we furnished our press release dated July 23, 2003 announcing our financial results for the quarter ended June 30, 2003.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

Date: August 14, 2003	/s/ Garo H. Armen

Garo H. Armen Ph.D., Chairman and Chief Executive Officer

/s/ Jeff D. Clark

Jeff D. Clark, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	Master Security Agreement dated July 17, 2003, between General Electric Capital Corporation and Antigenics. Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002