Form 10-Q/A
period 2003-03-31
ANTIGENICS INC /DE/
filed 2003-08-27
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDMENT NO. 1
to

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

AMENDMENT NO. 1

          We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, originally filed with the Securities and Exchange Commission on May 15, 2003, solely for the purpose of providing a version of Exhibit 10.2 filed that reflects changes in the information for which we have requested confidential treatment.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

Date: August 27, 2003	/s/ Garo H. Armen Garo H. Armen Ph.D., Chairman and Chief Executive Officer

/s/ Jeff D. Clark Jeff D. Clark, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	AIA document between Sasso Construction and Antigenics dated March 4, 2003. Previously filed with the initial filing of this Quarterly Report.

10.2(1)	License Agreement between the University of Connecticut Health Center and Antigenics Inc. dated May 25, 2001, as amended on March 18, 2003. Filed herewith.

99.1	Risk Factors. Previously filed with the initial filing of this Quarterly Report.

99.2	Section 906 Certification — Garo H. Armen. Previously filed with the initial filing of this Quarterly Report.

99.3	Section 906 Certification — Jeff D. Clark. Previously filed with the initial filing of this Quarterly Report.

(1)  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.