Form 10-Q
period 2003-09-30
ANTIGENICS INC /DE/
filed 2003-11-13
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Number of shares outstanding of the registrant’s Common Stock as of November 7, 2003: 39,479,722 shares

Antigenics Inc.

Quarterly Period Ended September 30, 2003

PART I — FINANCIAL INFORMATION

Item 1 — Unaudited Consolidated Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$77,891,704	$33,130,176
Short-term investments	25,820,401	25,595,082
Accounts receivable	799,687	1,115,793
Inventories	891,963	971,016
Prepaid expenses	1,635,971	1,698,330
Deferred offering costs	36,867	63,662
Other current assets	310,224	825,536

Total current assets	107,386,817	63,399,595

Plant and equipment, net of accumulated amortization and depreciation of $13,952,951 and $10,125,907 at September 30, 2003 and December 31, 2002, respectively	24,651,243	11,369,525
Goodwill	3,081,703	3,081,703
Other intangibles, net of accumulated amortization of $2,831,358 and $2,001,714 at September 30, 2003 and December 31, 2002, respectively	8,241,215	9,070,859
Other long-term assets	2,690,772	2,140,936
Restricted cash	6,390,171	—

Total assets	$152,441,921	$89,062,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,778,480	$1,435,090
Accrued and other current liabilities	13,520,230	7,996,437
Current portion, long-term debt	4,304,521	539,370

Total current liabilities	19,603,231	9,970,897

Long-term debt	8,081,713	11,509
Other long-term liabilities	1,742,278	1,323,272

Commitments and contingencies

Stockholders’ Equity

Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; Series A convertible preferred stock, par value $0.01 per share; 31,620 shares designated, issued and outstanding at September 30, 2003	316	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 39,478,317 and 33,113,099 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	394,783	331,130
Additional paid-in-capital	384,222,006	291,363,260
Deferred compensation	(85,382)	(111,017)
Accumulated other comprehensive income (loss)	125,391	(61,945)
Accumulated deficit	(261,642,415)	(213,764,488)

Total stockholders’ equity	123,014,699	77,756,940

Total liabilities and stockholders’ equity	$152,441,921	$89,062,618

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2003 and 2002

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Product sales	$799,687	$547,670	$2,606,662	$1,917,835
Research and development	—	422,717	928,468	689,505

Total revenue	799,687	970,387	3,535,130	2,607,340

Operating Expenses:
Cost of sales	(462,659)	(331,149)	(1,557,773)	(992,545)
Research and development	(13,404,429)	(10,357,342)	(35,697,272)	(28,485,056)
General and administrative	(5,064,768)	(4,253,249)	(15,605,954)	(13,687,128)

Operating loss	(18,132,169)	(13,971,353)	(49,325,869)	(40,557,389)

Other income (expense):
Interest income	223,444	400,588	891,054	1,289,125
Interest expense	(82,538)	(57,670)	(99,007)	(354,047)
Non-operating income	223,717	72,464	655,895	73,092

Net loss	(17,767,546)	(13,555,971)	(47,877,927)	(39,549,219)
Dividends on Series A convertible preferred stock	26,350	—	26,350	—

Net loss attributable to common stockholders	$(17,793,896)	$(13,555,971)	$(47,904,277)	$(39,549,219)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.45)	$(0.41)	$(1.23)	$(1.20)

Weighted average number of common shares outstanding, basic and diluted	39,473,932	33,076,855	38,820,733	32,843,583

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(unaudited)

	September 30,
	2003	2002
Cash flows from Operating Activities:
Net loss	$(47,877,927)	$(39,549,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,608,517	3,625,173
Stock options	832,744	556,537
Write-down of investments	177,165	—
Effect of accounting for asset retirement obligations	282,148	—
Inventory write off	—	559,631
Changes in operating assets and liabilities:		—
Accounts receivable	316,106	(374,629)
Inventories	79,053	(277,690)
Prepaid assets	62,359	(1,374,690)
Accounts payable	299,290	(1,550,202)
Accrued expenses and other current liabilities	4,134,135	(419,740)
Other operating assets and liabilities	560,828	(747,022)

Net cash used in operating activities	(36,525,582)	(39,551,851)

Cash flows from investing activities:
Proceeds from available for sale securities	49,006,860	12,000,700
Purchases of available for sale securities	(49,280,418)	(38,821,919)
Investment in AGTC	(525,000)	(300,000)
Purchases of plant and equipment	(16,528,267)	(2,308,770)
Increase in restricted cash	(6,390,171)	—
Deposit received on potential divestiture of assets	1,000,000	—

Net cash used in investing activities	(22,716,996)	(29,429,989)

Cash flows from financing activities:
Net proceeds from sale of equity	91,203,062	56,139,334
Deferred offering costs	(31,367)	(50,000)
Proceeds from exercise of stock options	856,775	432,996
Proceeds from employee stock purchase plan	140,281	89,904
Proceeds from long-term debt	12,780,343	—
Payments of long-term debt	(944,988)	(4,902,464)

Net cash provided by financing activities	104,004,106	51,709,770

Net increase (decrease) in cash and cash equivalents	44,761,528	(17,272,070)
Cash and cash equivalents, beginning of period	33,130,176	60,867,508

Cash and cash equivalents, end of period	$77,891,704	$43,595,438

Supplemental cash flow information:
Cash paid for interest	$96,083	$445,999
Non-cash investing and financing activities:
Effect of Statement of Financial Accounting Standards No. 143:
Plant and equipment	$532,324	—
Asset retirement obligation	$814,472	—

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 27, 2003.

Note B — Equity Offerings

In a private placement in September 2003 we sold 31,620 shares of our newly created Series A Convertible Preferred stock, par value $0.01 per share, for proceeds of $31,606,000, after deducting offering costs of approximately $14,000. Under the terms and conditions of the Certificate of Designation creating the Series A Convertible Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, carries a 2.5% annual dividend yield, has an initial conversion price of $15.81, per common share, subject to adjustment, and is redeemable by us at its face amount on or after September 24, 2013.

In January 2003, pursuant to an effective registration statement with the SEC, we sold 6,250,000 shares of our common stock, $0.01 par value, at an average price of $9.92 per share. We received net proceeds of approximately $59,538,000, after subtracting offering costs of approximately $2,458,000.

Note C — Earnings Per Common Share

Basic earnings per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Net loss attributable to common stockholders includes preferred stock dividends. Diluted earnings per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and the Series A Convertible Preferred Stock. Because we report a net loss attributable to common stockholders, diluted net loss attributable to common stockholders per common share is the same as basic net loss attributable to common stockholders per common share as the effect of including the outstanding stock options, stock warrants and convertible preferred stock in the calculation would have reduced the net loss per common share. Therefore, outstanding stock options, stock warrants and convertible preferred stock are not included in the calculation and basic and diluted net loss per common share attributable to common stockholders are equal.

Note D — Inventories

Inventories consist of approximately the following at:

	September 30, 2003	December 31, 2002
Finished goods	$683,000	$730,000
Work-in-process	82,000	138,000
Raw materials	127,000	103,000

Total inventories	$892,000	$971,000

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

We account for stock options granted to non-employees on a fair-value basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, any non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders, as reported	$(17,794,000)	$(13,556,000)	$(47,904,000)	$(39,549,000)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	12,000	75,000	89,000	300,000
Deduct: total stock-based employee and director compensation expense determined under fair-value based method for all awards	(1,146,000)	(1,015,000)	(3,284,000)	(2,799,000)

Pro forma net loss attributable to common stockholders	$(18,928,000)	$(14,496,000)	$(51,099,000)	$(42,048,000)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.45)	$(0.41)	$(1.23)	$(1.20)
Pro forma	$(0.48)	$(0.44)	$(1.32)	$(1.28)

The effects of applying SFAS No. 123, for either recognizing or disclosing compensation costs under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase right granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	2003	2002
Estimated volatility	60%	62%
Expected life in years - employee and director options	6	6
Expected life in years - employee stock purchase rights	1	1
Risk-free interest rate	1.21%	2.36%
Dividend yield	0%	0%

Effective June 10, 2003, our stockholders approved an amendment to our 1999 Equity Incentive Plan increasing the number of shares of our common stock available under the plan from 4,800,000 shares to 6,000,000 shares and also approved a Director’s Deferred Compensation Plan enabling directors to defer their cash compensation until their term as a director ends or until a specified date. Directors’ compensation may be deferred into an interest bearing account, a notional stock account, or a combination of both.

Note F — Comprehensive Loss

The following table provides the calculation of other comprehensive loss for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(17,794,000)	$(13,556,000)	$(47,904,000)	$(39,549,000)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	21,000	79,000	187,000	(229,000)

Other comprehensive loss	$(17,773,000)	$(13,477,000)	$(47,717,000)	$(39,778,000)

Note G — Commitments and Contingencies

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership, called Applied Genomic Technology Capital Fund (AGTC), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of September 30, 2003, we have invested $1,650,000, and have included this amount, net of impairment charges, in non-current other assets in the accompanying unaudited consolidated balance sheet. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investment in the portfolio companies have been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership and (v) the overall trend in venture capital valuations. Based on this analysis, during the year ended December 31, 2002, we concluded an other than temporary decline in the value of this investment had occurred and reduced the carrying value (the cost of our investment in this partnership) by $121,000. For the nine months ended September 30, 2003, we concluded that an additional $177,000 other than temporary decline has occurred. The general partner of AGTC is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of

AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Chairman and Senior Managing Director and CEO of Flagship Ventures, a partnership of funds including NewcoGen Group Inc. and AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc.

Product revenues consist of sales of our feline leukemia vaccine through a supply agreement with our marketing partner Virbac, S.A., a French company that has exclusive, perpetual, worldwide rights to market the product. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac S.A. through month-to-month supply agreements. We are currently negotiating for the possible divestiture of our manufacturing and certain intellectual property rights to the feline leukemia vaccine. Until such an agreement has been executed, there are no assurances that the sale of this technology will occur. During the quarter ended September 30, 2003, we received a $1,000,000 refundable deposit upon the signing of a Memorandum of Understanding. This refundable security deposit is included in accrued and other current liabilities in the accompanying unaudited consolidated balance sheet at September 30, 2003.

In February 2001 we filed a complaint against 8 Cabot Road Inc. and 12 Cabot Road Inc. for breach of contract and against Susan F. Brand for breach of fiduciary duty for failure to return a $350,000 deposit held in escrow in connection with a purchase and sale agreement for property to expand our Woburn facility. On March 26, 2003, the parties reached an agreement that extends the current lease term of our Woburn facility, at our current monthly rental rate, from August 2003 to November 2003 with an option to extend further to January 2004 in return for which, we have agreed to let the defendants keep the $350,000 security deposit. They have paid us the interest income that was earned on the deposit to-date. On September 25, 2003 we extended the lease to December 2003. The security deposit is included in other current assets in the accompanying unaudited consolidated balance sheets at September 30, 2003 and December 31, 2002 and beginning on March 26, 2003 is being charged to operations over the remaining life of the lease.

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted our motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 claim. Currently, Antigenics, along with numerous other issuer companies, is in settlement discussions with plaintiffs and anticipates that a settlement will be reached without incurring significant out of pocket costs. Until the settlement is finalized, we cannot make an estimate of possible loss, if any, related to this litigation.

Note H — Accounting for Asset Retirement Obligations

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation. Changes in the liability due to accretion will be charged to the consolidated statement of operations, whereas changes due to the timing of amount of cash flows will be an adjustment to the carrying amount of the related asset. We have adopted SFAS No. 143 effective January 1, 2003, the impact of which was immaterial to our consolidated financial statements. Had SFAS No. 143 been in effect during the years presented below and the three and nine months ended September 30, 2002, net loss attributable to common stockholders and net loss attributable to common stockholders per common share, basic and diluted, would have been approximately as follows:

	Year ended December 31,			Three months ended September 30, 2002	Nine months ended September 30, 2002
	2000	2001	2002
Net loss attributable to common stockholders, as reported	$(46,729,000)	$(73,541,000)	$(55,878,000)	$(13,556,000)	$(39,549,000)
Depreciation expense	(43,000)	(43,000)	(43,000)	(11,000)	(33,000)
Accretion expense	(16,000)	(17,000)	(18,000)	(4,500)	(13,500)

Pro forma net loss attributable to common stockholders	$(46,788,000)	$(73,601,000)	$(55,939,000)	$(13,571,500)	$(39,595,500)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(1.90)	$(2.61)	$(1.70)	$(0.41)	$(1.20)
Pro forma	$(1.90)	$(2.62)	$(1.70)	$(0.41)	$(1.21)

The pro forma liability for asset retirement obligations would have been as follows:

	Year ended December 31,
	2000	2001	2002
Long-term liabilities, less current portion, as reported	$2,651,000	$1,414,000	$1,335,000
Asset retirement obligation	332,000	349,000	367,000

Pro forma long-term liabilities, less current portion	$2,983,000	$1,763,000	$1,702,000

Note I — Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did have not have an impact to our consolidated financial statements.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. The adoption of EITF 00-21 could affect the timing or pattern of revenue recognition for future collaborative research and or license agreements.

Note J — Debt

On July 17, 2003, we entered into a $17,100,000 debt facility with GE Capital pursuant to which we have since drawn down $12,780,000 to finance the build-out of our Lexington, Massachusetts facility. As we utilize the debt facility, separate promissory notes will be executed. Each note will have a term of thirty-six months with the interest rate based on the Federal Reserve’s three year Treasury Constant Maturities Rate plus 1.875% fixed at the closing of each note. Each note is collateralized by a 50% cash security deposit (classified as restricted cash in the accompanying unaudited consolidated balance sheet at September 30, 2003) as well as our fixed assets, accounts receivable, inventory and intangible assets excluding our intellectual property. As of September 30, 2003 we had approximately $12,200,000 outstanding. The aggregate maturities of this debt for the remainder of 2003 are approximately $679,000 and for each of the years subsequent to December 31, 2003 are as follows: 2004 – $4,141,000, 2005 – $4,312,000 and 2006 – $3,068,000. On October 31, 2003, we drew down an additional $2,777,000 on this facility.

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

We have incurred significant losses since our inception. To date, we have generated product revenues from one product. Our revenues from this product were $800,000 and $548,000 for the three months ended September 30, 2003 and 2002, respectively. During the three months ended September 30, 2002, we also had research and development revenues of $423,000 representing shipments of our adjuvant QS-21 to be used in clinical trials by our partners. As of September 30, 2003, we had an accumulated deficit of approximately $261,642,000. We continue to be dependent on equity and debt financings to fund our business activities.

Forward-Looking Statements

This report contains forward-looking statements, including statements regarding the expected settlement of securities litigation, the potential sale of rights to our feline leukemia vaccine, our future development activities, our ability to commercialize products, the timing for interim analysis of data from our Phase III clinical trial of Oncophage in renal cell carcinoma, our ability to satisfy FDA requests so that a partial clinical hold is lifted, the timing of future regulatory filings, our future financial results, estimated future payments for clinical trials, future capital expenditures, the cost to build-out our new facility in Lexington, the impact of litigation, the impact on our investments of future fluctuations in interest rates, and other statements expressed in terms of our expectations, plans or goals. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in these forward-looking statements. Our ability to settle the securities litigation, for example, will depend on decisions made by plaintiffs, insurance companies, underwriters, and courts, all of which are beyond our control. Our efforts to develop and commercialize our product candidates, and the timing of regulatory filings and analysis of clinical trial data, will depend on, among other matters, our ability to enroll sufficient numbers of patients in clinical trials and to satisfy regulatory agencies that our product candidates are safe, effective and adequately characterized, which may require considerable information and effort and still be unsuccessful. Levels of future expenditures will depend on the activities we are required to undertake to satisfy regulatory requirements, the timing of our efforts, and inflationary trends. General financial market conditions will impact the value of our investments. Our business is subject to substantial risk. Risks and uncertainties, including the factors identified under “Factors That May Impact Future Results” will substantially determine whether we are successful and whether the results indicated by the forward-looking statements occur. We caution investors not to place considerable reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we undertake no obligation to update or revise the statements.

Historical Results of Operations

Three Months Ended September 30, 2003 Compared To The Three Months Ended September 30, 2002

Revenue: We generated $800,000 and $548,000 of product revenue during the three months ended September 30, 2003 and 2002, respectively. Product revenue consists of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive, perpetual worldwide rights to market the product. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac S.A. through month-to-month supply agreements. We are currently negotiating for the possible divestiture of our manufacturing and certain intellectual property rights to the feline leukemia vaccine. Until such an agreement has been executed, there are no assurances that the sale of this technology will occur. We had $423,000 of research and development revenue during the three months ended September 30, 2002, and no comparable revenue during the three months ended September 30, 2003. Revenue from research and development activities includes shipments of our adjuvant QS-21 to be used in clinical trials by our partners.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $463,000 and $331,000 for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, cost of sales was 58% and 60%, respectively, of product sales.

Research and Development: Research and development expense increased 29% to $13,404,000 for the three months ended September 30, 2003 from $10,357,000 for the three months ended September 30, 2002. This increase reflects the advancement of our Oncophage Phase III clinical trials in kidney cancer and melanoma and the increased activity in our Aroplatin studies. These advancements have increased expenses by $1,719,000 during the three months ended September 30, 2003 over the same period of 2002. Also adding to the increase is an $870,000 depreciation charge for machinery and equipment related to the closing of our Woburn, Massachusetts facility. In addition, salary and personnel related expenses have increased $718,000 during the three months ended September 30, 2003 to support our expanded research activities. Other research and development expenses decreased $260,000 for the three months ended September 30, 2003 over the same period in 2002. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 19% to $5,065,000 for the three months ended September 30, 2003 from $4,253,000 for the three months ended September 30, 2002. The increase was primarily due to a $193,000 increase in rent expense due to the amortization of our 8 Cabot Rd. settlement and fees due on our lease of our Lexington facility incurred during the three months ended September 30, 2003. In addition, salary and personnel related expenses increased $136,000 to support our expanding business operations. Advisory services increased $102,000 for the three months ended September 30, 2003 over the same period during 2002. Our other general and administrative expenses increased $381,000 for the three months ended September 30, 2003 over the same period in 2002. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest Income: Interest income decreased 44% to $223,000 for the three months ended September 30, 2003 from $401,000 for the same period in 2002. This decrease is attributable to lower interest rates during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Our average interest rate decreased from approximately 2.07% for the three months ended September 30, 2002, to approximately 1.07% for the three months ended September 30, 2003.

Interest expense: Interest expense increased 43% to $83,000 for the three months ended September 30, 2003 from $58,000 for the three months ended September 30, 2002. The increase is attributable to our increased debt balance during the three-month period ended September 30, 2003 as compared to our debt outstanding during the three-month period ended September 30, 2002.

Non-operating income: Non-operating income increased 211% to $224,000 for the three months ended September 30, 2003 from $72,000 for the three months ended September 30, 2002 and represents rental income earned from our sublet properties.

Nine Months Ended September 30, 2003 Compared To The Nine Months Ended September 30, 2002

Revenue: We generated $2,607,000 and $1,918,000 of product revenue during the nine months ended September 30, 2003 and 2002, respectively. Product revenue consists of sales of our feline leukemia vaccine to our marketing partner Virbac, S.A., a French company that has exclusive, perpetual worldwide rights to market the product. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac S.A. through month-to-month supply agreements. We are currently negotiating for the possible divestiture of our manufacturing and certain intellectual property rights to the feline leukemia vaccine. We had $928,000 and $690,000 of research and development revenue during the nine months ended September 30, 2003 and 2002, respectively. Revenue from research and development activities includes shipments of our adjuvant QS-21 to be used in clinical trials by our partners and research grants earned.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $1,558,000 and $993,000 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, cost of sales was 60% and 52%, respectively, of product sales. This increase is related to the decreased utilization of our FeLV manufacturing facility in Framingham, MA, which increased the overhead allocation in addition to the sale of QA-21 adjuvant, a product with higher manufacturing costs.

Research and Development: Research and development expense increased 25% to $35,697,000 for the nine months ended September 30, 2003 from $28,485,000 for the nine months ended September 30, 2002. This increase reflects the advancement of our Oncophage Phase III clinical trials in kidney cancer and melanoma and the increased activity in our Aroplatin studies. These advancements have increased expenses by $4,859,000 for the nine months ended September 30, 2003 over the same period in 2002. Also adding to the increase is an $870,000 depreciation charge for machinery and equipment related to the closing of our Woburn, Massachusetts facility. In addition, depreciation and amortization expense on our other research and development assets increased $417,000 mainly due to the adoption of SFAS No. 143 during the first quarter of 2003. Payroll related expenses increased $1,108,000 over the nine months ended September 30, 2002 due to the increased trial related activity. Other research and development expenses decreased $42,000 for the nine months ended September 30, 2003 over the same period in 2002. Research and development expenses consist primarily of compensation for employees and outside advisors conducting research and development work, funding paid to institutions, costs associated with the operation of our manufacturing and laboratory facilities, funding paid to support our clinical trials, and the cost of clinical materials shipped to our research partners.

General and Administrative: General and administrative expenses increased 14% to $15,606,000 for the nine months ended September 30, 2003 from $13,687,000 for the nine months ended September 30, 2002. The increase was primarily due to a $778,000 increase in rent expense due to the amortization of our 8 Cabot Rd. settlement and fees due on our lease of our Lexington facility incurred during the nine months ended September 30, 2003. In addition, our insurance premium expenses have increased $393,000 for the nine months ended September 30, 2003 over the same period in 2002. Adding to the increase is the increase in our non-cash charge for options granted and earned by outside advisors, directors and employees of $192,000 for the nine months ended September 30, 2003 over the same period in 2002 and the 2003 charge for the impairment of our investment in AGTC of $177,000. Our other general and administrative expenses increased $379,000 for the nine months ended September 30, 2003 over the same period in 2002. General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees.

Interest Income: Interest income decreased 31% to $891,000 for the nine months ended September 30, 2003 from $1,289,000 for the same period in 2002. This decrease is attributable to lower interest rates during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Our average interest rate decreased from approximately 1.9% for the nine months ended September 30, 2002, to approximately 1.3% for the nine months ended September 30, 2003.

Interest expense: Interest expense decreased 72% to $99,000 for the nine months ended September 30, 2003 from $354,000 for the nine months ended September 30, 2002. The decrease is attributable to our reduced debt balance during the nine-month period ended September 30, 2003 as compared to our debt outstanding during the nine-month period ended September 30, 2002.

Non-operating income: Non-operating income increased to $656,000 for the nine months ended September 30, 2003 from $73,000 for the nine months ended September 30, 2002 and represents rental income earned from our sublet properties.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to each of our three largest research and development programs. These research and development programs contain our four lead products, Oncophage®, AG-858, Aroplatin™, and AG-702/707, as indicated in the following table.

Research and Development Program	Lead Product	Nine Months Ended September 30, 2003	Year ended December 31,			Prior to 2000
			2002	2001	2000
Heat Shock Proteins for Cancer	Oncophage & AG-858	$31,688,000	$32,367,000	$23,277,000	$15,290,000	$21,508,000
Heat Shock Proteins for Infectious Diseases	AG-702/707	1,787,000	1,301,000	735,000	866,000	1,219,000
Liposomal Cancer Treatments*	Aroplatin	712,000	2,149,000	1,442,000	—	—
Other Research and Development Programs		1,510,000	4,166,000	5,903,000	1,419,000	1,171,000

Total Research and Development Expenses		$35,697,000	$39,983,000	$31,357,000	$17,575,000	$23,898,000

*	Prior to 2001 costs were incurred by Aronex Pharmaceuticals, a company we acquired in July 2001

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll related expenses and other overhead costs based on estimated usage of each by each program. Each of our lead products is in various stages of completion as described below. As we expand our clinical studies, we will enter into additional agreements. Significant additional expenditures will be required if we complete our clinical trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new products is lengthy, expensive and uncertain. Because the successful development of our products is highly uncertain, we are unable to estimate the cost of completing our research and development programs. Additionally, because AG-858, Aroplatin and AG-702/707 are in early-stage clinical development, we are unable to estimate the timing of bringing these products to market and, therefore, when material cash inflows could commence. Furthermore, due to the partial clinical hold placed on our Oncophage Phase III trials, we cannot estimate the timing of when we may be able to bring Oncophage to market.

Oncophage

We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, over 700 patients have been treated with Oncophage in our various clinical trials. We have ongoing Phase I and Phase II trials in several types of cancer as well as a Phase III trial for renal cell carcinoma and a Phase III trial for melanoma. On September 3, 2003, we announced that the United States Food and Drug Administration (FDA) placed our Phase III Oncophage clinical trials on partial clinical hold. We can continue to treat and monitor patients that were already enrolled in the trials as of that date. Furthermore, we can continue to enroll and treat patients in our ongoing Phase I and Phase II clinical trials of Oncophage, as well as initiate new Phase I and Phase II trials. On October 23, 2003 we submitted to the FDA a package which sought to provide data requested by the agency and are awaiting the FDA’s response to this submission. Because of the uncertainty as to when the partial clinical hold could be lifted, we are unable to estimate the cost of completing the Oncophage research and development program and unable to estimate the timing of when we may be able to bring Oncophage to market. If we are unable to get the partial clinical hold lifted, this will significantly delay or prevent the commercial launch of Oncophage and negatively impact our financial prospects and liquidity. We may then be required to delay, reduce, or eliminate some or all of our Oncophage research and development programs as well as some or all of our clinical trials. For additional information regarding the risks related to the partial clinical hold and other regulatory risks and uncertainties, please read the factors identified under “Factors That May Impact Future Results.”

AG-858

In December 2002, we reported interim data from an ongoing pilot Phase I clinical trial which we are sponsoring using AG-858 for the treatment of chronic myelogenous leukemia, or CML. In April 2003, we initiated a Phase II trial in CML. We expect to complete this trial in the first half of 2004.

Aroplatin

We initiated Phase II clinical trials of Aroplatin for colorectal cancer and other solid tumors in 2002 and released data from the colorectal cancer trial in the third quarter of 2003. We completed enrollment of the first cohort of patients in both trials and at this time do not intend to enroll additional patients. We are evaluating the development strategy for Aroplatin and we do not intend to initiate new clinical trials of Aroplatin until we complete that evaluation.

AG-702/707

We initiated a pilot Phase I clinical trial of AG-702 in the fourth quarter of 2001 which we expect to complete during 2003. AG-702 is a vaccine formulation containing one antigen, or target, of the herpes virus. We expect to initiate during the first half of 2004, a Phase I/II clinical trial of AG-707, a vaccine formulation that contains more than one antigen, or target, for the treatment of genital herpes.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of September 30, 2003, we had incurred an accumulated deficit of $261,642,000. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash, cash equivalent and short-term investment balances and debt provided through a credit line secured by some of our manufacturing and laboratory assets. From our inception through September 30, 2003, we raised aggregate net proceeds of $295,885,000 through the sale of equity and the exercise of stock options and warrants, and borrowed $16,261,000. On July 17, 2003 we entered into a $17,100,000 debt facility pursuant to which we have borrowed $12,780,000 to finance the build-out of our Lexington, Massachusetts facility. We also assumed term loan agreements and a convertible note payable with a combined outstanding balance, at the respective merger dates, of $6,159,000 in connection with the acquisitions of Aquila Biopharmaceuticals and Aronex Pharmaceuticals. In January 2003 we sold 6,250,000 shares of our common stock for net proceeds of approximately $59,500,000. In April 2003, we filed a registration statement for the potential issuance of up to $100 million of registered securities. In September 2003, in a private placement, we sold 31,620 shares of our newly created Series A Convertible Preferred Stock for net proceeds of $31,606,000.

We expect that we will be able to fund our capital expenditures and growing operations with our current working capital through the second quarter of 2005. In order to fund our needs subsequently, we will need to raise additional money and may be able to do so by: (i) completing a securities offering, (ii) out-licensing technologies or products to one or more corporate partners, (iii) renegotiating license agreements with current corporate partners, (iv) completing an outright sale of assets that are not core to our business strategy or (v) securing additional debt financing. Our ability to successfully enter into any such arrangements is uncertain and, if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials and other development activities and capital expenditure requirements. We expect to attempt to raise additional funds substantially in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long term needs of the business. Satisfying long-term liquidity will require the successful commercialization of Oncophage or other products and may require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs, including increased expenses associated with the development of the technologies and products acquired as a result of our acquisitions. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be approximately $43,893,000 over the term of the studies. Through September 30, 2003, approximately $22,140,000 has been expensed as research and development expenses in the consolidated clinical statements of operations and $16,028,000 has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services. As we expand our clinical studies we plan to enter into additional agreements. We anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations and bring our products to market. In addition, we have entered into sponsored research agreements related to our product candidates that require payments of approximately $3,128,000, of which $2,065,000 has been paid through September 30, 2003. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate collaborators and licensees, and by entering into new collaborations. As a result of collaborative agreements we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements with corporate partners that allow the partners to use our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the partner on its future sales of licensed vaccines that include QS-21, which may not be achieved.

Our cash, cash equivalents and short-term investments at September 30, 2003 were $103,712,000, an increase of $44,987,000 from December 31, 2002. During the nine months ended September 30, 2003, we used cash primarily to finance operations, including our Oncophage clinical trials and to build-out our new office and manufacturing facility. Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $36,526,000 and $39,552,000, respectively. The decrease resulted primarily from the increase in our accrued expenses and other current liabilities directly related to our increased clinical trial activity. Our policy is to estimate the total cost to treat a patient in each clinical trial and recognize this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs related to the conduct of the trial. Due to the clinical review that is required prior to processing payments, there is a lag between the time we accrue for these costs and the time when we make payment. As we develop our technologies and expand our clinical trial programs we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section.

Net cash used in investing activities was $22,717,000 for the nine months ended September 30, 2003 as compared to $29,430,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003 we invested $49,280,000 of our available cash in short-term investments and received proceeds from such investments of $49,007,000. Additionally, for the nine months ended September 30, 2003, we invested $16,528,000 for the purchase of equipment and leasehold improvements primarily related to the build-out of our new research and manufacturing facility in Lexington, Massachusetts. We anticipate additional capital expenditures of up to $5,000,000 during the fourth quarter of 2003. In addition, a $525,000 contribution was made to AGTC during the nine months ended September 30, 2003. Our remaining commitment to AGTC on September 30, 2003 is $1,350,000 with contributions made as authorized by the general partner. As noted above, on July 17, 2003, we entered into a $17,100,000 debt facility to finance the first phase of the build-out of our Lexington facility. Through September 30, 2003, we had borrowed $12,780,000 under this debt facility. Loans that were drawn down on the credit facilities are secured by specific assets, including leasehold improvements, which they finance and a cash security deposit of $6,390,000 at September 30, 2003. We expect the total costs associated with the build-out to be approximately $16 million to $20 million.

Net cash provided by financing activities was $104,004,000 for the nine months ended September 30, 2003 as compared to $104,004,000 for the nine months ended September 30, 2002. Since inception, our primary source of financing has been from equity sales. During the nine months ended September 30, 2003 and 2002, sales of equity, exercises of stock options and proceeds from our employee stock purchase plan totaled approximately $92,200,000 and $56,662,000, respectively. At September 30, 2003, we had a $12,240,000 debt balance under our credit facilities, which were used to finance the construction of our manufacturing and laboratory facilities and to purchase related equipment. During the nine months ended September 30, 2003, we made debt payments of $945,000. The aggregate maturities of this debt for the remainder of 2003 are $713,000 and for each of the years subsequent to December 31, 2003 are as follows: 2004 - $4,152,000, 2005 - $4,312,000 and 2006 - $3,068,000. Our future minimum payments on non-cancelable leases, before any sub-lease income, for the remainder of 2003 are -$1,029,000; in 2004 - $3,210,000; in 2005 - $3,307,000; in 2006 - $3,879,000; in 2007 - $3,536,000 and thereafter - $13,787,000. Effective July 19, 2002 we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. and we have leased related leasehold improvements under agreements which expire December 31, 2006 with an option to extend until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. In addition, we sublet part of our Texas and New York facilities to a number of small private companies under agreements that expire in 2008 and 2004 respectively. We are contractually entitled to receive rental income of approximately $892,000 in 2003; $886,000 in 2004; $833,000 in 2005; $911,000 in 2006; $238,000 in 2007 and $20,000 in 2008; the collection of this income, however, is subject to uncertainty.

We are currently involved in certain legal proceedings as detailed in Note G to our September 30, 2003 unaudited consolidated financial statements. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, liquidity or our results of operations.

Related Parties

As of September 30, 2003, we have invested $1,650,000 in a limited partnership – Applied Genomic Technology Capital Fund, or AGTC. Our total capital commitment to AGTC is $3,000,000. One of our directors, Noubar Afeyan, Ph.D., is the Chairman and Senior Managing Director and CEO of a partnership of funds that include the general partner of AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc. For details refer to Note G to our unaudited consolidated financial statements.

As detailed in Note 11 to our consolidated financial statements included in our December 31, 2002 Form 10-K filed with the SEC, our predecessor company, Founder Holdings, Inc., which, indirectly, remains a significant shareholder, approved a stock option plan pursuant to which our officers, directors, employees and consultants may be granted options in the predecessor company. In accordance with accounting principles generally accepted in the United States of America, options granted under this plan are accounted for as compensation expense by us and treated as a contribution to stockholders’ equity.

At December 31, 2002 and at September 30, 2003, Founder Holding, Inc. and Antigenics Holdings L.L.C. were indebted to us for approximately $17,000 and $19,000, for certain expenses paid by us on their behalf. Please refer to Note 13 to our consolidated financial statements included in our December 31, 2002 Form 10-K filed with the SEC.

We currently have a QS-21 license and supply agreement with Neuralab Limited, a wholly-owned subsidiary of Elan Corporation, plc, for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, is the non-executive Chairman of Elan and a nominal employee of a different wholly-owned subsidiary of Elan. For the nine months ended September 30, 2003, no revenues were earned under these agreements and accordingly, at September 30, 2003, we had no amounts due us under these agreements.

In February 1998 we entered into a research agreement with the University of Connecticut Health Center (UConn) to fund research in Dr. Pramod Srivastava’s, laboratory at UConn. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine and one of our directors. The research agreement has a term of approximately five years and calls for payments to UConn totaling a minimum of $5,000,000, payable quarterly at the rate of $250,000 (contingent on the continuing employment of Dr. Srivastava by UConn). In return, we have an option to obtain an exclusive license to new inventions (as defined in the research agreement) subject to our payment to UConn of royalties at varying rates upon commercialization of a product utilizing technology discovered under the research agreement. This agreement has been extended until December 31, 2003 for a fee of $1,200,000, payable quarterly at the rate of $300,000.

Factors That May Impact Future Results

Our future operating results could differ materially from the results described above due to the risks and uncertainties described below.

RISKS RELATED TO OUR BUSINESS

If we incur operating losses for longer than we expect, we may be unable to continue our operations.

From our inception through September 30, 2003, we have generated net losses totaling $261.6 million. Our net losses for the nine months ended September 30, 2003, and for the years ended December 31, 2002, 2001, and 2000 were $47.9 million, $55.9 million, $73.5 million and $46.7 million, respectively. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase III clinical trials are particularly expensive to conduct. Furthermore, our ability to generate cash from operations is dependent on when we will be able to commercialize our products and, at this time, we cannot estimate when that will occur. If we incur operating losses for longer than we expect, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

On September 30, 2003, we had approximately $103.7 million in cash, cash equivalents and short-term investments. With our current capital, we expect that we could fund our development programs, clinical trials, and other operating expenses through the second quarter of 2005. We plan to raise additional funds prior to that time. For the nine months ended September 30, 2003, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $5.9 million. Total capital expenditures for the nine months ended September 30, 2003 were $16.5 million. We anticipate additional capital expenditures of up to $5 million for the remainder of 2003. Since our inception, we have financed our operations primarily through the sale of equity. In order to finance our future operations, we will be required to raise additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our lead cancer vaccine, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

Our Phase III Oncophage clinical trials have been placed on partial clinical hold by the United States Food and Drug Administration (FDA) and this may delay or prevent the commercial launch of Oncophage, our lead product candidate.

On September 3, 2003, the FDA placed our Phase III Oncophage clinical trials in renal cell carcinoma and in melanoma on partial clinical hold. While the partial clinical hold is in effect, we cannot enroll new patients in our Phase III Oncophage trials. We can continue to treat and monitor patients that were already enrolled in the trials as of that date. Furthermore, we can continue to enroll and treat patients in our ongoing Phase I and Phase II clinical trials of Oncophage, as well as initiate new Phase I and Phase II trials.

The FDA’s written correspondence related to the partial clinical hold indicates that Oncophage is not sufficiently characterized and that based on the current level of characterization of Oncophage, the FDA would refuse to file a biologics license application (BLA) submitted for Oncophage with the current deficiencies. The product characterization deficiencies involve certain assays, or tests, primarily related to the product’s potency, purity and identity. The FDA has also informed us that until our response in addressing the deficiencies has been reviewed and deemed satisfactory by the FDA, we will not be able to continue enrollment in our Phase III Oncophage clinical trials.

Because of the uncertainty surrounding the partial clinical hold, we cannot estimate when or if we may be able to commercialize Oncophage. Additionally, we may not be able to satisfactorily address the deficiencies related to the partial clinical hold and the FDA may therefore permanently halt our Phase III clinical trials. Furthermore, even if we satisfactorily address the deficiencies related to the partial clinical hold, in order to support a BLA filing for Oncophage, we may be required to enroll additional patients in our current Phase III trials or to complete additional Phase III trials in both renal cell carcinoma and melanoma. This could significantly delay or prevent the commercial launch of Oncophage and negatively impact our financial prospects.

We must receive separate regulatory approvals for each of our drugs and vaccines for each type of disease and disease indication before we can market and sell them in the United States or internationally.

We and our collaborators cannot sell any drug or vaccine until we receive regulatory approval from governmental authorities in the United States, including the FDA, and from similar agencies in other countries. Oncophage and any other drug candidate could take a significantly longer time to gain regulatory approval than we expect or may never gain approval or may be narrowly labeled.

We expect to announce the result of the interim analysis of the data from our Phase III trial of Oncophage for patients with renal cell carcinoma at, or shortly after, the end of 2003. Because Oncophage is our flagship product candidate, a negative result from this interim analysis would have a significant negative impact on our prospects and would likely cause a sharp sell-off of our securities. Because of the issues related to the partial clinical hold, we may delay or not perform the interim analysis at the instruction or suggestion of the FDA. Furthermore, even if the interim analysis is performed, the interim data is positive, and the issues related to the partial clinical hold are resolved, the FDA may not grant us accelerated approval of Oncophage, and may require us to conduct additional Phase III trials to support approval. Data from clinical trials are subject to varying interpretations and marketing approval requires satisfaction of numerous regulatory requirements. Additionally, positive data from the interim analysis would not assure that the final data from the trial would sufficiently demonstrate the level of efficacy or safety necessary to support approval by the FDA. Similarly, if the results from our Phase III trial of Oncophage for patients with melanoma are not positive, it would also have a significant negative impact on our prospects. If the results in our Phase III trials are not sufficiently positive to garner approval from regulatory agencies, we may abandon development of Oncophage for the applicable indication or we may expend considerable resources repeating the trials or starting different trials, which would reduce prospects for generating revenue in the near term.

The regulatory approval process is uncertain, time-consuming and expensive.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially, based on the type, complexity and novelty of the product. Our flagship product candidate, Oncophage, is a novel cancer therapeutic vaccine that is personalized for each patient. To date, the FDA has not approved any cancer therapeutic vaccines for commercial sale and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies have relatively little experience in reviewing personalized medicine therapies, and the partial clinical hold that the FDA has placed on our Phase III Oncophage clinical trials primarily relates to product characterization issues that arise from the personalized nature of Oncophage. This lack of experience may lengthen the regulatory review process for Oncophage, increase its development costs and delay or prevent our commercialization efforts.

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug or vaccine is safe and effective for the applicable disease. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials; similar problems could delay or prevent us from obtaining approvals. The risk of these problems may be heightened for us because of the partial clinical hold by the FDA and because we initiated our Phase III Oncophage clinical trials in renal cell carcinoma and melanoma before the FDA’s Special Protocol Assessment program was available, and we, therefore, do not have a determination by the FDA that these trials can form the primary basis of an efficacy claim in a BLA.

The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding adverse patient reactions, and demonstrating in a scientifically significant manner the safety and efficacy of a product. Because we rely on third-party clinical investigators to conduct our clinical trials, we may encounter delays outside our control. The timing and success of our Phase III trials, in particular, are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests and clinical data. If we are unable to satisfy the FDA and other regulatory agencies with such matters and/or our current Phase III trials yield inconclusive or negative results, we would likely be required to modify or to expand the scope of our Phase III studies or conduct additional

Phase III studies to support a BLA filing. In that event, the launch of Oncophage, if not prevented, would likely be delayed and the costs of developing Oncophage would increase. In addition, the FDA may request additional information or data to which we do not have access. Delays in our ability to respond to the FDA request would delay, and failure to adequately address all FDA concerns would prevent, our commercialization efforts.

In addition, we, or the FDA might further delay or halt our clinical trials for various reasons, including but not limited to:

•	we may fail to comply with extensive FDA regulations;

•	the product may not appear to be more effective than current therapies;

•	the product may have unforeseen or significant adverse side effects or other safety issues;

•	the time required to determine whether the product is effective may be longer than expected;

•	we may be unable to adequately follow or evaluate patients after treatment with the product;

•	patients may die during a clinical trial because their disease is too advanced or because they experience medical problems that may not be related to the product;

•	sufficient numbers of patients may not enroll in our clinical trials; or

•	we may be unable to produce sufficient quantities of the product to complete the trial.

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

If we do not receive regulatory approval for our products in a timely manner, we will not be able to commercialize them in the timeframe anticipated, and, therefore, our business will suffer.

Even if we receive regulatory approval for our products, the FDA may impose limitations on the indicated uses for which our products may be marketed or subsequently withdraw approval, or take other actions against us or our products adverse to our business.

The FDA and international regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation would reduce the size of the potential market for that product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Failure to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution.

We may not generate further product sales revenues from Quilvax-FELV.

To date, we have generated product sales revenues from only one product, our feline leukemia vaccine named Quilvax-FELV. Our revenues from Quilvax-FELV for the nine months ended September 30, 2003 and for the years ended December 31, 2002, 2001 and 2000 were $2.6 million, $2.6 million, $1.6 million and $0.4 million respectively. These revenues are generated through sales of Quilvax-FELV to our marketing partner Virbac, S.A. Our original supply agreement with Virbac, S.A. expired in July 2002, at which point we began to supply the product to Virbac, S.A. through month-to-month supply agreements. If we cease to ship them Quilvax-FELV, we may not generate further revenues from the sale of this product, which is the only product we currently sell. In addition, any regulatory, marketing or other difficulties we experience with Quilvax-FELV could jeopardize that revenue stream. We are currently negotiating for the possible divestiture of our manufacturing and certain intellectual property rights to the feline leukemia vaccine. Until such an agreement has been executed, there remains a significant possibility that it will not take place and significant uncertainty regarding the final terms for any such transaction. If we complete this transaction, we will lose our sole current source of product revenue.

We may not receive significant payments from collaborators due to unsuccessful results in existing collaborations or failure to enter into future collaborations.

Part of our strategy is to develop and commercialize some of our products by continuing our existing collaborative arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing. Our collaborations involving QS-21, for example, depend on our partners successfully completing clinical trials and obtaining regulatory approvals. These activities frequently fail to produce marketable products. For example, in March 2002, Elan Corporation and Wyeth Ayerst Laboratories announced a decision to permanently cease dosing patients in their Phase IIA clinical trial of their Alzheimer’s vaccine containing our QS-21 adjuvant. Several of our agreements also require us to transfer important rights to our collaborators and licensees. As a result of collaborative agreements, we will not completely control the nature, timing or cost of bringing these products to market. These collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing the program or elect to collaborate with a different company. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. As a result of these factors, our strategic collaborations may not yield revenues. In addition, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities.

If we are unable to purify heat shock proteins from some cancer types, the size of our potential market would decrease.

Heat shock proteins occur naturally in the human body and activate powerful cellular immune responses. Our ability to successfully commercialize Oncophage or AG-858 for a particular cancer type depends on our ability to purify heat shock proteins from that type of cancer. Based on our clinical trials conducted to date, in renal cell carcinoma, we have been able to manufacture Oncophage from 94% of the tumors delivered to our manufacturing facility; for melanoma, 87%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; and for pancreatic cancer, 46%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have recently made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase I pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type, which previously was 30%, to 46%. We have successfully manufactured AG-858 for 80% of the patient samples received.

We may encounter problems with other types of cancers as we expand our research. If we cannot overcome these problems, the number of cancer types that Oncophage could treat would be limited.

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products.

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 70 issued U.S. patents and 99 foreign patents. We also have rights to 59 pending U.S. patent applications and 116 pending foreign patent applications. However, our patents may not protect us against our competitors. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged in court, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

If we fail to maintain positive relationships with particular individuals, we may be unable to successfully develop our therapeutic drugs or vaccines, conduct clinical trials and obtain financing.

Pramod K. Srivastava, Ph.D., a member of our board of directors and the chairman of our scientific advisory board, and Garo H. Armen, Ph.D., the chairman of our board of directors and our chief executive officer, who together founded Antigenics in 1994, have been, and continue to be, integral to building the company and developing our technology. If either of these individuals decreases his contributions to the company, our business could be adversely impacted.

Dr. Srivastava is not an employee of Antigenics and has other professional commitments. We sponsor research in Dr. Srivastava’s laboratory at the University of Connecticut Health Center in exchange for the right to license discoveries made in that laboratory with our funding. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine. The regulations and policies of the University of Connecticut Health Center govern the relationship between a faculty member and a commercial enterprise. These regulations and policies prohibit Dr. Srivastava from becoming our employee. Furthermore, the University of Connecticut may modify these regulations and policies in the future to further limit Dr. Srivastava’s relationship with us. Dr. Srivastava has a consulting agreement with Antigenics, which includes financial incentives for him to remain associated with us, but these may not prove sufficient to prevent him from severing his relationship with Antigenics, even during the time covered by the consulting agreement. In addition, this agreement does not restrict Dr. Srivastava’s ability to compete against us after his association with Antigenics is terminated. This agreement expires in March 2005, but will be automatically extended for additional one-year periods unless either party decides not to extend the agreement. If Dr. Srivastava were to terminate his affiliation with us or devote less effort to advancing our technologies, we may not have access to future discoveries that could advance our technologies.

We do not have an employment agreement with Dr. Armen. In addition, we do not carry key employee insurance policies for Dr. Armen or any other employee.

We also rely greatly on employing and retaining other highly trained and experienced senior management and scientific personnel. Since our manufacturing process is unique, our manufacturing and quality control personnel are very important to us. The competition for these and other qualified personnel in the biotechnology field is intense. If we are not able to attract and retain qualified scientific, technical and managerial personnel, we probably will be unable to achieve our business objectives.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask a court to rule that our patents are invalid and should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of our patents. In addition, there is a risk that the court will decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our patents.

Furthermore, a third party may claim that we are using inventions covered by such third party’s patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We know of patents issued to third parties relating to heat shock proteins and alleviation of symptoms of cancer, respectively. We have reviewed these patents, and we believe, as to each claim in those patents, that we either do not infringe the claim of the patents or that the claim is invalid. Moreover, patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication, including with respect to the third-party patents mentioned above. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Additionally, one of the patent applications licensed to us contains claims that are substantially the same as claims in three third-party patents relating to heat shock proteins. The United States Patent and Trademark Office has declared an interference proceeding with respect to our pending U.S. Patent Application Serial No. 08/527,391 and two of these third party patents (U.S. Patent No. 5,747,332 and U.S. Patent No. 6,066,716) to resolve this conflict. Our request to have the third patent (U.S. Patent No. 6,433,141) included within the interference has been granted by the United States Patent and Trademark Office. The claims of our application are concerned with technology relating to certain heat shock protein-peptide complexes and methods for preparing those complexes. The United States Patent and Trademark Office has decided that our claims have an earlier effective filing date than the conflicting claims of the other patents and that such conflicting claims are not patentable to the third party. The third party still has an opportunity to appeal this decision. If this third party appeals this decision and succeeds in the appeal, it could result in us abandoning our patent application and the potential need to seek a license from this party, which may not be available on reasonable terms, if at all.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to enter into collaborations with other entities.

We face litigation that could result in substantial damages and may divert management’s time and attention from our business.

Antigenics, our chairman and chief executive officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court in the Southern District of New York. Dr. Armen was dismissed without prejudice from these claims in October 2002. Several of plaintiff’s claims against us were dismissed with leave to amend in February 2003. The suit alleges that these underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the underwriters’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. We are currently in settlement discussions with plaintiffs; however a failure to finalize a settlement could require us to pay substantial damages. Regardless of the outcome, participation in a lawsuit may cause a diversion of our management’s time and attention from our business.

In addition, we are involved in other litigation and may become involved in additional litigation with our commercial partners or with others. Any such litigation could be expensive in terms of out-of-pocket costs and management time, and the outcome of any such litigation will be uncertain.

If we fail to obtain adequate levels of reimbursement for our therapeutic drugs or vaccines from third-party payers, the commercial potential of our therapeutic drugs or vaccines will be significantly limited.

Our profitability will depend on the extent to which government authorities, private health insurance providers and other organizations provide reimbursement for the cost of our therapeutic drugs or vaccines. Many patients will not be capable of paying for our therapeutic drugs or vaccines themselves. A primary trend in the United States health care industry is toward cost containment. Large private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of particular treatments. Furthermore, many third-party payers limit reimbursement for newly approved health care products. Cost containment measures may prevent us from becoming profitable.

It is not clear that public and private insurance programs will determine that Oncophage or our other product candidates come within a category of items and services covered by their insurance plans. For example, although the federal Medicare program covers drugs and biological products, the program takes the position that the FDA’s treatment of a product as a drug or biologic does not require the Medicare program to treat the product in the same manner. Accordingly, it is possible that the Medicare program will not cover Oncophage or our other product candidates if they are approved for commercialization. It is also possible that there will be substantial delays in obtaining coverage of Oncophage or our other product candidates and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where insurance coverage is available, there may be limits on the payment amount. Congress and the Medicare program have both proposed significant reductions in the Medicare reimbursement amounts for drugs and biologics. If certain of the proposed reductions go into effect, they could have a material adverse effect on sales of any of our products that receive marketing approval.

Product liability and other claims against us may reduce demand for our products or result in substantial damages.

We face an inherent risk of product liability exposure related to testing our therapeutic drugs or vaccines in human clinical trials and will face even greater risks if we sell our drugs or vaccines commercially. An individual may bring a product liability claim against us if one of our drugs or vaccines causes, or merely appears to have caused, an injury. Product liability claims may result in:

•	decreased demand for our therapeutic drugs or vaccines;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

We manufacture Oncophage from a patient’s tumor, and a medical professional must inject Oncophage into that same patient. A patient may sue us if we, a hospital or a delivery company fails to deliver the removed tumor or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex as the number of patients we treat increases, and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage at a hospital poses another chance for delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates as well as for the commercial sale of Quilvax-FELV. Our product liability policy provides $10 million aggregate coverage and $10 million per occurrence. This limited insurance coverage may be insufficient to fully compensate us for future claims.

We may incur significant costs complying with environmental laws and regulations.

We use hazardous, infectious and radioactive materials in our operations, which have the potential of being harmful to human health and safety or the environment. We store these flammable, corrosive, toxic, infectious, radioactive materials and various wastes resulting from their use at our facilities pending ultimate use and disposal. We are subject to a variety of federal, state and local laws and regulations governing use, generation, storage, handling and disposal of these materials. We may incur significant costs complying with both current and future environmental health and safety laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency, the Drug Enforcement Agency, the Department of Transportation, the Centers for Disease Control and Prevention, the National Institutes of Health, the International Air Transportation Association and various state and local agencies. We are also subject to regulation under the Toxic Substances Control Act and the Resource Conservation development programs. At any time, one or more of the aforementioned agencies could adopt regulations that may affect our operations. We are unable to predict whether any agency will adopt new regulations that could have an adverse material effect on us or on our programs.

Although we believe that our current procedures and programs for handling, storage and disposal of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from these materials. Although we have limited pollution liability coverage ($2,000,000) and a workers’ compensation liability policy, in the event of an accident or accidental release, we could be held liable for resulting damages, which could be substantially in excess of any available insurance coverage and could substantially disrupt our business.

Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capability or marketing expertise.

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of therapeutic drugs or vaccines and other therapeutic products, including heat shock proteins directed at cancer, infectious diseases, autoimmune disorders, and degenerative disorders. Several of these companies have products that utilize similar technologies and/or personalized medicine techniques, such as CancerVax’s Canvaxin, Dendreon’s Provenge and Mylovenge, Stressgen’s HspE7, AVAX’s M-Vax and O-Vax, Intracel’s OncoVax and Cell Genesys’ GVAX vaccines. Additionally, many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:

•	commercialize their products sooner than we commercialize our own;

•	develop safer or more effective therapeutic drugs or preventive vaccines and other therapeutic products;

•	implement more effective approaches to sales and marketing;

•	establish superior proprietary positions; or

•	discover technologies that may result in medical insights or breakthroughs, which may render our drugs or vaccines obsolete even before they generate any revenue.

More specifically, if we receive regulatory approvals, some of our therapeutic drugs or vaccines will compete with well established, FDA approved therapies such as interleukin-2 and interferon-alpha for kidney cancer and melanoma, which have generated substantial sales over a number of years. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate.

We plan to consolidate our operations in a new facility, which could cause a temporary disruption in our business.

We recently signed a lease for a facility in Lexington, Massachusetts. We intend to consolidate our Woburn and Framingham, Massachusetts operations into this new facility in phases over the next several years. The first phase, which we intend to complete during 2003, will involve the transfer of our Woburn manufacturing, research, and administrative operations to the Lexington facility. We expect that the build-out costs associated with the first phase will be approximately $16 million to $20 million. As of September 30, 2003, we have spent approximately $15.7 million primarily for leasehold improvements and equipment related to the build-out of our Lexington, Massachusetts facility. We do not expect to initiate the build-out of the second phase, related to the Framingham operations, until 2005. It is possible that our business operations could be temporarily disrupted as a result of the consolidation of these facilities.

Risks Related to Our Common Stock

Our officers and directors may be able to block proposals for a change in control.

Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock and as of September 30, 2003, Antigenics Holdings L.L.C. controlled approximately 28% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets or other major corporate transaction.

Certain of our directors and officers directly and indirectly own approximately 74% of Antigenics Holdings L.L.C. and, if they elect to act together, can control Antigenics Holdings L.L.C. In addition, several of our directors and officers directly and indirectly own approximately 4% of our outstanding common stock.

Provisions in our organizational documents could prevent or frustrate any attempts by stockholders to replace our current management.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation provides for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, our certificate of incorporation currently permits our board of directors to issue up to 25,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. We have issued and outstanding 31,620 shares of Series A Convertible Preferred Stock, par value $0.01 per share. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our bylaws require advance notice of stockholder proposals and nominations, and permit only our president or a majority of the board of directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, Delaware law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Our stock has low trading volume and its public trading price has been volatile.

Between our initial public offering on February 4, 2000 and October 30, 2003, the closing price of our common stock has fluctuated between $6.86 and $52.63 per share, with an average daily trading volume for the nine months ended September 30, 2003 of approximately 423,000 shares. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	announcements of decisions made by public officials;

•	results of our preclinical and clinical trials;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to products under development by us or by our competitors;

•	regulatory developments; and

•	quarterly fluctuations in our financial results.

The sale of a significant number of shares could cause the market price of our stock to decline.

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2003, we had approximately 39,478,000 shares of common stock outstanding. All of these shares are eligible for sale on The Nasdaq National Market, although certain of the shares are subject to sales volume and other limitations.

We have filed registration statements to permit the sale of 6,436,831 shares of common stock under our equity incentive plan, and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. We have also filed a registration statement to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. As of September 30, 2003, options to purchase approximately 4,469,000 shares of our common stock upon exercise of options with a weighted average exercise price per share of $9.80 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of September 30, 2003, warrants to purchase approximately 135,000 shares of our common stock with a weighted average exercise price per share of $44.13 were outstanding. We have also filed a registration statement to permit the sale of our common stock, preferred stock and debt securities, which we may sell separately or together at any time in any combination, in an aggregate amount of up to $100 million.

Critical Accounting Policies and Use of Estimates

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K as filed with the SEC in March 2003. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as our critical accounting policies: research and development, investments, revenue recognition, and stock option accounting.

Research and development expenses include the costs associated with our internal research and development activities including, salaries and benefits, occupancy costs, clinical manufacturing costs, and related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. In addition, research and development expenses include expenses related to grant revenue and the cost of clinical trial materials shipped to our research partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of treatment period for each patient. As actual costs become known to us, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $35,697,000, and $28,485,000 for the nine months ended September 30, 2003 and 2002, respectively.

We classify investments in marketable securities at the time of purchase. At September 30, 2003, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, accumulated other comprehensive income is reduced and the impairment is charged to operations.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in AGTC under the cost method and, as of September 30, 2003, we have included in non-current other assets on the unaudited consolidated balance sheet, as more fully disclosed in Note G to our unaudited consolidated financial statements. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (i) the carrying value of the limited partnership’s investments in its portfolio companies, (ii) how recently the investments in the portfolio companies had been made, (iii) the post-financing valuations of those investments, (iv) the level of un-invested capital held by the limited partnership, and (v) the overall trend in venture capital valuations. Based on this analysis, for the nine months ended September 30, 2003, we concluded that an other than temporary decline of $177,000 had occurred.

Revenue from product sales is recognized at the time of product shipment. Revenue for services under research and development grants and contracts are recognized as the services are performed, milestones are achieved, or clinical trial materials are provided.

We account for options granted to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss attributable to common stockholders and pro forma net loss attributable to common stockholders per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note E to our unaudited consolidated financial statements included in this report).

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

We have cash equivalents and short-term investments at September 30, 2003, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at December 31, 2002 and September 30, 2003.

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

Item 4 — Controls and Procedures

Antigenics has established and maintains disclosure controls and procedures that are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company. The Company has established a Management Disclosure Group that is made up of key management employees and executives, which includes the Chief Financial Officer, and reports directly to the Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance during the period covered in this report.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against 300 other issuers, their underwriters, and their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No.21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon an agreement by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, virtually identical amended complaints were filed in the other 300 initial public offering cases. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Section 10(b) and 20 of the Securities Exchange Act and SEC Rule 10(b)-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted our motion to dismiss the Rule 10(b)-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 claim. Currently, Antigenics, along with numerous other issuer companies, is in settlement discussions with plaintiffs and anticipates that a settlement will be reached without incurring significant out of pocket costs. Until the settlement is finalized, we cannot make an estimate of possible loss, if any, related to this litigation.

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

Item 2 — Changes in Securities and Use of Proceeds

On September 24, 2003, we sold 31,620 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, to Brad M. Kelley, an existing stockholder of the Company, in a placement of securities not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933. We received net proceeds of approximately $31,606,000 from the sale. The Series A Preferred Stock is convertible by the holder at any time, and from time to time, into our common stock at an initial conversion price of $15.81, subject to adjustment to reflect increases or decreases in the outstanding shares of our common stock due to stock splits, stock dividends, combinations, reclassifications and similar events. We may redeem the Series A Preferred Stock at any time, and from time to time, at its face amount on or after September 24, 2013. This description of the terms of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designation filed as Exhibit 3.1 hereto.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Antigenics Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2003 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

On the dates indicated the following Forms 8-K were filed with or furnished to the SEC:

On July 23, 2003, pursuant to which we furnished our press release dated July 23, 2003 announcing our financial results for the quarter ended June 30, 2003.

On September 4, 2003, pursuant to which we filed our press release dated September 3, 2003 announcing the results of a meeting between the Company and the FDA and the resulting partial clinical hold on the Company’s Phase III trials of Oncophage.

On September 24, 2003, pursuant to which we announced the sale of 31,620 shares of our newly created Series A Convertible Preferred Stock, par value $0.01 per share, to Brad M. Kelley, an existing stockholder of the Company for proceeds to the Company of $31,620,000.

On October 23, 2003, pursuant to which we furnished our press release dated October 23, 2003 announcing our financial results for the quarter ended September 30, 2003.

On November 4, 2003, pursuant to which we furnished our press release dated November 3, 2003 announcing certain executive management changes within the Company.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

Date: November 13, 2003	/s/ Garo H. Armen

Garo H. Armen Ph.D., Chairman and Chief Executive Officer

/s/ Jeff D. Clark

Jeff D. Clark, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.1	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Antigenics Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 25, 2003 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002