Form 10-Q
period 2004-03-31
ANTIGENICS INC /DE/
filed 2004-05-07
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Number of shares outstanding of the registrant’s Common Stock as of April 30, 2004: 45,062,865 shares

Antigenics Inc.

Quarterly Period Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1 — Unaudited Consolidated Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$72,244,085	$57,211,895
Short-term investments	59,675,256	32,266,347
Accounts receivable	324,448	589,698
Inventories	464,735	871,256
Prepaid expenses	2,369,970	1,899,558
Deferred offering costs	—	110,934
Restricted cash	3,083,636	—
Other current assets	691,149	372,296

Total current assets	138,853,279	93,321,984
Plant and equipment, net of accumulated amortization and depreciation of $8,482,142 and $15,623,017 at March 31, 2004 and December 31, 2003, respectively	24,877,307	25,032,838
Goodwill	3,081,703	3,081,703
Core and developed technology, net of accumulated amortization of $3,384,455 and $3,107,907 at March 31, 2004 and December 31, 2003, respectively	7,688,118	7,964,666
Restricted cash	4,416,718	8,521,049
Other long-term assets	1,987,946	2,157,295

Total assets	$180,905,071	$140,079,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,015,529	$3,179,567
Accrued liabilities	10,804,414	11,302,367
Other current liabilities	10,417,577	2,000,000
Current portion, long-term debt	5,687,318	5,622,736

Total current liabilities	27,924,838	22,104,670
Long-term debt, less current portion	8,397,611	10,244,796
Other long-term liabilities	2,567,464	2,484,317
Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; Series A convertible preferred stock, par value $0.01 per share; 31,620 shares designated, issued and outstanding at March 31, 2004 and December 31, 2003, respectively; liquidation value of $31,817,625 at March 31, 2004	316	316
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 45,062,224 and 39,522,699 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	450,621	395,226
Additional paid-in-capital	438,476,327	384,457,557
Deferred compensation	(60,281)	(72,081)
Accumulated other comprehensive income	1,490	162,802
Accumulated deficit	(296,853,315)	(279,698,068)

Total stockholders’ equity	142,015,158	105,245,752

Total liabilities and stockholders’ equity	$180,905,071	$140,079,535

See accompanying notes to unaudited consolidated financial statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2004 and 2003
(unaudited)

	Three months ended March 31,
	2004	2003
Revenue:
Product sales	$337,891	$885,158
Research and development	109,515	895,134

Total revenue	447,406	1,780,292
Operating expenses:
Cost of sales	(594,324)	(620,525)
Research and development	(11,138,842)	(10,315,858)
General and administrative	(6,294,079)	(4,886,513)

Operating loss	(17,579,839)	(14,042,604)
Other income (expense):
Non-operating income	272,842	217,655
Interest income	303,900	345,886
Interest expense	(152,150)	(12,698)

Net loss	(17,155,247)	(13,491,761)
Dividends on Series A convertible preferred stock	(197,625)	—

Net loss attributable to common stockholders	$(17,352,872)	$(13,491,761)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.41)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	42,778,105	37,575,317

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003
(unaudited)

	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(17,155,247)	$(13,491,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,400,342	1,195,309
Non-cash stock compensation	186,283	84,149
Effect of accounting for asset retirement obligations	—	252,119
Loss on sale of fixed assets	7,431	—
Changes in operating assets and liabilities:
Accounts receivable	265,250	(103,053)
Inventories	406,521	209,214
Prepaid expenses	(470,412)	(543,250)
Accounts payable	(2,164,038)	(636,300)
Accrued and other current liabilities	(388,292)	137,634
Other operating assets and liabilities	(286,015)	53,762

Net cash used in operating activities	(18,198,177)	(12,842,177)
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	13,068,528	9,881,860
Purchases of available for sale securities	(40,456,462)	(16,531,564)
Investment in AGTC	—	(300,000)
Purchases of plant and equipment	(985,694)	(1,885,092)
Reduction in restricted cash	1,020,695	—
Deposit received on anticipated divestiture of assets	8,381,801	—

Net cash used in investing activities	(18,971,132)	(8,834,796)
Cash flows from financing activities:
Net proceeds from sale of equity	53,631,418	59,602,118
Proceeds from exercise of stock options	576,824	48,519
Payments of series A convertible preferred stock dividend	(224,140)	—
Payments of long-term debt	(1,782,603)	(265,673)

Net cash provided by financing activities	52,201,499	59,384,964

Net increase in cash and cash equivalents	15,032,190	37,707,991
Cash and cash equivalents, beginning of period	57,211,895	33,130,176

Cash and cash equivalents, end of period	$72,244,085	$70,838,167

Supplemental cash flow information:
Cash paid for interest	$223,158	$10,142
Non-cash investing and financing activities:
Effect of adoption of Statement of Financial Accounting Standards No. 143:
Plant and equipment	$—	567,010
Asset retirement obligation	$—	819,129

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

Note B —Equity Offerings

On February 6, 2004, we sold 5,000,000 shares of our common stock, $0.01 par value, and we received net proceeds of approximately $50 million.

On February 18, 2004, we sold an additional 400,000 shares of our common stock, $0.01 par value, and we received net proceeds of approximately $4 million.

Note C — Net Loss Per Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and the Series A Convertible Preferred Stock. Because we have reported a net loss attributable to common stockholders for all periods, diluted net loss attributable to common stockholders per common share is the same as basic net loss attributable to common stockholders per common share as the effect of including the outstanding stock options, stock warrants and the convertible preferred stock in the calculation would have reduced the net loss attributable to common stockholders per common share. Therefore, the 5,174,000 outstanding stock options, the 95,000 outstanding stock warrants and the 31,620 issued shares of Series A convertible preferred stock are not included in the calculation, and basic and diluted net loss per common share attributable to common stockholders are equal.

Note D — Inventories

Inventories consist of approximately the following at:

	March 31, 2004	December 31, 2003
Finished goods	$365,000	$765,000
Work-in-process	27,000	17,000
Raw materials	73,000	89,000

Total inventories	$465,000	$871,000

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements, which interim disclosures are included below.

The following table illustrates the effect on net loss attributable to common stockholders and net loss attributable to common stockholders per common share, basic and diluted had compensation cost for options granted to employees and directors and sold through our employee stock purchase plan been determined consistent with the fair value method of SFAS No. 123:

	Three months ended March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	$(17,353,000)	$(13,492,000)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	35,000	60,000
Deduct: total stock-based employee and director compensation expense determined under fair-value based method for all awards	(1,421,000)	(979,000)

Pro forma net loss attributable to common stockholders	$(18,739,000)	$(14,411,000)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.41)	$(0.36)
Pro forma	$(0.44)	$(0.38)

The effects of applying SFAS No. 123, for either recognizing or disclosing compensation costs under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase right granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	2004	2003
Estimated volatility	73%	63%
Expected life in years — employee and director options	6	6
Expected life in years — employee stock purchase rights	1	1
Risk-free interest rate	1.21%	1.23%
Dividend yield	0%	0%

The expected life used to estimate the fair value of non-employee options is equal to the contractual life of the option granted.

Note F – Comprehensive Loss

The following table provides the calculation of other comprehensive loss for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Net loss attributable to common stockholders	$(17,353,000)	$(13,492,000)
Other comprehensive income loss:
Unrealized loss on marketable securities, net	(161,000)	(65,000)

Other comprehensive loss	$(17,514,000)	$(13,557,000)

Note G — Commitments and Contingencies

On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership, called Applied Genomic Technology Capital Fund (AGTC), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of March 31, 2004, we have invested $1,875,000, and have included this amount, net of impairment charges, in non-current other assets. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently investments in the portfolio companies have been made, (3) the post-financing valuations of those investments, (4) the level of un-invested capital held by the limited partnership and (5) the overall trend in venture capital valuations. Based on these analyses, for the three months ended March 31, 2004, we concluded that an other than temporary decline had not occurred. Our investment balance aggregated $1,557,000 at March 31, 2004. The general partner of AGTC is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Senior Managing Director and CEO of Flagship Ventures, a partnership of funds including NewcoGen Group Inc. and AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc.

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Similar amended complaints were filed with respect to about 300 other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. Currently, Antigenics, along with numerous other issuer companies, is in settlement discussions with plaintiffs and anticipates that a settlement will be reached without incurring significant out-of-pocket costs. At this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation, and accordingly, no reserve has been recorded.

On February 19, 2004, Jonathan Lewis, M.D., our former Chief Medical Officer, filed a complaint against us in the United States District Court for the Southern District of New York. The suit alleges that we terminated Dr. Lewis without cause and have failed to pay severance benefits to which Dr. Lewis believes he is entitled. The complaint seeks relief for breach of contract and intentional infliction of emotional distress. We intend to vigorously defend against these claims. Accordingly, no reserve has been recorded.

From time to time as a normal incidence of the nature of our business various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage and personnel and employment disputes. As to such claims and litigation, including those items discussed above, we may not prevail. We do not expect the ultimate outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations, or liquidity. However, litigation is subject to inherent uncertainty and consumes both cash and management attention.

Note H – Sale of Technology

On March 17, 2004, we sold our manufacturing rights for feline leukemia virus (FeLV) vaccine to French veterinary pharmaceutical manufacturer Virbac S.A. (“Virbac”). Pursuant to this arrangement, in exchange for the transfer of our manufacturing rights and related equipment for FeLV, we will receive $14,250,000 in cash. The carrying value of the assets sold is $409,000 and liabilities assumed is $15,000. As the sale was subject to a contingency which has been met subsequent to March 31, 2004, the assets sold and the liabilities assumed are reflected in the consolidated balance sheet and the cash received from Virbac is recorded in other current liabilities at March 31, 2004. Upon completion of the sale there will be no further product sales. In addition, we entered into a sublease agreement with PP Manufacturing, a subsidiary of Virbac, for a portion of the manufacturing facility in Framingham, MA.

As consideration for the sale we received $10,382,000 on or prior to closing. This amount is included in other current liabilities on the consolidated balance sheet at March 31, 2004. An additional $4,250,000 is due upon the production of “Initial Batches” as defined in the asset purchase agreement, provided that Virbac shall attempt in good faith to manufacture the Initial Batches within six months of the closing date, and in no case beyond eight months after the closing.

Virbac has held exclusive perpetual worldwide marketing rights to the FeLV vaccine since 1983. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac through month-to-month supply agreements until the sale of our FeLV manufacturing rights to them in March.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are currently researching and developing products to treat cancers, infectious diseases and autoimmune disorders. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our most advanced product candidate, Oncophage. Our business activities have included product research and development, intellectual property prosecution, manufacturing vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, and integration of our acquisitions.

We have incurred significant losses since our inception. As of March 31, 2004, we had an accumulated deficit of $296,853,000. We continue to finance the majority of our operations through the sale of equity. For the three months ended March 31, 2004 and 2003, we have raised through the sale of equity and exercises of stock options net proceeds of approximately $54,208,000 and $59,651,000, respectively.

We expect, as we have in the past, to attempt to raise additional funds substantially in advance of depleting our current funds. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require substantial additional capital. We expect that we will be able to fund our growing operations and capital expenditures with our current working capital through the end of

2005.

On March 17, 2004, we sold our manufacturing rights for feline leukemia virus (FeLV) vaccine to French veterinary pharmaceutical manufacturer Virbac S.A. (“Virbac”). Pursuant to this arrangement, in exchange for the transfer of our manufacturing rights and related equipment for FeLV, we will receive $14,250,000 in cash. The carrying value of the assets sold is $409,000 and liabilities assumed is $15,000. As the sale was subject to a contingency which has been met subsequent to March 31, 2004, the assets sold and the liabilities assumed are reflected in the consolidated balance sheet and the cash received from Virbac is recorded in other current liabilities at March 31, 2004. In addition, we entered into a sublease agreement with PP Manufacturing, a subsidiary of Virbac, for a portion of the manufacturing facility in Framingham, MA.

As consideration for the sale we received $10,382,000 on or prior to closing. This amount is included in other current liabilities on the consolidated balance sheet at March 31, 2004. An additional $4,250,000 is due upon the production of “Initial Batches” as defined in the asset purchase agreement, provided that Virbac shall attempt in good faith to manufacture the Initial Batches within six months of the closing date, and in no case beyond eight months after the closing.

Virbac has held exclusive perpetual worldwide marketing rights to the FeLV vaccine since 1983. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac through month-to-month supply agreements until the sale of our FeLV manufacturing rights to them in March.

To date, we have generated product sales revenues from one product, our feline leukemia vaccine, the rights to which we sold to Virbac. Our revenues from this product were $338,000 and $885,000 for the three months ended March 31, 2004, and 2003, respectively. During the three months ended March 31, 2004 and 2003, we also had research and development revenues of $110,000 and $895,000, respectively, representing grant payments earned, and in 2003, shipments of our adjuvant QS-21 to our QS-21 licensees.

Forward-Looking Statements

This report contains forward-looking statements, the expected settlement of securities litigation, our future development activities, our ability to commercialize products, the timing of completion of clinical trials, the timing of future regulatory filings, our future financial results, our ability to satisfy the FDA that our current Phase III clinical trials should be sufficient to support a biologics license application, estimated future payments for clinical trials, estimated future capital expenditures, the impact of litigation, the impact on our investments of future fluctuations in interest rates, and other statements expressed in terms of our expectations, plans or goals. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in these forward-looking statements. Our ability to settle the securities litigation, for example, will depend on decisions made by plaintiffs, insurance companies, underwriters, and courts, all of which are beyond our control. Our efforts to develop and commercialize our product candidates, and the timing of regulatory filings and analysis of clinical trial data, will depend on, among other matters, our ability to enroll sufficient numbers of patients in clinical trials and to satisfy regulatory agencies that our product candidates are safe, effective and adequately characterized and that our trials are adequately designed, which may require considerable information and effort and still be unsuccessful and which may require additional clinical trials with different study designs. Levels of future expenditures will depend on the activities we are required to undertake to satisfy regulatory requirements, the timing of our efforts, and inflationary trends. General financial market conditions will impact the value of our investments. Our business is subject to substantial risk. Risks and uncertainties, including the factors identified under “Factors That May Impact Future Results” will substantially determine whether we are successful and whether the results indicated by the forward-looking statements occur. We caution investors not to place considerable reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we undertake no obligation to update or revise the statements.

Historical Results of Operations

Three Months Ended March 31, 2004 Compared To The Three Months Ended March 31, 2003

Revenue: We generated $338,000 and $885,000 of product revenue during the three months ended March 31, 2004 and 2003, respectively. Product revenues consist of sales of our feline leukemia vaccine to our former marketing partner Virbac. The decrease in product revenue is due to the anticipation of the sale of our manufacturing rights for FeLV mentioned above, which directly resulted in Virbac purchasing from us reduced amounts of FeLV during the three months ended March 31, 2004. Additionally, we had $110,000 and $895,000 of research and development revenue during the three months ended March 31, 2004 and 2003, respectively. Revenues from research and development activities include grant payments earned and, in 2003, shipments of our adjuvant QS-21 product to our QS-21 licensees. The decrease between the first quarter of 2003 and the first quarter of 2004 is related to the absence of demand for our adjuvant QS-21 during the three months ended March 31, 2004.

Cost of Sales: Cost of sales, which is related entirely to product revenue, was $594,000 and $621,000 for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, cost of sales was 176% and 70%, respectively, of product sales. The increase is attributable to the costs of idle capacity in our facility where we manufactured the feline leukemia vaccine.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut where we sponsor research, and clinical research organizations as well as expenses related to grant revenue. Research and development expense increased 8% to $11,139,000 for the three months ended March 31, 2004 from $10,316,000 for the three months ended March 31, 2003. The increase was primarily due to personnel compensation associated with the growth of our research activities which increased $466,000 for the three months ended March 31, 2004 over the same period in 2003. Also contributing to the increase was the cost of simultaneously occupying and maintaining both the Lexington and Woburn, Massachusetts facilities for the majority of the three months ended March 31, 2004, which contributed to a $614,000 increase in research and development facility-related costs when compared to the same period in 2003. Effective March 15, 2004, we exited our Woburn facility and those manufacturing activities are currently being conducted in our Lexington facility. Other research and development expenses decreased $257,000 for the three months ended March 31, 2004 when compared to the same period in 2003.

General and Administrative: General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees. General and administrative expenses increased 29% to $6,294,000 for the three months ended March 31, 2004 from $4,887,000 for the three months ended March 31, 2003. The increase was primarily due to the $772,000 increase in personnel compensation associated with the growth of our operations since the first quarter of 2003 and with severance compensation for one of our executives. Our professional service expenses increased $314,000 primarily due to costs associated with the sale of our manufacturing rights for feline leukemia vaccine to Virbac. Other general and administrative expenses increased $321,000 for the three months ended March 31, 2004 over the same period in 2003.

Non-operating Income: Non-operating income consists of rental income earned on the subleases of a number of our facilities. For the three months ended March 31, 2004, we earned $273,000 of rental income, an increase of $55,000 over the same period for 2003. The increase in rental income is primarily due to the sublease of our Framingham, Massachusetts manufacturing facilities to PP Manufacturing in connection with the sale of our manufacturing rights for feline leukemia vaccine.

Interest Income: Interest income decreased 12% to $304,000 for the three months ended March 31, 2004 from $346,000 for the same period in 2003. This decrease is attributable to lower interest rates during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Our average interest rate decreased from approximately 1.3% for the three months ended March 31, 2003, to approximately 1.1% for the three months ended March 31, 2004.

Interest expense: Interest expense increased 1,069% to $152,000 for the three months ended March 31, 2004 from $13,000 for the three months ended March 31, 2003. The increase is attributable to our increased debt balance during the three-month period ended March 31, 2004, as compared to our debt outstanding during the three-month period ended March 31, 2003.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to each of our three largest research and development programs. These research and development programs contain our four lead product candidates, Oncophage®, AG-858, Aroplatin™, and AG-702/707, as indicated in the following table.

			Year ended December 31,
		Three Months Ended
Research and Development Program	Lead Product	March 31, 2004	2003	2002	2001	Prior to 2001
Heat Shock Proteins for Cancer	Oncophage & AG-858	$8,947,000	$41,335,000	$32,367,000	$23,277,000	$36,798,000
Heat Shock Proteins for Infectious Diseases	AG-702/707	676,000	2,447,000	1,301,000	735,000	2,085,000
Liposomal Cancer Treatments*	Aroplatin	173,000	1,263,000	2,149,000	1,442,000	—
Other Research and Development Programs		1,343,000	3,482,000	4,166,000	5,903,000	2,590,000

Total Research and Development Expenses		$11,139,000	$48,527,000	$39,983,000	$31,357,000	$41,473,000

* Prior to 2001 costs were incurred by Aronex Pharmaceuticals, a company we acquired in July 2001.

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage by each program. Each of our lead product candidates is in various stages of completion as described below. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced product candidate, Oncophage, is uncertain, and because AG-858, AG-702/707, and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence.

          Oncophage

We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, over 700 patients have been treated with Oncophage in our various clinical trials. We have ongoing Phase I and Phase II trials in several types of cancer as well as a Phase III trial for renal cell carcinoma and a Phase III trial for melanoma. Oncophage is a novel cancer therapeutic vaccine that is personalized for each patient, it may experience a long regulatory review process and high development costs either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the factors identified under “Factors That May Impact Future Results.”

On September 3, 2003, we announced that the United States Food and Drug Administration (FDA) placed our Phase III Oncophage clinical trials on partial clinical hold. With FDA approval, we continued to treat and monitor patients who were already enrolled in the trials as of that date. On October 23, 2003, we submitted to the FDA additional Oncophage product characterization information, and on November 23, 2003, the agency lifted the partial clinical hold. On December 22, 2003, we announced the result of the planned interim analysis of the data from our ongoing Phase III trial of Oncophage in renal cell carcinoma. Based on its review of the safety data, efficacy data, and other information regarding the trial, the independent Data Monitoring Committee (DMC) for the trial recommended that the trial proceed as planned and did not require that we change the patient accrual goals for a successful analysis of the Phase III trial. At the interim analysis, the DMC also declared the design and conduct of the trial sound and raised no safety concerns.

The FDA has informed us that Oncophage has been insufficiently characterized and that the results obtained with an inadequately characterized product cannot be used to provide efficacy data in support of a biologics license application. Over the next several months we will be providing additional data to the FDA to support that Oncophage is fully characterized. In addition, the FDA has provided us with detailed comments regarding both of our Phase III trials. We believe that we will be able to successfully address the FDA’s comments regarding our Phase III trials. If we successfully address these comments, and the data from our Phase III trials are significantly positive, we believe we should be able to convince the FDA to accept the data from these trials to support product registration. We intend to schedule a formal meeting with the FDA during the third quarter of 2004 to discuss our approval strategy for Oncophage in renal cell carcinoma and in melanoma. These expectations regarding FDA approval are forward-looking statements. Please see the section entitled “Forward-Looking Statements” and the information regarding regulatory risks and uncertainties identified under the section entitled “Factors That May Impact Future Results.”

The final analysis for our Phase III trial in renal cell carcinoma, study C-100-12, will be triggered once a pre-specified number of events occur. An event is defined as a recurrence of a patient’s renal cell carcinoma or a death of a patient. Events are reviewed and confirmed, on a blinded basis, by an independent Clinical Events Committee comprised of expert radiologists and an expert oncologist. Based on the overall trend of events in C-100-12 to date, we believe that the earliest the final analysis for this trial will be triggered is in early 2005. Our overall manufacturing success rate for our C-100-12 trial is approximately 92%. If the efficacy data are significantly positive, and if the FDA accepts the data from C-100-12 as being pivotal and sufficient to support product registration, we would expect to file a biologics license application, or BLA, within six months after conducting the final analysis. During 2004, we plan to initiate a second Phase III, multicenter, international trial for renal cell carcinoma. We intend to use this additional Phase III trial to support the approval of Oncophage.

We expect to complete enrollment of our ongoing Phase III trial in melanoma, Study C-100-21 during 2004. We had a meeting with the DMC during the first quarter of 2004 to review the safety and conduct of our Phase III melanoma trial of Oncophage. This meeting was not an interim analysis of the efficacy data from this trial. Our overall manufacturing success rate for our C-100-21 trial is approximately 69%. Our inability to manufacture adequate amounts of Oncophage for approximately 31% of the patients randomized to-date in the Oncophage treatment arm may jeopardize the potential for the trial, as currently designed, to meet its pre-specified clinical endpoints. We are currently addressing the lower manufacturing success rate for melanoma and expect to implement changes to improve the manufacturing success rate in this trial. We are also evaluating whether or not changes should be made to the design, enrollment targets, or planned conclusion of C-100-21. If such changes are required, it will substantially delay our efforts to file a biologics license application for Oncophage in melanoma. We are planning a second phase III trial in melanoma in collaboration with a large cooperative group in Europe.

We recently initiated a Phase I/II trial of Oncophage in lung cancer and during 2004, we intend to initiate a Phase II trial in breast cancer, as well as Phase I/II trials of Oncophage in combination with other molecules.

     AG-858

In December 2002, interim data were reported from a pilot Phase I clinical trial conducted at the University of Connecticut School of Medicine using HSPPC-70 for the treatment of chronic myelogenous leukemia, or CML. In April 2003, we initiated a Phase I/II trial in CML of AG-858 in combination with Gleevec in patients with CML refractory to Gleevac. We expect to complete enrollment in this trial by the end of 2004 and to release the data from this trial approximately 6 to 12 months after completion of enrollment.

     AG-702/707

We initiated a pilot Phase I clinical trial of AG-702 in the fourth quarter of 2001 and we expect to complete enrollment of this trial in early 2004. AG-702 is a vaccine formulation containing one peptide antigen, or target, of the herpes virus. AG-707 is a vaccine formulation containing over 30 HSV-2 peptide antigens. We expect to file an Investigational New Drug application (IND) for AG-707 for the treatment of genital herpes in the first half of 2004 and expect to begin enrolling patients later this year.

     Aroplatin

We initiated Phase I/II clinical trials of Aroplatin for colorectal cancer and other solid tumors in 2002 and released data from the colorectal cancer trial in the third quarter of 2003. We completed enrollment of the first cohort of patients in both trials and at this time do not intend to enroll additional patients. We are currently conducting non-clinical studies to improve the formulation of Aroplatin. Subject to the results of these experiments, we may launch a series of further non-clinical studies to support future clinical trials with an improved formulation or we may make the decision to suspend or delay the development of Aroplatin.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of March 31, 2004, we had an accumulated deficit of $296,853,000. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash, cash equivalents, and short-term investment balances and debt provided through secured lines of credit. From our inception through March 31, 2004, we raised aggregate net proceeds of $350,370,000 through the sale of equity, stock options and warrants and proceeds from our employee stock purchase plan, and borrowed $20,523,000 under two credit facilities. At March 31, 2004, we have debt outstanding of approximately $14,085,000. In April 2003, we filed a registration statement with the Securities and Exchange

Commission for the registration and potential issuance of up to $100 million of registered securities. In September 2003, in a private placement, we sold 31,620 shares of our newly created Series A Convertible Preferred Stock for net proceeds of $31,606,000. In February 2004, we sold 5,400,000 shares of our common stock for net proceeds of approximately $54 million.

We expect that we will be able to fund our capital expenditures and growing operations with our current working capital through the end of 2005. In order to fund our needs subsequently, we will need to raise additional money and may be able to do so by: (1) completing securities offerings, (2) out-licensing technologies or products to one or more corporate partners, (3) renegotiating license agreements with current corporate partners, (4) completing an outright sale of assets and/or (5) securing additional debt financing. Our ability to successfully enter into any such arrangements is uncertain and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials and other development activities and capital expenditure requirements. We expect to attempt to raise additional funds substantially in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and, at this time, we cannot reliably estimate if or when that will occur, and the process may require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $46,342,000 over the term of the studies. Through March 31, 2004, approximately $25,983,000 has been expensed as research and development expenses and $21,439,000 has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institutions of certain services. We anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations to bring our products to market. As we expand our clinical studies we plan to enter into additional agreements. In addition, we have entered into sponsored research agreements related to our products that require payments of approximately $9,878,000, of which $2,489,000 has been paid through March 31, 2004. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements with corporate licensees that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the licensee on future sales of licensed vaccines that include QS-21, which may not be achieved.

Our cash, cash equivalents and short-term investments at March 31, 2004 were $131,919,000, an increase of $42,441,000 from December 31, 2003. During the three months ended March 31, 2004, we used cash primarily to finance our research operations, including our Oncophage clinical trials. Net cash used in operating activities for the three months ended March 31, 2004 and 2003 was $18,198,000 and $12,842,000, respectively. The increase resulted primarily from the increase in the activity of our Oncophage clinical trials, on-going development activities and the general expansion of our research and administrative operations. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the matters highlighted in the “Factors That May Impact Future Results” section.

Net cash used in investing activities for the three months ended March 31, 2004 was $18,971,000 as compared to $8,835,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we invested $40,456,000 of our available cash in short-term investments and received proceeds from the maturity of such investments of $13,069,000. Additionally, for the three months ended March 31, 2004, we invested $986,000 in the purchase of equipment, furniture and fixtures for the build-out of our Lexington, Massachusetts facility. We anticipate additional capital expenditures of up to $4,000,000 during 2004. We have also received a $8,382,000 refundable deposit for the divestiture of our manufacturing and certain intellectual property rights to the feline leukemia vaccine. In addition, we received $1,021,000 pertaining to the reduction of our restricted cash balance.

Net cash provided by financing activities was $52,201,000 for the three months ended March 31, 2004 as compared to $59,385,000 for the three months ended March 31, 2003. Since inception, our primary source of financing has been from equity sales. During the three months ended March 31, 2004 and 2003, net proceeds from sales of equity and exercises of stock options totaled approximately $54,208,000 and $59,651,000, respectively. During the three months ended March 31, 2004, we repaid $1,783,000 of our debt balance under our credit facility.

Effective March 17, 2004, we sublet part of our Framingham manufacturing and office space to PP Manufacturing, a subsidiary of Virbac, in connection with the sale of our manufacturing rights for feline leukemia vaccine. This sublease agreement expires on September 30, 2010.

Effective July 19, 2002 we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. and we have leased related leasehold improvements and equipment under agreements which expire in December 31, 2006. GTC Biotherapeutics has an option to extend this lease until September 30, 2010. As a result of the PP Manufacturing lease agreement, we amended our agreement with GTC Biotherapeutics, Inc. effective March 16, 2004. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income.

In addition, we sublet part of our Texas and New York facilities to a number of small private companies under agreements that expire in 2008 and 2004 respectively. We are contractually entitled to receive rental income of $1,226,000 in 2004; $1,286,000 in 2005; $1,375,000 in 2006;

$753,000 in 2007 and $535,000 in 2008, and $902,000 thereafter; the collection of this income, however, is subject to uncertainty.

We are currently involved in certain legal proceedings as described in Note G to our unaudited consolidated financial statements above. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations or liquidity, but litigation is subject to inherent uncertainty.

Related Parties

As of March 31, 2004, we had invested $1,875,000 in a limited partnership – Applied Genomic Technology Capital Fund, or AGTC. Our total capital commitment to AGTC is $3,000,000. One of our directors, Noubar Afeyan, Ph.D., is the Senior Managing Director and CEO of a partnership of funds that include the general partner of AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc. For details, refer to Note G to our unaudited consolidated financial statements.

As detailed in Note 11 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2003 filed with the SEC, our predecessor company, Founder Holdings, Inc., which, indirectly, remains a significant shareholder, approved a stock option plan pursuant to which our officers, directors, employees and consultants may be granted options in the predecessor company. In accordance with accounting principles generally accepted in the United States of America, options granted under this plan are accounted for as compensation expense by us and treated as a contribution to stockholders’ equity.

We currently have a QS-21 license and supply agreement with Neuralab Limited, a wholly-owned subsidiary of Elan Corporation, plc, for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, is the non-executive Chairman of Elan and a nominal employee of a different wholly-owned subsidiary of Elan. For the three months ended March 31, 2004, no revenues were generated under this agreement and accordingly, at March 31, 2004, we have no amounts due to us under this agreement.

In March 1995, we entered into a consulting agreement with Dr. Pramod Srivastava, our scientific founder and one of our directors. This agreement expires in March 2005 but will be automatically extended for additional one-year periods unless either party decides not to extend the agreement. In 2004, we paid Dr. Srivastava a cash bonus of $135,000 and the compensation committee approved a stock option grant to purchase 120,000 shares of our common stock for services performed in 2003.

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

Factors That May Impact Future Results

Our future operating results could be negatively impacted by, and the results contemplated by forward looking statements may differ materially, due to the risks and uncertainties described below.

Risks Related to our Business

If we incur operating losses for longer than we expect, we may be unable to continue our operations.

From our inception through March 31, 2004, we have generated net losses totaling $297 million. Our net losses for the three months ended March 31, 2004, and for the years ended December 31, 2003, 2002, and 2001 were $17.2 million, $65.9 million, $55.9 million, and $73.5 million, respectively. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase III clinical trials are particularly expensive to conduct, and we plan to initiate two new Phase III clinical trials during 2004, one in renal cell carcinoma and one in melanoma. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to commercialize our products and, we expect that the earliest we may be able to commercialize Oncophage would be in late 2005. If we incur operating losses for longer than we expect, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

On March 31, 2004, we had approximately $132 million in cash, cash equivalents and short-term investments. In February 2004, we sold 5,400,000 shares of our common stock, raising net proceeds of approximately $54 million. With our current capital we expect that we could fund our development programs, clinical trials, and other operating expenses through the end of 2005. We plan to raise additional funds prior to that time. For the three months ended March 31, 2004, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $6.4 million. Total capital expenditures for the three months ended March 31, 2004 were $1.0 million. We anticipate additional capital expenditures of up to $4 million during the remainder of 2004. Since our inception, we have financed our operations primarily through the sale of equity. In order to finance our future operations, we will be required to raise additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our most advanced product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

The commercial launch of Oncophage will be significantly delayed or prevented if we are unable to convince the United States Food and Drug Administration that our current Phase III trials of Oncophage, our most advanced product candidate, are sufficient to support licensure of Oncophage.

On September 3, 2003, the FDA placed our Phase III Oncophage clinical trials in renal cell carcinoma and in melanoma on partial clinical hold. The FDA’s written correspondence instituting the partial clinical hold indicated that Oncophage was not sufficiently characterized and that based on the then current level of Oncophage product characterization information provided to the FDA, the FDA would refuse the filing of a biologics license application, or BLA. On October 24, 2003,we submitted additional Oncophage product characterization information to the FDA, and on November 24, 2003, we announced that the FDA had lifted the partial clinical hold. Even though the FDA lifted the partial clinical hold, the FDA has informed us that, for purposes of our Phase III trial in renal cell carcinoma (trial C-100-12) and our Phase III trial in melanoma (trial C-100-21), Oncophage has been insufficiently characterized and that the results obtained with an inadequately characterized product could not be used to provide efficacy data in support of a biologics license application. We may not be able to convince the FDA that the data from these trials, even if significantly positive, should be considered pivotal and sufficient to support licensure of Oncophage. In this event, we will be required to enroll additional patients in our current Phase III trials and/or to complete additional Phase III trials in both renal cell carcinoma and melanoma to support BLA filings for Oncophage. This may significantly delay or prevent the commercial launch of Oncophage and negatively impact our financial prospects.

If the results from our first Phase III trials of Oncophage do not demonstrate efficacy, our commercial launch of Oncophage will be delayed or prevented and our business prospects will be substantially diminished.

In December 2003, we announced that the Data Monitoring Committee, or DMC, had convened as scheduled for the interim analysis of our ongoing Phase III clinical trial of Oncophage in the treatment of renal cell carcinoma, C-100-12. The DMC recommended that the trial proceed as planned and did not require that we change patient accrual goals. These recommendations do not assure either that the trial will demonstrate statistically significant results or that the trial will prove adequate to support approval of Oncophage for commercialization in the treatment of patients with renal cell carcinoma. The final data from the trial may not sufficiently demonstrate levels of efficacy and safety necessary to support marketing approval by the FDA and other regulatory agencies. Data from clinical trials are subject to varying interpretations.

Inconclusive or negative final data from the current Phase III renal cell carcinoma trial, C-100-12, or interim or final data from the current Phase III melanoma trial, C-100-21, would have a significant negative impact on our prospects and likely would cause a sharp sell-off of our securities. If the results in our Phase III trials are not sufficiently positive to garner approval from regulatory agencies, we may abandon development of Oncophage for the applicable indication or we may expend considerable resources repeating the trials or starting different trials. These activities would reduce our prospects for generating revenue in the near term and increase our losses.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product candidate is safe and effective for the applicable disease. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials; similar problems could delay or prevent us from obtaining approvals. We plan to initiate an additional Phase III trial for Oncophage during 2004 in renal cell carcinoma. We intend to use this Phase III trial to support approval of Oncophage in renal cell carcinoma. We also intend to initiate a second Phase III trial in melanoma in collaboration with a large cooperative group in Europe. Even after reviewing the protocols for our planned Phase III trials, the FDA may not consider our ongoing trials together with these new trials to be adequate for registration and may disagree with our overall strategy to seek approval for Oncophage in renal cell carcinoma and melanoma. In this event, the potential commercial launch of Oncophage would be significantly delayed, which would likely have a materially negative impact on our ability to generate revenue and our need for additional funding.

The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding adverse patient reactions and demonstrating in a statistically significant manner the safety and efficacy of the product candidate. Because we rely on third-party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third-party clinical investigators or contract research organizations are adversarial. The timing and success of our Phase III trials, in particular, are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests and clinical data. If we are unable to satisfy the FDA and other regulatory agencies with such matters, including the specific matters noted above, and/or our Phase III trials yield inconclusive or negative results, we will be required to modify or expand the scope of our Phase III studies or conduct additional Phase III studies to support BLA filings, including additional studies beyond the two new Phase III trials in renal cell carcinoma and melanoma that we are planning. In addition, the FDA may request additional information or data to which we do not have access. Delays in our ability to respond to such an FDA request would delay, and failure to adequately address all FDA concerns would prevent, our commercialization efforts.

     In addition, we, or the FDA, might further delay or halt our clinical trials for various reasons, including but not limited to:

•	we may fail to comply with extensive FDA regulations;

•	a product candidate may not appear to be effective;

•	a product candidate may have unforeseen or significant adverse side effects or other safety issues;

•	the time required to determine whether a product candidate is effective may be longer than expected;

•	we may be unable to adequately follow or evaluate patients after treatment with a product candidate;

•	patients may die during a clinical trial because their disease is too advanced or because they experience medical problems that may not be related to the product candidate;

•	sufficient numbers of patients may not enroll in our clinical trials; or

•	we may be unable to produce sufficient quantities of a product candidate to complete the trial.

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

Even if we do receive regulatory approval for our product candidates, the FDA or international regulatory authorities will impose limitations on the indicated uses for which our products may be marketed or subsequently withdraw approval, or take other actions against us or our products adverse to our business.

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

We will not generate further product sales revenue from Quilvax-FELV.

To date, we have generated product sales revenue from only one product, a feline leukemia vaccine, which we sold in March 2004 to Virbac, S.A., our former marketing partner. Prior to the sale, our revenues from the feline vaccine for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002, and 2001 were $0.3 million, $3.5 million, $2.6 million, $1.6 million, respectively. We no longer sell that product.

Our business development efforts to partner Oncophage, our most advanced product candidate, are in very early stages and may not result in a collaboration agreement within the next 12 months, if at all.

We are engaged in efforts to partner Oncophage, our most advanced product candidate, with a pharmaceutical or larger biotech company to assist us with the global commercialization of Oncophage. While we have been pursuing these business development efforts for several years, we have not negotiated a definitive agreement relating to the potential commercialization of Oncophage. Many larger companies may be unwilling to commit to a substantial agreement prior to receipt of additional clinical data or, in the absence of such data, may demand economic terms that are unfavorable to us. Even if Oncophage generates favorable clinical data, we may not be able to negotiate a transaction that provides us with favorable economic terms. While some other biotechnology companies have negotiated large collaborations, we may not be able to negotiate any agreements with terms that replicate the terms negotiated by those other companies. We may not, for example, obtain significant upfront payments or substantial royalty rates. Some larger companies are skeptical of the commercial potential and profitability of a personalized product candidate like Oncophage.

We may not receive significant payments from collaborators due to unsuccessful results in existing collaborations or failure to enter into future collaborations.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing. Our collaborations involving QS-21, for example, depend on our licensees successfully completing clinical trials and obtaining regulatory approvals. These activities frequently fail to produce marketable products. For example, in March 2002, Elan Corporation and Wyeth Ayerst Laboratories announced a decision to permanently cease dosing patients in their Phase IIA clinical trial of their AN-1792 Alzheimer’s vaccine containing our QS-21 adjuvant. Several of our agreements also require us to transfer important rights to our collaborators and licensees. As a result of collaborative agreements, we will not completely control the nature, timing or cost of bringing these products to market. These collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing the programs or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. As a result of these factors, our strategic collaborations may not yield revenues. In addition, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of equity.

If we are unable to purify heat shock proteins from some cancer types, we may have difficulty successfully completing our clinical trials and, even if we do successfully complete our clinical trials, the size of our potential market would decrease.

Heat shock proteins occur naturally in the human body and have the potential to activate powerful cellular immune responses. Our ability to successfully develop and commercialize Oncophage or AG-858 for a particular cancer type depends on our ability to purify heat shock proteins from that type of cancer. If we experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, including our Phase III clinical trials, it may lower the probability of a successful analysis of these trials. Our overall manufacturing success rate to date for our Phase III trial, C-100-12, in renal cell carcinoma is 92%; for our Phase III trial in metastatic melanoma, C-100-21, it is 69%. Our inability to manufacture adequate amounts of Oncophage for approximately 31% of the patients randomized to date in the Oncophage treatment arm of the melanoma trial may jeopardize the potential for the trial, as currently designed, to meet its pre-specified clinical endpoints. We are currently addressing the lower manufacturing success rate for melanoma and expect to implement changes to improve the manufacturing success rate in this trial. We are also evaluating whether or not changes should be made to the design, enrollment target, or planned conclusion of C-100-21. If such changes are required, it will substantially delay our efforts to file a biologics license application for Oncophage in melanoma.

Based on our completed earlier clinical trials and our ongoing clinical trials conducted in renal cell carcinoma (including our C-100-12 trial), we have been able to manufacture Oncophage from 93% of the tumors delivered to our manufacturing facility; for melanoma (including our C-100-21 trial), 78%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; and for pancreatic cancer, 46%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase I pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type, which was previously 30%, to 46%. We have successfully manufactured AG-858 from approximately 79% of the patient samples received.

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

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to at least 69 issued U.S. patents and 97 foreign patents. We also have rights to at least 48 pending U.S. patent applications and 140 pending foreign patent applications. However, our patents may not protect us against our competitors. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged in court, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Furthermore, a third party may claim that we are using inventions covered by such third party’s patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We know of patents issued to third parties relating to heat shock proteins and alleviation of symptoms of cancer, respectively. We have reviewed these patents, and we believe, as to each claim in those patents, that we either do not infringe the claim of the patents or that the claim is invalid. Moreover, patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication, including with respect to the third-party patents mentioned above. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Additionally, two of the patent applications licensed to us contain claims that are substantially the same as claims in a third-party patent relating to heat shock proteins. We will ask the United States Patent and Trademark Office to declare an interference with this third-party patent, U.S. Patent No. 6,713,608. We believe that the invention of U.S. Patent No. 6,713,608 is the same as that of earlier-filed U.S. Patents No. 5,747,332, 6,066,716, and 6,433,141, which we believe are owned by the same third party, and which were involved in a previous interference proceeding with one of those two applications. During that interference proceeding, we were awarded priority based upon our earlier effective filing date. Accordingly, we believe that the United States Patent and Trademark Office should declare an interference between our pending patent applications and this latest third-party patent and that the claims of U.S. Patent No. 6,713,608 should be deemed invalid. Although we believe that we should prevail against this third-party patent in an interference proceeding, there is no guarantee that such will be the outcome.

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

We also rely greatly on employing and retaining other highly trained and experienced senior management and scientific personnel. Since our manufacturing process is unique, our manufacturing and quality control personnel are very important. The competition for these and other qualified personnel in the biotechnology field is intense. If we are not able to attract and retain qualified scientific, technical and managerial personnel, we probably will be unable to achieve our business objectives.

We face litigation that could result in substantial damages and may divert management’s time and attention from our business.

Antigenics, our chairman and chief executive officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit. We are currently in settlement discussions with plaintiffs; however, a failure to finalize a settlement could require us to pay substantial damages. Regardless of the outcome, participation in a lawsuit may cause a diversion of our management’s time and attention from our business. In addition, we are involved in other litigation and may become involved in additional litigation with former employees, our commercial partners, and others. Any such litigation could be expensive in terms of out-of-pocket costs and management time, and the outcome of any such litigation will be uncertain.

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

It is not clear that public and private insurance programs will determine that Oncophage or our other product candidates come within a category of items and services covered by their insurance plans. For example, although the federal Medicare program covers drugs and biological products, the program takes the position that the FDA’s treatment of a product as a drug or biologic does not require the Medicare program to treat the product in the same manner. Accordingly, it is possible that the Medicare program will not cover Oncophage or our other product candidates if they are approved for commercialization. It is also possible that there will be substantial delays in obtaining coverage of Oncophage or our other product candidates and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where insurance coverage is available, there may be limits on the payment amount. Congress and the Medicare program periodically propose significant reductions in the Medicare reimbursement amounts for drugs and biologics. If some of these proposed reductions go into effect, they could have a material adverse effect on sales of any of our products that receive marketing approval. In December 2003, the President of the United States signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The future impact of this legislation on our product candidates is uncertain. Effective January 1, 2004, Medicare payments for many drugs administered in physician’s offices were reduced significantly. This provision impacts many drugs used in cancer treatment by oncologists and urologists. The payment methodology changes in future years, and it is unclear how the payment methodology will impact reimbursement for Oncophage, if it receives regulatory approval, and incentives for physicians to recommend Oncophage relative to alternative therapies.

Product liability and other claims against us may reduce demand for our products or result in substantial damages.

We face an inherent risk of product liability exposure related to testing our product candidates in human clinical trials and will face even greater risks if we sell our product candidates commercially. An individual may bring a product liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. Product liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

We manufacture Oncophage and AG-858 from a patient’s cancer cells, and a medical professional must inject Oncophage or AG-858 into that same patient. A patient may sue us if we, a hospital or a delivery company fails to deliver the removed cancer tissue or that patient’s Oncophage or AG-858. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases, and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage or AG-858 at a hospital poses another chance for delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage or AG-858, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates. Our product liability policy provides $10 million aggregate coverage and $10 million per occurrence. This limited insurance coverage may be insufficient to fully compensate us for future claims.

We may incur significant costs complying with environmental laws and regulations.

We use hazardous, infectious and radioactive materials in our operations, which have the potential of being harmful to human health and safety or the environment. We store these hazardous (flammable, corrosive, toxic), infectious, radioactive materials and various wastes resulting from their use at our facilities pending use and ultimate disposal. We are subject to a variety of federal, state and local laws and regulations governing use, generation, storage, handling and disposal of these materials. We may incur significant costs complying with both current and future environmental health and safety laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency, the Drug Enforcement Agency, the Department of Transportation, the Centers for Disease Control and Prevention, the National Institutes of Health, the International Air Transportation Association and various state and local agencies. At any time, one or more of the aforementioned agencies could adopt regulations that may affect our operations. We are also subject to regulation under the Toxic Substances Control Act and the Resource Conservation Development programs.

Although we believe that our current procedures and programs for handling, storage and disposal of these materials comply with federal, state and local laws and regulations, we cannot eliminate the risk of accidents involving contamination from these materials. Although we have limited pollution liability coverage ($2 million) and a workers’ compensation liability policy, in the event of an accident or accidental release, we could be held liable for resulting damages, which could be substantially in excess of any available insurance coverage and could substantially disrupt our business.

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

•	commercialize their products sooner than we commercialize our own;

•	develop safer or more effective therapeutic drugs or preventive vaccines and other therapeutic products;

•	implement more effective approaches to sales and marketing;

•	establish superior intellectual property positions; or

•	discover technologies that may result in medical insights or breakthroughs, which may render our drugs or vaccines obsolete even before they generate any revenue.

More specifically, if we receive regulatory approvals, some of our product candidates will compete with well-established, FDA-approved therapies such as interleukin-2 and interferon-alpha for kidney cancer and melanoma, which have generated substantial sales over a number of years. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate.

Risks Related to our Common Stock

Our officers and directors may be able to block proposals for a change in control.

Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock and as of March 31, 2004, controlled approximately 25% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our Series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock representing an initial conversion price of $15.81. If Mr. Kelley had converted all of the shares of preferred stock on March 31, 2004, he would have held approximately 16% of our outstanding common stock.

We have no standstill or other agreements with Mr. Kelley that restrict his ability to acquire or dispose of shares of our common stock. All of the shares of our common stock owned by Mr. Kelley are eligible for sale in the public market subject to compliance with the applicable securities laws. Substantial sales of common stock by Mr. Kelley would depress the market price of our common stock.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, Mr. Kelley and Antigenics Holdings L.L.C. control approximately 37% of our outstanding common stock, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined percentage would increase to 41%. Additional purchases of our common stock by Mr. Kelley also would increase both his own percentage of outstanding voting rights and the percentage combined with Antigenics Holdings L.L.C. (Mr. Kelley’s shares of preferred stock do not carry voting rights; the common stock issuable upon conversion, however, carries the same voting rights as other shares of common stock.)

Provisions in our organizational documents could prevent or frustrate any attempts by stockholders to replace our current management.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation provides for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, under our certificate of incorporation, our board of directors may issue shares of preferred stock, and determine the terms of those shares of stock without any further action by our stockholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our bylaws require advance notice of stockholder proposals and nominations, and permit only our president or a majority of the board of directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, Delaware law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Our stock has low trading volume and its public trading price has been volatile.

Between our initial public offering on February 4, 2000 and April 30, 2004, the closing price of our common stock has fluctuated between $6.86 and $52.63 per share, with an average daily trading volume for the three months ended March 31, 2004 of approximately 557,000 shares. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2004, we had approximately 45,062,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ National Market, although certain of the shares are subject to sales volume and other limitations.

We have filed registration statements to permit the sale of 6,436,831 shares of common stock under our equity incentive plan, and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. We have also filed a registration statement to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. As of March 31, 2004, options to purchase approximately 5,174,000 shares of our common stock upon exercise of options with a weighted average exercise price per share of $9.89 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of March 31, 2004, warrants to purchase approximately 95,000 shares of our common stock with a weighted average exercise price per share of $41.52 were outstanding. We have also filed a registration statement to permit the sale of our common stock, preferred stock and debt securities, which we may sell separately or together at any time in any combination, in an aggregate amount of up to $100 million. The 5,400,000 common shares sold during February 2004 were sold pursuant to that registration statement, thereby reducing the aggregate amount of securities we may sell pursuant to that registration statement to $43.3 million.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2003 filed with the SEC. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States of America, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as our critical accounting policies:

     Research and Development

Research and development expenses include the costs associated with our internal research and development activities including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical research organizations. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including lab costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As we become aware of the actual costs, we adjust our accrual; such changes in estimates may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $11,139,000, $48,527,000, $39,983,000 and $31,357,000 for the three months ended March 31, 2004, and the years ended December 31, 2003, 2002, and 2001, respectively.

     Investments

We classify investments in marketable securities at the time of purchase. At March 31, 2004, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, accumulated other comprehensive income is reduced and the impairment is charged to operations. Investments of less than 20% of the voting control of entities over whose operating and financial policies we do not have the power to exercise significant influence are accounted for by the cost method. We currently account for our investment in AGTC under the cost method and, as of March 31, 2004, we have included it in non-current other assets on the consolidated balance sheet, as more fully disclosed in Note G to our unaudited consolidated financial statements included in this report. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies had been made, (3) the post-financing valuations of those investments, (4) the level of un-invested capital held by the limited partnership, and (5) the overall trend in venture capital valuations. Based on this analysis, during the three months ended March 31, 2004, we concluded that an other than temporary decline has not occurred. Our investment balance aggregated $1,557,000 at March 31, 2004.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to make capital expenditures, and foreign currency exchange risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2003, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

We had cash equivalents and short-term investments at March 31, 2004 of approximately $132 million, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at March 31, 2004.

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4 — Controls and Procedures

Antigenics has established and maintains disclosure controls and procedures that are designed to provide reasonable assurance that material information is made known to our Chief Executive Officer and Chief Financial Officer by others within the company. We have established a Management Disclosure Committee that is made up of key management employees and executives, which includes the Chief Financial Officer, and reports directly to the Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance as of the end of the period covered in this report.

During the first quarter of 2004, there was no significant change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Similar amended complaints were filed with respect to about 300 companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. Currently, Antigenics, along with numerous other issuer companies, is in settlement discussions with plaintiffs and anticipates that a settlement will be reached without incurring significant out-of-pocket costs. At this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation.

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

Item 6 — Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 10.1	First Amendment of Lease dated as of August 15, 2003 from BHX, LLC as trustee of 3 Forbes Realty, to Antigenics Inc. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Current Reports on Form 8-K

          The following Forms 8-K were filed with or furnished to the SEC:

     On February 4, 2004, pursuant to which we filed (1) an underwriting agreement dated February 3, 2004 by and among Antigenics Inc. and UBS Securities LLC, Needham & Company, Inc. and Ryan Beck & Co., Inc. and (2) an opinion from our legal counsel.

     On February 18, 2004, pursuant to which we announced the sale of 400,000 shares of common stock in connection with a partial exercise of an over-allotment option.

     On February 19, 2004, pursuant to which we furnished our press release dated February 19, 2004 announcing our financial results for the year ended December 31, 2003.

     On April 1, 2004, pursuant to which we announced the sale our manufacturing rights for feline leukemia virus (FeLV) vaccine and filed agreements related to that transaction.

     On April 20, 2004, we furnished a Current Report on Form 8-K, pursuant to which we furnished our press release dated April 20, 2004 announcing our financial results for the quarter ended March 31, 2004.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

Date: May 7, 2004	/s/ Garo H. Armen

Garo H. Armen Ph.D., Chairman and Chief Executive Officer

/s/ Jeff D. Clark

Jeff D. Clark, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1	First Amendment of Lease dated as of August 15, 2003 from BHX, LLC as trustee of 3 Forbes Realty, to Antigenics Inc. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002