Form 10-Q
period 2004-09-30
ANTIGENICS INC /DE/
filed 2004-11-09
CIK 1098972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

      Number of shares outstanding of the registrant’s Common Stock as of October 29, 2004: 45,522,179 shares

Antigenics Inc.

Quarterly Period Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1 —	Unaudited Consolidated Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$37,476,710	$57,211,895
Short-term investments	68,790,076	32,266,347
Accounts receivable	17,707	589,698
Inventories	171,627	871,256
Prepaid expenses	2,107,269	1,899,558
Deferred offering costs	25,210	110,934
Restricted cash	3,299,067	—
Other current assets	576,586	372,296

Total current assets	112,464,252	93,321,984
Plant and equipment, net of accumulated amortization and depreciation of $9,768,013 and $15,623,017 at September 30, 2004 and December 31, 2003, respectively	24,395,568	25,032,838
Goodwill	3,081,703	3,081,703
Core and developed technology, net of accumulated amortization of $3,939,416 and $3,107,907 at September 30, 2004 and December 31, 2003, respectively	7,133,157	7,964,666
Restricted cash	2,983,603	8,521,049
Other long-term assets	2,032,838	2,157,295

Total assets	$152,091,121	$140,079,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$897,715	$3,179,567
Accrued liabilities	13,763,786	11,302,367
Other current liabilities	8,525	2,000,000
Current portion, long-term debt	5,356,601	5,622,736

Total current liabilities	20,026,627	22,104,670
Long-term debt, less current portion	5,967,205	10,244,796
Other long-term liabilities	2,800,800	2,484,317
Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; Series A convertible preferred stock, par value $0.01 per share; 31,620 shares designated, issued and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation value of $31,817,625 at September 30, 2004	316	316
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 45,487,179 and 39,522,699 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	454,871	395,226
Additional paid-in-capital	441,440,306	384,457,557
Deferred compensation	(38,183)	(72,081)
Accumulated other comprehensive (loss) income	(149,269)	162,802
Accumulated deficit	(318,411,552)	(279,698,068)

Total stockholders’ equity	123,296,489	105,245,752

Total liabilities and stockholders’ equity	$152,091,121	$140,079,535

See accompanying notes to unaudited consolidated financial statements

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2004 and 2003

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
Revenue	$282,355	$—	$578,614	$928,468
Operating expenses:
Cost of sales	(4,798)	—	(4,798)	—
Research and development	(9,816,050)	(13,201,131)	(31,640,763)	(35,079,414)
General and administrative	(6,317,418)	(4,744,727)	(18,438,906)	(14,699,075)
Acquired in-process research and development	(2,888,000)	—	(2,888,000)	—

Operating loss	(18,743,911)	(17,945,858)	(52,393,853)	(48,850,021)
Other income (expense):
Non-operating income	1,500	—	7,054	—
Interest income	391,511	223,444	1,052,645	891,054
Interest expense	(123,757)	(82,538)	(413,730)	(99,007)

Loss from continuing operations	(18,474,657)	(17,804,952)	(51,747,884)	(48,057,974)
Income from discontinued operations, net of tax of $171,982 in 2004 (including gain on disposal of $13,960,046 in 2004)	—	37,406	13,034,400	180,047

Net loss	(18,474,657)	(17,767,546)	(38,713,484)	(47,877,927)
Dividends on Series A convertible preferred stock	(197,625)	(26,350)	(592,875)	(26,350)

Net loss attributable to common stockholders	$(18,672,282)	$(17,793,896)	$(39,306,359)	$(47,904,277)

Per common share data, basic and diluted:
Loss from continuing operations	$(0.41)	$(0.45)	$(1.18)	$(1.24)
Income from discontinued operations, net of tax	$0.00	$0.00	$0.29	$0.00
Net loss attributable to common stockholders	$(0.41)	$(0.45)	$(0.89)	$(1.23)
Weighted average number of common shares outstanding, basic and diluted	45,359,697	39,473,932	44,405,275	38,820,733

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

	September 30,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net loss	$(38,713,484)	$(47,877,927)
(Loss) Income from discontinued operations	(925,646)	180,047
Gain on disposal of discontinued operations	13,960,046	—

Loss from continuing operations	(51,747,884)	(48,057,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,666,817	4,608,517
Write-down of investments	88,125	177,165
Non-cash stock compensation	626,692	832,744
Acquired in-process research and development	2,688,000	—
Effect of accounting for asset retirement obligations	—	282,148
Loss on sale of fixed assets	4,399	—
Changes in operating assets and liabilities:
Accounts receivable	(17,187)	406,504
Inventories	37,814	133,831
Prepaid assets	(207,711)	62,359
Accounts payable	(2,276,852)	299,290
Accrued expenses and other current liabilities	2,339,262	4,134,135
Other operating assets and liabilities	308,525	560,828

Net cash used in continuing operations	(44,490,000)	(36,560,453)
Net cash provided by discontinued operations	108,159	34,871

Net cash used in operating activities	(44,381,841)	(36,525,582)
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	30,372,528	49,006,860
Purchases of available for sale securities	(67,208,328)	(49,280,418)
Investment in AGTC	(150,000)	(525,000)
Purchases of plant and equipment	(2,443,019)	(16,528,267)
Proceeds from sale of property and equipment	8,000	—
Proceeds from divestiture of assets	12,552,011	1,000,000
Change in restricted cash	2,238,380	(6,390,171)

Net cash used in investing activities	(24,630,428)	(22,716,996)
Cash flows from financing activities:
Net proceeds from sale of equity	53,631,418	91,208,562
Deferred offering costs	(25,210)	(36,867)
Proceeds from exercise of stock options	727,946	856,775
Proceeds from employee stock purchase plan	106,046	140,281
Payments of series A convertible preferred stock dividend	(619,390)	—
Payments of long-term debt	(4,543,726)	(944,988)
Proceeds from long-term debt	—	12,780,343

Net cash provided by financing activities	49,277,084	104,004,106

Net (decrease) increase in cash and cash equivalents	(19,735,185)	44,761,528
Cash and cash equivalents, beginning of period	57,211,895	33,130,176

Cash and cash equivalents, end of period	$37,476,710	$77,891,704

Supplemental cash flow information:
Cash paid for interest	$462,048	$96,083
Non-cash investing and financing activities:
Effect of adoption of Statement of Financial Accounting Standards No. 143:
Plant and equipment	$—	$532,324
Asset retirement obligation	$—	$814,472
Issuance of equity for acquired in-process research and development	$2,688,000	$—

See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note A — Organization and Basis of Presentation

      We are a biotechnology firm developing products to treat cancers, infectious diseases and autoimmune disorders. Our most advanced product candidate is Oncophage®, a personalized cancer vaccine being tested in several types of cancer, including in Phase 3 clinical trials for the treatment of renal cell carcinoma (the most common type of kidney cancer) and for metastatic melanoma. Our product candidate portfolio also includes (1) AG-858, a personalized cancer vaccine in a Phase 2 clinical trial for the treatment of chronic myelogenous leukemia, (2) AG-702/ AG-707, a therapeutic vaccine program in Phase 1 clinical development for the treatment of genital herpes, and (3) AroplatinTM, a liposomal chemotherapeutic. Our related business activities include research and development, regulatory and clinical affairs, business development, and administrative functions that support these activities.

      The accompanying unaudited consolidated financial statements of Antigenics Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany balances have been eliminated in consolidation. Certain amounts in the prior year unaudited consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

      The preparation of unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Note B — Net Loss Per Share

      Basic earnings or loss per common share (EPS) is calculated by dividing the applicable earnings or loss by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing the applicable earnings or loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants and the Series A Convertible Preferred Stock. Because we have reported a loss from continuing operations for all periods, diluted earnings or loss per common share is the same as basic earnings or loss per common share as the effect of including the outstanding stock options, stock warrants and the convertible preferred stock in the calculation would have reduced the loss from continuing operations per common share. Therefore, outstanding stock options, stock warrants and the issued shares of Series A convertible preferred stock are not included in the calculation, and basic and diluted earnings or loss per common share are equal.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Inventories

      Inventories consist of approximately the following at:

	September 30,	December 31,
	2004	2003

Finished goods	$172,000	$765,000
Work-in-process	—	17,000
Raw materials	—	89,000

Total inventories	$172,000	$871,000

Note D — Equity

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

      We account for stock options granted to non-employees on a fair-value basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, any non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the market price of our common stock.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss attributable to common stockholders, as reported	$(18,672,000)	$(17,794,000)	$(39,306,000)	$(47,904,000)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	11,000	12,000	451,000	89,000

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Deduct: total stock-based employee and director compensation expense determined under fair-value based method for all awards	(1,693,000)	(1,146,000)	(5,006,000)	(3,284,000)

Pro forma net loss attributable to common stockholders	$(20,354,000)	$(18,928,000)	$(43,861,000)	$(51,099,000)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.41)	$(0.45)	$(0.89)	$(1.23)
Pro forma	$(0.45)	$(0.48)	$(0.99)	$(1.32)

      The effects of applying SFAS No. 123, for either recognizing or disclosing compensation costs under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase right granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions for the nine-months ended September 30,:

	2004	2003

Estimated volatility	68%	63%
Expected life in years — employee and director options	6	6
Expected life in years — employee stock purchase rights	1	1
Risk-free interest rate	1.62%	1.21%
Dividend yield	0%	0%

      The expected life used to estimate the fair value of non-employee options is equal to the contractual life of the option granted.

      Effective May 26, 2004, our stockholders approved an amendment to our 1999 Equity Incentive Plan increasing the number of shares of our Common Stock available under the plan from 6,000,000 to 10,000,000 shares.

Note F — Comprehensive Loss

      The following table provides the calculation of other comprehensive loss for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss attributable to common stockholders	$(18,672,000)	$(17,794,000)	$(39,306,000)	$(47,904,000)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	93,000	21,000	(312,000)	187,000

Other comprehensive loss	$(18,579,000)	$(17,773,000)	$(39,618,000)	$(47,717,000)

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Commitments and Contingencies

      On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership, called Applied Genomic Technology Capital Fund (AGTC), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. As of September 30, 2004, we have invested $2,025,000, and have included this amount, net of impairment charges, in other long-term assets. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently investments in the portfolio companies have been made, (3) the post-financing valuations of those investments, (4) the level of un-invested capital held by the limited partnership and (5) the overall trend in venture capital valuations. Based on these analyses, for the three and nine months ended September 30, 2004, we concluded that an other than temporary decline had occurred and have reduced the carrying value by approximately $88,000. Our investment balance aggregated $1,619,000 at September 30, 2004. The general partner of AGTC is AGTC Partners, L.P. and NewcoGen Group Inc. is the general partner of AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Senior Managing Director and CEO of Flagship Ventures, a partnership of funds including NewcoGen Group Inc. and AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc.

      Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Similar amended complaints were filed with respect to about 300 other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, issuer defendants, and issuers were presented to the Federal District Court for the Southern District of New York, and Antigenics anticipates that a settlement will be reached without

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurring significant out-of-pocket costs. To date, the plaintiffs have not asserted a specific amount of damages. At this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation.

      On February 19, 2004, Jonathan Lewis, M.D., our former Chief Medical Officer, filed a complaint against us in the United States District Court for the Southern District of New York. The suit alleges that we terminated Dr. Lewis without cause and have failed to pay severance benefits to which Dr. Lewis believes he is entitled. This suit was settled during October 2004. For the period ended September 30, 2004 we recorded a charge in the accompanying consolidated financial statements related to this settlement.

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

Note H — Discontinued Operations

      On March 17, 2004, we sold our manufacturing rights for feline leukemia virus (FeLV) vaccine to French veterinary pharmaceutical manufacturer Virbac S.A. (Virbac). Pursuant to this arrangement, in exchange for the transfer of our manufacturing rights and related equipment for FeLV, we received $14,552,000 in cash. In addition, we entered into a sublease agreement with PP Manufacturing, a subsidiary of Virbac, for a portion of the manufacturing facility in Framingham, MA.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$—	$799,000	$338,000	$2,606,000
Expenses
Cost of sales	—	(463,000)	(594,000)	(1,558,000)
Research and Development	—	(203,000)	(194,000)	(617,000)
General and Administrative	—	(96,000)	(476,000)	(251,000)

Net income (loss) from discontinued operations	$—	$37,000	$(926,000)	$180,000

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I — Acquired in-process Research and Development

      On July 30, 2004 we issued 350,000 shares of our common stock and paid $200,000 in cash to Mojave Therapeutics Inc. as consideration to purchase all of their intellectual property and scientific assets relating to their heat shock protein based antigen delivery system and other technologies. The total purchase price of the assets was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and which had no alternative future uses. At the date these assets were acquired none of the purchased technologies under development had achieved technological feasibility and none were being sold on the market. There still remains substantial risk and uncertainty concerning the remaining course of technical development. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these technologies, technological feasibility had not been established at the acquisition date. Accordingly, the value of these purchased assets, $2,888,000, has been charged to acquired in-process research and development in the accompanying consolidated financial statements.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are currently researching and developing products to treat cancers, infectious diseases and autoimmune disorders. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our most advanced product candidate, Oncophage®. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, and integration of our acquisitions.

      We have incurred significant losses since our inception. As of September 30, 2004, we had an accumulated deficit of $318,412,000. We continue to finance the majority of our operations through the sale of equity. For the nine months ended September 30, 2004 and 2003, we raised through the sale of equity and exercises of stock options net proceeds of approximately $54,355,000 and $92,141,000, respectively.

      We expect, as we have in the past, to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require substantial additional capital. We expect that we will be able to fund our growing operations and capital expenditures with our current working capital through at least the end of 2005.

      On March 17, 2004, we sold our manufacturing rights for feline leukemia virus (FeLV) vaccine and related assets to French veterinary pharmaceutical manufacturer Virbac S.A. (Virbac). Pursuant to this arrangement, in exchange for the transfer of our manufacturing rights and related equipment for FeLV, we received $14,552,000 in cash. In addition, we entered into a sublease agreement with PP Manufacturing, a subsidiary of Virbac, for a portion of the manufacturing facility in Framingham, MA.

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

      To date, we have generated product sales revenues from this one product, the feline leukemia vaccine, the rights to which we sold to Virbac. As a result of the sale, we will not generate further product sales revenue. Our revenues from this product were $338,000 and $2,606,000 for the nine months ended September 30, 2004, and 2003, respectively. These amounts are included in our income from discontinued operations presented in the unaudited consolidated statements of operations. During the nine months ended September 30, 2004 and 2003, we also had research and development revenues of $562,000 and $928,000, respectively, representing grant payments earned and shipments of our adjuvant QS-21TM to our QS-21 licensees.

Forward-Looking Statements

      This report contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project” and similar terms. Forward-looking statements may include statements about our time lines for completing clinical trials, time lines for releasing data from clinical trials, time lines for initiating new clinical trials, expectations regarding clinical trials and regulatory processes, expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs and vaccines in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings, possible receipt of future regulatory approvals, expected cash needs, plans for sales and marketing, implementation of corporate strategy and future financial performance. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that we may be unable to obtain the regulatory approvals necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory approvals necessary to commercialize our products because the United States Food and Drug Administration (FDA) or other regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that we are determined to infringe on the intellectual property of others; changes in financial markets and geopolitical developments; and the solvency of counter-parties under subleases and general real estate risks. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this report, including the information set forth under the heading “Factors That May Impact Future Results”. You are cautioned not to place significant reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update these statements.

Historical Results of Operations

Three Months Ended September 30, 2004 Compared To The Three Months Ended September 30, 2003

      Revenue: We generated $265,000 of research and development revenue and $17,000 of product revenue during the three months ended September 30, 2004 and no revenue during the same period in 2003. Revenues from research and development activities include grant payments earned and revenues earned on shipments of our adjuvant QS-21 product to our QS-21 licensees.

      Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut where we sponsor research, and clinical research organizations as well as expenses related to grant revenue. Research and development expense decreased 26% to $9,816,000 for the three months ended September 30, 2004 from $13,201,000 for the three months ended September 30, 2003. The decrease was primarily due to reduced clinical trial related expenses associated with reduced enrollment in our Phase 3 renal cell carcinoma and melanoma trials as they reached the end of the enrollment phase of the trials during the third quarter of 2004. As compared to the three months ended September 30, 2003, trial related expenses have decreased $2,021,000. Depreciation and amortization expenses decreased $968,000 due mostly to the exiting of our Woburn and Framingham facilities during the first quarter of 2004 following the consolidation of these activities into a larger facility in Lexington, MA adequate to meet our long-term needs. Also contributing to the decrease was a decrease in the non-cash charge for options granted and earned by our outside advisors and employees of $200,000. Other research and development expenses decreased $196,000 for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003.

      General and Administrative: General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees. General and administrative expenses increased 33% to $6,317,000 for the three months ended September 30, 2004 from $4,745,000 for the three months ended September 30, 2003. The increase was primarily due to an $853,000 increase in professional fees relating to increased recruiting, consulting services and legal fees. Additionally, personnel related expenses have increased $389,000 over the same period in 2003 due to salary increases, the growth of our operations and higher travel expenses. Depreciation and amortization expenses have increased $130,000 due primarily to terminating our manufacturing activities in the Framingham facility. Other general and administrative expenses increased $200,000 for the three months ended September 30, 2004 over the same period in 2003.

      Acquired In-Process Research and Development: Acquired in-process research and development of $2,888,000 in 2004 related to a charge for the purchase from Mojave Therapeutics Inc. (Mojave) of all of their intellectual property and scientific assets relating to their heat shock protein based antigen delivery system and other technologies. The total purchase price of the assets (comprised of a cash payment of

$200,000 and the value of common stock issued of $2,688,000) was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and which had no alternative future uses. At the date of the acquisition, none of the purchased technologies under development by Mojave had achieved technological feasibility and none were being sold on the market. There still remains substantial risks and significant uncertainty concerning the remaining course of technical development. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these technologies, the development projects had not established technological feasibility at the acquisition date.

      Interest Income: Interest income increased 76% to $392,000 for the three months ended September 30, 2004 from $223,000 for the same period in 2003. This increase is primarily attributable to the higher average cash balances held during 2004 as compared to 2003.

      Interest Expense: Interest expense increased 49% to $124,000 for the three months ended September 30, 2004 from $83,000 for the three months ended September 30, 2003. The increase is attributable to our increased average debt balance during the three-month period ended September 30, 2004, over the same period in 2003. This debt relates to a financing facility for the build-out of our Lexington, MA facility completed in 2003.

      Discontinued Operations: Due to the sale of our manufacturing rights for FeLV vaccine and related assets to Virbac, we have reported the results of those operations as discontinued in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Nine Months Ended September 30, 2004 Compared To The Nine Months Ended September 30, 2003

      Revenue: We generated $562,000 of research and development revenue and $17,000 of product revenue during the nine months ended September 30, 2004 and $928,000 of research and development revenue during the same period in 2003. Revenues from research and development activities include grant payments earned and revenues earned on shipments of our adjuvant QS-21 product to our QS-21 licensees. The decrease in revenue is attributable to lower shipments of our adjuvant QS-21 product during the nine months ended September 30, 2004 and to a large non-recurring shipment of QS-21 product that occurred during the first half of 2003.

      Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut where we sponsor research, and clinical research organizations as well as expenses related to grant revenue. Research and development expense decreased 10% to $31,641,000 for the nine months ended September 30, 2004 from $35,079,000 for the nine months ended September 30, 2003. The decrease was primarily due to clinical trial related expenses associated with the reduced enrollment for our Phase 3 renal cell carcinoma trial as it reached the end of the enrollment phase. Trial related expenses have decreased $2,751,000 as compared to the first nine months of 2003. In addition, depreciation expense decreased $1,300,000 due mostly to the exiting of the Woburn and Framingham facilities during the first quarter of 2004 following the consolidation of these activities into a larger facility in Lexington, MA adequate to meet our long-term needs. Offsetting these expense decreases was an increase of $748,000 due primarily to the cost of simultaneously occupying and maintaining both the Lexington and Woburn facilities for the first three months of 2004 as we relocated from one facility to the other. Other research and development expenses decreased $135,000 for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003.

      General and Administrative: General and administrative expenses consist primarily of personnel compensation, office expenses and professional fees. General and administrative expenses increased 25% to $18,439,000 for the nine months ended September 30, 2004 from $14,699,000 for the nine months ended September 30, 2003. The increase was primarily due to a $1,742,000 increase in personnel compensation associated with the growth of our operations since the third quarter of 2003 including increased travel expenses, and to severance compensation paid to one of our executives. Professional service expenses increased $1,400,000 primarily due to increased legal fees, increased consulting expenses and additional recruiting expenses driven by the growth of our business. Depreciation and amortization expenses have increased $344,000 due primarily to terminating our manufacturing activities in the Framingham facility. Other general and administrative expenses increased $254,000 for the nine months ended September 30, 2004 over the same period in 2003.

      Acquired In-Process Research and Development: Acquired in-process research and development of $2,888,000 in 2004 related to a charge for the purchase from Mojave Therapeutics Inc. (Mojave) of all of their intellectual property and scientific assets relating to their heat shock protein based antigen delivery system and other technologies. The total purchase price of the assets (comprised of a cash payment of $200,000 and the value of common stock issued of $2,688,000) was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and which had no alternative future uses. At the date of the acquisition, none of the purchased technologies under development by Mojave had achieved technological feasibility and none were being sold on the market. There still remains substantial risks and significant uncertainty concerning the remaining course of technical development. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these technologies, the development projects had not established technological feasibility at the acquisition date.

      Interest Income: Interest income increased 18% to $1,053,000 for the nine months ended September 30, 2004 from $891,000 for the same period in 2003. This increase is attributable to higher interest rates during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as well as higher average monthly cash balance on hand. Our average interest rate increased from approximately 1.26% for the nine months ended September 30, 2003, to approximately 1.57% for the nine months ended September 30, 2004.

      Interest expense: Interest expense increased 318% to $414,000 for the nine months ended September 30, 2004 from $99,000 for the nine months ended September 30, 2003. The increase is attributable to our increased debt balance during the nine-month period ended September 30, 2004, as compared to our debt outstanding during the nine-month period ended September 30, 2003. This debt relates to a financing facility for the build-out of our Lexington, MA facility completed in 2003.

      Discontinued Operations: Due to the sale of our manufacturing rights for FeLV vaccine and related assets to Virbac, we have reported the results of those operations as discontinued in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

		Nine Months
		Ended	Year Ended December 31,
		September 30,				Prior to
Research and Development Program	Lead Product	2004	2003	2002	2001	2001

Heat Shock Proteins for Cancer	Oncophage & AG-858	$27,089,000	$41,335,000	$32,367,000	$23,277,000	$36,798,000
Heat Shock Proteins for Infectious Diseases	AG-702/707	1,952,000	2,447,000	1,301,000	735,000	2,085,000
Liposomal Cancer Treatments*	Aroplatin	613,000	1,263,000	2,149,000	1,442,000	—
Other Research and Development Programs		1,987,000	3,482,000	4,166,000	5,903,000	2,590,000

Total Research and Development Expenses		$31,641,000	$48,527,000	$39,983,000	$31,357,000	$41,473,000

*	Prior to 2001 costs were incurred by Aronex Pharmaceuticals, a company we acquired in July 2001.

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

      On September 2, 2003, we announced that the FDA placed our Phase 3 Oncophage clinical trials on partial clinical hold because of inadequate data to support specifications for our product purity, identity, potency, and pH. With FDA approval, we continued to treat and monitor patients who were already enrolled in the trials as of that date. On October 22, 2003, we produced information in response to the FDA comments received September 2, 2003, and on November 23, 2003, the agency lifted the partial clinical hold. On December 22, 2003, we announced the result of the planned interim analysis of the data from our Phase 3 trial of Oncophage in renal cell carcinoma. Based on its review of the safety data, efficacy data, and other information regarding the trial, the independent Data Monitoring Committee (DMC) for the trial, a panel of cancer specialists who are reviewing the safety and conduct of the trial at regular intervals but are not otherwise involved in the study, recommended that the trial proceed as planned and did not require that we change the number of patients we planned to enroll in this trial for a successful analysis of the Phase 3 trial. At the interim analysis, the DMC also declared the design and conduct of the trial sound and raised no safety concerns.

      In July 2004, we held a meeting with the medical team of the FDA for Oncophage in renal cell carcinoma. The medical review team is specifically focused on the review of patient safety, product efficacy, clinical protocols and clinical development plan-related issues. The purpose of the meeting was to address issues surrounding the clinical development plan for product registration of Oncophage in renal cell carcinoma. The FDA expressed agreement with our overall proposed registration plan. This plan includes our ability to use the current Phase 3 trial as part of our product registration strategy as well as starting a second Phase 3 (part II) trial in the same patient population. We plan to initiate this part II Phase 3 trial in renal cell carcinoma during the fourth quarter of 2004. The FDA has indicated that, by itself, part I of our ongoing Phase 3 clinical trial in renal cell carcinoma is not sufficient to support a biologics license application (BLA) filing as they consider part II of the trial as potentially providing the definitive evidence of safety and efficacy; however, we expect that part I will be accepted as part of the BLA filing. We intend to complete part I, perform final analysis and review the data closely. Should the results from the first part of the trial be clearly positive in terms of clinical outcomes, we plan to submit data to the FDA and request that the agency reconsider its position regarding the use of the data from part I of the trial alone to support a BLA filing, while part II of the study is continuing.

      During the quarter ended September 30, 2004, this trial was closed to enrollment. The final analysis for our Phase 3 trial in renal cell carcinoma, study C-100-12, will be triggered once a pre-specified number of events occur. An event is defined as a recurrence of a patient’s renal cell carcinoma or death of a patient. Events are reviewed and confirmed, on a blinded basis, by an independent Clinical Events Committee comprised of expert radiologists and an expert oncologist. Based on the overall trend of events in C-100-12 to date, we believe that the earliest the final analysis for this trial could be triggered is in early 2005.

      During the quarter ended September 30, 2004 we completed enrollment of our ongoing Phase 3 trial in melanoma, Study C-100-21. We had a meeting with the DMC during the first quarter of 2004 to review the safety and conduct of our Phase 3 melanoma trial of Oncophage. This meeting was not an interim analysis of the efficacy data from this trial. Our overall manufacturing success rate for our C-100-21 trial is approximately 70%. Our inability to manufacture adequate amounts of Oncophage for approximately 30% of the patients randomized in the Oncophage treatment arm will jeopardize the potential for the trial, as currently designed, to meet its pre-specified clinical endpoints. We believe this study will not qualify as registrational due to the relatively high failure rate in vaccine manufacturing. We are planning a second Phase 3 trial in melanoma.

      We recently initiated a Phase 2 trial of Oncophage in lung cancer. We intend to initiate a Phase 1/2 trial in breast cancer, as well as Phase 2 trials of Oncophage in combination with other molecules for advance disease in multiple tumor types.

AG-858

      In December 2002, interim data were reported from a pilot Phase 1 clinical trial conducted at the University of Connecticut School of Medicine using HSPPC-70, a purified HSP70 and its associated antigens, for the treatment of chronic myelogenous leukemia, or CML. In April 2003, we initiated a Phase 2 trial in CML combining AG-858, our HSP70 based product candidate, with Gleevec in patients with CML refractory to Gleevec. We expect to complete enrollment in this trial by early 2005 and to release the data from this trial approximately 12-15 months after completion of enrollment.

AG-702/707

      We initiated a pilot Phase 1 clinical trial of AG-702 as a proof of principle study in the fourth quarter of 2001 at the University of Washington and we expect to complete enrollment of this trial in 2004. AG-702 is a vaccine formulation containing one peptide antigen of the herpes virus. AG-707 is a vaccine formulation containing over 30 HSV-2 peptide antigens. We expect to file an Investigational New Drug application

(IND) for AG-707 for the treatment of genital herpes in the first half of 2005 and, assuming allowance of the IND by the FDA, we would expect to begin enrolling patients shortly thereafter.

Aroplatin

      During 2002, we initiated two Phase 2 clinical trials of Aroplatin, one for advanced colorectal cancer unresponsive to medical treatment (refractory) and the other for other solid tumors. We released data from the colorectal cancer trial in the third quarter of 2003. We completed enrollment of the first cohort of patients in both trials and at this time do not intend to enroll additional patients. We are currently conducting preclinical experiments with Aroplatin to determine how the formulation of Aroplatin could be improved. Subject to the results of these experiments, we may launch a series of further preclinical experiments to support future clinical trials with an improved formulation or we may make the decision to suspend or delay the current development of Aroplatin. We estimate that preclinical testing will conclude during 2004 followed, if successful, by further clinical development.

Liquidity and Capital Resources

      We have incurred annual operating losses since inception, and, as of September 30, 2004, we had an accumulated deficit of $318,412,000. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct, and we plan to initiate two new Phase 3 clinical trials; during 2004 in renal cell carcinoma and during 2005 in melanoma. Since our inception, we have financed our operations primarily through the sale of equity, interest income earned on cash, cash equivalents, and short-term investment balances and debt provided through secured lines of credit. From our inception through September 30, 2004, we raised aggregate net proceeds of $350,628,000 through the sale of equity, stock options and warrants and proceeds from our employee stock purchase plan, and borrowed $20,523,000 under two credit facilities. At September 30, 2004, we have debt outstanding of approximately $11,324,000. In November, we filed a registration statement with the Securities and Exchange Commission for the registration and potential issuance of up to $100 million of registered securities. In February 2004, we sold 5,400,000 shares of our common stock for net proceeds of approximately $54 million.

      We expect that we will be able to fund our capital expenditures and growing operations with our current working capital through at least the end of 2005. In order to fund our needs subsequently, we will need to raise additional money and may be able to do so by: (1) out-licensing technologies or products to one or more corporate partners, (2) renegotiating license agreements with current corporate partners, (3) completing an outright sale of assets, (4) securing additional debt financing and/or (5) completing securities offerings. Our ability to successfully enter into any such arrangements is uncertain and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and, at this time, we cannot reliably estimate if or when that will occur, and the process may require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section.

      Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our potential payments to be $46,519,000 over the term of the studies. Through September 30, 2004, approximately $30,434,000 has been expensed as research and development expenses and $23,970,000 has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institutions of certain services. The actual amounts the Company pays out, if any, will depend on a range of factors outside of its control, including the success of its pre-clinical and clinical development efforts with respect to any products being developed which incorporate the patents, the content and timing of decisions made by the United States Patent and Trademark office (USPTO), the FDA and other regulatory authorities, the existence and scope of third party intellectual property, the reimbursement and competitive landscape around such products, and other factors affecting future operating results. As we expand our clinical studies, we plan to enter into additional agreements. In addition, we have entered into sponsored research agreements related to our products with estimated potential payments of approximately $9,741,000, of which $3,243,000 has been paid through September 30, 2004. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements with corporate licensees that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the licensee on future sales of licensed vaccines that include QS-21, which may not be achieved.

      Our cash, cash equivalents and short-term investments at September 30, 2004 were $106,267,000, an increase of $16,789,000 from December 31, 2003. During the nine months ended September 30, 2004, we used cash primarily to finance our research operations, including our Oncophage clinical trials. Net cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $44,382,000 and $36,526,000, respectively. The increase resulted primarily from the increase in the activity to support our Oncophage clinical trials and on-going development activities. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the matters highlighted in the “Factors That May Impact Future Results” section.

      Net cash used in investing activities for the nine months ended September 30, 2004 was $24,630,000 as compared to $22,717,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we invested $67,208,000 of our available cash in short-term investments and received proceeds from the maturity of such investments of $30,373,000. Additionally, for the nine months ended September 30, 2004, we invested $2,443,000 in the purchase of equipment, furniture and fixtures primarily for the build-out of our Lexington, Massachusetts facility. We anticipate additional capital expenditures of up to $2,600,000 during 2004. We have also received $12,552,000 for the divestiture of our manufacturing and certain intellectual property rights to the feline leukemia vaccine during the nine months ended September 30, 2004. In addition, we received $2,238,000 pertaining to the reduction of our restricted cash balance.

      Net cash provided by financing activities was $49,277,000 for the nine months ended September 30, 2004 as compared to $104,004,000 for the nine months ended September 30, 2003. Since inception, our primary source of financing has been from equity sales. During the nine months ended September 30, 2004 and 2003, net proceeds from sales of equity and exercises of stock options totaled approximately $54,355,000 and $92,141,000, respectively. During the nine months ended September 30, 2004, we repaid $4,544,000 of our debt balance under our credit facility.

      Effective March 17, 2004, we sublet part of our Framingham manufacturing and office space to PP Manufacturing, a subsidiary of Virbac, in connection with the sale of our manufacturing rights for feline leukemia vaccine. This sublease agreement expires on September 30, 2010. Effective July 19, 2002 we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (GTC) and we have leased related leasehold improvements and equipment under agreements which expire in December 31, 2006. GTC has an option to extend this lease until September 30, 2010. As a result of the PP Manufacturing lease agreement, we amended our agreement with GTC effective March 16, 2004, adjusting the leasable square footage. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income.

      In addition, we sublet part of our Texas facility to a few small private companies under agreements that expire in January 2008. We had sublet part of New York facility to a private company under an agreement that expired during July 2004. We are contractually entitled to receive rental income on all facilities of $1,226,000 in 2004; $1,286,000 in 2005; $1,375,000 in 2006; $753,000 in 2007 and $535,000 in 2008, and $902,000 thereafter; the collection of this income, however, is subject to uncertainty including the solvency of the lessees.

      We are currently involved in certain legal proceedings as described in Note G to our unaudited consolidated financial statements above. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations or liquidity, but litigation is subject to inherent uncertainty.

Related Parties

      As of September 30, 2004, we had invested $2,025,000 in a limited partnership — Applied Genomic Technology Capital Fund, or AGTC. Our total capital commitment to AGTC is $3,000,000. One of our directors, Noubar Afeyan, Ph.D., is the Senior Managing Director and CEO of a partnership of funds that include the general partner of AGTC. In addition, Garo H. Armen, Ph.D., our chairman and chief executive officer, is a director of NewcoGen Group Inc. For details, please refer to Note G to our unaudited consolidated financial statements.

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

      We currently have a QS-21 license and supply agreement with Neuralab Limited, a wholly-owned subsidiary of Elan Corporation, plc, for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, is the non-executive Chairman of Elan and a nominal employee of a different wholly-owned subsidiary of Elan. For the nine months ended September 30, 2004, no revenues were generated under the agreement with Neuralab and, accordingly, at September 30, 2004, we have no amounts due to us under this agreement.

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

      From our inception through September 30, 2004, we have generated net losses totaling $318 million. Our net losses for the nine months ended September 30, 2004, and for the years ended December 31, 2003, 2002, and 2001 were $38.7 million, $65.9 million, $55.9 million, and $73.5 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 clinical trials are particularly expensive to conduct, and we plan to initiate two new Phase 3 clinical trials; during 2004, in renal cell carcinoma and during 2005 in melanoma. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to commercialize our products. We expect that the earliest we may be able to commercialize Oncophage would be in late 2005. If we incur operating losses for longer than we expect, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

      On September 30, 2004, we had approximately $106.3 million in cash, cash equivalents and short-term investments. In February 2004, we sold 5,400,000 shares of our common stock, raising net proceeds of approximately $54 million. With our current capital we expect that we could fund our development programs, clinical trials, and other operating expenses through at least the end of 2005. We plan to raise additional funds prior to that time. For the nine months ended September 30, 2004, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $5.2 million. Total capital expenditures for the nine months ended September 30, 2004 were $2.4 million. We anticipate additional capital expenditures of up to $2.6 million during the remainder of 2004. Since our inception, we have financed our operations primarily through the sale of equity. In order to finance our future operations, we will be required to raise additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our most advanced product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

The FDA has indicated to us that part I of our current Phase 3 trial in renal cell carcinoma, by itself, will not be sufficient to support a biologics license application for product approval.

      On September 3, 2003, the FDA placed our Phase 3 Oncophage clinical trials in renal cell carcinoma and in melanoma on partial clinical hold. The FDA’s written correspondence instituting the partial clinical hold indicated that Oncophage was not sufficiently characterized. On October 24, 2003, we submitted to the FDA additional product characterization data, including specifications for purity, potency and pH, and on November 24, 2003, we announced that the FDA had lifted the partial clinical hold. Even though the FDA lifted the partial clinical hold, the FDA has informed us that, for purposes of part I of our Phase 3 trial in renal cell carcinoma (trial C-100-12) and our Phase 3 trial in melanoma (trial C-100-21), Oncophage has been insufficiently characterized and that the results obtained with an insufficiently characterized product could not be used to provide efficacy data in support of a biologics license application, or BLA. The FDA deemed the Oncophage provided to patients before December 2003 as insufficiently characterized because it had not undergone the full battery of tests required for drugs used in pivotal trials. Some of these tests, such as potency assays, were not fully developed until after September 2003. The imposition of the partial clinical hold prevented us from enrolling new patients in our Phase 3 clinical trials between September 3, 2003 and November 21, 2003. We believe that we have addressed the comments the FDA raised in connection with the partial clinical hold. After the clinical hold was lifted, we were asked by the FDA to implement the use of the qualified potency assays to release vaccine lots for all trials of Oncophage, including our Phase 3 trials.

      The FDA has indicated that, by itself, part I of our ongoing Phase 3 clinical trial in renal cell carcinoma is not sufficient to support a BLA filing. We intend to expand our clinical development plan by initiating a second part to this Phase 3 trial in a similar patient population. The FDA has approved this registration plan, which comprises two components — part I and part II. The FDA has indicated that part I alone will not be sufficient for approval, as they consider part II of the trial as potentially providing the definitive evidence of safety and efficacy; however, we expect that part I will be accepted as part of the BLA filing. While the FDA has expressly excluded the possibility that part I of our renal cell carcinoma trial alone can support a BLA filing, we intend to complete part I, which is a large controlled study, perform final analysis, and review the data closely. Should the results from the first part of the trial be clearly positive in terms of clinical outcomes, we plan to submit the data to the FDA and request that the agency reconsider its position regarding the use of the data from part I of the trial alone to support a BLA filing, while part II of the study is continuing. We expect to support this position with data which may demonstrate that Oncophage used in part I of the study be considered sufficiently characterized. We would expect to derive that data from additional tests we plan to perform on frozen portions of the administered product. We plan to complete such tests if and when the FDA accepts the validation of our qualified assays for potency. We believe that the FDA is unlikely to reverse its position unless part I of the trial demonstrates significant benefit to patients.

      We believe that demonstration of efficacy might be persuasive given (1) part I of our Phase 3 renal cell carcinoma trial is designed to show that patients being treated with Oncophage have approximately a 44% recurrence-free survival advantage over patients in the observation arm, which we believe would be regarded as a substantial benefit in this patient population, (2) Oncophage has a favorable safety profile, particularly when compared with the toxicity associated with many cancer drugs, (3) part I of the trial represents the largest single randomized trial to date in this patient population and was designed to show statistically significant results, and (4) the patients with the stage of renal cell carcinoma addressed in this trial have no approved post-surgical treatment options. Other companies have submitted BLAs, and obtained approvals, based on data from non-definitive Phase 2 and Phase 3 studies while the companies complete confirmatory studies. Even if we are able to demonstrate that the Oncophage used in part I of the trial should be considered sufficiently characterized and part I of the trial demonstrates significant benefit to patients, the FDA may continue to adhere to its current position that the data from this part of the trial cannot, by itself, support a BLA. In addition, the results of our two potency tests may not indicate that the Oncophage used in part I of the trial is sufficiently characterized. Furthermore, part I may not meet its statistical endpoint, or the FDA could determine that making Oncophage available based on the part I results is not in the best interests of patients. We estimate that completing part II of the study will take at least 3 years and cost between $20 million and $40 million. Furthermore, we intend to continue with part II of the renal cell carcinoma study unless and until the FDA indicates that is not necessary.

      We may not be able to secure additional financing to complete part II of the renal cell carcinoma trial even if the results from part I trial are positive. If we cannot raise funding because we are unable to convince the FDA that the data from part I should be deemed sufficient, by itself, to support a BLA filing, we may become insolvent.

We expect to conduct additional Phase 3 clinical trials of Oncophage in the treatment of melanoma prior to submitting a BLA for this indication.

      We have concluded enrollment in our Phase 3 trial of Oncophage in patients with metastatic melanoma (C-100-21). We believe that, due to a relatively high failure rate in vaccine manufacturing, this study will not, by itself, support a BLA filing.

Our commercial launch of Oncophage may be delayed or prevented, which would diminish our business prospects.

      In December 2003, we announced that the Data Monitoring Committee, or DMC, had convened as scheduled for the interim analysis of our ongoing Phase 3 clinical trial of Oncophage in the treatment of renal cell carcinoma, C-100-12. The DMC is a panel of cancer specialists who review the safety and conduct of the trial at regular intervals but are not otherwise involved in the study. The DMC has no direct relationship with the FDA but can make recommendations regarding the further conduct of the trial, which recommendations are reported to the FDA. The use of the DMC is intended to enhance patient safety and trial conduct. The

DMC recommended that the trial proceed as planned and did not require that we change the number of patients required to meet the trial’s objectives. Our Phase 3 renal cell carcinoma trial is designed to show that patients in the Oncophage arm have approximately a 44% recurrence-free survival advantage over the patients in the observation arm. We believe that this would be regarded as a substantial benefit in this patient population. The recommendation by the DMC that we would not need to add patients in order to achieve this large hurdle was interpreted as an encouraging development, indicating that the trial could demonstrate efficacy goals without increasing the number of patients in the trial. The DMC’s recommendations do not assure either that the trial will demonstrate statistically significant results or that the trial will prove adequate to support approval of Oncophage for commercialization in the treatment of patients with renal cell carcinoma. The assessment of the interim analysis is preliminary. The final data from the trial may not demonstrate efficacy and safety. Data from clinical trials are subject to varying interpretations.

      Inconclusive or negative final data from part I of our Phase 3 renal cell carcinoma trial would have a significant negative impact on our prospects. If the results in any of our clinical trials are not positive, we may abandon development of Oncophage for the applicable indication.

The regulatory approval process is uncertain, time-consuming and expensive.

      The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially, based on the type, complexity and novelty of the product. Our most advanced product candidate, Oncophage, is a novel cancer therapeutic vaccine that is personalized for each patient. To date, the FDA has not approved any cancer therapeutic vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, particularly the European Medicines Agency responsible for product approvals in Europe, have relatively little experience in reviewing personalized oncology therapies, and the partial clinical hold that the FDA had placed on our current Phase 3 Oncophage clinical trials primarily related to product characterization issues partially associated with the personalized nature of Oncophage. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We have not held discussions with regulatory agencies other than the FDA regarding product approval strategies. As of September 30, 2004, we have spent approximately 10 years and $161 million on our research and development program in heat shock proteins for cancer.

      To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product candidate is safe and effective for the applicable disease. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials; similar problems could delay or prevent us from obtaining approvals. We plan to initiate part II of our Phase 3 trial for Oncophage in renal cell carcinoma during the fourth quarter of 2004. During 2005, we also intend to initiate a second Phase 3 trial in melanoma. Even after reviewing the protocols for these trials, the FDA and other regulatory agencies may not consider the trials to be adequate for registration and may disagree with our overall strategy to seek approval for Oncophage in renal cell carcinoma or melanoma. In this event, the potential commercial launch of Oncophage would be at risk, which would likely have a materially negative impact on our ability to generate revenue and our ability to secure additional funding.

      The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding adverse patient reactions and demonstrating in a statistically significant manner the safety and efficacy of the product candidate. Because we rely on third-party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third-party clinical investigators or contract research organizations are adversarial. The timing and success of our Phase 3 trials, in particular, are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. If we are unable to satisfy the FDA and other regulatory agencies with such matters, including the specific matters noted above, and/or our Phase 3 trials yield inconclusive or negative results, we will be required to modify or expand the scope of our Phase 3 studies or conduct additional Phase 3 studies to support

BLA filings, including additional studies beyond the new part II Phase 3 trial in renal cell carcinoma and second Phase 3 trial in melanoma that we plan to initiate during 2004 and 2005, respectively. In addition, the FDA may request additional information or data to which we do not have access. Delays in our ability to respond to such an FDA request would delay, and failure to adequately address all FDA concerns would prevent, our commercialization efforts.

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

Delays enrolling patients in our studies will slow or prevent completion of clinical trials.

      We have encountered in the past, and may encounter in the future, delays in initiating trial sites and in enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approvals. If we fail to enroll sufficient numbers of patients in clinical trails, the trials may fail to demonstrate the efficacy of a product candidate at a statistically significant level. While such trials may help support our efforts to obtain marketing approval, they generally would not, by themselves, be sufficient for obtaining approval. In our cancer trials, enrollment difficulties may arise due to many factors, including the novel nature of Oncophage, the identification of patients’ meeting the specific criteria for inclusion in our trials, the speed by which participating clinical trial sites review our protocol and allow enrollment and any delay in contract negotiations between us and the participating clinical trial sites. In addition, we may encounter problems in our clinical trials due to the advanced disease state of the target patient population. Even if our patient enrollment is adequate, patients may die during a clinical trial if their disease is too advanced or because they experience problems that may be unrelated to the product candidate. A high drop-out rate in a trial may undermine the ability to gain statistically significant data from the study.

Because research and development can result in constant and rapid changes in strategy, timelines and costs of programs, we may not be able to judge or communicate the relevance of these changes at all times.

      Research and development involves the ongoing discovery of new facts and the generation of new data, based on which, next steps are decided for a relevant program. These developments are sometimes a daily occurrence and constitute the basis on which our business is conducted. We need to make determinations on an ongoing basis as to which of these facts or data will influence timelines and costs of programs. We may not always be able to make such judgments accurately.

We will not generate further product sales revenue from Quilvax-FELV.

      To date, we have generated product sales revenue from only one product, a feline leukemia vaccine, the manufacturing rights to which we sold in March 2004 to Virbac, S.A., our former marketing partner. Prior to the sale, our revenues from the feline leukemia vaccine for the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002, and 2001 were $0.3 million, $3.5 million, $2.6 million, $1.6 million, respectively. We no longer sell that product.

Failure to enter into significant collaboration agreements may hinder our efforts to commercialize Oncophage and will increase our need to rely on equity sales to fund our operations.

      We are engaged in efforts to partner Oncophage, our most advanced product candidate, with a pharmaceutical or larger biotech company to assist us with global commercialization. While we have been pursuing these business development efforts for several years, we have not negotiated a definitive agreement relating to the potential commercialization of Oncophage. Many larger companies may be unwilling to commit to a substantial agreement prior to receipt of additional clinical data or, in the absence of such data, may demand economic terms that are unfavorable to us. Even if Oncophage generates favorable clinical data, we may not be able to negotiate a transaction that provides us with favorable economic terms. While some other biotechnology companies have negotiated large collaborations, we may not be able to negotiate any agreements with terms that replicate the terms negotiated by those other companies. We may not, for example, obtain significant upfront payments or substantial royalty rates. Some larger companies are skeptical of the commercial potential and profitability of a personalized product candidate like Oncophage. If we fail to enter into such collaboration agreements, our efforts to commercialize Oncophage may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on sales of additional securities to fund our operations. Sales of additional equity may substantially dilute the ownership of existing stockholders.

We may not receive significant payments from collaborators due to unsuccessful results in existing collaborations or failure to enter into future collaborations.

      Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing. Our collaborations involving QS-21, for example, depend on our licensees successfully completing clinical trials and obtaining regulatory approvals. These activities frequently fail to produce marketable products. For example, in March 2002, Elan Corporation and Wyeth Ayerst Laboratories announced a decision to cease dosing patients in their Phase 2A clinical trial of their AN-1792 Alzheimer’s vaccine containing our QS-21 adjuvant after several patients experienced clinical signs consistent with inflammation in the central nervous system. Several of our agreements also require us to transfer important rights to our collaborators and licensees. As a result of collaborative agreements, we will not completely control the nature, timing or cost of bringing these products to market. These collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing the programs or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. As a result of these factors, our strategic collaborations may not yield revenues. In addition, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of equity.

If we are unable to purify heat shock proteins from some cancer types, we may have difficulty successfully completing our clinical trials and, even if we do successfully complete our clinical trials, the size of our potential market would decrease.

      Heat shock proteins occur naturally in the human body and have the potential to activate powerful cellular immune responses. Our ability to successfully develop and commercialize Oncophage or AG-858 for a particular cancer type depends on our ability to purify heat shock proteins from that type of cancer. If we experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, including our Phase 3 clinical trials, it may lower the probability of a successful analysis of the data from these trials and ultimately the ability to obtain FDA approval. Our overall manufacturing success rate to date for our Phase 3 trial, C-100-12, in renal cell carcinoma is 92%; for our Phase 3 trial in metastatic melanoma, C-100-21, it is 70%. Our inability to manufacture adequate amounts of Oncophage for approximately 30% of the patients randomized to date in the Oncophage treatment arm of the melanoma trial will jeopardize the potential for the trial, as currently designed, to meet its pre-specified clinical endpoints. To address this lower success rate for melanoma we instituted an inhibitor process to avoid the breakdown of proteins. Subsequent to the implementation of this change we successfully produced Oncophage for 18 of 23 patients, a success rate of approximately 78%, whereas previously we had produced Oncophage for 123 of 179 patients. The small sample size used subsequent to our process change may make the reported improvement in our manufacturing success unreliable as a predictor of future success.

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

      We may encounter problems with other types of cancers as we expand our research. If we cannot overcome these problems, the number of cancer types that our heat shock protein product candidates could treat would be limited. In addition, if we commercialize our heat shock protein product candidates, we may face claims from patients for whom we are unable to produce a vaccine.

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products.

      If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to at least 80 issued U.S. patents and 85 foreign patents. We also have rights to at least 67 pending U.S. patent applications and 189 pending foreign patent applications. However, our patents may not protect us against our competitors. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

      Furthermore, a third party may claim that we are using inventions covered by such third party’s patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party substantial damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We know of patents issued to third parties relating to heat shock proteins and alleviation of symptoms of cancer, respectively. We have reviewed these patents, and we believe, as to each claim in those patents, that we either do not infringe the claim of the patents or that the claim is invalid. Moreover, patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication, including with respect to the third-party patents mentioned above. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Additionally, two of the patent applications licensed to us contain claims that are substantially the same as claims in a third-party patent relating to heat shock proteins. We will ask the United States Patent and Trademark Office to declare an interference with this third-party patent, U.S. Patent No. 6,713,608 which we believe is owned by the Science & Technology Corporation @ UNM. We believe that the invention of U.S. Patent No. 6,713,608 is the same as that of earlier-filed U.S. Patents No. 5,747,332, 6,066,716, and 6,433,141, which we believe are owned by the University of New Mexico, and which were involved in a previous interference proceeding with one of those two applications. During that interference proceeding, we were awarded priority based upon our earlier effective filing date. Accordingly, we believe that the United States Patent and Trademark Office should declare an interference between our pending patent applications and this latest third-party patent and that the claims of U.S. Patent No. 6,713,608 should be deemed invalid. Although we believe that we should prevail against this third-party patent in an interference proceeding, there is no guarantee that that will be the outcome.

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

      Antigenics, our chairman and chief executive officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. To date, the plaintiffs have not asserted a specific amount of damages. We have submitted settlement papers with the Federal District Court for the Southern District of New York; however, a failure to finalize a settlement could require us to pay substantial damages. Regardless of the outcome, participation in a lawsuit may cause a diversion of our management’s time and attention from our business.

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

      Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates and other therapeutic products, including heat shock proteins directed at cancer, infectious diseases, autoimmune disorders, and degenerative disorders. Several of these companies have products that utilize similar technologies and/or personalized medicine techniques, such as CancerVax’s Canvaxin, currently in a Phase 3 trial for melanoma and a Phase 2 trial in colon cancer, Dendreon’s Provenge, with fast track designation and currently in a Phase 3 trial for prostate cancer, and Mylovenge in a Phase 2 trial for multiple myeloma, Stressgen’s HspE7 currently in a Phase 2 trial in HPV- internal genital warts, AVAX’s M-Vax in melanoma, L-Vax currently in

Phase 2 trials for acute myelogenous leukemia (AML) and O-Vax, currently in a Phase 2 for ovarian cancer, Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland and Israel and in a Phase 3 trial in the US for colon cancer, and Cell Genesys’ GVAX vaccines currently in trials for prostate (Phase 3), AML (Phase 2), pancreas (Phase 2), lung cancer (Phase 2), and myeloma (Phase 1/2). Patents have been issued in both the U.S. and Europe related to Stressgen’s heat shock protein technology. In particular, U.S. patents 6,524,825, 6,338,952 and 6,335,183; and European patents EP700445 and EP1002110 are issued. Additionally, many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:

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

      Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock and as of September 30, 2004, Antigenics Holdings L.L.C. controlled approximately 25% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

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

      According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our Series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2004, he would have held approximately 16% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

      Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings L.L.C. control approximately 37% of our outstanding common stock, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined percentage would increase to 39%. Additional purchases of our common stock by Mr. Kelley also would increase both his own percentage of outstanding voting rights and the percentage combined with Antigenics Holdings L.L.C. (Mr. Kelley’s shares of preferred stock do not carry voting rights; the common stock issuable upon conversion, however, carries the same voting rights as other shares of common stock.)

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

      Between our initial public offering on February 4, 2000 and October 22, 2004, and for the twelve and six months ended October 22, 2004, the closing price of our common stock has fluctuated between $4.72 and $52.63 per share, $4.72 and $12.48, and $4.72 and $10.36 per share, respectively, with an average daily trading volume for the nine months ended September 30, 2004 of approximately 446,000 shares. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

      The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2004, we had approximately

45,487,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ National Market, although certain of the shares are subject to sales volume and other limitations.

      We have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan, and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. We have also filed a registration statement to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. As of September 30, 2004, options to purchase approximately 5,019,000 shares of our common stock upon exercise of options with a weighted average exercise price per share of $9.80 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of September 30, 2004, warrants to purchase approximately 92,000 shares of our common stock with a weighted average exercise price per share of $40.69 were outstanding. On November 2, 2004, we filed a registration statement relating to the resale of 350,000 shares of our common stock that we issued in a private placement on July 30, 2004 in connection with our acquisition of assets from Mojave Therapeutics, Inc. Once that registration statement becomes effective, those shares may be offered and sold from time to time by the selling securityholders listed in the related prospectus. The market price of our common stock may decrease based on the expectation of such sales. Similarly, on November 2, 2004, we filed a registration statement with respect to an aggregate of $100 million of our common stock, preferred stock, and debt. The market price of our common stock may decrease based on investor expectations that we will issue a substantial number of shares of common stock or securities convertible into common stock at low prices.

Recently enacted changes in the securities law and regulations are likely to increase our costs and require additional management resources.

      The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2004. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Critical Accounting Policies and Use of Estimates

      The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base those estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

      The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2003 filed with the SEC. In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as our critical accounting policies:

Research and Development

      Research and development expenses include the costs associated with our internal research and development activities including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside entities, such as sponsored university-based research partners, and clinical research organizations. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including lab costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As we become aware of the actual costs, we adjust our accrual; such changes in estimates may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $31,641,000, $48,527,000, $39,983,000 and $31,357,000 for the nine months ended September 30, 2004, and the years ended December 31, 2003, 2002, and 2001, respectively.

Investments

      We classify investments in marketable securities at the time of purchase. At September 30, 2004, all marketable securities were classified as available-for-sale and as such, changes in fair value are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, accumulated other comprehensive income is reduced and the impairment is charged to operations. Investments of less than 20% of the voting control of entities over whose operating and financial policies we do not have the power to exercise significant influence are accounted for by the cost method. We currently account for our investment in AGTC under the cost method and, as of September 30, 2004, we have included it in other long-term assets on the consolidated balance sheet, as more fully disclosed in Note G to our consolidated financial statements included in this report. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies had been made, (3) the post-financing valuations of those investments, (4) the level of un-invested capital held by the limited partnership, and (5) the overall trend in venture capital valuations. Based on this analysis, during the three and nine months ended September 30, 2004, we concluded that an other than temporary decline had occurred and reduced the carrying value by approximately $88,000. Our investment balance aggregated $1,619,000 at September 30, 2004.

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

      We had cash equivalents and short-term investments at September 30, 2004 of approximately $106 million, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rate changes. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at September 30, 2004, however, we are subject to investment risk.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures are effective in providing reasonable assurance of timely communication to management of material information.

      During the third quarter of 2004, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

      On February 11, 2003, we filed a complaint for undisclosed damages in the Federal District Court in the Southern District of New York against U.S. Bancorp Piper Jaffray for breach of fiduciary duty and breach of contract, and against Scott Beardsley and Peter Ginsburg for libel and intentional interference with economic relations in connection with our January 2002 follow-on stock offering. The suit alleges that, in retaliation for not being named lead underwriter of the follow-on offering, U.S. Bancorp Piper Jaffray dropped its research coverage and Peter Ginsburg and Scott Beardsley made false and defamatory statements about Antigenics with the purpose of harming our reputation and interfering with the follow-on stock offering. As part of its regulatory focus on investment banking and research analyst conflicts, the National Association of Securities Dealers (NASD) found that Scott Beardsley threatened to discontinue research coverage and stop making a market in our stock if we did not select U.S. Bancorp Piper Jaffray as lead underwriter for the secondary offering. As part of a settlement with NASD, US Bancorp Piper Jaffray and Scott Beardsley were censured and fined $250,000 and $50,000, respectively. The defendants moved to dismiss all claims against them pursuant to Rules 12(b)(6) and 9(b) of the Federal Rules of Civil Procedure. The court dismissed our Federal law claims and declined to address our state law claims on jurisdictional grounds. Antigenics served an amended complaint and Rule 60(b) motion on June 7, 2004 and added three new individual defendants to the already named Scott Beardsley and Peter Ginsberg: Addison Piper, Andrew S. Duff and Thomas Schnettler. Piper Jaffrey and Scott Beardsley filed their opposition to the motion on June 23, 2004. Antigenics’ reply papers maintaining its position were filed within the appropriate time period. On October 5,

2004, the Court denied our Rule 60(b) motion to amend our complaint. We are currently determining how to proceed on this matter.

      On February 19, 2004, Jonathan Lewis, M.D., our former Chief Medical Officer, filed a complaint against us in the United States District Court for the Southern District of New York. The suit alleges that we terminated Dr. Lewis without cause and have failed to pay severance benefits to which Dr. Lewis believes he is entitled. The complaint seeks relief for breach of contract and intentional infliction of emotional distress. A settlement agreement was reached during October 2004.

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

Item 6 —	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002