Form 10-Q/A
period 2004-09-30
ANTIGENICS INC /DE/
filed 2004-11-10
CIK 1098972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

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

EXPLANATORY NOTE

      We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, originally filed with the Securities and Exchange Commission on November 9, 2004, solely for the purpose of including the signatures of our chief executive officer and chief financial officer and the exhibit index. These signatures and the index were omitted from the original filing of our Form 10-Q for the period ended September 30, 2004 due to a technical error by our EDGAR filing agent.

      This amendment does not amend any information previously filed in our Form 10-Q for the quarterly period ended September 30, 2004.

ANTIGENICS INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

By:	/s/ GARO H. ARMEN

Garo H. Armen Ph.D.
Chairman and Chief Executive Officer

By:	/s/ PETER THORNTON

Peter Thornton
Chief Financial Officer

Date: November 9, 2004

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ANTIGENICS INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/ A to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

By:	/s/ GARO H. ARMEN

Garo H. Armen Ph.D.
Chairman and Chief Executive Officer

By:	/s/ PETER THORNTON

Peter Thornton
Chief Financial Officer

Date: November 10, 2004

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002