Form 10-Q
period 2005-03-31
ANTIGENICS INC /DE/
filed 2005-05-10
CIK 1098972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of the registrant’s Common Stock as of May 2, 2005: 45,564,652 shares.

Antigenics Inc.
Quarterly Period Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1 —	Unaudited Consolidated Financial Statements
ANTIGENICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$40,587,903	$15,979,714
Short-term investments	73,476,394	70,941,163
Accounts receivable	104,561	75,631
Inventories	159,818	169,743
Prepaid expenses	2,686,892	1,925,051
Restricted cash	2,895,114	2,865,665
Other current assets	539,343	647,299

Total current assets	120,450,025	92,604,266
Plant and equipment, net of accumulated amortization and depreciation of $11,540,164 and $10,559,935 at March 31, 2005 and December 31, 2004, respectively	25,133,797	24,987,730
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $4,493,608 and $4,216,792 at March 31, 2005 and December 31, 2004, respectively	6,579,021	6,855,837
Restricted cash	1,520,981	2,256,018
Debt issuance costs, net of accumulated amortization of $47,446 at March 31, 2005	1,945,296	—
Other long-term assets	3,781,276	3,781,893

Total assets	$161,982,599	$133,057,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion, long-term debt	$5,463,879	$5,409,966
Accounts payable	1,020,900	2,923,890
Accrued liabilities	11,096,727	10,861,710
Other current liabilities	47,147	8,525

Total current liabilities	17,628,653	19,204,091
Long-term debt, less current portion	3,041,961	4,512,035
Convertible senior notes	50,000,000	—
Other long-term liabilities	3,137,926	2,898,487
Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; series A convertible preferred stock, par value $0.01 per share; 31,620 shares designated, issued and outstanding at March 31, 2005 and December 31, 2004, respectively; liquidation value of $31,817,625 at March 31, 2005	316	316
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 45,564,011 and 45,536,012 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	455,640	455,360
Additional paid-in-capital	441,766,095	442,021,962
Deferred compensation	(20,615)	(27,134)
Accumulated other comprehensive loss	(164,308)	(147,377)
Accumulated deficit	(353,863,069)	(335,859,793)

Total stockholders’ equity	88,174,059	106,443,334

Total liabilities and stockholders’ equity	$161,982,599	$133,057,947

See accompanying notes to unaudited consolidated financial statements

ANTIGENICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
Revenue	$120,363	$109,515
Operating expenses:
Research and development	(11,303,812)	(10,945,542)
General and administrative	(6,800,091)	(5,545,324)

Operating loss	(17,983,540)	(16,381,351)
Other income (expense):
Interest expense	(617,294)	(152,150)
Interest income	597,558	303,900

Loss from continuing operations	(18,003,276)	(16,229,601)
Loss from discontinued operations	—	(925,646)

Net loss	(18,003,276)	(17,155,247)
Dividends on series A convertible preferred stock	(197,625)	(197,625)

Net loss attributable to common stockholders	$(18,200,901)	$(17,352,872)

Per common share data, basic and diluted:
Loss from continuing operations	$(0.40)	$(0.38)
Loss from discontinued operations	$—	$(0.02)
Net loss attributable to common stockholders	$(0.40)	$(0.41)
Weighted average number of common shares outstanding, basic and diluted	45,562,767	42,778,105
See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004

	March 31,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,003,276)	$(17,155,247)
Loss from discontinued operations	—	(925,646)

Loss from continuing operations	(18,003,276)	(16,229,601)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	1,257,045	1,382,225
Non-cash stock compensation	(253,596)	186,283
Loss on sale of fixed assets	—	7,431
Amortization of debt issuance costs	47,446	—
Changes in operating assets and liabilities:
Accounts receivable	(28,930)	41,103
Inventories	9,925	18,439
Prepaid expenses	(761,841)	(470,412)
Accounts payable	(1,902,990)	(2,164,038)
Accrued liabilities and other current liabilities	273,639	(388,292)
Other operating assets and liabilities	348,012	(286,824)

Net cash used in continuing operations	(19,014,566)	(17,903,686)
Net cash used in discontinued operations	—	(295,300)

Net cash used in operating activities	(19,014,566)	(18,198,986)

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	54,248,197	39,600,000
Purchases of available for sale securities	(56,800,359)	(67,487,934)
Purchases of plant and equipment	(1,126,296)	(985,695)
Proceeds from divestiture of assets	—	8,381,801
Decrease in restricted cash	705,588	1,020,695

Net cash used in investing activities	(2,972,870)	(19,471,133)

Cash flows from financing activities:
Net proceeds from sale of equity	—	53,631,418
Proceeds from exercise of stock options	—	576,824
Proceeds from employee stock purchases	202,153	—
Payments of series A convertible preferred stock dividend	(197,625)	(224,140)
Proceeds of long-term debt	50,000,000	—
Debt issuance costs	(1,992,742)	—
Payments of long-term debt	(1,416,161)	(1,782,603)

Net cash provided by financing activities	46,595,625	52,201,499

Net increase in cash and cash equivalents	24,608,189	14,531,380
Cash and cash equivalents, beginning of period	15,979,714	24,416,311

Cash and cash equivalents, end of period	$40,587,903	$38,947,691

Supplemental cash flow information:
Cash paid for interest	$95,190	$223,158
See accompanying notes to unaudited consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Note A — Organization and Basis of Presentation
      We are a biotechnology company developing technology and products to treat cancers, infectious diseases and autoimmune disorders, primarily based on immunological approaches. Our most advanced product candidate is Oncophage®, a personalized therapeutic cancer vaccine being tested in several types of cancer, including in Phase 3 clinical trials for the treatment of renal cell carcinoma (the most common type of kidney cancer) and for metastatic melanoma. Our product candidate portfolio also includes (1) AG-858, a personalized therapeutic cancer vaccine in a Phase 2 clinical trial for the treatment of chronic myelogenous leukemia, (2) AG-702/AG-707, a therapeutic vaccine program in Phase 1 clinical development for the treatment of genital herpes, and (3) Aroplatintm, a liposomal chemotherapeutic currently completing pre-clinical testing. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and our wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current year’s presentation. This includes a reclassification of auction rate notes and similar instruments from cash and cash equivalents to short-term investments as of March 31, 2004 in the amount of $32,800,000. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2005.
      The preparation of unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.
      We have incurred annual operating losses since inception and, as a result, at March 31, 2005 have an accumulated deficit of $353,863,000. Our operations have been funded principally by sales of equity. We believe that our working capital resources at March 31, 2005 are sufficient to satisfy our liquidity requirements into 2006. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other product candidates and may require additional capital.
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

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
companies, major pharmaceutical companies, universities and research institutions. Many of these competitors have substantially greater resources than we do.
Note B — Net Loss Per Share
      Basic earnings or loss per common share (“EPS”) is calculated by dividing the applicable earnings or loss by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing the applicable earnings or loss by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants, shares of series A convertible preferred stock, and convertible senior notes. Because we have reported a loss from continuing operations for all periods, diluted loss per common share is the same as basic loss per common share as the effect of including the dilutive effect of the outstanding stock options, stock warrants, the convertible preferred stock, and the convertible senior notes in the calculation would have reduced the loss from continuing operations per common share. Therefore, the 6,415,558 outstanding stock options, the 66,255 shares underlying outstanding stock warrants, the 2,000,000 shares into which outstanding shares of series A convertible preferred stock are convertible, and the 4,645,115 shares of common stock issuable upon conversion of the $50,0000,000 convertible senior notes are not included in the calculation.
Note C — Inventories
      Inventories are stated at the lower of cost or market using standard costs that approximate the first-in, first-out method and consist solely of finished goods at March 31, 2005 and December 31, 2004.
Note D — Stock-Based Compensation
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
      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements, which interim disclosures are included below.

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net loss attributable to common stockholders and net loss attributable to common stockholders per common share, basic and diluted, had compensation cost for options granted to employees and directors and sold through our employee stock purchase plan been determined consistent with the fair value method of SFAS No. 123:

	Three Months Ended
	March 31,

	2005	2004

Net loss attributable to common stockholders, as reported	$(18,201,000)	$(17,353,000)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	32,000	35,000
Deduct: total stock-based employee and director compensation expense determined under fair-value based method for all awards	(1,822,000)	(1,329,000)

Pro forma net loss attributable to common stockholders	$(19,991,000)	$(18,647,000)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.40)	$(0.41)
Pro forma	$(0.44)	$(0.44)
      The effects of applying SFAS No. 123, for either recognizing or disclosing compensation costs under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase right granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	2005	2004

Estimated volatility — employee and director options	49%	47%
Estimated volatility — employee stock purchase rights	36%	n/a
Expected life in years — employee and director options	6	6
Expected life in years — employee stock purchase rights	1	n/a
Risk-free interest rate — employee and director options	4.39%	2.80%
Risk-free interest rate — employee stock purchase rignts	2.14%	n/a
Dividend yield	0%	0%
      The expected life used to estimate the fair value of non-employee options is equal to the contractual life of the option granted.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R) which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, we account for stock option grants to our employees in accordance with APB Opinion No. 25 and disclose the pro forma effect of compensation expense for these stock options as if the fair value method under SFAS No. 123 had been used. SFAS No. 123R requires that companies recognize compensation expense associated with these grants of stock options in the their results of operations. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R and for

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all stock options granted thereafter. Compensation expense will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. SFAS No. 123R also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that meet certain criteria. We are currently evaluating the full impact of adoption of this statement. We anticipate that implementation of SFAS No. 123R will result in material non-cash charges to our consolidated results of operations.
Note E — Comprehensive Loss
      The following table provides the calculation of other comprehensive loss for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,

	2005	2004

Net loss attributable to common stockholders	$(18,201,000)	$(17,353,000)
Other comprehensive loss:
Unrealized loss on available for sale securities, net	(17,000)	(161,000)

Other comprehensive loss	$(18,218,000)	$(17,514,000)

Note F — Commitments and Contingencies
      On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership called Applied Genomic Technology Capital Fund (AGTC), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as authorized by the general partner. Through March 31, 2005, we have invested $2,250,000. No capital contributions were made by us to AGTC during the quarter ended March 31, 2005. This investment is accounted for under the cost method as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently investments in the portfolio companies have been made, (3) the post-financing valuations of those investments, (4) the level of un-invested capital held by the limited partnership and (5) the overall trend in venture capital valuations. Based on these analyses, at March 31, 2005, we concluded that an other than temporary decline had not occurred and therefore, have not reduced the carrying value of the asset. Our investment balance aggregated $1,844,000 at March 31, 2005 and December 31, 2004 and is included in other long-term assets. The general partner of AGTC is AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Chairman and Senior Managing Director and CEO of Flagship Ventures, a partnership of funds including AGTC and, until its dissolution during 2004, NewcoGen Group Inc. Garo H. Armen, Ph.D., our chairman and chief executive officer, was a director of NewcoGen Group Inc. until its dissolution during 2004.
      Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the Securities Act), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other 300 companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics motion to dismiss the Rule 10(b)-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and issuers were presented to the Federal District Court for the Southern District of New York. In an Opinion and Order dated February 15, 2005, the Court granted preliminary approval of the settlement, conditioned upon certain modifications. There is no guarantee that the settlement will become effective as it is subject to a number of conditions, including Court approval. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after considering insurance. Accordingly, an accrual has not been recorded at March 31, 2005.
      We currently are a party to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.
Note G — Discontinued Operations
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
      In April 2004, upon the satisfaction of a contingency of the sale, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded a gain on the divestiture of these assets of approximately $14,132,000 before taxes. The carrying value of the assets sold and liabilities assumed were approximately $409,000 and $15,000, respectively. In addition, we have classified the results

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of operations of the FeLV activity as discontinued operations in the accompanying consolidated financial statements, for all periods presented. The loss from discontinued operations consist of the following:

	Three Months Ended
	March 31,

	2005	2004

Revenue	$—	$338,000
Expenses
Cost of sales	—	(594,000)
Research and Development	—	(193,000)
General and Administrative	—	(477,000)

Net loss from discontinued operations	$—	$(926,000)

      Virbac held exclusive perpetual worldwide marketing rights to the FeLV vaccine since 1983. The supply agreement was up for renewal in July 2002, at which point we began to supply product to Virbac through month-to-month supply agreements until the sale of our FeLV manufacturing rights to them in March 2004. Subsequent to the completion of the sale there are no further product sales of the FeLV vaccine.
Note H — Convertible Senior Notes
      On January 25, 2005, we issued $50,000,000 of convertible senior notes in a private placement. Proceeds from the sale of the notes were approximately $48,000,000 net of issuance costs. Issuance costs are included in other long-term assets on our consolidated balance sheet and are being amortized over seven years, the expected life of the notes based on the earliest date on which the holders can require redemption. The notes, which mature in 2025, bear interest semi-annually on February 1 and August 1 each year, at a rate of 5.25% per annum and are initially convertible into common stock at any time at a conversion price (subject to adjustment) of approximately $10.76 per share. Notes surrendered for conversion in connection with certain fundamental changes, as defined, that occur before February 1, 2012 may in certain circumstances be entitled to an increase in the conversion rate per $1,000 principal amount of notes. From February 1, 2012, we may redeem the notes for cash, at a redemption price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior unsecured obligations of Antigenics and rank equally with all of our existing and future senior unsecured indebtedness. The notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our subsidiaries. The notes do not contain any financial covenants and do not limit our ability to incur additional indebtedness, including senior or secured indebtedness, issue securities, pay dividends or repurchase our securities. The notes and underlying shares of common stock have not been registered under the Securities Act and may not be offered or sold within the United States or to, or for, the account or benefit of, U.S. persons except pursuant to an exemption from or in a transaction not subject to, the registration requirement of the Securities Act. We are required within 120 days of January 25, 2005 to file a shelf registration statement with the SEC for resale of the notes and the shares of common stock issuable upon conversion of the notes by the holders thereof. If a shelf registration statement is not filed with the SEC by such 120th day, the shelf registration statement does not become effective under the Securities Act within 180 days of January 25, 2005, or we fail to name as security holder in the shelf registration statement any holder that is entitled to be so named as a security holder in accordance with the terms of the registration rights agreement relating to the notes, then we will pay additional interest to each holder of registrable securities who is affected. The fair value of these notes is estimated to be approximately $33,000,000 at March 31, 2005 based on trader quotes.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are currently researching and/or developing products to treat cancers, infectious diseases and autoimmune disorders. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our most advanced product candidate, our Oncophage personalized therapeutic cancer vaccine. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, marketing and integration of our acquisitions.
      We have incurred significant losses since our inception. As of March 31, 2005, we had an accumulated deficit of $353,863,000. We continue to finance the majority of our operations through the sale of equity. On January 25, 2005, we raised net proceeds of approximately $48,000,000 through the issuance of 5.25% Convertible Senior Notes due 2025 (see Note H to our unaudited consolidated financial statements).
      We expect, as we have in the past, to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other products and may require substantial additional capital. We expect that we will be able to fund our growing operations and capital expenditures into 2006 with our current working capital.
Forward-Looking Statements
      This report contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project” and similar terms. Forward-looking statements include statements about our timelines for completing clinical trials, timelines for releasing data from clinical trials, timelines for initiating new clinical trials, expectations regarding clinical trials and regulatory processes, expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs and vaccines in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings, the sufficiency of our clinical trials in renal cell carcinoma to support a biologics license application for product approval; possible receipt of future regulatory approvals, expected cash needs, plans for sales and marketing, implementation of corporate strategy and future financial performance. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that we may be unable to obtain the regulatory approvals necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory approvals necessary to commercialize our products because the United States Food and Drug Administration (FDA) or other regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that we are determined to infringe on the intellectual property of others; changes in financial markets and geopolitical developments; and the solvency of counter-parties under subleases and general real estate risks. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this report, including the information set forth under the heading “Factors That May Impact Future Results.” You are cautioned not to place significant reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update these statements.
Historical Results of Operations

Three Months Ended March 31, 2005 Compared To The Three Months Ended March 31, 2004
      Revenue: We generated $120,000 and $110,000 of research and development revenue during the three months ended March 31, 2005 and 2004, respectively. Revenues from research and development activities include revenues earned on shipments of QS-21 to our QS-21 licensees, grant revenue and license fees earned.
      Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut where we sponsor research, and clinical research organizations as well as expenses related to grant revenue. Research and development expense increased 3% to $11,304,000 for the three months ended March 31, 2005 from $10,946,000 for the three months ended March 31, 2004. The increase was primarily due to an increase in payroll related expenses due to the hiring of personnel to assist with our research and development activities. Payroll related expenses increased $1,263,000 in comparison to the first quarter of 2004. This increase was partially offset by reduced clinical trial activity due to the completion of enrollment in part I of our Phase 3 clinical trial in renal cell carcinoma trial and our Phase 3 clinical trial in metastatic melanoma during the third quarter of 2004. Comparing the quarter ended March 31, 2005 to the quarter ended March 31, 2004, trial related expenses have decreased $888,000.
      General and Administrative: General and administrative expenses consist primarily of personnel costs, office expenses and professional fees. General and administrative expenses increased 23% to $6,800,000 for the three months ended March 31, 2005 from $5,545,000 for the three months ended March 31, 2004. This increase is primarily attributable to a $670,000 increase in professional fees relating mostly to increased legal fees and additional consulting services driven by our preparations for commercialization of Oncophage in addition to increased accounting fees related to compliance with the Sarbanes-Oxley Act of 2002. Additionally, all other expenses increased $585,000 due primarily to the increased activities related to preparations for the potential commercialization of Oncophage.
      Interest Expense: Interest expense increased 306% to $617,000 for the three months ended March 31, 2005 from $152,000 for the three months ended March 31, 2004. This increase relates primarily to interest on our 5.25% convertible senior notes due 2025 that were issued on January 25, 2005.
      Interest Income: Interest income increased 97% to $598,000 for the three months ended March 31, 2005 from $304,000 for the same period in 2004. This increase is primarily attributable to a rise in interest rates earned on our cash, cash equivalents and short-term investments. Our average interest rate increased from 1.14% for the three months ended March 31, 2004 to 2.02% for the three months ended March 31, 2005.
      Discontinued Operations: Due to the sale of our manufacturing rights for feline leukemia virus (FeLV) vaccine and related assets to Virbac in 2004, we have reported the results of those operations as discontinued in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

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

		Three Months
		Ended	Year Ended December 31,
		March 31,					Prior to
Research and Development Program	Lead Product	2005	2004	2003	2002	2001	2001

Heat Shock Proteins for Cancer	Oncophage & AG-858	$9,358,000	$35,462,000	$40,052,000	$31,046,000	$23,277,000	$36,798,000
Heat Shock Proteins for Infectious Diseases	AG-702/707	765,000	2,682,000	2,376,000	1,248,000	735,000	2,085,000
Liposomal Cancer Treatments*	Aroplatin	424,000	1,112,000	1,263,000	2,061,000	1,442,000	—
Other Research and Development Programs		757,000	2,462,000	2,573,000	3,123,000	5,805,000	2,578,000

Total Research and Development Expenses		$11,304,000	$41,718,000	$46,264,000	$37,478,000	$31,259,000	$41,461,000

*	Prior to 2001 costs were incurred by Aronex Pharmaceuticals, a company we acquired in July 2001.
      We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage by each program. Each of our lead product candidates is in various stages of development as described below. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced product candidate, Oncophage, is uncertain, and because AG-858, AG-702/707, and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows are likely to commence.

Oncophage
      We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, over 700 patients have been treated with the Oncophage vaccine in our various clinical trials. We have ongoing Phase 1 and Phase 2 trials in several types of cancer, and we have completed enrollment in part I of a Phase 3 trial for renal cell carcinoma and a Phase 3 trial for metastatic melanoma. Because Oncophage is a novel therapeutic cancer vaccine that is personalized for each patient, it may experience a longer regulatory review process and higher development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under “Factors That May Impact Future Results.”
      On September 3, 2003, the FDA placed our Phase 3 Oncophage clinical trials on partial clinical hold because of inadequate data to support specifications for our product purity, identity, potency and pH. With FDA consent, we continued to treat and monitor patients who were already enrolled in the trials as of that date. On October 22, 2003 we provided information in response to the FDA comments received, and on November 23, 2003, the agency lifted the partial clinical hold.
      On December 22, 2003, we announced the result of the planned interim analysis of the data from our Phase 3 trial of Oncophage in renal cell carcinoma. Based on its review of the safety data, efficacy data, and other information regarding the trial, the independent Data Monitoring Committee (DMC) for the trial, a panel of cancer specialists who are reviewing the safety and conduct of the trial at regular intervals but are not otherwise involved in the study, recommended that the trial proceed as planned and did not require that we change the number of patients we planned to enroll in this trial for a successful analysis of part I of the Phase 3 trial. At the interim analysis, the DMC also declared the design and conduct of the trial sound and raised no apparent safety concerns.
      In July 2004, we held a meeting with the medical review team of the FDA for Oncophage in renal cell carcinoma. The medical review team is specifically focused on the review of patient safety, product efficacy, clinical protocols and clinical development plan-related issues. The purpose of the meeting was to address issues surrounding the clinical development plan for product registration of Oncophage in renal cell carcinoma. The FDA expressed agreement with our overall proposed registration plan. This plan includes our ability to use part I of the Phase 3 trial as part of our product registration strategy as well as starting a second part of the trial in a similar patient population. We commenced study initiation activities for part II of this Phase 3 trial in renal cell carcinoma in February 2005. The FDA has indicated that, by itself, part I of our Phase 3 clinical trial in renal cell carcinoma is not sufficient to support a biologics license application, also known as a BLA, as they consider part II of the trial as potentially providing the definitive evidence of safety and efficacy; however, we expect that part I will be accepted as part of the BLA filing. We intend to complete part I, perform final analysis and review the data closely. Should the results from the first part of the trial be clearly positive in terms of clinical outcomes, we plan to submit data to the FDA and request that the agency reconsider its position regarding the use of the data from part I of the trial alone to support a BLA filing, while part II of the study is continuing. There is no assurance that we will be successful in demonstrating that our product is sufficiently characterized or that the FDA would accept such a strategy.
      During the quarter ended September 30, 2004, part I of our phase 3 renal cell carcinoma trial was closed to enrollment. The final analysis for part I will be triggered once a pre-specified number of events occur. An event is defined as a recurrence of a patient’s renal cell carcinoma or a death of a patient. Events are reviewed and confirmed, on a blinded basis, by an independent Clinical Events Committee comprised of expert radiologists and an expert oncologist. Based on the overall trend of events in this trial to date, we believe that the earliest the final analysis for this trial could be triggered is during the third quarter of 2005. If the efficacy data demonstrates a statistically significant improvement in the primary endpoint for patients treated with Oncophage, and if the FDA accepts the data from this trial as being pivotal and sufficient to support product registration, we would expect to file a BLA within six months after completing the final analysis.
      During the quarter ended September 30, 2004 we also completed enrollment of our ongoing Phase 3 trial in metastatic melanoma. We had a meeting with the DMC during the first quarter of 2004 to review the safety and conduct of our Phase 3 metastatic melanoma trial of Oncophage. This meeting was not an interim analysis of the efficacy data from this trial. Our overall manufacturing success rate for this trial is approximately 70%. We believe this study will not qualify as registrational. We believe that final analysis for this trial will also be triggered during the second half of 2005.
      We initiated a Phase 2 trial of Oncophage in lung cancer during 2004. We intend to initiate a Phase 1/2 trial in breast cancer during the second half of 2005, as well as Phase 1/2 trials of Oncophage in combination with other molecules for advanced disease in multiple tumor types.

AG-858
      In December 2002, interim data were reported from a pilot Phase 1 clinical trial conducted at the University of Connecticut School of Medicine using HSPPC-70, a purified HSP70 and its associated antigens, for the treatment of chronic myelogenous leukemia, or CML. In April 2003, we initiated a Phase 2 trial in CML combining AG-858, our HSP70 based product candidate, with Gleevec® (imatinib mesylate, Novartis) in patients with CML refractory to Gleevec. In May 2004, we voluntarily placed enrollment of this study on hold to modify the cell collection procedure. The study resumed on July 24, 2004. The trial will evaluate the safety and cytogenetic response (changes in the amount of tumor cells in the patient’s blood) of this combination treatment in approximately 40 patients with chronic phase CML who are currently receiving Gleevec treatment but are cytogenetically positive. We plan to study longer duration of treatment and therefore may add additional patients. We expect to complete enrollment in this trial during the second half of 2005 and expect to see data from this trial approximately 12-15 months after completion of treatment.

AG-702/707
      We initiated a proof-of principle Phase 1 trial for AG-702 in the fourth quarter of 2001. Subject to the results of ongoing toxicology studies and other pre-clinical activities, we plan to file an investigational new drug application (IND) during the first half of 2005 for AG-707, and we plan to initiate a Phase 1 clinical trial of AG-707 shortly thereafter. We have experienced delays in the animal experiments performed to support the basis of clinical development and IND filing. We continue to work towards achieving an effective formulation from our animal studies and expect to complete these studies in the first half of 2005. We do not anticipate further developing AG-702 given that AG-707 should be beneficial to a larger number of patients with genital herpes.

Aroplatin
      We initiated a Phase 2 trial for advanced colorectal cancer unresponsive to medical treatment (refractory) in 2002. This single-arm, open-label trial, conducted at the Arizona Cancer Center, was designed to evaluate the effect of Aroplatin alone in patients whose disease is not responsive to standard first-line cancer treatments (5-fluorouracil/leucovorin or capecitabine and irinotecan). In September 2003, the investigators presented findings from this trial at ECCO. One out of the 15 evaluable patients demonstrated a partial clinical response and two experienced disease stabilization. Because this was a single-arm study without a comparator arm, statistical significance is not calculable. In addition, researchers observed that Aroplatin appeared well tolerated in this pretreated patient population. This trial is closed to enrollment.
      In January 2003, we also initiated at the John Wayne Cancer Center, in Santa Monica, California, a Phase 1/2 trial of Aroplatin for a variety of advanced solid tumors amenable to platinum therapy. This study is closed to enrollment.
      We have developed a new formulation of Aroplatin and a bridging Good Laboratory Practices toxicology study comparing the old and new formulations of Aroplatin was initiated in early January 2005 and completed during the second quarter of 2005. The results from this study and studies describing characterization of the new formulation will form the basis of an IND amendment that we expect to file with the FDA during the second quarter of 2005.
Liquidity and Capital Resources
      We have incurred annual operating losses since inception, and, as of March 31, 2005, we had an accumulated deficit of $353,863,000. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct, and we initiated part II of our Phase 3 clinical trial in renal cell carcinoma during February 2005. Since our inception, we have financed our operations primarily through the sale of equity, issuance of convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances and debt provided through secured lines of credit. From our inception through March 31, 2005, we have raised aggregate net proceeds of $399,099,000 through the sale of equity, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20,523,000 under two credit facilities. At March 31, 2005, we had debt outstanding of approximately $58,506,000.
      We expect that we will be able to fund our capital expenditures and growing operations into 2006 with our current working capital. In order to fund our needs subsequently, we may need to raise additional money and may attempt to do so by: (1) out-licensing technologies or products to one or more corporate partners, (2) renegotiating license agreements with current corporate partners, (3) completing an outright sale of assets, (4) securing additional debt financing and/or (5) completing equity securities offerings. Our ability to successfully enter into any such arrangements is uncertain and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures and/or the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other product candidates and, at this time, we cannot reliably estimate if or when that will occur, and the process may require substantial additional capital as discussed above. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section.
      Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $56,090,000 over the term of the studies. Through March 31, 2005, approximately $33,081,000 has been expensed as research and development expenses in the accompanying consolidated statements of operations and $29,285,000 has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services. In addition, we have entered into sponsored research agreements related to our product candidates that require payments of approximately $9,217,000, of which $3,901,000 has been paid through March 31, 2005. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate partners and licensees, and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with corporate partners that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the partner on its future sales of licensed vaccines that include QS-21, which may or may not be achieved. The actual amounts we pay out related to these agreements, if any, will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to product candidates being developed which incorporate the patents, the content and timing of decisions made by the United States Patent and Trademark Office (USPTO), the FDA and other regulatory authorities, the existence and scope of third party intellectual property, the reimbursement and competitive landscape around such products, and other factors affecting operating results. As we expand our clinical studies we plan to enter into additional agreements. We anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations and bring our product candidates to market.
      Our cash, cash equivalents and short-term investments at March 31, 2005 were $114,064,000, an increase of $27,143,000 from December 31, 2004. During the three months ended March 31, 2005, we used cash primarily to finance our operations, including our Oncophage clinical trials. Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $19,015,000 and $18,199,000, respectively. The increase resulted primarily from the increase in the activity to support our Oncophage clinical trials and on-going development activities. As we develop our technologies and further our clinical trial programs we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our products, market acceptance of such products, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted in the “Factors That May Impact Future Results” section.
      Net cash used in investing activities for the three months ended March 31, 2005 was $2,973,000 as compared to net cash used in investing activities of $19,471,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005 we had net purchases of $2,552,000 in short-term investments. Additionally, our investment in the purchase of equipment, furniture and fixtures increased

$141,000 to $1,126,000 for the three months ended March 31, 2005 from $986,000 for the three months ended March 31, 2004. We anticipate capital expenditures of up to $2,000,000 during the remainder of 2005. We also received $706,000 during the quarter ended March 31, 2005 from the release of restrictions on our restricted cash balance.
      Net cash provided by financing activities was $46,596,000 for the three months ended March 31, 2005 as compared to $52,201,000 for the three months ended March 31, 2004. Since inception, our primary source of financing has been from equity sales. During the three months ended March 31, 2005 and 2004, sales of equity, exercises of stock options and proceeds from our employee stock purchase plan totaled approximately $202,000 and $54,208,000, respectively. During the quarter ended March 31, 2005 we received net proceeds of approximately $48,000,000 from the issuance of our convertible senior notes. In July 2003 we entered into a $17,100,000 debt facility to finance the first phase of build-out of our Lexington facility. Through March 31, 2005, we have borrowed $17,042,000 under this facility. Specific assets, including leasehold improvements, which they finance, and a cash security deposit (restricted cash) of $4,416,000 secure the loans drawn on the credit facility. At March 31, 2005, we had an $8,360,000 debt balance under this credit facility.
      Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (GTC) and we have leased related leasehold improvements and equipment under agreements which expire on December 31, 2006. GTC has an option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing whose lease expires on September 30, 2010. As a result of the PP Manufacturing lease agreement, we amended our agreement with GTC effective March 16, 2004, adjusting the leaseable square footage. In addition, we sublet part of our Texas facility to a few small private companies under agreements that expire in 2008. We are contractually entitled to receive rental income of $1,292,000 in 2005; $1,375,000 in 2006; $753,000 in 2007; $535,000 in 2008, $515,000 in 2009 and $386,000 thereafter; the collection of this income, however, is subject to uncertainty.
      We are currently involved in certain legal proceedings as detailed in Note F to our unaudited consolidated financial statements above. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations or liquidity. Litigation however, is subject to inherent uncertainty.
Related Parties
      As of March 31, 2005 and December 31, 2004, we had invested $2,250,000 in a limited partnership, AGTC. Our total capital commitment to AGTC is $3,000,000. One of our directors, Noubar Afeyan, Ph.D., is the Chairman and Senior Managing Director and CEO of a partnership of funds that includes the general partner of AGTC and, until its dissolution during 2004, NewcoGen Group Inc. For details refer to Note F to our unaudited consolidated financial statements. Garo H. Armen, Ph.D., our chairman and chief executive officer, was a director of NewcoGen Group Inc. until its dissolution during 2004.
      As detailed in Note 11 to our consolidated financial statements included in Form 10-K for the year ended December 31, 2004 filed with the SEC, our predecessor company, Founder Holdings, Inc., which, indirectly, remains a significant stockholder, approved a stock option plan pursuant to which our officers, directors, employees and consultants may be granted options in the predecessor company. In accordance with U.S. generally accepted accounting principles, options granted under this plan are accounted for as compensation expense by us and treated as a contribution to stockholders’ equity.
      We currently have a QS-21 license and supply agreement with Neuralab Limited, a wholly owned subsidiary of Elan Corporation, plc, for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, is a director of Elan. For the three months ended March 31, 2005 and 2004, no revenues were earned under these agreements and at March 31, 2005 and December 31, 2004, we had no amounts due to us under these agreements.

      In March 1995, we entered into a consulting agreement with Dr. Pramod Srivastava, our scientific founder and one of our directors. This agreement was to expire in March 2005 but was extended for an additional one-year period until March 2006. This agreement will automatically renew for additional one-year periods unless either party decides not to extend the agreement. We paid Dr. Srivastava cash bonuses of $135,000, and granted him options to purchase 120,000 shares of our common stock in three months ended March 31, 2005 and 2004 for services performed in each 2004 and 2003.
      In February 1998, we entered into a research agreement with the University of Connecticut Health Center (UConn) to fund research in Dr. Pramod Srivastava’s laboratory at UConn. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine and one of our directors. The research agreement was amended on December 30, 2003, to extend the term to December 31, 2008 and calls for payments to UConn totaling a minimum of $6,750,000, payable quarterly at the rate of $337,500 (contingent on the continuing employment of Dr. Srivastava by UConn). In return, we have an option to obtain an exclusive license to new inventions (as defined in the research agreement) subject to our payment to UConn of royalties at varying rates upon commercialization of a product utilizing technology discovered under the research agreement. In February 2005, we entered into a letter amendment agreement to pay UConn an additional one-time payment of $135,000 for additional costs associated with activities to be performed under the agreement in 2005.
      In September 2004, we entered into a $60,000 one-year service agreement with Techsoft, Inc. d.b.a Medical Systems and NG Techsoft Pvt. Ltd for data management services. Navin Gupta is the President and CEO of Techsoft, Inc. d.b.a Medical Systems, Director and Chairman of the Board of NG Techsoft Pvt Ltd and is the spouse of Renu Gupta, our Senior Vice President of Development. On March 21, 2005 we amended this service agreement to eliminate the $60,000 limit of expenses and to provide for additional expenses of approximately $3,000 per month. As of March 31, 2005, approximately $11,500 due under this agreement is included in accrued expenses. For the three months ended March 31, 2005 we expensed approximately $34,000 under this agreement.
      On October 22, 2004, we executed a letter of intent with Symphony Capital LLC for a potential transaction to provide funding for certain of our research programs. Mr. Mark Kessel, one of our directors, is a managing director of Symphony Capital LLC. During February 2005 this potential transaction was terminated. During 2004, we made payments to Symphony Capital LLC of $125,000 for development planning activities. At December 31, 2004, we had accrued $159,000 due to Symphony Capital LLC. At March 31, 2005, we had no amounts due to Symphony Capital LLC. During the three months ended March 31, 2005, $37,000, was incurred related to activities up to termination.
Factors That May Impact Future Results
      Our future operating results could differ materially from the results described above due to the risks and uncertainties described below.
Risks Related to our Business

If we incur operating losses for longer than we expect, we may be unable to continue our operations.
      From our inception through March 31, 2005, we have generated net losses totaling approximately $354 million. Our net losses for the three months ended March 31, 2005, and for the years ended December 31, 2004, 2003, and 2002, were approximately $18.0 million, $56.2 million, $65.9 million, and $55.9 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 clinical trials are particularly expensive to conduct, and in February 2005 we initiated part II of our Phase 3 clinical trial in renal cell carcinoma. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to commercialize our product candidates. We expect that the earliest we may be able to commercialize Oncophage would be in 2006. If we incur operating losses for longer than we expect, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.
      On March 31, 2005, we had approximately $114.1 million in cash, cash equivalents and short-term investments. With our current working capital we expect that we could fund our development programs, clinical trials, and other operating expenses into 2006. We plan to raise additional funds prior to that time. For the three months ended March 31, 2005, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $6.7 million. Total capital expenditures for the three months ended March 31, 2005 were $1.1 million and we anticipate capital expenditures of up to $2.0 million during the remainder of 2005. Since our inception, we have financed our operations primarily through the sale of equity. In order to finance our future operations, we will be required to raise additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our most advanced product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

We have significant long-term debt and we may not be able to make interest or principal payments when due.
      As of March 31, 2005, our total long-term debt, excluding the current portion, was approximately $53 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that ranks senior to the notes. Current and any future secured indebtedness will be senior to the notes. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including the factors identified in the “Factors That May Impact Future Results” section, and other factors beyond our control. To date, we have had negative cash flow from operations. For the three months ended March 31, 2005, and for the year ended December 31, 2004, net cash used in operating activities was approximately $19 million and $60 million, respectively. Assuming no additional interest-bearing debt is incurred and no convertible senior notes are converted, redeemed, or repurchased or exchanged, until 2025, our debt service requirement (payments of principal and interest) is $6.5 million during 2005, $7.2 during 2006, $2.7 million during 2007 and $2.6 million annually during 2008 and thereafter until the convertible senior notes are no longer outstanding. Unless we are able to generate sufficient operating cash flow to service our outstanding debt, we will be required to raise additional funds or default on our obligations, including our obligations under the notes.

Because the FDA has indicated to us that part I of our current Phase 3 trial in renal cell carcinoma, by itself, will not be sufficient to support a biologics license application for product approval, unless the FDA changes its position, we would not expect to generate product revenue from sales of Oncophage for at least several years, if ever.
      On September 3, 2003, the FDA placed our Phase 3 Oncophage clinical trials in renal cell carcinoma and in melanoma on partial clinical hold. The FDA’s written correspondence instituting the partial clinical hold indicated that Oncophage was not sufficiently characterized. Product characterization represents our products’ specifications for purity, identity, potency and pH. On October 22, 2003, we submitted to the FDA additional specifications for purity, identity, potency and pH, which represent product characterization data, and on November 23, 2003, the FDA lifted the partial clinical hold. Even though the FDA lifted the partial clinical hold, the FDA has informed us that, for purposes of part I of our Phase 3 trial in renal cell carcinoma (study C-100-12) and our Phase 3 trial in melanoma (study C-100-21), Oncophage has been insufficiently characterized and that the results obtained with an insufficiently characterized product could not be used to provide efficacy data in support of a biologics license application, or BLA. The FDA deemed the Oncophage provided to patients before December 2003 as insufficiently characterized because it had not undergone the full battery of tests required for drugs used in pivotal trials. Some of these tests, such as potency assays, were not fully developed until after September 2003. The imposition of the partial clinical hold prevented us from enrolling new patients in our Phase 3 clinical trials between September 3, 2003 and November 21, 2003. We believe that we addressed the comments the FDA raised in connection with the partial clinical hold. After the clinical hold was lifted, the FDA asked us to implement the use of the qualified potency assays to release vaccine lots for all trials of Oncophage, including our Phase 3 trials. After the clinical hold was lifted, we submitted, during 2004, our validation package to the FDA for the qualified potency assays and in May 2005 successfully concluded discussions with the FDA. Validation of the assays refers, in general terms, to establishing the robustness and reproducibility of the assays on an ongoing basis and under various different conditions to demonstrate that the qualified potency assays, accepted by the FDA for continuation of the clinical trial, work consistently. We believe we have addressed all product characterization issues raised by the FDA to date other than retrospective potency testing of Oncophage product administered to patients before December 2003.
      The FDA has indicated that, by itself, part I of our ongoing Phase 3 clinical trial in renal cell carcinoma is not sufficient to support a BLA filing. We have expanded our clinical development plan by initiating a part II to this Phase 3 trial in a similar patient population. The FDA has agreed with this registration plan, which comprises two components — part I and part II. The FDA has indicated that part I alone will not be sufficient for approval, as they consider part II of the trial as potentially providing the definitive evidence of safety and efficacy; however, we expect that part I will be accepted as part of the BLA filing. While the FDA has expressly excluded the possibility that part I of our renal cell carcinoma trial alone can support a BLA filing, we intend to complete part I, which is a large, controlled study, perform final analysis, and review the data closely. Should the results from the first part of the trial be clearly positive in terms of clinical outcomes, we plan to submit the data to the FDA and request that the agency reconsider its position regarding the use of the data from part I of the trial alone to support a BLA filing, while part II of the study is continuing. We expect to support that position with data that may demonstrate that Oncophage used in part I of the study should be considered sufficiently characterized. We would expect to derive that data from additional tests we plan to perform on frozen stored portions of product administered to patients prior to December 2003. We have commenced these additional tests and plan to have them completed in time for any BLA filing. We believe that the FDA is unlikely to reverse its position unless part I of the trial demonstrates significant benefit to patients. We believe that demonstration of efficacy might be persuasive because (1) part I of our Phase 3 renal cell carcinoma trial is designed to show that patients being treated with Oncophage have a statistically significant benefit in terms of recurrence-free survival over patients in the observation arm, (2) Oncophage appears to have a favorable safety profile, particularly when compared with the toxicity associated with many cancer drugs, (3) part I of the trial represents the largest single randomized trial to date in this patient population and was designed to show statistically significant results, and (4) the patients with the stage of renal cell carcinoma addressed in this trial have no approved post-surgical treatment options. Other companies have submitted BLAs, and obtained approvals, based on data from non-definitive Phase 2 and Phase 3 studies while they complete confirmatory studies. We are not aware of a situation in which the FDA has reconsidered its position that a clinical trial could not be considered pivotal, and therefore would not support licensure, because of its determination that the product candidate was insufficiently characterized. However, as noted previously, we plan to perform additional tests of frozen stored Oncophage product samples produced prior to December 2003 and attempt to demonstrate that our product candidate should be considered sufficiently characterized. There is no assurance that we will be successful in demonstrating that our product candidate is sufficiently characterized or that the FDA would accept such a strategy.
      Even if we are able to demonstrate that the Oncophage used in part I of the trial should be considered sufficiently characterized and part I of the trial demonstrates significant benefit to patients, the FDA may continue to adhere to its current position that the data from this part of the trial cannot, by itself, support a BLA filing. In addition, the results of our two potency tests may not indicate that the Oncophage used in part I of the trial is sufficiently characterized. Furthermore, part I may not meet its statistical endpoint, or the

FDA could determine that making Oncophage available based on the part I results is not in the best interests of patients. We estimate that completing part II of the study will take at least three years and cost between $20 million and $40 million. Furthermore, we intend to continue with part II of the renal cell carcinoma study unless and until the FDA indicates that is not necessary.
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
      In December 2003, we announced that the Data Monitoring Committee, or DMC, had convened as scheduled for the interim analysis of our ongoing Phase 3 clinical trial of Oncophage in the treatment of renal cell carcinoma, C-100-12. The DMC is a panel of cancer specialists who review the safety and conduct of the trial at regular intervals but are not otherwise involved in the study. The DMC has no direct relationship with the FDA but can make recommendations regarding the further conduct of the trial, which recommendations are reported to the FDA. The use of the DMC is intended to enhance patient safety and trial conduct. The DMC recommended that the trial proceed as planned and did not require that we change the number of patients required to meet the trial’s objectives. Part I of our Phase 3 renal cell carcinoma trial is designed with the intent to show that patients in the Oncophage arm demonstrate a statistically significant benefit in recurrence-free survival over the patients in the observation arm. We interpreted the recommendation by the DMC that we would not need to add patients in order to potentially achieve a statistically significant benefit as an encouraging development, indicating that the trial could demonstrate efficacy goals without increasing the number of patients in the trial. The DMC’s recommendations do not assure either that the trial will demonstrate statistically significant results or that the trial will prove adequate to support approval of Oncophage for commercialization in the treatment of patients with renal cell carcinoma. The assessment of the interim analysis by the DMC is preliminary. The final data from the trial may not demonstrate efficacy and safety. Furthermore, data from clinical trials are subject to varying interpretations.
      Inconclusive or negative final data from part I of our Phase 3 renal cell carcinoma trial would have a significant negative impact on our prospects. If the results in any of our clinical trials are not positive, we may abandon development of Oncophage for the applicable indication.

The regulatory approval process is uncertain, time-consuming and expensive.
      The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially, based on the type, complexity and novelty of the product. Our most advanced product candidate, Oncophage, is a novel therapeutic cancer vaccine that is personalized for each patient. To date, the FDA has not approved any therapeutic cancer vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, particularly the European Medicines Agency responsible for product approvals in Europe, have relatively little experience in reviewing personalized oncology therapies, and the partial clinical hold that the FDA had placed, and subsequently lifted, on our current Phase 3 Oncophage clinical trials primarily related to product characterization issues partially associated with the personalized nature of Oncophage. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We also initiated communications with other health regulatory authorities in other jurisdictions to discuss requirements for the approval of Oncophage in renal cell carcinoma. As of March 31, 2005, we have spent approximately 10 years and $176 million on our research and development program in heat shock proteins for cancer.
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
      The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile. Because we rely on third-party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third-party clinical investigators or contract research organizations are adversarial. The timing and success of our Phase 3 trials, in particular, are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. If we are unable to satisfy the FDA and other regulatory agencies with such matters, including the specific matters noted above, and/or our Phase 3 trials yield inconclusive or negative results, we will be required to modify or expand the scope of our Phase 3 studies or conduct additional Phase 3 studies to support BLA filings, including additional studies beyond the new part II Phase 3 trial in renal cell carcinoma and additional Phase 3 trials in melanoma. In addition, the FDA may request additional information or data that is not readily available. Delays in our ability to respond to such an FDA request would delay, and failure to adequately address all FDA concerns would prevent, our commercialization efforts.
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
      We have encountered in the past, and may encounter in the future, delays in initiating trial sites and in enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approvals. If we fail to enroll sufficient numbers of patients in clinical trials, the trials may fail to demonstrate the efficacy of a product candidate at a statistically significant level. While such trials may help support our efforts to obtain marketing approval, they generally would not, by themselves, be sufficient for obtaining approval. In our cancer trials, enrollment difficulties may arise due to many factors, including the novel nature of Oncophage, the identification of patients’ meeting the specific criteria for inclusion in our trials, the speed by which participating clinical trial sites review our protocol and allow enrollment and any delay in contract negotiations between us and the participating clinical trial sites. In addition, we may encounter problems in our clinical trials due to the advanced disease state of the target patient population. Even if our patient enrollment is adequate, patients may die during a clinical trial if their disease is too advanced or because they experience problems that may be unrelated to the product candidate. A high dropout rate in a trial may undermine the ability to gain statistically significant data from the study.
      Our part I and part II trials in renal cell carcinoma are event driven trials. Therefore, final analysis of the trials will be triggered once a specified number of events occur. An event is defined as a recurrence of a patient’s renal cell carcinoma or death of a patient. We currently anticipate that the earliest the final event to trigger final analysis of our C-100-12 part I renal cell carcinoma trial will occur is during the third quarter of

2005. We continue to adjust this estimate of the timing based on our monitoring of the number of events. While this time estimate is based on our current expectations, we do not control the timing of occurrence of events in the trial and there can be no assurance that the total number of required events will occur when predicted.

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
      Antigenics, our chairman and chief executive officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. To date, the plaintiffs have not asserted a specific amount of damages. We have submitted settlement papers with the Federal District Court for the Southern District of New York and in an Opinion and Order, the court granted preliminary approval of the settlement, conditioned upon certain modifications. There is no guarantee that the settlement will become effective as it is subject to a number of conditions, including Court approval; a failure to finalize a settlement could require us to pay substantial damages. Regardless of the outcome, participation in a lawsuit may cause a diversion of our management’s time and attention from our business.

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
      Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates and other therapeutic products, including heat shock proteins directed at cancer, infectious diseases, and autoimmune disorders. Several of these companies have products that utilize similar technologies and/or personalized medicine techniques, such as CancerVax’s Canvaxin, currently in a Phase 3 trial for melanoma and a Phase 2 trial in colon cancer, Dendreon’s Provenge, with Fast Track designation and currently in a Phase 3 trial for prostate cancer, and Mylovenge in a Phase 2 trial for multiple myeloma, Stressgen’s HspE7 currently in a Phase 2 trial in HPV-internal genital warts, AVAX’s M-Vax in melanoma, L-Vax currently in Phase 2 trials for acute myelogenous leukemia (AML) and O-Vax, currently in a Phase 2 for ovarian cancer, Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland and Israel and in a Phase 3 trial in the U.S. for colon cancer, and Cell Genesys’ GVAX vaccines currently in trials for prostate (Phase 3), AML (Phase 2), pancreas (Phase 2), lung cancer (Phase 2), and myeloma (Phase 1/2). Patents have been issued in both the U.S. and Europe related to Stressgen’s heat shock protein technology. In particular, U.S. patents 6,797,491, 6,657,055, 6,524,825, 6,495,347, 6,338,952 and 6,335,183; and European patents EP700445 and EP1002110 are issued. Additionally, many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:

•	commercialize their product candidates sooner than we commercialize our own;

•	develop safer or more effective therapeutic drugs or preventive vaccines and other therapeutic products;

•	implement more effective approaches to sales and marketing;

•	establish superior intellectual property positions; or

•	discover technologies that may result in medical insights or breakthroughs that render our drugs or vaccines obsolete, possibly before they generate any revenue.
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
      Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock, and, as of March 31, 2005, Antigenics Holdings L.L.C. controlled approximately 25% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

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
      According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on March 31, 2005, he would have held approximately 16% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.
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
      Between our initial public offering on February 4, 2000 and May 2, 2005, and for the twelve months ended May 2, 2005, the closing price of our common stock has fluctuated between $4.72 and $52.63 per share, and $4.72 and $11.04 per share, respectively, with an average daily trading volume for the three months ended March 31, 2005 of approximately 504,000 shares. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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
      The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2005, we had approximately 45,564,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ National Market, although certain of the shares are subject to sales volume and other limitations.
      We have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan, and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. We have also filed a registration statement to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. As of March 31, 2005, options to purchase approximately 6,416,000 shares of our common stock upon exercise of options with a weighted average exercise price per share of $9.21 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of March 31, 2005, warrants to purchase approximately 66,000 shares of our common stock with a weighted average exercise price per share of $51.07 were outstanding. On August 12, 2004, we filed a registration statement relating to the resale of 350,000 shares of our common stock that we issued in a private placement on July 30, 2004 in connection with our acquisition of assets from Mojave Therapeutics, Inc. That registration statement has become effective, and those shares may be offered and sold from time to time by the selling security holders listed in the related prospectus. The market price of our common stock may decrease based on the expectation of such sales. Similarly, on August 12, 2004, we filed a registration statement with respect to an aggregate of $100 million of our common stock, preferred stock, and debt. That registration statement has become effective, and we may offer and sell any of those securities from time to time. The market price of our common stock may decrease based on investor expectations that we will issue a substantial number of shares of common stock or securities convertible into common stock at low prices.

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
      Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act of 1934, as amended) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded in its report included in our annual report on Form 10-K for the year ended December 31, 2004 that there were no material weaknesses in our internal control over financial reporting as of December 31, 2004, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.
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
      The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended March 31, 2005 filed with the SEC. In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as our critical accounting policies:

Research and Development
      Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient. As we become aware of the actual costs, we adjust our accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $11,304,000, $41,718,000, $46,264,000, and $37,478,000 for the three months ended March 31, 2005, and the years ended December 31, 2004, 2003, and 2002, respectively.

Investments
      We classify investments in marketable securities at the time of purchase. At March 31, 2005, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, accumulated other comprehensive income is reduced and the impairment is charged to operations.
      Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in AGTC under the cost method and, as of March 31, 2005, we have included it in other long-term assets on the consolidated balance sheet, as more fully disclosed in Note F to our consolidated financial statements included in this report. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies had been made, (3) the post-financing valuations of those investments, (4) the level of un-invested capital held by the limited partnership, and (5) the overall trend in venture capital valuations. Based on this analysis, during the three months ended March 31, 2005, we concluded that an other than temporary decline had not occurred and therefore no adjustment to the investment balance was made. Our investment balance aggregated $1,844,000 at March 31, 2005.

Revenue Recognition
      Revenue from product sales is recognized at the time of product shipment. Revenue for services under research and development grants and contracts are recognized as the services are performed, milestones are achieved, or clinical trial materials are provided.

Stock Option Accounting
      We account for options granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on fixed stock option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. We account for stock options granted to non-employees on a fair-value basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. As required, we also provide pro forma net loss attributable to common stockholders and pro forma net loss attributable to common stockholders per common share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note D to our unaudited consolidated financial statements).
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued Standards SFAS No. 123R, Share-Based Payment (SFAS No. 123R) which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, we account for stock options grants to our employees in accordance with APB Opinion No. 25 and disclose the pro forma effect of compensation expense for these stock options as if the fair value method under SFAS No. 123 had been used. SFAS No. 123R requires that companies recognize compensation expense associated with these grants of stock options in their results of operations. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R and for all stock options granted thereafter. Compensation expense will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. SFAS No. 123R also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that meet certain criteria. We are currently evaluating the full impact of adoption of this statement. We anticipate that implementation of SFAS No. 123R will result in material non-cash charges to our consolidated results of operations.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to make capital expenditures and invest excess cash and also foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2004, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.
      We had cash equivalents and short-term investments at March 31, 2005 of approximately $114.1 million, which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at March 31, 2005, however, we are subject to investment risk.

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
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of March 31, 2005 to provide reasonable assurance that the Company can meet its disclosure obligations.
      During the first quarter of 2005, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings
      Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended, and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Similar amended complaints were filed with respect to about 300 companies. In addition to the claims in the earlier complaint, the amended complaint alleged that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendant’s Motion to Dismiss and the other Defendants’ motions to Dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and issuers were presented to the Federal District Court for the Southern District of New York. In an Opinion and Order dated February 15, 2005, the Court granted preliminary approval of the settlement, conditioned upon certain modifications. There is no guarantee that the settlement will become effective as it is subject to a number of conditions, including Court approval. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after considering insurance coverage. Accordingly, an accrual has not been recorded at March 31, 2005.
      We currently are a party to other legal proceedings as well. While our management currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Litigation also consumes both cash and management attention.

Item 6 —	Exhibits
      (a) Exhibits

*Exhibit 3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2002 (File No. 000-29089).

*Exhibit 3.2	Amended and Restated By-Laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2002. (File No. 000-29089).

Exhibit 10.1	Employment Agreement dated July 26, 2004 between Antigenics Inc. and Roman Chicz

Exhibit 31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1394, as amended

Exhibit 31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1394, as amended

Exhibit 32.1(1)	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

ANTIGENICS INC.
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Antigenics Inc.

/s/ Garo H. Armen

Garo H. Armen Ph.D.
Chairman and Chief Executive Officer

/s/ Peter Thornton

Peter Thornton
Chief Financial Officer
Date: May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description

*Exhibit 3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2002 (File No. 000-29089).

*Exhibit 3.2	Amended and Restated By-Laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K dated June 10, 2002. (File No. 000-29089).

Exhibit 10.1	Employment Agreement dated July 26, 2004 between Antigenics Inc. and Roman Chicz

Exhibit 31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1394, as amended

Exhibit 31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1394, as amended

Exhibit 32.1(1)	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.