Form 10-Q
period 2005-09-30
ANTIGENICS INC /DE/
filed 2005-11-04
CIK 1098972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares outstanding of the registrant’s Common Stock as of November 1, 2005: 45,591,216 shares.

Antigenics Inc.
Quarterly Period Ended September 30, 2005

PART I — FINANCIAL INFORMATION

Item 1 —	Unaudited Consolidated Financial Statements
ANTIGENICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$35,782,612	$15,979,714
Short-term investments	41,435,878	70,941,163
Accounts receivable	—	75,631
Inventories	203,674	169,743
Prepaid expenses	2,130,982	1,925,051
Restricted cash	2,814,203	2,865,665
Other current assets	410,454	647,299

Total current assets	82,777,803	92,604,266
Plant and equipment, net of accumulated amortization and depreciation of $13,714,921 and $10,559,935 at September 30, 2005 and December 31, 2004, respectively	24,452,610	24,987,730
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $5,047,239 and $4,216,792 at September 30, 2005 and December 31, 2004, respectively	6,025,390	6,855,837
Restricted cash	168,975	2,256,018
Debt issuance costs, net of accumulated amortization of $153,845 at September 30, 2005	1,838,897	—
Other long-term assets	3,885,003	3,781,893

Total assets	$121,720,881	$133,057,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$5,291,909	$5,409,966
Accounts payable	1,739,215	2,923,890
Accrued liabilities	11,245,585	10,861,710
Other current liabilities	47,146	8,525

Total current liabilities	18,323,855	19,204,091
Long-term debt, less current portion	337,948	4,512,035
Convertible senior notes	50,000,000	—
Other long-term liabilities	3,261,999	2,898,487
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; series A convertible preferred stock, par value $0.01 per share; 31,620 shares designated, issued and outstanding at September 30, 2005 and December 31, 2004, respectively; liquidation value of $31,817,625 at September 30, 2005	316	316
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 45,591,216 and 45,536,012 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	455,912	455,360
Additional paid-in-capital	441,695,530	442,021,962
Deferred compensation	(8,921)	(27,134)
Accumulated other comprehensive loss	(99,751)	(147,377)
Accumulated deficit	(392,246,007)	(335,859,793)

Total stockholders’ equity	49,797,079	106,443,334

Total liabilities and stockholders’ equity	$121,720,881	$133,057,947

See accompanying notes to unaudited consolidated financial statements

ANTIGENICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Revenue	$76,533	$282,355	$281,585	$578,614
Operating expenses:
Cost of sales	—	(4,798)	—	(4,798)
Research and development	(11,994,904)	(9,816,050)	(36,845,320)	(31,640,763)
General and administrative	(5,236,304)	(6,317,418)	(19,659,383)	(18,438,906)
Acquired in-process research and development	—	(2,888,000)	—	(2,888,000)

Operating loss	(17,154,675)	(18,743,911)	(56,223,118)	(52,393,853)
Other income (expense):
Non-operating income	1,000	1,500	1,000	7,054
Interest expense	(790,611)	(123,757)	(2,193,780)	(413,730)
Interest income	689,361	391,511	2,029,684	1,052,645

Loss from continuing operations	(17,254,925)	(18,474,657)	(56,386,214)	(51,747,884)
Income from discontinued operations, net of tax	—	—	—	13,034,400

Net loss	(17,254,925)	(18,474,657)	(56,386,214)	(38,713,484)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(592,875)	(592,875)

Net loss attributable to common stockholders	$(17,452,550)	$(18,672,282)	$(56,979,089)	$(39,306,359)

Per common share data, basic and diluted:
Loss from continuing operations	$(0.38)	$(0.41)	$(1.25)	$(1.18)

Income from discontinued operations, net of tax	$—	$—	$—	$0.29

Net loss attributable to common stockholders	$(0.38)	$(0.41)	$(1.25)	$(0.89)

Weighted average number of common shares outstanding, basic and diluted	45,590,920	45,359,697	45,572,669	44,405,275

See accompanying notes to unaudited consolidated financial statements

ANTIGENICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	September 30,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net loss	$(56,386,214)	$(38,713,484)
Loss from discontinued operations	—	(925,646)
Gain on disposal of discontinued operations	—	13,960,046

Loss from continuing operations	(56,386,214)	(51,747,884)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	4,146,592	3,666,817
Write-down of investments	—	88,125
Non-cash stock compensation	(42,088)	626,692
Acquired in-process research and development	—	2,688,000
Loss on sale of plant and equipment	—	4,399
Changes in operating assets and liabilities:
Accounts receivable	75,631	23,917
Inventories	(33,931)	56,270
Prepaid expenses	(205,932)	(207,711)
Accounts payable	(1,184,675)	(2,276,852)
Accrued liabilities and other current liabilities	422,496	2,339,262
Other operating assets and liabilities	599,079	305,705

Net cash used in continuing operations	(52,609,042)	(44,433,260)
Net cash provided by discontinued operations	—	48,599

Net cash used in operating activities	(52,609,042)	(44,384,661)

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	118,987,815	90,254,000
Purchases of available for sale securities	(89,434,904)	(109,389,800)
Purchases of plant and equipment	(2,627,180)	(2,443,019)
Proceeds from sale of plant and equipment	—	8,000
Investment in AGTC	(225,000)	(150,000)
Distribution from AGTC	123,169	—
Proceeds from divestiture of assets	—	12,552,011
Decrease in restricted cash	2,138,505	2,238,380

Net cash provided by (used in) investing activities	28,962,405	(6,930,428)

Cash flows from financing activities:
Net proceeds from sale of equity	—	53,631,418
Deferred offering costs	—	(25,210)
Proceeds from exercise of stock options	—	727,946
Proceeds from employee stock purchases	327,296	106,046
Payments of series A convertible preferred stock dividend	(592,875)	(619,390)
Proceeds from long-term debt	50,000,000	—
Debt issuance costs	(1,992,742)	—
Payments of long-term debt	(4,292,144)	(4,543,726)

Net cash provided by financing activities	43,449,535	49,277,084

Net increase (decrease) in cash and cash equivalents	19,802,898	(2,038,005)
Cash and cash equivalents, beginning of period	15,979,714	24,416,311

Cash and cash equivalents, end of period	$35,782,612	$22,378,306

Supplemental cash flow information:
Cash paid for interest	$1,599,340	$462,048

Non-cash investing and financing activities:
Issuance of equity for acquired in-process research and development	$—	$2,688,000

See accompanying notes to unaudited consolidated financial statements

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note A — Organization and Basis of Presentation
      We are a biotechnology company developing technology and products to treat cancers, infectious diseases and autoimmune disorders, primarily based on immunological approaches. Our most advanced product candidate is Oncophage® (vitespen), a personalized therapeutic cancer vaccine candidate that has been tested, or is currently being tested, in several cancer indications, including in Phase 3 clinical trials for the treatment of renal cell carcinoma (the most common type of kidney cancer) and for metastatic melanoma. Our product candidate portfolio also includes (1) AG-858, a personalized therapeutic cancer vaccine in a Phase 2 clinical trial for the treatment of chronic myelogenous leukemia, (2) AG-702/ AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes, (3) Aroplatintm, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid tumors and NHL (non-Hodgkin’s Lymphoma) and (4) a number of pre-clinical product candidates in oncology, infectious diseases and autoimmune disorders. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business and market development, and administrative functions that support these activities.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X and include the accounts of Antigenics Inc. and our wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current year’s presentation. This includes a reclassification of auction rate notes and similar instruments from cash and cash equivalents to short-term investments as of September 30, 2004 in the amount of $15,098,000. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.
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
      We have incurred annual operating losses since inception and, as a result, at September 30, 2005 have an accumulated deficit of $392,246,000. Our operations have been funded principally by sales of equity and convertible debt instruments. We believe that our working capital resources at September 30, 2005 are sufficient to satisfy our liquidity requirements into the second half of 2006. Satisfying our long-term liquidity needs will require the successful commercialization of Oncophage or other product candidates and may require substantial additional capital.
      Our lead product candidates require clinical trials and approvals from regulatory agencies as well as acceptance in the marketplace. We are conducting clinical trials in various cancers and in one infectious disease indication. Although we believe our patents, patent rights, and patent applications are valid, the invalidation of our patents or failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collaborators and licensees and by entering into new collaborations. Our success depends, in part, on the success of these parties in performing research and preclinical and clinical testing. We compete with specialized biotechnology companies, major pharmaceutical companies, universities, and research institutions. Many of these competitors have substantially greater resources than we do.
Note B — Net Loss Per Share
      Basic earnings or loss per common share (“EPS”) is calculated by dividing the applicable earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing the applicable earnings or loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants, shares of series A convertible preferred stock, and convertible senior notes. Because we have reported a loss from continuing operations for all periods, diluted loss per common share is the same as basic loss per common share as the effect of including the dilutive effect of the outstanding stock options, stock warrants, the series A convertible preferred stock, and the convertible senior notes in the calculation would have reduced the loss from continuing operations per common share. Therefore, the 6,164,950 shares underlying outstanding stock options, the 8,910 shares underlying outstanding stock warrants, the 2,000,000 shares into which outstanding shares of series A convertible preferred stock are convertible, and the 4,645,115 shares of common stock issuable upon conversion of our $50,000,000 convertible senior notes are not included in the calculation.
Note C — Inventories
      Inventories are stated at the lower of cost or market using standard costs that approximate the first-in, first-out method and consist solely of finished goods at September 30, 2005 and December 31, 2004.
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

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net loss attributable to common stockholders and net loss attributable to common stockholders per common share, basic and diluted, had compensation cost for our incentive equity and our employee stock purchase plans been determined consistent with the fair value method of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss attributable to common stockholders, as reported	$(17,453,000)	$(18,672,000)	$(56,979,000)	$(39,306,000)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	6,000	11,000	44,000	451,000
Deduct: total stock-based employee and director compensation expense determined under fair-value based method for all awards	(1,943,000)	(1,693,000)	(5,619,000)	(5,006,000)

Pro forma net loss attributable to common stockholders	$(19,390,000)	$(20,354,000)	$(62,554,000)	$(43,861,000)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.38)	$(0.41)	$(1.25)	$(0.89)

Pro forma	$(0.43)	$(0.45)	$(1.37)	$(0.99)

      The effects of applying SFAS No. 123, for either recognizing or disclosing compensation costs under such pronouncement, may not be representative of the effects on reported net income or loss for future years. The fair value of each option and employee stock purchase right granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions:

	Nine Months
	Ended
	September 30,

	2005	2004

Estimated volatility — employee and director options	71%	47%
Estimated volatility — employee stock purchase rights	61%	67%
Expected life in years — employee and director options	5	6
Expected life in years — employee stock purchase rights	1	1
Risk-free interest rate — employee and director options	4.22%	3.08%
Risk-free interest rate — employee stock purchase rights	2.45%	1.29%
Dividend yield	0%	0%
      The expected life used to estimate the fair value of non-employee options is equal to the contractual life of the option granted.

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note E — Comprehensive Loss
      The following table provides the calculation of comprehensive loss for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss attributable to common stockholders	$(17,453,000)	$(18,672,000)	$(56,979,000)	$(39,306,000)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net	1,000	93,000	48,000	(312,000)

Comprehensive loss	$(17,452,000)	$(18,579,000)	$(56,931,000)	$(39,618,000)

Note F — Commitments and Contingencies
      On May 18, 2000, we committed $3,000,000 to become a limited partner in a limited partnership called Applied Genomic Technology Capital Fund (“AGTC”), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as requested by the general partner. Through September 30, 2005, we have invested $2,475,000 in AGTC, including $225,000 invested during the nine months ended September 30, 2005. In addition, during the nine months ended September 30, 2005, we received a cash distribution from AGTC of $123,000, which was recorded as a reduction in the carrying value of our investment. This investment is accounted for under the cost method, as our ownership is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently investments in the portfolio companies have been made, (3) the post-financing valuations of those investments, (4) the level of uninvested capital held by the limited partnership, and (5) overall trends in venture capital valuations. Based on these analyses, during the nine months ended September 30, 2005, we concluded that an other than temporary decline had not occurred and, therefore, have not reduced the carrying value of the asset. Our investment balance aggregated $1,946,000 and $1,844,000 at September 30, 2005 and December 31, 2004, respectively, and is included in other long-term assets. The general partner of AGTC is AGTC Partners, L.P. Noubar Afeyan, Ph.D., who is one of our directors, is the Chairman, Senior Managing Director, and CEO of Flagship Ventures, a partnership of funds including AGTC and, until its dissolution during 2004, NewcoGen Group Inc. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, was a director of NewcoGen Group Inc. until its dissolution during 2004.
      Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other 300 companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. In an Opinion and Order dated February 15, 2005, the Court granted preliminary approval of the settlement. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after insurance. Accordingly, an accrual has not been recorded at September 30, 2005.
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
      In April 2004, upon the satisfaction of a contingency of the sale, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded a gain on the divestiture of these assets of approximately $14,132,000 before taxes. The carrying value of the assets sold and liabilities assumed were approximately $409,000 and $15,000, respectively. In addition, we have classified the results of operations of the FeLV activity as discontinued operations in the accompanying unaudited consolidated financial statements. The results of operations for 2005 do not include any results from discontinued operations. The loss from discontinued operations for 2004, which occurred during the first quarter of 2004, consist of the following:

2004

Revenue	$338,000
Expenses
Cost of sales	(594,000)
Research and development	(193,000)
General and administrative	(477,000)

Net loss from discontinued operations	$(926,000)

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note H — Convertible Senior Notes
      On January 25, 2005, we issued $50,000,000 of convertible senior notes in a private placement. Proceeds from the sale of the notes were approximately $48,000,000 net of issuance costs. Issuance costs on our consolidated balance sheet are being amortized over seven years, the expected life of the notes based on the earliest date on which the holders can require redemption. The notes, which mature in 2025, bear interest semi-annually on February 1 and August 1 each year, at a rate of 5.25% per annum and are initially convertible into common stock at any time at a conversion price (subject to adjustment) of approximately $10.76 per share. Notes surrendered for conversion in connection with certain fundamental changes, as defined, that occur before February 1, 2012 may in certain circumstances be entitled to an increase in the conversion rate per $1,000 principal amount of notes. From February 1, 2012, we may redeem the notes for cash, at a redemption price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior unsecured obligations of Antigenics and rank equally with all of our existing and future senior unsecured indebtedness. The notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our subsidiaries. The notes do not contain any financial covenants and do not limit our ability to incur additional indebtedness, including senior or secured indebtedness, issue securities, pay dividends or repurchase our securities. We are obligated to keep effective a shelf registration statement with the SEC for resale of the notes and the shares of common stock issuable upon conversion of the notes by the holders thereof. Failure to do so may result in an obligation to pay additional interest to each holder of registrable securities who is affected. The fair value of these notes is estimated to be approximately $25,500,000 at September 30, 2005 based on trader quotes.
Note I — Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, we account for stock option grants to our employees in accordance with APB Opinion No. 25 and disclose the pro forma effect of compensation expense for these stock options as if the fair value method under SFAS No. 123 had been used. SFAS No. 123R requires that companies recognize compensation expense associated with these grants of stock options in their results of operations. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires that compensation expense be recorded for all unvested stock options and restricted stock that are outstanding at the beginning of the first quarter of adoption of SFAS No. 123R and for all stock options granted thereafter. Compensation expense will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. SFAS No. 123R also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that meet certain criteria. On August 31, 2005, the FASB issued FASB Staff Position FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for

ANTIGENICS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Services under FASB Statement 123(R). This guidance applies to equity shares, as well as stock options, and requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123R shall continue to be subject to the recognition and measurement provisions of SFAS No. 123R throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The effective date of this guidance is upon initial adoption of SFAS No. 123R. We are currently evaluating the full impact of adoption of this statement. We anticipate that implementation of SFAS No. 123R will result in material non-cash charges to our consolidated results of operations.
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
      In June 2005, the EITF reached a consensus on Issue No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF Issue No. 05-2 is used (among other purposes) to evaluate whether an issuer is required to bifurcate a conversion option, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, that is embedded in convertible debt. Bifurcation of a conversion option is not required if the conversion option would meet the requirements to be classified as equity under EITF Issue No. 00-19. We have adopted EITF Issue No. 05-2 in the third quarter of fiscal 2005, beginning July 1, 2005. The adoption of the guidance under this consensus did not have a material impact on our financial position or results of operations.
      In June 2005, the EITF also reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. EITF Issue No. 05-6 requires that leasehold improvements acquired in a business combination or subsequent to the inception of a lease, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are acquired. We have adopted EITF Issue No. 05-6 on a prospective basis for subsequently acquired leasehold improvements in the third quarter of fiscal 2005, beginning July 1, 2005. The adoption of the guidance under this consensus did not have a material impact on our financial position or results of operations.
Note J — Severance Costs
      On June 28, 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a modest streamlining of our infrastructure. Consequently, we eliminated 26 non-critical positions. We recorded charges of $606,000 ($454,000 included in research and development expense and $152,000 included in general and administrative expense), in the quarter ended June 30, 2005, related to the elimination of these positions. The charges include $512,000 for severance and related payroll taxes, $73,000 for outplacement services, and $21,000 for accrued benefits. During the quarter ended September 30, 2005 we paid $396,000 of these expenses. Our remaining cash payment obligation of approximately $180,000 is to be paid through July 2006.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are currently researching and/or developing product candidates to treat cancers, infectious diseases, and autoimmune disorders. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our most advanced product candidate, Oncophage, a personalized therapeutic cancer vaccine. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, marketing, and integration of our acquisitions.
      We have incurred significant losses since our inception. As of September 30, 2005, we had an accumulated deficit of $392,246,000. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. On January 25, 2005, we raised net proceeds of approximately $48,000,000 through the issuance of 5.25% Convertible Senior Notes due 2025 (see Note H to our unaudited consolidated financial statements).
      We expect that we will be able to fund our operations and capital expenditures into the second half of 2006 with our current working capital. We expect, as we have in the past, to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other product candidates and may require substantial additional capital.
Forward-Looking Statements
      This report contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms. Forward-looking statements include statements about our timelines for completing clinical trials, timelines for releasing data from clinical trials, timelines for initiating new clinical trials, expectations regarding clinical trials and regulatory processes, expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings, the sufficiency of our clinical trials in renal cell carcinoma to support a biologics license application for product approval, possible receipt of future regulatory approvals, expected cash needs, plans for sales and marketing, implementation of corporate strategy, and future financial performance. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that we may be unable to obtain the regulatory approvals necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory approvals necessary to commercialize our product candidates because the United States Food and Drug Administration (“FDA”) or other regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our ability to raise additional capital; changes in financial markets and geopolitical developments; and the solvency of counter-parties under subleases and general real estate risks. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this report, including the information set forth under the heading “Factors That May Impact Future Results.” You are cautioned not to place significant reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update these statements.

Historical Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
      Revenue: We generated $77,000 and $282,000 of research and development revenue during the three months ended September 30, 2005 and 2004, respectively. Revenues from research and development activities include revenues earned on shipments of QS-21 to our QS-21 licensees, license fees earned and, in 2004, grant revenue. The decreased in research and development revenue is attributable to a large non-recurring shipment of QS-21 during the three months ended September 30, 2004.
      Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut (“UConn”), and clinical research organizations, and, in 2004, expenses related to grant revenue. Research and development expense increased 22% to $11,995,000 for the three months ended September 30, 2005 from $9,816,000 for the three months ended September 30, 2004. The increase was primarily due to clinical trial-related costs incurred with the initiation of part II of our Oncophage renal cell carcinoma Phase 3 trial and increased fees related to the close out of our other phase 3 trials and increased payroll-related expenses for additional personnel assisting with our research and development activities. Clinical trial-related expenses increased $855,000 in comparison to the third quarter of 2004. Personnel related expenses increased $678,000 in comparison to the third quarter of 2004 due to a growth in headcount while costs related to our development programs have increased $573,000 in comparison to the third quarter of 2004 primarily due to regulatory consulting fees. Other research and development expenses increased $73,000.
      General and Administrative: General and administrative expenses consist primarily of personnel costs, office expenses, and professional fees. General and administrative expenses decreased 17% to $5,236,000 for the three months ended September 30, 2005 from $6,317,000 for the three months ended September 30, 2004. This decrease is primarily attributable to a $1,177,000 decrease in professional fees primarily related to decreased activity on legal patent and corporate matters for the three months ended September 30, 2005 as compared to the same period in 2004. This decrease is partially offset by a growth in headcount resulting in an increase of payroll related expenses of $286,000 in comparison to the third quarter of 2004. Other general and administrative expenses decreased $190,000 for the three months ended September 30, 2005 compared to the same period in 2004.
      Acquired In-Process Research and Development: Acquired in-process research and development of $2,888,000 in 2004 related to a charge for the purchase from Mojave Therapeutics Inc. (“Mojave”) of all of their intellectual property and scientific assets relating to their heat shock protein based antigen delivery system and other technologies. The total purchase price of the assets (comprised of a cash payment of $200,000 and the value of common stock issued of $2,688,000) was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and which had no alternative future uses. At the date of the acquisition, none of the purchased technologies under development by Mojave had achieved technological feasibility, and none were being sold on the market. There still remain substantial risks and significant uncertainty concerning the remaining course of technical development. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these technologies, the development projects had not established technological feasibility at the acquisition date.
      Interest Expense: Interest expense increased to $791,000 for the three months ended September 30, 2005 from $124,000 for the three months ended September 30, 2004. This increase relates primarily to interest on our 5.25% convertible senior notes due 2025 that were issued on January 25, 2005.
      Interest Income: Interest income increased to $689,000 for the three months ended September 30, 2005 from $392,000 for the same period in 2004. This increase is largely attributable to a rise in interest rates earned on our cash, cash equivalents, and short-term investments, which is partially offset by a lower average cash balance held during the third quarter of 2005 as compared to 2004. Our average interest rate increased from 1.4% for the three months ended September 30, 2004 to 3.1% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
      Revenue: We generated $282,000 and $579,000 of research and development revenue during the nine months ended September 30, 2005 and 2004, respectively. Revenues from research and development activities include revenues earned on shipments of QS-21 to our QS-21 licensees, grant revenue, and license fees earned. The decrease in research and development revenue is attributable to the expiration of a grant and to a large non-recurring shipment of QS-21 during 2004.
      Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including UConn, and clinical research organizations as well as expenses related to grant revenue. Research and development expense increased 16% to $36,845,000 for the nine months ended September 30, 2005 from $31,641,000 for the nine months ended September 30, 2004. The increase was primarily due to payroll-related expenses for additional personnel assisting with our research and development activity, costs incurred to advance our development programs, start-up costs related to part II of our Oncophage renal cell carcinoma Phase 3 trial, and one-time costs incurred due to a reduction in headcount. Payroll-related expenses increased $3,381,000 in comparison to the first nine months of 2004, including severance and related costs of $454,000. Expenses related to our research and development programs increased $1,627,000 in comparison to the first nine months of 2004 due primarily to the toxicology study performed on our new formulation of Aroplatin. Clinical trial related expenses increased $214,000 in comparison to the first nine months of 2004, as the result of the completion of enrollment in part I of our Phase 3 clinical trial in renal cell carcinoma and our Phase 3 clinical trial in metastatic melanoma during the third quarter of 2004 and the initiation of our part II phase 3 clinical trial in renal cell carcinoma. Other research and development costs decreased $18,000.
      General and Administrative: General and administrative expenses consist primarily of personnel costs, office expenses, and professional fees. General and administrative expenses increased 7% to $19,659,000 for the nine months ended September 30, 2005 from $18,439,000 for the nine months ended September 30, 2004. This increase is primarily attributable to a $636,000 increase in payroll related expenses, including severance and related costs of $79,000. Fees related to additional consulting services driven by our preparations for potential commercialization of Oncophage increased $576,000 in comparison to the nine months ended September 30, 2004. Professional fees increased $444,000 for the nine months ended September 30, 2005 over the same period in 2004 related to our compliance with the Sarbanes-Oxley Act of 2002. Facility related expenses have increased $286,000 in comparison to the third quarter of 2004 due largely to increased costs related to increased headcount. These increases were partially offset by a $387,000 decrease in our non-cash charge for options granted and earned by outside advisors, directors and employees for the nine months ended September 30, 2005 compared to the same period in 2004. Other general and administrative expenses decreased $335,000.
      Acquired In-Process Research and Development: Acquired in-process research and development of $2,888,000 in 2004 related to a charge for the purchase from Mojave of all of their intellectual property and scientific assets relating to their heat shock protein based antigen delivery system and other technologies. The total purchase price of the assets (comprised of a cash payment of $200,000 and the value of common stock issued of $2,688,000) was allocated to incomplete acquired technologies under development but not yet technologically feasible or commercialized and which had no alternative future uses. At the date of the acquisition, none of the purchased technologies under development by Mojave had achieved technological feasibility, and none were being sold on the market. There still remain substantial risks and significant uncertainty concerning the remaining course of technical development. Because of the great uncertainty associated with these issues and the remaining effort associated with development of these technologies, the development projects had not established technological feasibility at the acquisition date.

      Interest Expense: Interest expense increased to $2,194,000 for the nine months ended September 30, 2005 from $414,000 for the nine months ended September 30, 2004. This increase relates primarily to interest on our 5.25% convertible senior notes due 2025 that were issued on January 25, 2005.
      Interest Income: Interest income increased to $2,030,000 for the nine months ended September 30, 2005 from $1,053,000 for the same period in 2004. This increase is largely attributable to a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate increased from 1.2% for the nine months ended September 30, 2004 to 2.6% for the nine months ended September 30, 2005.
      Discontinued Operations: Due to the sale of our manufacturing rights for feline leukemia virus vaccine and related assets to Virbac in 2004, we have reported this portion of our business as discontinued operations in accordance with SFAS No. 144.
Severance Costs
      On June 28, 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a modest streamlining of our infrastructure. Consequently, we eliminated 26 non-critical positions. We recorded charges of $606,000 ($454,000 included in research and development expense and $152,000 included in general and administrative expense), in the quarter ended June 30, 2005, related to the elimination of these positions. The charges include $512,000 for severance and related payroll taxes, $73,000 for outplacement services, and $21,000 for accrued benefits. During the quarter ended September 30, 2005 we paid $396,000 of these expenses. Our remaining cash payment obligation of approximately $180,000 is to be paid through July 2006.
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

		Nine Months
		Ended	Year Ended December 31,
Research and	Lead	September 30,					Prior to
Development Program	Product	2005	2004	2003	2002	2001	2001	Total

Heat Shock Proteins for Cancer	Oncophage & AG-858	$29,444,000	$35,462,000	$40,052,000	$31,046,000	$23,277,000	$36,798,000	$196,079,000
Heat Shock Proteins for Infectious Diseases	AG-702/707	2,391,000	2,682,000	2,376,000	1,248,000	735,000	2,085,000	11,517,000
Liposomal Cancer Treatments*	Aroplatin	2,633,000	1,112,000	1,263,000	2,061,000	1,442,000	—	8,511,000
Other Research and Development Programs		2,377,000	2,462,000	2,573,000	3,123,000	5,805,000	2,578,000	18,918,000

Total Research and Development Expenses		$36,845,000	$41,718,000	$46,264,000	$37,478,000	$31,259,000	$41,461,000	$235,025,000

*	Prior to 2001 costs were incurred by Aronex Pharmaceuticals, a company we acquired in July 2001.
      We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses, and other overhead costs based on estimated usage by each program. Our lead product candidates are in various stages of development as described below. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced product candidate, Oncophage, is uncertain, and because AG-858, AG-702/707, and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when material cash inflows are likely to commence.

Product Development Portfolio
      Below is a table showing the clinical status of our lead product candidates under development.

Status

Product	Phase 3(a)	Phase 2	Phase 1/2

Oncophage	Renal cell carcinoma Part I(b)	Colorectal cancer(b)	Pancreatic cancer(b)
	Renal cell carcinoma Part II(c)	Non-Hodgkin’s lymphoma(b)
	Metastatic melanoma(b)	Gastric cancer(b)
Metastatic renal cell carcinoma(c)
Lung cancer(b)
Metastatic melanoma(b)
AG-858		Chronic myelogenous leukemia(a)(c)
AG-702			Genital herpes(c)
AG-707			Genital herpes(c)
Aroplatin		Colorectal cancer(b)	Solid tumors(b)
Solid tumors/NHL(c)

(a)	These are multi-center trials being conducted in the U.S. as well as internationally.

(b)	These trials are closed to enrollment.

(c)	These trials are actively enrolling patients.

Oncophage
      We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, over 700 patients have been treated with Oncophage in our various clinical trials. We have ongoing Phase 2 trials in lung cancer and metastatic renal cell carcinoma, and we have completed enrollment in part I of a Phase 3 trial for renal cell carcinoma and a Phase 3 trial for metastatic melanoma. Additionally, part II of our Phase 3 trial in renal cell carcinoma has been initiated. Because Oncophage is a novel therapeutic cancer vaccine that is personalized for each patient, meaning it is derived from the patient’s own tumor, it may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under “Factors That May Impact Future Results.”
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

      In July 2004, we held a meeting with the medical review team of the FDA for Oncophage in renal cell carcinoma. The medical review team is specifically focused on the review of issues related to patient safety, product efficacy, clinical protocols, and clinical development plans. The purpose of the meeting was to address issues surrounding the clinical development plan for product registration of Oncophage in renal cell carcinoma. The FDA expressed agreement with our overall proposed registration plan. This plan includes our using data from part I of the Phase 3 trial as part of our product registration strategy as well as conducting a second part of the trial in a similar patient population. We commenced study initiation activities for part II of this trial in February 2005. The FDA has indicated that, by itself, part I the trial is not sufficient to support a biologics license application, also known as a BLA, as they consider part II of the trial as potentially providing the definitive evidence of safety and efficacy. We intend to complete part I, perform final analysis, and review the data closely. Should the results from the first part of the trial be clearly positive in terms of clinical outcomes, we plan to submit data to the FDA and request that the agency reconsider its position regarding the use of the data from part I of the trial alone to support a BLA filing, while part II of the study is continuing. There is no assurance that we will be successful in demonstrating that Oncophage is sufficiently characterized or that the FDA will accept such a strategy.
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
      Based on current trends, we anticipate that the final analysis will begin in the first half of 2006. We continue to adjust this estimate of the timing based on our monitoring of the number of events. While this time estimate is based on our current expectations, we do not control the timing of occurrence of events in the trial, and there can be no assurance that the total number of required events will occur when predicted. If the efficacy data demonstrates a statistically significant improvement in the primary endpoint for patients treated with Oncophage, and if the FDA accepts the data from this trial as being pivotal and sufficient to support product registration, we would expect to file a BLA within six months after completing the final analysis.
      During the quarter ended September 30, 2004 we also completed enrollment of our ongoing Phase 3 trial in metastatic melanoma. Our overall manufacturing success rate for this trial was approximately 70%. During 2004 we indicated that we did not believe this trial would qualify as registrational. In October 2005, we announced preliminary survival data from this trial noting that in all randomized (intent-to-treat) stage IV M1a patients, median survival improved by more than 50 percent in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (20.9 months versus 12.8 months), which included the current array of therapies such as chemotherapeutics, biological agents and/or surgery, although this difference was not statistically significant. The M1a category of stage IV melanoma patients (a category defined by the American Joint Committee on Cancer) was prospectively stratified for this trial. Patients in this category are routinely identified in a clinical setting with distant metastases in the skin, subcutaneous tissue or distant lymph nodes. Overall, patients in the intent-to-treat Oncophage arm (M1a, b and c combined) fared similarly to those in the physician’s choice arm in terms of survival although this preliminary analysis was not statistically significant. Final analysis of this clinical trial is expected to commence during the first quarter of 2006. Based on these encouraging findings we plan to commence a Phase 3 study for the purposes of registering Oncophage in this patient group during 2006.
      We initiated a Phase 2 trial of Oncophage in lung cancer during 2004. Enrollment was completed in this trial during September 2005. We intend to initiate Phase 1/2 trials of Oncophage in combination with ATRA-IV for advanced disease in multiple tumor types. ATRA-IV is a liposomal formulation of ATRA, all-trans-retinoic acid, that can be given intravenously. ATRA is a derivative of retinol, otherwise known as vitamin A. We acquired ATRA-IV through our acquisition of Aronex Pharmaceuticals, Inc. in July 2001. Combination treatment with ATRA-IV and Oncophage may improve the overall effectiveness of both treatments.

AG-858
      In December 2002, we reported interim data from a pilot Phase 1 clinical trial conducted at the University of Connecticut School of Medicine using HSPPC-70, a purified HSP70 and its associated antigens, for the treatment of chronic myelogenous leukemia, or CML. In April 2003, we initiated a Phase 2 trial in CML combining AG-858, our HSP70 based product candidate, with Gleevec® (imatinib mesylate, Novartis) in patients with CML unresponsive to medical treatment (“refractory”) to Gleevec. In May 2004, we voluntarily placed enrollment of this study on hold to modify the cell collection procedure. The study resumed on July 24, 2004. The trial will evaluate the safety and cytogenetic response (changes in the amount of tumor cells in the patient’s blood) of this combination treatment in approximately 40 patients with chronic phase CML who are currently receiving Gleevec treatment but are cytogenetically positive. We plan to study longer duration of treatment and therefore are adding additional patients to this trial.

AG-702/707
      The first potential off-the-shelf application of our HSP technology, AG-702/707, is an investigational therapeutic vaccine program directed at the virus that causes genital herpes (herpes simplex virus type 2, or HSV-2). We initiated a proof-of principle Phase 1 trial for AG-702, a monovalent (single-antigen) vaccine and predecessor to AG-707, in the fourth quarter of 2001. AG-707 is a multivalent vaccine containing multiple HSV-2 homologous peptides. Based on the results of completed toxicology studies and other pre-clinical activities, we submitted to the FDA an investigational new drug application (“IND”) for AG-707 during the second quarter of 2005 and in October 2005, initiated a Phase 1 clinical trial of AG-707. We do not anticipate further developing AG-702 given that AG-707 should be beneficial to a larger number of patients with genital herpes.

Aroplatin
      We initiated a Phase 2 trial with Aroplatin for refractory, advanced colorectal cancer in 2002. This single-arm, open-label trial, conducted at the Arizona Cancer Center, was designed to evaluate the effect of Aroplatin alone in patients whose disease is not responsive to standard first-line cancer treatments (5-fluorouracil/leucovorin or capecitabine and irinotecan). In September 2003, the investigators presented findings from this trial at the European Cancer Conference, also known as ECCO. One out of the 15 evaluable patients demonstrated a partial clinical response and two experienced disease stabilization. Because this was a single-arm study without a comparator arm, statistical significance is not calculable. Researchers observed that Aroplatin appeared well tolerated in this pretreated patient population. This trial is closed to enrollment.
      In January 2003, we initiated at the John Wayne Cancer Center, in Santa Monica, California, a Phase 1/2 trial of Aroplatin for a variety of advanced solid tumors amenable to platinum therapy. This study is closed to enrollment.
      We have developed a new formulation of Aroplatin, and a Good Laboratory Practices toxicology study comparing the old and new formulations of Aroplatin was initiated in early January 2005 and completed during the second quarter of 2005. The results from this study and studies describing characterization of the new formulation formed the basis of an IND amendment that we submitted to the FDA during the third quarter of 2005. We initiated a Phase 1, dose-escalation trial of the reformulated Aroplatin in solid malignancies and NHL (non-Hodgkin’s Lymphoma) in October 2005.
Liquidity and Capital Resources
      We have incurred annual operating losses since inception, and, as of September 30, 2005, we had an accumulated deficit of $392,246,000. We expect to incur increasing and significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct, and we initiated part II of our Phase 3 clinical trial in renal cell carcinoma during February 2005. Since our inception, we have financed our operations primarily through the sale of equity, issuance of convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through September 30, 2005, we have raised aggregate net proceeds of $399,224,000 through the sale of equity, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20,523,000 under two credit facilities. At September 30, 2005, we had debt outstanding of approximately $55,630,000.
      We expect that we will be able to fund our capital expenditures and operations into the second half of 2006 with our current working capital. In order to fund our needs subsequently, we may need to raise substantial additional funds and may attempt to do so by: (1) out-licensing technologies or products to one or more corporate partners, (2) renegotiating license agreements with current corporate partners, (3) completing an outright sale of assets, (4) securing additional debt financing and/or (5) completing offerings of equity securities. Our ability to successfully enter into any such arrangements is uncertain and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs will require the successful commercialization of Oncophage or other product candidates and, at this time, we cannot reliably estimate if or when that will occur, and the process may require substantial additional capital as discussed above. Please see the “Forward-Looking Statements” section and the factors highlighted in the “Factors That May Impact Future Results” section.
      Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $66,006,000 over the term of the studies. Through September 30, 2005, approximately $38,467,000 has been expensed as research and development expenses in the accompanying consolidated statements of operations and $33,204,000 has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services. In addition, we have entered into sponsored research agreements related to our product candidates that require payments of approximately $9,352,000, of which $4,891,000 has been paid through September 30, 2005. The actual amounts we pay out related to these agreements, if any, will depend on a range of factors outside of our control, including the success of our pre-clinical and clinical development efforts with respect to product candidates being developed which incorporate the patents, the content and timing of decisions made by the United States Patent and Trademark Office (“USPTO”), the FDA and other regulatory authorities, the existence and scope of third party intellectual property, the reimbursement and competitive landscape around such products, and other factors affecting operating results. As we expand our clinical studies, we plan to enter into additional agreements. We anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies and expand our operations, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate partners and licensees, and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with corporate partners that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the partner on its future sales of licensed vaccines that include QS-21, which may or may not be achieved.
      Our cash, cash equivalents, and short-term investments at September 30, 2005 were $77,218,000, a decrease of $9,702,000 from December 31, 2004. During the nine months ended September 30, 2005, we used cash primarily to finance our operations, including our Oncophage clinical trials. Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $52,609,000 and $44,385,000 respectively. The increase resulted primarily from the increase in the activity to support our Oncophage clinical trials and on-going development activities. As we develop our technologies and further our clinical trial programs, we expect to increase our spending. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, market acceptance of such product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted in the “Factors That May Impact Future Results” section.
      Net cash provided by investing activities for the nine months ended September 30, 2005 was $28,962,000 as compared to net cash used in investing activities of $6,930,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we had net maturities of $29,553,000 in short-term investments compared with net purchases of $19,136,000 for the same period in 2004. Additionally, our investment in equipment, furniture and fixtures increased $184,000 to $2,627,000 for the nine months ended September 30, 2005 from $2,443,000 for the nine months ended September 30, 2004. We anticipate capital expenditures of up to $500,000 during the remainder of 2005. We also received $2,139,000 during the nine months ended September 30, 2005 from the release of restrictions on our restricted cash balance.
      Net cash provided by financing activities was $43,450,000 for the nine months ended September 30, 2005 as compared to $49,277,000 for the nine months ended September 30, 2004. Prior to 2005, our primary source of financing had been from equity sales. During the nine months ended September 30, 2005 and 2004, proceeds from our employee stock purchase plan totaled approximately $327,000 and $106,000, respectively. During the nine months ended September 30, 2004, we received net proceeds from the sale of equity and the exercise of stock options of approximately $54,334,000.
      In January 2005, we received net proceeds of approximately $48,000,000 from the issuance of our convertible senior notes. In July 2003 we entered into a $17,100,000 debt facility to finance the first phase of build-out of our Lexington facility. Through September 30, 2005, we have borrowed $17,042,000 under this facility. Specific assets, including leasehold improvements, which they finance, and a cash security deposit (restricted cash) of $2,983,000 secure the loans drawn on the credit facility. At September 30, 2005, we had a $5,484,000 debt balance under this credit facility.
      Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements which expire on December 31, 2006. GTC has an option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing whose lease expires on September 30, 2010. As a result of the PP Manufacturing lease agreement, we amended our agreement with GTC effective March 16, 2004, adjusting the leaseable square footage. In addition, we sublet part of our Texas facility to two small private companies under agreements that expire in 2008. We are contractually entitled to receive rental income of $322,000 during the three months ending December 31, 2005; $1,375,000 in 2006; $753,000 in 2007; $535,000 in 2008; $515,000 in 2009 and $386,000 thereafter. The collection of this income, however, is subject to uncertainty.
      We are currently involved in certain legal proceedings as detailed in Note F to our unaudited consolidated financial statements above. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations or liquidity. Litigation however, is subject to inherent uncertainty.
Related Parties
      As of September 30, 2005 and December 31, 2004, we had invested $2,475,000 and $2,250,000, respectively, in a limited partnership, AGTC, and have received $123,000 as a distribution from this partnership. Our total capital commitment to AGTC is $3,000,000. One of our directors, Noubar Afeyan, Ph.D., is the Chairman, Senior Managing Director, and CEO of a partnership of funds that includes the general partner of AGTC and, until its dissolution during 2004, NewcoGen Group Inc. For additional details, refer to Note F to our unaudited consolidated financial statements. Garo H. Armen, Ph.D., our

Chairman and Chief Executive Officer, was a director of NewcoGen Group Inc. until its dissolution during 2004.
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
      We currently have a QS-21 license and supply agreement with Neuralab Limited, a wholly owned subsidiary of Elan Corporation, plc, for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, is a director of Elan. For the nine months ended September 30, 2005 and 2004, no revenues were earned under this agreement and at September 30, 2005 and December 31, 2004, we had no amounts due to us under this agreement.
      In March 1995, we entered into a consulting agreement with Dr. Pramod Srivastava, our scientific founder and one of our directors. This agreement was to expire in March 2005 but was extended for an additional one-year period until March 2006. This agreement will automatically renew for additional one-year periods unless either party decides not to extend the agreement. We paid Dr. Srivastava cash bonuses of $135,000 and granted him options to purchase 120,000 shares of our common stock during each of the nine-month periods ended September 30, 2005 and 2004 for services performed in 2004 and 2003, respectively.
      In February 1998, we entered into a research agreement with the University of Connecticut Health Center to fund research in Dr. Pramod Srivastava’s laboratory at UConn. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine and one of our directors. The research agreement was amended on December 30, 2003, to extend the term to December 31, 2008 and calls for payments to UConn totaling a minimum of $6,750,000, payable quarterly at the rate of $337,500, contingent on the continuing employment of Dr. Srivastava by UConn. In return, we have an option to obtain an exclusive license to new inventions (as defined in the research agreement) subject to our payment to UConn of royalties at varying rates upon commercialization of a product utilizing technology discovered under the research agreement. In February 2005, we entered into a letter amendment agreement to pay UConn an additional one-time payment of $135,000 for additional costs associated with activities to be performed under the agreement in 2005.
      In September 2004, we entered into a $60,000 one-year service agreement with Techsoft, Inc. d.b.a Medical Systems and NG Techsoft Pvt. Ltd for data management services. Navin Gupta is the President and CEO of Techsoft, Inc. d.b.a Medical Systems, Director and Chairman of the Board of NG Techsoft Pvt Ltd and is the spouse of Renu Gupta, our Senior Vice President of Development. In March 2005 we amended this service agreement to eliminate the $60,000 limit of expenses and to provide for additional expenses of approximately $3,000 per month. In October 2005, we signed a letter of intent with TechSoft, Inc. to provide for the inclusion of additional data management services and clinical monitoring services under this service agreement for a two month period. Expenses of up to $50,000 may be incurred under the letter of intent. During the term of this letter of intent we intend to negotiate a long-term agreement covering additional services. As of September 30, 2005, approximately $19,000 due under this agreement is included in current liabilities. For the nine months ended September 30, 2005 we expensed approximately $57,000 under this agreement.
      On October 22, 2004, we executed a letter of intent with Symphony Capital LLC for a potential transaction to provide funding for certain of our research programs. Mr. Mark Kessel, one of our directors, is a managing director of Symphony Capital LLC. During February 2005, we determined not to pursue this potential transaction. During 2004, we made payments to Symphony Capital LLC of $125,000 for development planning activities. At December 31, 2004, we had accrued $159,000 due to Symphony Capital LLC. At September 30, 2005, we had no amounts due to Symphony Capital LLC. During the nine months ended September 30, 2005, $37,000 was incurred related to activities up to termination in February 2005.

Factors That May Impact Future Results
      Our future operating results could differ materially from the results described above due to the risks and uncertainties described below.
Risks Related to our Business

If we incur operating losses for longer than we expect, we may be unable to continue our operations.
      From our inception through September 30, 2005, we have generated net losses totaling approximately $392 million. Our net losses for the nine months ended September 30, 2005, and for the years ended December 31, 2004, 2003, and 2002, were approximately $56.4 million, $56.2 million, $65.9 million, and $55.9 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, and continue development of our technologies. Phase 3 clinical trials are particularly expensive to conduct, and in February 2005 we initiated part II of our Phase 3 clinical trial in renal cell carcinoma. In addition, during 2006 we plan on commencing a new phase 3 clinical trial in metastatic melanoma. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to commercialize our product candidates. If we incur operating losses for longer than we expect, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.
      On September 30, 2005, we had approximately $77.2 million in cash, cash equivalents, and short-term investments. With our current working capital we expect that we could fund our development programs, clinical trials, and other operating expenses into the second half of 2006. We plan to raise additional funds prior to that time. For the nine months ended September 30, 2005, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $6.1 million. Total capital expenditures for the nine months ended September 30, 2005 were $2.6 million, and we anticipate capital expenditures of up to $500,000 during the remainder of 2005. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. In order to finance our future operations, we will be required to raise additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our most advanced product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.
      As of September 30, 2005, our total long-term debt, excluding the current portion, was approximately $50.3 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest and, in some cases, an additional “make-whole” premium. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including the factors identified in this “Factors That May Impact Future Results” section, and other factors beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things:

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
      To date, we have had negative cash flow from operations. For the nine months ended September 30, 2005, and for the year ended December 31, 2004, net cash used in operating activities was approximately $52.6 million and $60 million, respectively. Assuming no additional interest-bearing debt is incurred and none of the notes are converted, redeemed, repurchased, or exchanged before February 1, 2012, our debt service requirements (payments of principal and interest) are $1.0 million during the three months ending December 31, 2005, $7.2 million during 2006, $2.7 million during 2007 and $2.6 million annually during 2008 and thereafter until the notes are no longer outstanding.

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
      Because the FDA has indicated that, by itself, part I of our ongoing Phase 3 clinical trial in renal cell carcinoma is not sufficient to support a BLA filing, we have expanded our clinical development plan by initiating a part II to this Phase 3 trial in a similar patient population. The FDA has agreed with this registration plan, which comprises two components — part I and part II. The FDA has told us that they consider part II of the trial as potentially providing the definitive evidence of safety and efficacy; however, we expect that part I will be accepted as part of the BLA filing. While the FDA has expressly excluded the possibility that part I of our renal cell carcinoma trial alone can support a BLA filing, we intend to complete part I, which is a large, controlled study, perform final analysis, and review the data closely. Should the results from the first part of the trial be clearly positive in terms of clinical outcomes, we plan to submit the data to the FDA and request that the agency reconsider its position regarding the use of the data from part I of the trial alone to support a BLA filing. We expect to support that position with data that may demonstrate that Oncophage used in part I of the study should be considered sufficiently characterized. We would expect to derive that data from the additional tests we performed on frozen stored portions of the product administered to patients prior to December 2003. We are currently analyzing these test results which we expect to have completed in time for any BLA filing. We believe that the FDA is unlikely to reverse its position unless part I of the trial demonstrates significant benefit to patients. We believe that demonstration of efficacy might be persuasive because (1) part I of our Phase 3 renal cell carcinoma trial is designed to show that patients being treated with Oncophage have a statistically significant benefit in terms of recurrence-free survival over patients in the observation arm, (2) Oncophage appears to have a favorable safety profile, particularly when compared with the toxicity associated with many cancer drugs, (3) part I of the trial represents the largest single randomized trial to date in this patient population, and (4) the patients with the stage of renal cell carcinoma addressed in this trial have no approved post-surgical treatment options. Other companies have submitted BLAs, and obtained approvals, based on data from non-definitive Phase 2 and Phase 3 studies while they complete confirmatory studies. We are not aware of a situation, however, in which the FDA has reconsidered its position that a clinical trial could not be considered pivotal, and therefore would not support licensure, because of its determination that the product candidate had been insufficiently characterized. However, as noted previously, we plan to attempt to demonstrate that our product candidate should be considered sufficiently characterized. There is no assurance that we will be successful in demonstrating that our product candidate is sufficiently characterized or that the FDA would accept such a strategy. The FDA usually requires prospective, rather than retrospective, testing.
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
      We have concluded enrollment in a Phase 3 trial of Oncophage in patients with metastatic melanoma and in October 2005 released preliminary survival data. We anticipate commencing final analysis of this trial in the first quarter of 2006. Due to a relatively high failure rate in vaccine manufacturing, this study will not, by itself, support a BLA filing. Even if we had not experienced the high manufacturing failure rate, the FDA has indicated that this study, like part I of our Phase 3 renal cell carcinoma study, could not, by itself, support a BLA filing because the FDA views the Oncophage administered to patients in this study prior to December 2003 as insufficiently characterized. We have not yet had any specific discussions with the FDA regarding our clinical development plan for melanoma. Accordingly, we do not know the types of studies that the FDA will require to support a BLA filing. Even if the FDA were to indicate agreement with our clinical development plan, that plan may fail to support a BLA filing for many reasons, including failure of the trials to demonstrate that Oncophage is safe and effective in this indication, failure to conduct the studies in compliance with the clinical trial protocols, or a change in the FDA’s views.

Our commercial launch of Oncophage may be delayed or prevented, which would diminish our business prospects.
      In December 2003, we announced that the Data Monitoring Committee, or DMC, had convened as scheduled for the interim analysis of part I of our Phase 3 clinical trial of Oncophage in the treatment of renal cell carcinoma. The DMC is a panel of cancer specialists who review the safety and conduct of the trial at regular intervals but are not otherwise involved in the study. The DMC has no direct relationship with the FDA but can make recommendations regarding the further conduct of the trial, and we report those recommendations to the FDA. The use of the DMC is intended to enhance patient safety and trial conduct. The DMC recommended that the trial proceed as planned and did not require that we change the number of patients required to meet the trial’s objectives. Part I of our Phase 3 renal cell carcinoma trial is designed with the intent to show that patients in the Oncophage arm demonstrate a statistically significant benefit in recurrence-free survival over the patients in the observation arm. We interpreted the recommendation by the DMC that we would not need to add patients in order to potentially achieve the study objectives as an encouraging development, indicating that the trial could demonstrate the intended efficacy outcomes without increasing the number of patients in the trial. The DMC’s recommendations do not assure either that the trial will demonstrate statistically significant results or that the trial will prove adequate to support approval of Oncophage for commercialization in the treatment of patients with renal cell carcinoma. The assessment of the interim analysis by the DMC is preliminary. The final data from the trial may not demonstrate efficacy and safety. Furthermore, data from clinical trials are subject to varying interpretations.
      Inconclusive or negative final data from part I of our Phase 3 renal cell carcinoma trial would have a significant negative impact on our prospects. If the results in any of our clinical trials are not positive, we may abandon development of Oncophage for the applicable indication.
      In October 2005 we announced preliminary survival data from our phase 3 metastatic melanoma trial noting that in all randomized (intent-to-treat) stage IV M1a patients, median survival improved by more than 50 percent in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (20.9 months versus 12.8 months), which included the current array of therapies such as chemotherapeutics, biological agents and/or surgery, although this difference was not statistically significant. The M1a category of stage IV melanoma patients (a category defined by the American Joint Committee on Cancer, or AJCC) was prospectively stratified for this trial. Patients in this category are routinely identified in a clinical setting with distant metastases in the skin, subcutaneous tissue or distant lymph nodes. Overall, patients in the intent-to-treat Oncophage arm (M1a, b and c combined) fared similarly to those in the physician’s choice arm in terms of survival, although this result was not statistically significant. The final analysis of the data from this trial may not demonstrate a statistically significant survival benefit for any cohort within the treatment arm or on an overall basis. As we have previously stated, this study will not, by itself support a BLA filing.

The regulatory approval process is uncertain, time-consuming and expensive.
      The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. Our most advanced product candidate, Oncophage, is a novel therapeutic cancer vaccine that is personalized for each patient, meaning it is derived from the patient’s own tumor. To date, the FDA has not approved any therapeutic cancer vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, including the European Medicines Agency responsible for product approvals in Europe, and Health Canada, have relatively little experience in reviewing personalized oncology therapies, and the partial clinical hold that the FDA had placed, and subsequently lifted, on our Phase 3 Oncophage clinical trials primarily related to product characterization issues partially associated with the personalized nature of Oncophage. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We also initiated communications with regulatory health authorities in other jurisdictions to discuss requirements for the approval of Oncophage in renal cell carcinoma. As of September 30, 2005, we have spent approximately 11 years and $196 million on our research and development program in heat shock proteins for cancer.
      To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular product candidate is safe and effective for the applicable disease. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of clinical trials or the ability to interpret the data from the trials; similar problems could delay or prevent us from obtaining approvals. We initiated part II of our Phase 3 trial for Oncophage in renal cell carcinoma in early 2005. Even after reviewing our protocol for this trial, the FDA and other regulatory agencies may not consider the trial to be adequate for registration and may disagree with our overall strategy to seek approval for Oncophage in renal cell carcinoma. In this event, the potential commercial launch of Oncophage would be at risk, which would likely have a materially negative impact on our ability to generate revenue and our ability to secure additional funding.
      The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile. Because we rely on third-party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third-party clinical investigators or contract research organizations are adversarial. The timing and success of our Phase 3 trials, in particular, are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. If we are unable to satisfy the FDA and other regulatory agencies with such matters, including the specific matters noted above, or our Phase 3 trials yield inconclusive or negative results, we will be required to modify or expand the scope of our Phase 3 studies or conduct additional Phase 3 studies to support BLA filings, including additional studies beyond the new part II Phase 3 trial in renal cell carcinoma and our proposed additional Phase 3 trial in melanoma. In addition, the FDA may request additional information or data that is not readily available. Delays in our ability to respond to such an FDA request would delay, and failure to adequately address all FDA concerns would prevent, our commercialization efforts.
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

Because part I and part II of our Phase 3 clinical trials in renal cell carcinoma are event driven studies, we cannot predict with certainty when final analysis will commence.
      Part I and part II of our Phase 3 trials in renal cell carcinoma are event driven trials. Therefore, final analysis of the trials will be triggered once a pre-specified number of events occur. An event is defined as a recurrence of a patient’s disease or the death of a patient before recurrence. Based on current trends, we anticipate that the final analysis will begin in the first half of 2006. We continue to adjust this estimate of the timing based on our monitoring of the number of events which have occurred to date. While this time estimate is based on our current expectations, we do not control the timing of occurrence of events in the trial, and there can be no assurance that the total number of required events will occur when predicted.

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
      Our ability to successfully develop and commercialize Oncophage or AG-858 for a particular cancer type depends on our ability to purify heat shock proteins from that type of cancer. If we experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, including our Phase 3 clinical trials, it may lower the probability of a successful analysis of the data from these trials and, ultimately, the ability to obtain FDA approval. Our overall manufacturing success rate to date for part I of our Phase 3 trial in renal cell carcinoma is 92%; for our Phase 3 trial in metastatic melanoma, it is 70%. Our inability to manufacture adequate amounts of Oncophage for approximately 30% of the patients randomized in the Oncophage treatment arm of the metastatic melanoma trial undermines the potential for the trial to meet its pre-specified clinical endpoints. To address this lower success rate for melanoma, we instituted an inhibitor process to avoid the breakdown of proteins. Subsequent to the implementation of this change, we successfully produced Oncophage for 18 of 23 patients, a success rate of approximately 78%, whereas previously we had produced Oncophage for 123 of 179 patients. The small sample size used subsequent to our process change may make the reported improvement in our manufacturing success unreliable as a predictor of future success.
      We have successfully manufactured product for 100%, 10 of 10, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 18 of 19 patients, randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our completed earlier clinical trials and our ongoing clinical trials conducted in renal cell carcinoma (including part I of our Phase 3 trial), we have been able to manufacture Oncophage from 93% of the tumors delivered to our manufacturing facility; for melanoma (including our Phase 3 trial), 78%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; and for pancreatic cancer, 46%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase 1 pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type, which was previously 30%, to 46%. We have successfully manufactured AG-858 from approximately 81% of the patient samples received.
      We may encounter problems with other types of cancer as we expand our research. If we cannot overcome these problems, the number of cancer types that our heat shock protein product candidates could treat would be limited. In addition, if we commercialize our heat shock protein product candidates, we may face claims from patients for whom we are unable to produce a vaccine.

Manufacturing problems may cause product launch delays and unanticipated costs.
      If Oncophage is approved for sale, we expect we would be required to manufacture substantially more than we have been required to manufacture for clinical and preclinical trials. We have no experience manufacturing Oncophage in commercial quantities, and we can provide no assurance that we will be able to do so successfully. We may experience higher manufacturing failure rates than we have in the past if and when we attempt to substantially increase production volume.
      Furthermore, because Oncophage is a personalized biologic, it requires product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the vaccine that result in production failures.
      In addition, we may only be able to produce Oncophage at our facility in Lexington, Massachusetts. A number of factors could cause production interruptions at this facility, including equipment malfunctions, labor problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.
      Manufacturing is also subject to extensive government regulation. Regulatory authorities must approve the facilities in which human healthcare products are produced. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products.
      If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to at least 81 issued U.S. patents and 124 foreign patents. We also have rights to at least 73 pending U.S. patent applications and 240 pending foreign patent applications. However, our patents may not protect us against our competitors. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
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
      Furthermore, a third party may claim that we are using inventions covered by such third party’s patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party substantial damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We know of patents issued to third parties relating to heat shock proteins and alleviation of symptoms of cancer, respectively. We have reviewed these patents, and we believe, as to each claim in those patents, that we either do not infringe the claim or that the claim is invalid. Moreover, patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication, including with respect to the third-party patents mentioned above, as well as a communication alleging infringement of a patent relating to certain gel-fiberglass structures. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Additionally, two of the patent applications licensed to us contain claims that are substantially the same as claims in a third-party patent relating to heat shock proteins. We have asked the United States Patent and Trademark Office to declare an interference with this third-party patent, U.S. Patent No. 6,713,608 which we believe is owned by the Science & Technology Corporation @ UNM (University of New Mexico). We believe that the invention of U.S. Patent No. 6,713,608 is the same as that of earlier-filed U.S. Patents No. 5,747,332, 6,066,716, and 6,433,141, which we believe are owned by the University of New Mexico and which were involved in a previous interference proceeding with one of those two applications. During that interference proceeding, we were awarded priority based upon our earlier effective filing date. Accordingly, we believe that the United States Patent and Trademark Office would declare an interference between our pending patent applications and this latest third-party patent and that the claims of U.S. Patent No. 6,713,608 would be deemed invalid. Although we believe that we should prevail against this third-party patent in an interference proceeding, there is no guarantee that that will be the outcome. Additionally, a third party has filed a notice of opposition to European patent EP 0750513 B, to which we hold the exclusive license. We believe this patent claims valid subject matter and intend to defend the opposition. However, there is no guarantee that this patent will be not be revoked or that we may not have to amend the claims.
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
      Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our IPO. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. To date, the plaintiffs have not asserted a specific amount of damages. We have submitted settlement papers with the Federal District Court for the Southern District of New York, which the court preliminarily approved. Regardless of the outcome, participation in a lawsuit diverts our management’s time and attention from our business and may result in requiring us to pay substantial damages.
      In addition, we are involved in other litigation and may become involved in additional litigation. Any such litigation could be expensive in terms of out-of-pocket costs and management time, and the outcome of any such litigation is uncertain.

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
      We manufacture Oncophage and AG-858 from a patient’s cancer cells, and a medical professional must inject Oncophage or AG-858 into the patient from which it was manufactured. A patient may sue us if we, a hospital, or a shipping company fails to deliver the removed cancer tissue or that patient’s Oncophage or AG-858. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases, and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage or AG-858 at a hospital poses risk of delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage or AG-858, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates. Our product liability policy provides $10 million aggregate coverage and $10 million per occurrence. This limited insurance coverage may be insufficient to fully cover us for future claims.

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

Several of these companies have products that utilize similar technologies and/or personalized medicine techniques, such as Dendreon’s Provenge, with Fast Track designation and currently in Phase 3 trials for prostate cancer, and Neuvenge in Phase 1 trials for ovarian, colorectal and breast cancer, Stressgen’s HspE7 currently in or completed Phase 2 trials in HPV-related diseases, such as internal genital warts, recurrent respiratory papillomatosis and cervical dysplasia, AVAX’s AC Vaccine therapeutic platform vaccines in clinical trials for melanoma and non small-cell lung cancer and approved for sale in Switzerland for melanoma, Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland and Israel and in a Phase 3 trial in the U.S. for colon cancer, Liponova’s Reniale, currently under review by the EMEA for renal cell carcinoma, Vical’s Allovectin with a special protocol assessment for a Phase 3 trial for metastatic melanoma, Favrile’s AutoVac currently in a Phase 2 trial for breast cancer, Genitope’s MyVax in a Phase 3 trial for NHL, and Cell Genesys’ GVAX vaccines currently in trials for prostate (Phase 3), AML (Phase 1), pancreas (Phase 2), lung cancer (Phase 2), and myeloma (Phase 1). Patents have been issued in both the U.S. and Europe related to Stressgen’s heat shock protein technology. In particular, U.S. patents 6,797,491, 6,657,055, 6,524,825, 6,495,347, 6,338,952 and 6,335,183; and European patents EP700445 and EP1002110 are issued. Additionally, many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:

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
      Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock and, as of September 30, 2005, Antigenics Holdings L.L.C. controlled approximately 24% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

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
      According to publicly filed documents, as of April 6, 2005, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2005, he would have held approximately 16% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.
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
      Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation provides for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, under our certificate of incorporation, our board of directors may issue additional shares of preferred stock and determine the terms of those shares of stock without any further action by our stockholders. Our issuance of additional preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our bylaws require advance notice of stockholder proposals and director nominations and permit only our president or a majority of the board of directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, Delaware law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Our stock has low trading volume and its public trading price has been volatile.
      Between our initial public offering on February 4, 2000 and September 30, 2005, and for the twelve months ended September 30, 2005, the closing price of our common stock has fluctuated between $4.72 and $52.63 per share and $4.72 and $11.04 per share, respectively, with an average daily trading volume for the nine months ended September 30, 2005 of approximately 330,000 shares. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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
      The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2005, we had approximately 45,591,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ National Market, although certain of the shares are subject to sales volume and other limitations.
      We have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. We have also filed a registration statement to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. As of September 30, 2005, options to purchase approximately 6,165,000 shares of our common stock with a weighted average exercise price per share of $8.95 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of September 30, 2005, warrants to purchase approximately 8,910 shares of our common stock with a weighted average exercise price per share of $54.71 were outstanding. The market price of our common stock may decrease based on the expectation of such sales. On August 12, 2004, we filed a registration statement with respect to an aggregate of $100 million of our common stock, preferred stock, and debt. That registration statement has become effective, and we may offer and sell any of those securities from time to time. On May 24, 2005, we filed a registration statement with respect to an aggregate of $50 million of 5.25% Convertible Senior Notes due 2025 and 4,645,115 shares of our common stock that would be issued upon conversion of the notes, subject to adjustment for any stock split, stock dividend, or any other event or transaction that results in an increase in the number of shares issuable upon conversion of the notes. That registration statement has become effective, and those notes and shares may be offered and sold from time to time by the selling security holders listed in the related prospectus. The market price of our common stock may decrease based on investor expectations that we will issue a substantial number of shares of common stock or securities convertible into common stock at low prices.

Because we are a relatively small company, we have been disproportionately negatively impacted by the Sarbanes-Oxley Act of 2002 and related regulations, which have increased our costs and required additional management resources.
      The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure, and compliance practices. In response to the requirements of that Act, the SEC and the NASDAQ have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards significantly increased our legal, financial, and accounting costs, which we expect to increase as we expand our operations. In addition, the requirements have taxed a significant amount of management’s and the board of directors’ time and resources. Likewise, these developments have made it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers. Because we are a relatively small company, we expect to be disproportionately negatively impacted by these changes in securities laws and regulations, which have increased our costs and required additional management resources.
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

Research and Development
      Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost as we estimate when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient. As we become aware of the actual costs, we adjust our accrual; such a change in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $36,845,000 $41,718,000, $46,264,000, and $37,478,000 for the nine months ended September 30, 2005, and the years ended December 31, 2004, 2003, and 2002, respectively.

Investments
      We classify investments in marketable securities at the time of purchase. At September 30, 2005, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, accumulated other comprehensive loss is decreased and the impairment is charged to operations.
      Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, we currently account for our investment in AGTC under the cost method and, as of September 30, 2005, we have included it in other long-term assets on the consolidated balance sheet, as more fully disclosed in Note F to our unaudited consolidated financial statements included in this report. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership of 2%. We continue to assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies had been made, (3) the post-financing valuations of those investments, (4) the level of uninvested capital held by the limited partnership, and (5) the overall trend in venture capital valuations. Based on this analysis, during the nine months ended September 30, 2005, we concluded that an other than temporary decline had not occurred and therefore no adjustment to the investment balance was made. Our investment balance aggregated $1,946,000 at September 30, 2005.

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
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, we account for stock options grants to our employees in accordance with APB Opinion No. 25 and disclose the pro forma effect of compensation expense for these stock options as if the fair value method under SFAS No. 123 had been used. SFAS No. 123R requires that companies recognize compensation expense associated with these grants of stock options in their results of operations. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires that compensation expense be recorded for all unvested stock options and restricted stock that are outstanding at the beginning of the first quarter of adoption of SFAS No. 123R and for all stock options granted thereafter. Compensation expense will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. SFAS No. 123R also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that meet certain criteria. On August 31, 2005, the FASB issued FASB Staff Position FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement 123(R). This guidance applies to equity shares, as well as stock options, and requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123R shall continue to be subject to the recognition and measurement provisions of SFAS No. 123R throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The effective date of this guidance is upon initial adoption of SFAS No. 123R. We are currently evaluating the full impact of adoption of this statement. We anticipate that implementation of SFAS No. 123R will result in material non-cash charges to our consolidated results of operations.
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
      In June 2005, the EITF reached a consensus on Issue No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF Issue No. 05-2 is used (among other purposes) to evaluate whether an issuer is required to bifurcate a conversion option, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, that is embedded in convertible debt. Bifurcation of a conversion option is not required if the conversion option would meet the requirements to be classified as equity under EITF Issue No. 00-19. We have adopted EITF Issue No. 05-2 in the third quarter of fiscal 2005, beginning July 1, 2005. The adoption of the guidance under this consensus did not have a material impact on our financial position or results of operations.
      In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. EITF Issue No. 05-6 requires that leasehold improvements acquired in a business combination or subsequent to the inception of a lease, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are acquired. We have adopted EITF Issue No. 05-6 on a prospective basis for subsequently acquired leasehold improvements in the third quarter of fiscal 2005, beginning July 1, 2005. The adoption of the guidance under this consensus did not have a material impact on our financial position or results of operations.

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
      We had cash, cash equivalents, and short-term investments at September 30, 2005 of approximately $77.2 million, which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at September 30, 2005, however, we are subject to investment risk.
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
Evaluation of disclosure controls and procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of September 30, 2005 to provide reasonable assurance that the Company can meet its disclosure obligations.
Changes in internal controls over financial reporting
      During the third quarter of 2005, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings
      Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Similar amended complaints were filed with respect to about 300 companies. In addition to the claims in the earlier complaint, the amended complaint alleged that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against

Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. In an Opinion and Order dated February 15, 2005, the Court granted preliminary approval of the settlement. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after considering insurance coverage. Accordingly, an accrual has not been recorded at September 30, 2005.
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
Date: November 4, 2005

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