Form 10-Q
period 2006-03-31
ANTIGENICS INC /DE/
filed 2006-05-12
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2006: 45,811,511 shares.

Antigenics Inc.

Quarterly Period Ended March 31, 2006

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$26,744,597	$33,216,876
Short-term investments	17,714,491	28,530,650
Accounts receivable	—	45,586
Inventories	196,825	251,053
Prepaid expenses	2,719,745	1,665,308
Restricted cash	1,268,866	2,961,266
Other current assets	288,190	291,127

Total current assets	48,932,714	66,961,866
Property and equipment, net of accumulated amortization and depreciation of $16,003,539 and $14,769,426 at March 31, 2006 and December 31, 2005, respectively	21,626,990	23,350,246
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $5,600,871 and $5,324,055 at March 31, 2006 and December 31, 2005, respectively	5,471,758	5,748,574
Restricted cash	—	21,912
Debt issuance costs, net of accumulated amortization of $277,409 and $210,686 at March 31, 2006 and December 31, 2005, respectively	1,715,333	1,782,056
Other long-term assets	3,699,820	3,713,760

Total assets	$84,018,818	$104,150,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$2,694,659	$4,125,913
Accounts payable	1,995,000	2,590,016
Accrued liabilities	9,272,723	12,291,085
Other current liabilities	897,529	138,367

Total current liabilities	14,859,911	19,145,381
Long-term debt, less current portion	—	43,823
Convertible senior notes	50,000,000	50,000,000
Other long-term liabilities	3,075,132	3,062,392
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; Series A convertible preferred stock, par value $0.01 per share; 31,620 shares designated, issued and outstanding at March 31, 2006 and December 31, 2005, respectively; liquidation value of $31,817,625 at March 31, 2006	316	316
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 45,810,870 and 45,591,216 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	458,109	455,912
Additional paid-in-capital	440,892,723	441,497,317
Deferred compensation	—	(3,074)
Accumulated other comprehensive loss	(69,992)	(88,103)
Accumulated deficit	(425,197,381)	(409,963,347)

Total stockholders’ equity	16,083,775	31,899,021

Total liabilities and stockholders’ equity	$84,018,818	$104,150,617

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$60,187	$120,363
Operating expenses:
Research and development	(8,840,523)	(11,303,812)
General and administrative	(6,274,127)	(6,800,091)

Operating loss	(15,054,463)	(17,983,540)
Other income (expense):
Interest expense	(737,573)	(617,294)
Interest income	558,002	597,558

Net loss	(15,234,034)	(18,003,276)
Dividends on series A convertible preferred stock	(197,625)	(197,625)

Net loss attributable to common stockholders	$(15,431,659)	$(18,200,901)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.34)	$(0.40)

Weighted average number of common shares outstanding, basic and diluted	45,702,369	45,562,767

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(15,234,034)	$(18,003,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,484,571	1,304,491
Non-cash stock compensation	(184,801)	(253,596)
Write-off of property and equipment	618,022	—
Changes in operating assets and liabilities:
Accounts receivable	45,586	(28,930)
Inventories	54,228	9,925
Prepaid expenses	(1,054,437)	(761,841)
Accounts payable	(595,016)	(1,902,990)
Accrued liabilities and other current liabilities	(2,885,882)	273,639
Other operating assets and liabilities	104,616	348,012

Net cash used in operating activities	(17,647,147)	(19,014,566)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	11,850,000	54,248,197
Purchases of available-for-sale securities	(1,015,729)	(56,800,359)
Investment in AGTC	(75,000)	—
Purchases of property and equipment	(35,798)	(1,126,296)
Decrease in restricted cash	1,714,312	705,588

Net cash provided by (used in) investing activities	12,437,785	(2,972,870)

Cash flows from financing activities:
Proceeds from employee stock purchases and exercise of stock options	409,785	202,153
Payments of series A convertible preferred stock dividend	(197,625)	(197,625)
Proceeds from long-term debt	—	50,000,000
Debt issuance costs	—	(1,992,742)
Payments of long-term debt	(1,475,077)	(1,416,161)

Net cash (used in) provided by financing activities	(1,262,917)	46,595,625

Net (decrease) increase in cash and cash equivalents	(6,472,279)	24,608,189
Cash and cash equivalents, beginning of period	33,216,876	15,979,714

Cash and cash equivalents, end of period	$26,744,597	$40,587,903

Supplemental cash flow information:
Cash paid for interest	$1,348,775	$95,190

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note A—Organization and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to in this Quarterly Report on Form 10-Q as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies and products to treat cancers, infectious diseases and autoimmune disorders, primarily based on immunological approaches. Our most advanced product candidate is Oncophage® (vitespen; formerly HSPPC-96), a personalized therapeutic cancer vaccine candidate that has been tested in several cancer indications, including in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma. Oncophage has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications as both monotherapy and in combination with other therapeutic agents. Our product candidate portfolio also includes (1) Aroplatin™, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid tumors and B-cell lymphoma, (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes, (3) AU-801, a novel preclinical application of our proprietary heat shock protein technology as a treatment for autoimmune disorders, and (4) QS-21, an investigational adjuvant used in numerous vaccines including, but not limited to, hepatitis, lyme disease, human immunodeficiency virus (“HIV”), influenza, cancer, and malaria. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing and administrative functions that support these activities.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its endpoints. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s Clinical Events Committee revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); both findings were not statistically significant.

Based on these results, in April 2006, we commenced the implementation of a restructuring plan that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including those stated above for Aroplatin, AG-707, and AU-801. In addition, we terminated part II of the Phase 3 renal cell carcinoma trial and our phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia. A combination study of Oncophage and ATRA-IV is also on hold pending review of the part I results. In addition, we continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties as early as 2011. To match these priorities, we eliminated 42 positions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current period’s presentation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

footnotes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006.

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

We have incurred annual operating losses since inception and, as a result, at March 31, 2006 have an accumulated deficit of $425.2 million. Our operations have been funded principally by sales of equity and convertible debt instruments. We believe that our working capital resources at March 31, 2006 are sufficient to satisfy our liquidity requirements through the first half of 2007, based on our current plans and activities. Satisfying our long-term liquidity needs may require the successful commercialization of Oncophage or other product candidates and will require additional capital.

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

Note B—Net Loss Per Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants, the series A convertible preferred stock, the 5.25% Convertible Senior Notes due 2025, and the stock issuable under our directors’ deferred compensation plan. Because we have reported a net loss attributable to common stockholders for all periods, diluted net loss attributable to common stockholders per common share is the same as basic net loss attributable to common stockholders per common share as the effect of including the outstanding stock options, stock warrants, the convertible preferred stock, the 5.25% Convertible Senior Notes due 2025, and the stock issuable under our directors’ deferred compensation plan in the calculation would have reduced the net loss per common share. Therefore, the 6,515,302 outstanding stock options, the 8,910 outstanding stock warrants, the 31,620 outstanding shares of series A convertible preferred stock, the 5.25% Convertible Senior Notes due 2025, and the 46,730 common shares issuable to our directors are not included in the calculation of diluted net loss per common share.

Note C—Inventories

Inventories are stated at the lower of cost or market. Cost has been determined using standard costs that approximate the first-in, first-out method and consist solely of finished goods at March 31, 2006 and December 31, 2005.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note D—Stock-Based Compensation

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

Since the 1995 reorganization described in Note 1 of our Annual Report on Form 10-K filed with the SEC on March 15, 2006, Founder Holdings Inc. has directly or indirectly owned a significant portion of our common stock. During 1996, Founder Holdings Inc. approved a stock option plan (the “Founder’s Plan”). In accordance with U.S. generally accepted accounting principles, the Founder’s Plan is accounted for as if it had been adopted by us and treated as a contribution to stockholders’ equity. Pursuant to the provisions of the Founder’s Plan, Founder Holdings Inc. may grant options to our officers, directors, employees, and consultants to purchase common stock of Founder Holdings Inc. The terms of the options, including exercise price and vesting period, are set at the date of grant. The options have a contractual life of ten years and may not have an exercise price less than the fair value of a share of common stock of Founder Holdings Inc. at date of grant. Options to purchase a maximum of 300 shares may be granted under the Founder’s Plan.

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

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), employees may purchase shares of common stock at a discount from fair value. There are 300,000 shares of common stock reserved for issuance under the 1999 ESPP. The 1999 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Rights to purchase common stock under the 1999 ESPP are granted at the discretion of the compensation committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering will not be less than 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The plan terminates on November 15, 2009. As of March 31, 2006, 184,218 shares of common stock have been purchased under the plan.

Effective June 11, 2003, our stockholders approved our Director’s Deferred Compensation Plan permitting each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date. There are 100,000 shares of our common stock reserved for issuance under this plan. As of March 31, 2006, no shares have been issued. The plan allows eligible directors to defer all, or a portion, of their

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

cash compensation into a cash account or a stock account. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable stock price for our common stock. The applicable price for our common stock means the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by the Nasdaq National Market. Pursuant to this plan, 46,730 units, each representing a share of our common stock at an average common stock price of $6.96, were credited to participants’ stock accounts as of March 31, 2006. The compensation charges were immaterial for the periods presented.

The total compensation related to these plans was a net credit of $185,000 and $254,000 for the three months ended March 31, 2006 and 2005, respectively.

Prior to January 1, 2006, we accounted for options granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation cost was recorded on fixed stock option grants only if the fair value of the underlying stock exceeded the exercise price of the option at the date of grant and it was recognized on a straight-line basis over the vesting period and amounted to $6,000 for the three months ended March 31, 2005.

We provided pro forma disclosure amounts in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) had been applied to our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Under this method, stock-based compensation expense for the first three months of 2006 includes compensation expense for all stock-based options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Compensation cost for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognized stock-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. The effect of adoption of the new standard in the first quarter of 2006 related to stock options was an additional non-cash expense of $952,000 ($.02 per share, basic and diluted).

Stock options granted to non-employees are accounted for based on the fair-value method of accounting in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria has effected each reporting period, until the non-employee options vested, by changes in the fair value of our common stock. The effect of these options in the first quarter of 2006 and 2005 was a non-cash credit of $251,000 and $260,000 respectively.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Certain of our options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $1.7 million was reclassified from equity to a current liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three months ended March 31, 2006, we recorded a non-cash credit of $885,000 based on the remeasurement of these options. We also reclassified an additional liability of $64,000 during the three months ended March 31, 2006 based on the vesting of certain of these options. Non-employees exercised stock options to acquire 64,612 shares of common stock at an exercise price of $1.45 during the three months ended March 31, 2006 and the total liability of $216,000 as of the exercise dates were reclassified to equity. As of March 31, 2006, stock options to acquire approximately 566,000 shares of common stock held by non-employee consultants remained unexercised.

The following table illustrates the effect on net loss attributable to common stockholders and net loss attributable to common stockholders per common share, basic and diluted, for the first quarter of 2005, had compensation cost for options granted to employees and directors and sold through our employee stock purchase plan been determined consistent with the fair value method of SFAS No. 123 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss attributable to common stockholders, as reported	$(18,201)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	32
Deduct: total stock-based employee and director compensation expense determined under the fair-value based method for all awards	(1,822)

Pro forma net loss attributable to common stockholders	$(19,991)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.40)

Pro forma	$(0.44)

In light of the new accounting guidance under SFAS No. 123R, we reevaluated our assumptions used in estimating the fair value of employee options granted. We also examined our historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified two employee populations. We used the Black-Scholes option pricing model to value the options for both of the employee populations as well as our options granted to members of our Board of Directors. The effects of applying SFAS No. 123R, for recognizing compensation cost under such pronouncement, may not be representative of the effects on our reported results of operations for future years.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The fair value of each option and employee stock purchase right granted during the periods is estimated on the date of grant with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility—options	67%	49%
Expected volatility—employee stock purchase rights	48%	36%
Expected term in years—options	5	6
Expected term in years—employee stock purchase rights	0.5	0.5
Risk-free interest rate—options	4.36%	4.39%
Risk-free interest rate—employee stock purchase rights	4.35%	2.14%
Dividend yield	0%	0%

Expected volatility is based exclusively on historical volatility data of the Company’s stock. The expected term of stock options granted is based on historical data and other factors and represents the period of time that vested stock options are expected to be outstanding prior to exercise. The risk-free rate of the stock options is based on U.S. Treasury strips with maturities that match the expected term on the date of grant.

The following table summarizes activity for options granted during the first three months of 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	5,957,084	$8.75
Granted	1,183,400	5.39
Exercised	(185,660)	1.47
Forfeited	(439,522)	6.55

Outstanding March 31, 2006	6,515,302	$8.49	6.91	$200,566

Vested or expected to vest at March 31, 2006	5,616,707	$8.79	6.58	$116,730

Exercisable at March 31, 2006	2,996,214	$10.20	4.62	$22,192

The outstanding options at December 31, 2005 exclude 47,652 options granted to outside advisors with an exercise price which was determined based on the fair value of the underlying shares of common stock beginning on the second anniversary of the grant date as the options vest; these options vested prior to December 31, 1998 with an exercise price of approximately $11.17 per share and compensation expense was charged at such time. These options expired during the quarter ended March 31, 2006.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.11 and $4.64, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options, that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the three months ended March 31, 2006, determined on the date of exercise, was $915,000.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

During the first three months of 2006, all options were granted at exercise prices equal to the fair market value of the shares of common stock on the grant date.

As of March 31, 2006, $3.2 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of 4 years.

At March 31, 2006, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $592,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility and the risk free interest rate until the outside advisor completes his or her performance under the option agreement.

During the three months ended March 31, 2006, 65,100 nonvested shares were issued with a weighted average grant date fair value of $5.13. No nonvested shares were outstanding as of January 1, 2006 and no nonvested shares were vested or forfeited during the three months ended March 31, 2006. As of March 31, 2006, there was $269,000 of unrecognized stock-based compensation expense related to these nonvested shares. That cost is expected to be recognized over a weighted-average period of 2 years.

Cash received from option exercises and purchases under the 1999 ESPP for the three months ended March 31, 2006 was $410,000. We issue new shares upon option exercises and purchases under the 1999 ESPP.

Note E—Comprehensive Loss

The following table provides the calculation of comprehensive loss for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(15,234)	$(18,003)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	18	(17)

Comprehensive loss	$(15,216)	$(18,020)

Note F—Commitments and Contingencies

On May 18, 2000, we committed $3.0 million to become a limited partner in a limited partnership called Applied Genomic Technology Capital Fund (“AGTC”), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as requested by the general partner. Through March 31, 2006, we have invested approximately $2.6 million in AGTC, including $75,000 invested during the quarter ended March 31, 2006. This investment is accounted for under the cost method, as our ownership interest is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies have been made, (3) the post-financing valuations of those investments, (4) the level of uninvested capital held by the limited partnership, and (5) overall trends in venture capital valuations. Based on these analyses, during the three months ended March 31, 2006, we concluded that an other than temporary decline had not occurred and, therefore, have not reduced the carrying value of the asset. Our investment balance aggregated $2.1 million and $2.0 million at March 31, 2006 and December 31, 2005, respectively, and is included in other long-term assets. The general partner of the limited partnership is AGTC

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Partners, L.P. The management company for AGTC is NewcoGen Group Inc., which is a wholly owned subsidiary of Flagship Ventures Management, Inc. (“Flagship”). Noubar Afeyan, Ph.D., who is one of our directors, is Managing Partner and Chief Executive Officer of Flagship. In addition, until 2004, Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, was a director of NewcoGen Group Inc.

Antigenics, Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the Court granted preliminary approval of the settlement. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after insurance. Accordingly, an accrual has not been recorded at March 31, 2006.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note G—Restructurings

In June 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure. Consequently, we eliminated 26 positions. In December 2005, we further updated our business strategy and refocused our programs and priorities, including the postponement and deceleration of a number of our projects. To match these priorities, we eliminated 65 positions. We recorded charges of $112,000 and $1,596,000 during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, related to the elimination of these positions. As of March 31, 2006, we have paid approximately $1,566,000 of these expenses. Our remaining cash payment obligation of $142,000, which is included in accrued liabilities in our condensed consolidated balance sheet at March 31, 2006, is to be paid through July 2006.

A summary of severance and related costs is as follows (in thousands):

	Liability at December 31, 2005	Charge to Operations	Amount Paid	Liability at March 31, 2006
Severance and payroll taxes	$832	$109	$(803)	$138
Outplacement	89	—	(89)	—
Other	33	3	(32)	4

Total	$954	$112	$(924)	$142

On March 24, 2006, we announced a plan to further restructure, refocusing our programs and priorities with the goal of reducing our net cash burn rate. In April 2006, we commenced the implementation of this restructuring plan and eliminated 42 positions. We estimate that we will record a charge of approximately $535,000 for costs related to this headcount reduction in the quarter ending June 30, 2006.

In addition, during the three months ended March 31, 2006, we wrote-off certain assets that were determined to not be required for our updated business strategy. This resulted in charges to each of research and development and general and administrative expenses of approximately $300,000.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have incurred significant losses since our inception. As of March 31, 2006, we had an accumulated deficit of $425.2 million. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. We expect that we will be able to fund our operations and capital expenditures through the first half of 2007 with our current working capital. We also expect, as we have in the past, to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

As part of an effort to conserve funds, on December 6, 2005, we announced that we had refocused our programs and priorities, including the postponement and deceleration of a number of our projects. To match our updated business strategy, we also reduced our workforce by approximately 30% at that time.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its endpoints. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s Clinical Events Committee (“CEC”) revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); both findings were not statistically significant.

The results of the CEC review revealed that the required number of events to conduct analysis of the recurrence-free survival endpoint was not sufficient. The analysis of the overall survival endpoint is considered an interim assessment. At this time it is unclear as to why opposing trends were observed between recurrence-free survival and overall survival. There is no readily apparent adverse safety signal associated with the vaccine that we believe is contributing to this finding. We are currently performing an in-depth analysis of data from this trial which we expect to complete in late May 2006. We will then discuss the results with the U.S. Food and Drug Administration (the “FDA”) and a panel of experts. At the conclusion of these meetings, the results will be made public, and future development plans for Oncophage as a monotherapy and in combination therapy for various cancer indications will be updated.

Based on these results, in April 2006, we implemented a restructuring plan that further refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphoma, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders. In addition, we terminated part II of the Phase 3 renal cell carcinoma trial and our phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia (“CML”). A combination study of Oncophage and ATRA-IV is also on hold pending review of the part I results. In addition, we continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties as early as 2011. To match these priorities, we eliminated an additional 42 positions in April 2006.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms. Forward-looking statements include statements about generating royalty revenue from QS-21 as early as 2011, our timelines for performing and completing research, preclinical studies and clinical trials, timelines for releasing data from clinical trials, timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials and regulatory processes, expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings, the sufficiency of our clinical trials in renal cell carcinoma to support a biologics license application for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans for restructuring and reduction of our net cash burn rate (cash used in operating activities plus cash from investing activities and debt repayments), plans for sales and marketing, implementation of corporate strategy, and future financial performance. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that we may be unable to obtain the regulatory authorization necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory review or approval necessary to commercialize our product candidates because the FDA or other regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our strategic licenses and partnering collaborations may not meet expectations; manufacturing problems may cause product development and launch delays and unanticipated costs; our ability to raise additional capital; changes in financial markets, regulatory requirements, and geopolitical developments; and the solvency of counter-parties under material agreements, subleases, and general real estate risks.

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

Oncophage® is a registered trademark of Antigenics and Aroplatin™ is a trademark of Antigenics. Gleevec® is a registered trademark of Novartis AG. All rights reserved.

Historical Results of Operations

Three Months Ended March 31, 2006 Compared To The Three Months Ended March 31, 2005

Revenue: We generated $60,000 and $120,000 of research and development revenue during the three months ended March 31, 2006 and 2005, respectively. Revenues from research and development activities include revenues earned on shipments of QS-21 to our QS-21 licensees, license fees, and grant revenue earned.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut Health Center, and clinical research organizations, as well as expenses related to grant revenue. Research and development expense decreased 22% to $8.8 million for the three months ended March 31, 2006 from $11.3 million for the three months ended March 31, 2005. The decrease was largely due to a $1.6 million reduction in payroll related expenses due mainly to the workforce reductions in June 2005 and December 2005. In addition, we recorded a non-cash credit of $791,000 relating to options held by non-employee consultants.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 8% to $6.3 million for the three months ended March 31, 2006 from $6.8 million for the three months ended March 31, 2005. This decrease is a reflection of our cost-cutting efforts. Specific cost reductions included a $202,000 reduction in payroll related expenses due mainly to the workforce reductions in June 2005 and December 2005, a reduction in educational grant spending of $210,000, and a reduction in recruiting fee spending of $178,000. These reductions were partially offset by a $606,000 non-cash expense due to the adoption of Financial Accounting Standards Board, Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”).

Interest Expense: Interest expense increased 19% to $738,000 for the three months ended March 31, 2006 from $617,000 for the three months ended March 31, 2005. This increase relates to interest on our 5.25% convertible senior notes due 2025 that were issued on January 25, 2005.

Interest Income: Interest income decreased 7% to $558,000 for the three months ended March 31, 2006 from $598,000 for the same period in 2005. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate increased from 2.02% for the three months ended March 31, 2005 to 4.17% for the three months ended March 31, 2006.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to each of our three largest research and development programs. During the first quarter of 2006, these research and development programs consisted of four product candidates, Oncophage, AG-858, AG-707, and Aroplatin, as indicated in the following table (in thousands).

Research and Development Program	Product	Three Months Ended March 31, 2006	Year Ended December 31,				Prior to 2002	Total
			2005	2004	2003	2002
Heat Shock Proteins for Cancer	Oncophage & AG-858	$7,903	$37,836	$35,462	$40,052	$31,046	$60,075	$212,374
Heat Shock Proteins for Infectious Diseases	AG-702/707	543	3,001	2,682	2,376	1,248	2,820	12,670
Liposomal Cancer Treatments*	Aroplatin	550	3,214	1,112	1,263	2,061	1,442	9,642
Other Research and Development Programs**		(155)	3,029	2,462	2,573	3,123	8,383	19,415

Total Research and Development Expenses		$8,841	$47,080	$41,718	$46,264	$37,478	$72,720	$254,101

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Includes income or expense related to stock options.

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll related expenses and other overhead costs based on estimated usage by each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced product candidate, Oncophage, is under evaluation and uncertain, because further development of AG-858 by Antigenics has been terminated, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when material cash inflows are likely to commence.

Product Development Portfolio

Below is a table showing the status of our clinical trials.

Product	Phase 3	Phase 2	Phase 1/2
Trials Currently Enrolling Patients:

AG-707			Genital herpes

Aroplatin			Solid tumors/NHL (c)

Phase 3 Trials Undergoing Analysis:

Oncophage	Renal cell carcinoma Part I (a)(b)

Metastatic melanoma (a)(b)

Trials Closed to Enrollment:

Oncophage	Renal cell carcinoma Part II (a)(d)	Colorectal cancer	Pancreatic cancer

Non-Hodgkin’s lymphoma (NHL)

Gastric cancer

Metastatic renal cell carcinoma

Lung cancer

Metastatic melanoma

Oncophage and ATRA-IV			Renal cell carcinoma (e)

AG-858		CML (a)(d)

Aroplatin		Colorectal cancer	Solid tumors

(a)	These are multicenter trials conducted in the U.S. as well as internationally.

(b)	These trials are closed to enrollment.

(c)	Utilizing a new formulation.

(d)	Trial has been terminated.

(e)	Initiation of this study is on hold pending evaluation of the renal cell carcinoma part I data.

Oncophage

We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, over 750 patients have been treated with Oncophage in our various clinical trials. We have ongoing Phase 2 trials in lung cancer and metastatic renal cell carcinoma, and we have completed enrollment in part I of a Phase 3 trial for renal cell carcinoma and a Phase 3 trial for metastatic melanoma. Because Oncophage is a novel therapeutic cancer vaccine that is personalized for each patient, meaning it is derived from the patient’s own tumor, it may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

On September 3, 2003, the FDA placed our Phase 3 Oncophage clinical trials on partial clinical hold because of inadequate data to support specifications for product purity, identity, potency and pH. With FDA consent, we continued to treat and monitor patients who were already enrolled in the trials as of that date. On October 22, 2003 we provided information in response to the FDA comments received, and on November 23, 2003, the agency lifted the partial clinical hold.

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

In July 2004, we held a meeting with the medical review team of the FDA for Oncophage in renal cell carcinoma. The medical review team is specifically focused on the review of issues related to patient safety, product efficacy, clinical protocols, and clinical development plans. The purpose of the meeting was to address issues surrounding the clinical development plan for product registration of Oncophage in renal cell carcinoma. The FDA expressed agreement with our overall proposed registration plan. This plan included our using data from part I of the Phase 3 trial as part of our product registration strategy as well as conducting a second part of the trial in a similar patient population. We commenced study initiation activities for part II of this trial in February 2005. The FDA has indicated that, by itself, part I of the trial is not sufficient to support a biologics license application, also known as a BLA, as they consider part II of the trial as potentially providing the definitive evidence of safety and efficacy.

During the quarter ended September 30, 2004, part I of our Phase 3 renal cell carcinoma trial was closed to enrollment. The protocol stipulates that analysis of this trial should occur when a pre-specified number of events occur. An event is defined as a recurrence of a patient’s renal cell carcinoma or the death of a patient prior to disease recurrence. All patients are reviewed for determination of disease recurrence, on a blinded basis and regardless of the clinical investigator’s assessment of the presence of disease recurrence, by an independent CEC comprised of expert radiologists and an expert oncologist.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its endpoints. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s CEC revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); both findings were not statistically significant.

The results of the CEC review revealed that the required number of events to conduct analysis of the recurrence-free survival endpoint was not sufficient. The analysis of the overall survival endpoint is considered an interim assessment. At this time it is unclear as to why opposing trends were observed between recurrence-free survival and overall survival. There is no readily apparent adverse safety signal associated with the vaccine that we believe is contributing to this finding. We are currently performing an in-depth analysis of data from this trial which we expect to complete in late May 2006. We will then discuss the results with the FDA and a panel of experts. At the conclusion of these meetings, the results will be made public, and future development plans for Oncophage as a monotherapy and in combination therapy for various cancer indications will be updated.

In view of these results, we terminated part II of the Phase 3 renal cell carcinoma trial. A combination study of Oncophage and ATRA-IV is also on hold pending review of the part I results.

During the quarter ended September 30, 2004, we completed enrollment of our ongoing Phase 3 trial in metastatic melanoma. Our overall manufacturing success rate for this trial was approximately 70%. During 2004 we indicated that we did not believe this trial would qualify as registrational. In October 2005, we announced preliminary survival data from this trial noting that in all randomized (intent-to-treat) stage IV M1a patients, median survival improved by more than 50 percent in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (20.9 months versus 12.8 months), which included the current array of therapies such as chemotherapeutics, biological agents and/or surgery, although this difference was not statistically significant. The M1a category of stage IV melanoma patients (a category defined by the American Joint Committee on Cancer) was prospectively stratified for in this trial. Patients in this category are routinely identified in a clinical setting with distant metastases in the skin, subcutaneous tissue or distant lymph nodes. Overall, patients in the intent-to-treat Oncophage arm (M1a, b and c combined) fared similarly to those in the physician’s choice arm in terms of survival. This preliminary analysis was not statistically significant. Final analysis of this clinical trial is expected to commence during the second quarter of 2006.

AG-858

In December 2002, we reported interim data from a pilot Phase 1 clinical trial conducted at the University of Connecticut School of Medicine using HSPPC-70, a purified HSP70 and its associated antigens, for the treatment of chronic myelogenous leukemia, or CML. In April 2003, we initiated a Phase 2 trial in CML combining AG-858, our HSP70 based product candidate, with Gleevec (imatinib mesylate, Novartis) in patients with CML unresponsive to medical treatment with Gleevec. In May 2004, we voluntarily placed enrollment of this study on hold to modify the cell collection procedure. The study resumed on July 24, 2004. Effective April 7, 2006, the study was terminated.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of March 31, 2006, we had an accumulated deficit of $425.2 million. We expect to incur increasing and significant losses over the next several years if we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity, issuance of convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through March 31, 2006, we have raised aggregate net proceeds of $399.6 million through the sale of equity, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. At March 31, 2006, we had debt outstanding of approximately $52.7 million.

We expect that we will be able to fund our operations and capital expenditures through the first half of 2007 with our current working capital. During December 2005, we implemented a series of actions to reduce our net cash burn rate (cash used in operating activities plus cash from investing activities and debt repayments), and preserve our cash. These actions included eliminating 65 positions, additional cost saving activities, and a focusing and streamlining of our research and development activities. In April 2006, we expanded our restructuring plan to further conserve funds. This additional restructuring involves temporarily discontinuing all late-stage clinical programs and concentrating on Phase 1 and preclinical programs, including Aroplatin, AG-707, and AU-801. In addition, we will continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties as early as 2011. These actions also included further reducing our current headcount to approximately 130. As a result of these actions, we anticipate that our net cash burn rate will be approximately $35 million, on an annualized basis, from July 2006 onwards, based on our current plans and activities. In order to fund our operations through 2007 and beyond, we will need to raise additional funds and may attempt to do so by: (1) out-licensing technologies or products to one or more corporate partners, (2) renegotiating license agreements with current corporate partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) completing offerings of equity securities. Our ability to successfully enter into any such arrangements is uncertain and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and, at this time, we cannot reliably estimate if or when that will occur, and will require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. Since inception we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $45.0 million over the term of the studies. Through March 31, 2006, approximately $42.2 million has been expensed as research and development expenses in the accompanying consolidated statements of operations and $38.4 million has been paid related to these clinical studies. The timing of our expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services. In addition, we have entered into sponsored research agreements related to our product candidates that require payments of approximately $9.1 million, of which $5.2 million has been paid through March 31, 2006. The actual amounts we pay out related to these agreements, if any, will depend on a range of factors outside of our control, including the success of our preclinical and clinical development efforts with respect to product candidates being developed which incorporate the patents, the content and timing of decisions made by the United States Patent and Trademark Office (“USPTO”), the FDA and other regulatory authorities, the existence and scope of third party intellectual property, the reimbursement and competitive landscape around such products, and other factors affecting operating results. We plan to enter into additional agreements and we anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate partners and licensees, and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with corporate partners that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the partner on its future sales of licensed vaccines that include QS-21, which may or may not be achieved.

Our cash, cash equivalents, and short-term investments at March 31, 2006 were $44.5 million, a decrease of $17.3 million from December 31, 2005. During the three months ended March 31, 2006, we used cash primarily to finance our operations, including our Oncophage clinical trials. Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $17.6 million and $19.0 million, respectively. The decrease resulted primarily from steps taken in June 2005, to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure and, in December 2005, to further update our business strategy and refocus our programs and priorities, including the postponement and deceleration of a number of our projects. These combined steps resulted in the elimination of 91 positions. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, market acceptance of such product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash provided by investing activities for the three months ended March 31, 2006 was $12.4 million as compared to $3.0 million used in investing activities for the three months ended March 31, 2005. During the three months ended March 31, 2006 we had net maturities of $10.8 million in short-term investments compared with net purchases of $2.6 million during the three months ended March 31, 2005. Additionally, our investment in equipment and furniture and fixtures decreased nearly $1.1 million to $36,000 for the three months ended March 31, 2006. We anticipate capital expenditures of up to $600,000 during the remainder of 2006. We also received $1.7 million during the quarter ended March 31, 2006 from the release of restrictions on our restricted cash balance compared to $706,000 during the quarter ended March 31, 2005. In addition, we made a $75,000 contribution to Applied Genomic Technology Capital Fund (“AGTC”), a limited partnership, during the three months ended March 31, 2006. No capital contributions were made by us to AGTC during the quarter ended March 31, 2005. Our remaining commitment to AGTC as of March 31, 2006 is $375,000 with contributions made as requested by the general partner.

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2006 as compared to net cash provided by financing activities of $46.6 million for the three months ended March 31, 2005. During the three months ended March 31, 2006 and 2005, exercises of stock options and proceeds from our employee stock purchase plan totaled $410,000 and $202,000, respectively. Payments of long-term debt totaled $1.5 million during the three months ended March 31, 2006, compared to $1.4 million during the three months ended March 31, 2005.

In January 2005, we received net proceeds of approximately $48.0 million from the issuance of our convertible senior notes. In July 2003 we entered into a $17.1 million debt facility to finance the first phase of build-out of our Lexington facility. Through March 31, 2006, we have borrowed $17.0 million under this facility. Specific assets, including certain leasehold improvements and a cash security deposit (restricted cash) of $1.3 million secure the loans drawn on the credit facility. At March 31, 2006, we had a $2.5 million debt balance under this credit facility.

Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (“GTC”) and we have leased related leasehold improvements and equipment under agreements which expire on December 31, 2006. GTC has an option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing, whose lease expires on September 30, 2010. As a result of the PP Manufacturing lease agreement, we amended our agreement with GTC effective March 16, 2004, adjusting the leaseable square footage. In addition, until February 2006 we sublet part of our Texas facility to two small private companies. In January 2006, we entered into a sublease for part of our New York office space with a private company under an agreement expiring in December 2006. We are contractually entitled to receive rental income of $1.2 million during the nine months ending December 31, 2006; $707,000 in 2007; $531,000 in 2008; $515,000 in 2009; and $386,000 in 2010. The collection of this income, however, is subject to uncertainty.

We are currently involved in certain legal proceedings as detailed in Note F of our notes to unaudited condensed consolidated financial statements. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations or liquidity. Litigation however, is subject to inherent uncertainty.

Related Parties

As of March 31, 2006, we had invested approximately $2.6 million in a limited partnership, AGTC, and during 2005, we received $123,000 as a distribution from this partnership. Our total capital commitment to AGTC is $3,000,000. The general partner of AGTC is AGTC Partners, L.P. The management company for AGTC is NewcoGen Group Inc., which is a wholly owned subsidiary of Flagship Venture Management, Inc. (“Flagship”). Noubar Afeyan, Ph.D., who is one of our directors, is the Managing Partner and Chief Executive Officer of Flagship. For additional details, refer to Note F of our notes to unaudited condensed consolidated financial statements. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, was a director of NewcoGen Group Inc. until 2004.

As detailed in Note D to our unaudited condensed consolidated financial statements, our predecessor company, Founder Holdings, Inc., which, indirectly, remains a significant stockholder, approved a stock option plan pursuant to which our officers, directors, employees and consultants may be granted options in the predecessor company. In accordance with U.S. generally accepted accounting principles, options granted under this plan are accounted for as compensation expense by us and treated as a contribution to stockholders’ equity.

We currently have QS-21 license and supply agreements with Neuralab Limited, a wholly owned subsidiary of Elan Corporation, plc (“Elan”), for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H.

Armen, Ph.D., our Chairman and Chief Executive Officer, is a director of Elan and is a nominal employee of a different wholly-owned subsidiary of Elan. For the three months ended March 31, 2006 and 2005, no revenues were earned under these agreements and, at March 31, 2006 and December 31, 2005, we had no amounts due to us under these agreements.

In March 1995, we entered into a consulting agreement with Dr. Pramod Srivastava, our scientific founder and one of our directors. This agreement was to expire in March 2005 but was extended for an additional one-year period through March 2006. On March 27, 2006, we entered into a new Consulting Agreement (the “Agreement”), effective March 28, 2006, with Dr. Srivastava. The Agreement with Dr. Srivastava has an initial term of five years and is automatically extended for successive terms of one year unless either party notifies the other at least 90 days prior to the expiration of the original or any extension term that this Agreement is not to be extended. The Agreement may be terminated without cause by us during its term subject to the payment of compensation for twelve months at the then current rate provided for under the Agreement. In exchange for the timely performance of services, as defined in the Agreement, Dr. Srivastava is entitled to receive compensation to be established by the Compensation Committee of the Antigenics Board of Directors. For the twelve month period ending March 31, 2007, Dr. Srivastava will receive $175,000. Dr. Srivastava is also eligible to receive an annual bonus and stock options at the discretion of the Compensation Committee of our Board of Directors.

In February 1998, we entered into a research agreement with the University of Connecticut Health Center (UConn) to fund research in Dr. Pramod Srivastava’s laboratory at UConn. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine. The research agreement was amended on December 30, 2003, to extend the term to December 31, 2008 and calls for payments to UConn totaling a minimum of approximately $6.8 million, payable quarterly at the rate of $337,500, contingent on the continuing employment of Dr. Srivastava by UConn. In return, we have an option to obtain an exclusive license to new inventions (as defined in the research agreement) subject to our payment to UConn of royalties at varying rates upon commercialization of a product utilizing technology discovered under the research agreement. In February 2005, we entered into a letter amendment agreement to pay UConn an additional one-time payment of $135,000 for additional costs associated with activities performed under the agreement in 2005.

In September 2004, we entered into a $60,000 one-year service agreement with Techsoft, Inc. d.b.a Medical Systems and NG Techsoft Pvt. Ltd. for data management services. Navin Gupta is the President and CEO of Techsoft, Inc. d.b.a Medical Systems, Director and Chairman of the Board of NG Techsoft Pvt Ltd. and is the spouse of Dr. Renu Gupta, our Senior Vice President of Development. This agreement was extended several times during 2005 to obtain additional data management and processing services and will expire in May 2006. As of March 31, 2006, $25,000 due under this agreement is included in current liabilities. For the three months ended March 31, 2006 we expensed $75,000 under this agreement.

On October 22, 2004, we executed a letter of intent with Symphony Capital LLC for a potential transaction to provide funding for certain of our research programs. Mr. Mark Kessel, one of our directors, is a managing director of Symphony Capital LLC. During February 2005, we determined not to pursue this potential transaction. During 2004, we made payments to Symphony Capital LLC of $125,000 for development planning activities. During the year ended December 31, 2005, we paid $196,000 to Symphony Capital LLC for activities up to termination in February 2005. Dr. Wood, another director, is a consultant and has a financial interest in Symphony Capital LLC.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2005 filed with the SEC on March 15, 2006. In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as our critical accounting policies:

Research and Development

Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost based on estimates of when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient. As we become aware of the actual costs, we adjust our accrual; such a change in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $8.8 million and $11.3 million for the three months ended March 31, 2006 and 2005, respectively.

Investments

We classify investments in marketable securities at the time of purchase. At March 31, 2006, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, such losses would be recorded in the consolidated statement of operations.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence are accounted for by the cost method. We currently account for our investment in AGTC under the cost method and, as of March 31, 2006, we have included it in other long-term assets on the condensed consolidated balance sheet, as more fully disclosed in Note F of our notes to unaudited condensed consolidated financial statements included in this report. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership interest of 2%. We continually assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies had been made, (3) the post-financing valuations of those investments, (4) the level of uninvested capital held by the limited partnership, and (5) the overall trend in venture capital valuations. Our investment balance aggregated $2.1 million and $2.0 million at March 31, 2006 and December 31, 2005, respectively.

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

Stock Option Accounting

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the first quarter of 2006, we recorded a net credit of $185,000 related to stock-based compensation, of which a credit of $791,000 is included in research and development expense and a charge of $606,000 is included in general and administrative expense. Stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based options granted prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In addition, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based options granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. See Note D of our notes to unaudited condensed consolidated financial statements for a further discussion on stock-based compensation.

Prior to the adoption of SFAS No. 123R, we accounted for options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation cost was recorded on fixed stock option grants only if the current fair value of the underlying stock exceeded the exercise price of the option at the date of grant. In those situations, compensation expense was recognized on a straight-line basis over the vesting period.

Stock options granted to certain non-employees have been accounted for based on the fair-value method of accounting in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria has affected each reporting period, until the non-employee options vested, by changes in the fair value of our common stock. Effective January 1, 2006, under the provisions of EITF Issue No. 00-19, the change in fair value of vested options will also effect each reporting period, until the options are exercised or expire.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note D of our notes to unaudited condensed consolidated financial statements for a further discussion on stock-based compensation.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to make capital expenditures and invest excess cash and also foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2005, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

We had cash, cash equivalents, and short-term investments at March 31, 2006 of approximately $44.5 million, which are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at March 31, 2006, however, we are subject to investment risk.

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

Item 4—Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this quarterly report to provide reasonable assurance that the Company can meet its disclosure obligations.

Changes in internal controls over financial reporting

During the first quarter of 2006, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the Court granted preliminary approval of the settlement. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after insurance. Accordingly, an accrual has not been recorded at March 31, 2006.

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

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” on page 14 of this Quarterly Report on Form 10-Q. Such factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, we may be unable to continue our operations.

From our inception through March 31, 2006, we have generated net losses totaling approximately $425.2 million. Our net losses for the three months ended March 31, 2006, and for the year ended December 31, 2005, were approximately $15.2 million and $74.1 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, and continue development of our technologies. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to enter into strategic licensing and partnering relationships and/or commercialize our product candidates. Although we implemented cost-cutting measures late in 2005 and further cost-cutting measures in April 2006, the anticipated savings may not be at the levels anticipated. If we incur operating losses for longer than we expect, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

On March 31, 2006, we had approximately $44.5 million in cash, cash equivalents, and short-term investments. With our current working capital, we expect that we can fund our planned development programs, clinical trials, and other operating expenses through the first half of 2007, based on our current plans and activities. We plan to attempt to raise additional funds prior to that time. For the three months ended March 31, 2006, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $5.9 million. Total capital expenditures for the three months ended March 31, 2006 were $36,000 and we anticipate capital expenditures of up to $600,000 during the remainder of 2006. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. In order to finance our future operations, we will be required to raise additional funds in the capital markets, through arrangements with corporate partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of March 31, 2006, our total long-term debt, excluding the current portion, was $50.0 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest and, in some cases, an additional “make-whole” premium. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section, and other factors beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things:

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

To date, we have had negative cash flow from operations. For the three months ended March 31, 2006 and for the year ended December 31, 2005, net cash used in operating activities was approximately $17.6 million and $66.3 million, respectively. Assuming no additional interest-bearing debt is incurred and none of the notes are converted, redeemed, repurchased, or exchanged before February 1, 2012, our debt service requirements (payments of principal and interest) are approximately $4.0 million during the nine months ended December 31, 2006, $2.7 million during 2007 and $2.6 million annually during 2008 and thereafter until the notes are no longer outstanding.

Because the results of part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary and secondary endpoints, this trial would not be sufficient to support a biologics license application for product approval, and we would not expect to generate product revenue from sales of Oncophage until after the completion of additional clinical studies that demonstrate the safety and efficacy of Oncophage, and the achievement of regulatory approval.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its endpoints. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s Clinical Events Committee (“CEC”) revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); both findings were not statistically significant.

The results of the CEC review revealed that the required number of events to conduct analysis of the recurrence-free survival endpoint was not sufficient. The analysis of the overall survival endpoint is considered an interim assessment. At this time it is unclear as to why opposing trends were observed between recurrence-free survival and overall survival. There is no readily apparent adverse safety signal associated with the vaccine that we believe is contributing to this finding. We are currently performing an in-depth analysis of data from this trial which we expect to complete in late May 2006. We will then discuss the results with the U.S. Food and Drug Administration (the “FDA”) and a panel of experts. At the conclusion of these meetings, the results will be made public, and future development plans for Oncophage as a monotherapy and in combination therapy for various cancer indications will be updated.

In view of these results, we terminated part II of the Phase 3 renal cell carcinoma trial. A combination study of Oncophage and ATRA-IV is also on hold pending review of the part I results.

As a result, we would not expect to generate product revenue from sales of Oncophage until after the completion of additional clinical studies that demonstrate the safety and efficacy of Oncophage, and the achievement of regulatory approval.

Because the FDA has previously told us that part I of our Phase 3 trial in renal cell carcinoma, by itself, will not be sufficient to support a biologics license application for product approval, unless the FDA changes its position, and because of the results from part I, we do not expect the results of part I alone will provide substantial evidence in support of a future biologics license application that we ultimately file with the FDA.

On September 3, 2003, the FDA placed our Phase 3 Oncophage clinical trials in renal cell carcinoma and in melanoma on partial clinical hold. The FDA’s written correspondence instituting the partial clinical hold indicated that Oncophage was not sufficiently characterized. On October 22, 2003, we submitted to the FDA additional specifications for purity, identity, potency and pH, which represent product characterization data, and on November 23, 2003, the FDA lifted the partial clinical hold. Even though the FDA lifted the partial clinical hold, the FDA informed us that, for purposes of part I of our Phase 3 trial in renal cell carcinoma and our Phase 3 trial in melanoma, Oncophage has been insufficiently characterized and that the results obtained with an insufficiently characterized product could not be used to provide efficacy data in support of a biologics license application, or BLA. The FDA deemed the Oncophage provided to patients before December 2003 to be insufficiently characterized because it had not undergone the full battery of tests required for drugs used in pivotal trials. Some of these tests, such as potency assays, were not fully developed until after September 2003. The imposition of the partial clinical hold prevented us from enrolling new patients in our Phase 3 clinical trials between September 3, 2003 and November 21, 2003. We believe that we addressed the comments the FDA raised in connection with the partial clinical hold. After the clinical hold was lifted, the FDA asked us to implement the use of potency assays to release vaccine lots for all trials of Oncophage, including our Phase 3 trials. Subsequently, we submitted, during 2004, our validation package to the FDA for the potency assays, and in May 2005 we successfully concluded discussions with the FDA. Validation of the assays refers, in general terms, to establishing the robustness and reproducibility of the assays on an ongoing basis and under various different conditions to demonstrate that the potency assays work consistently. The potency assays have been used to test product administered since December 2003, and we have performed tests on frozen stored portions of product administered to patients prior to December 2003. We are currently reviewing these test results. This data will be submitted to FDA as part of any BLA filing for Oncophage. We believe we have addressed all product characterization issues raised by the FDA to date.

Because the FDA indicated that, by itself, part I of our Phase 3 clinical trial in renal cell carcinoma was not sufficient to support a BLA filing, we expanded our clinical development plan by initiating a part II to this Phase 3 trial in a similar patient population. The FDA agreed with this registration plan, which was comprised of two components—part I and part II.

On March 24, 2006, we announced top-line results from part I of our Phase 3 renal cell carcinoma trial. The analysis was triggered based on the number of events reported by study investigators. However, an independent review by the trial’s CEC revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); both findings were not statistically significant.

The results of the CEC review revealed that the required number of events to conduct analysis of the recurrence-free survival endpoint was not sufficient. The analysis of the overall survival endpoint is considered an interim assessment. At this time it is unclear as to why opposing trends were observed between recurrence-free survival and overall survival. There is no readily apparent adverse safety signal associated with the vaccine that we believe is contributing to this finding. We are currently performing an in-depth analysis of data from this trial which we expect to complete in late May 2006. We will then discuss the results with the FDA and a panel of experts. At the conclusion of these meetings, the results will be made public, and future development plans for Oncophage as a monotherapy and in combination therapy for various cancer indications will be updated.

In view of these results, we have further refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentrating on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphoma, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders. In addition, we terminated part II of the Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of CML. A combination study of Oncophage and ATRA-IV is also on hold pending review of the part I results. In addition, we will continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties as early as 2011.

However, we may not be able to secure additional financing to continue our clinical trials. If we cannot secure additional financing, we may become insolvent.

Because we expect additional Phase 3 clinical trials of Oncophage in the treatment of melanoma will be required prior to submitting a BLA for this indication, we will not commercialize Oncophage in this indication for several years, if ever.

We have concluded enrollment in a Phase 3 trial of Oncophage in patients with metastatic melanoma and in October 2005 released preliminary survival data. Final analysis of this clinical trial is expected to commence during the second quarter of 2006. Due to a relatively high failure rate in vaccine manufacturing, this study will not, by itself, support a BLA filing. Even if we had not experienced the high manufacturing failure rate, the FDA has indicated that this study, like part I of our Phase 3 renal cell carcinoma study, could not, by itself, support a BLA filing because the FDA views the Oncophage administered to patients in this study prior to December 2003 as insufficiently characterized. We have not yet had any specific discussions with the FDA regarding our clinical development plan for melanoma. Accordingly, we do not know the types of studies that the FDA will require to support a BLA filing. Even if the FDA were to indicate agreement with our clinical development plan, that plan may fail to support a BLA filing for many reasons, including failure of the trials to demonstrate that Oncophage is safe and effective in this indication, failure to conduct the studies in compliance with the clinical trial protocols, or a change in the FDA’s views.

We expect our commercial launch of Oncophage to be delayed, and it may be prevented, which would diminish our business prospects.

On March 24, 2006, we announced top-line results from part I of our Phase 3 renal cell carcinoma trial. The analysis was triggered based on the number of events reported by study investigators. However, an independent review by the trial’s CEC revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); both findings were not statistically significant.

The results of the CEC review revealed that the required number of events to conduct analysis of the recurrence-free survival endpoint was not met. The analysis of the overall survival endpoint is considered an interim assessment. At this time it is unclear as to why opposing trends were observed between recurrence-free survival and overall survival. There is no readily apparent adverse safety signal associated with the vaccine that we believe is contributing to this finding. We are currently performing an in-depth analysis of data from this trial which we expect to complete in late May 2006. We will then discuss the results with the FDA and a panel of experts. At the conclusion of these meetings, the results will be made public, and future development plans for Oncophage as a monotherapy and in combination therapy for various cancer indications will be updated.

In view of these results, we terminated part II of the Phase 3 renal cell carcinoma trial. A combination study of Oncophage and ATRA-IV is also on hold pending review of the part I results.

The final data from the trial are not expected to demonstrate efficacy and safety. Inconclusive or negative data from part I of our Phase 3 renal cell carcinoma trial would have a significant negative impact on our prospects. If the results in any of our clinical trials are not positive, we may abandon development of Oncophage for the applicable indication. As a result, additional clinical studies that demonstrate the safety and efficacy of Oncophage will be required to file a BLA for the marketing approval of Oncophage.

In October 2005 we announced preliminary survival data from our Phase 3 metastatic melanoma trial noting that in all randomized (intent-to-treat) stage IV M1a patients, median survival improved by more than 50 percent in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (20.9 months versus 12.8 months), which included the current array of therapies such as chemotherapeutics, biological agents and/or surgery, although this difference was not statistically significant. The M1a category of stage IV melanoma patients (a category defined by the American Joint Committee on Cancer, or AJCC) was prospectively stratified for in this trial. Patients in this category are routinely identified in a clinical setting with distant metastases in the skin, subcutaneous tissue or distant lymph nodes. Overall, patients in the intent-to-treat Oncophage arm (M1a, b and c combined) fared similarly to those in the physician’s choice arm in terms of survival. This preliminary analysis was not statistically significant. Final analysis of this clinical trial is expected to commence during the second quarter of 2006. The final analysis of the data from this trial may not demonstrate a statistically significant survival benefit for any cohort within the treatment arm or on an overall basis. As we have previously stated, this study will not, by itself support a BLA filing.

The drug development and approval process is uncertain, time-consuming and expensive.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is also a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful.

Oncophage, is a novel therapeutic cancer vaccine that is personalized for each patient, meaning it is derived from the patient’s own tumor. To date, the FDA has not approved any therapeutic cancer vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, including the European Medicines Agency responsible for product approvals in Europe, and Health Canada responsible for product approvals in Canada, have relatively little experience in reviewing personalized oncology therapies, and the partial clinical hold that the FDA had placed, and subsequently lifted, on our Phase 3 Oncophage clinical trials primarily related to product characterization issues partially associated with the personalized nature of Oncophage. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We have also initiated communications with regulatory health authorities in other jurisdictions to discuss requirements for the approval of Oncophage in renal cell carcinoma. As of March 31, 2006, we have spent approximately 11 years and $212.4 million on our research and development program in heat shock proteins for cancer.

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

We may not complete our planned preclinical studies or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our product candidates. The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile. Because we rely on third-party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third-party clinical investigators or contract research organizations are adversarial. The timing and success of our clinical trials, in particular, are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. If we are unable to satisfy the FDA and other regulatory agencies with such matters, including the specific matters noted above, or our clinical trials yield inconclusive or negative results, we will be required to modify or expand the scope of our clinical studies or conduct additional studies to support BLA filings. In addition, the FDA may request additional information or data that is not readily available. Delays in our ability to respond to such an FDA request would delay, and failure to adequately address all FDA concerns would prevent, our commercialization efforts.

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

Even if we do receive regulatory approval for our product candidates, the FDA or international regulatory authorities will impose limitations on the indicated uses for which our products may be marketed or subsequently withdraw approval, or may take other actions against us or our products adverse to our business.

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

We have encountered in the past, and may encounter in the future, delays in initiating trial sites and in enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approvals. If we fail to enroll sufficient numbers of patients in clinical trials, the trials may fail to demonstrate the efficacy of a product candidate at a statistically significant level. While such trials may help support our efforts to obtain marketing approval, they generally would not, by themselves, be sufficient for obtaining approval. In our cancer trials, enrollment difficulties may arise due to many factors, including the novel nature of our product candidates such as Oncophage, the identification of patients’ meeting the specific criteria for inclusion in our trials, the speed by which participating clinical trial sites review our protocol and allow enrollment, and any delay in contract negotiations between us and the participating clinical trial sites. In addition, we may encounter problems in our clinical trials due to increased pharmaceutical industry demand for clinical trial patients as well as limited patient availability due to the advanced disease state of the target patient population. Even if our patient enrollment is adequate, patients may die during a clinical trial if their disease is too advanced or because they experience problems that may be unrelated to the product candidate. A high dropout rate in a trial may undermine the ability to gain statistically significant data from the study.

Because our clinical trials may be event-driven studies, we cannot predict with certainty when data analysis will commence.

Part I of our Phase 3 trial in renal cell carcinoma was event-driven. During the quarter ended September 30, 2004, part I of our Phase 3 renal cell carcinoma trial was closed to enrollment. The protocol stipulated that analysis of this trial should occur when a pre-specified number of events occur. An event is defined as a recurrence of a patient’s renal cell carcinoma or the death of a patient prior to disease recurrence. All patients were reviewed for determination of disease recurrence, on a blinded basis and regardless of the clinical investigator’s assessment of the presence of disease recurrence, by an independent CEC comprised of expert radiologists and an expert oncologist. The results of the CEC review revealed that the required number of events to conduct analysis of the recurrence-free survival endpoint was not met. The analysis of the overall survival endpoint is considered an interim assessment.

No assurance can be provided that the actual CEC determined events in future analyses of survival or in other studies will be sufficient to have met the pre-specified number of events to trigger an analysis under the applicable protocol.

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

We may need to successfully address a number of technological challenges in order to complete development of our product candidates. Moreover, these product candidates may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

Failure to enter into significant collaboration agreements may hinder our efforts to develop and commercialize Oncophage and will increase our need to rely on sales of securities to fund our operations.

We have been engaged in efforts to partner Oncophage, with a pharmaceutical or larger biotechnology company to assist us with global development and commercialization. While we have been pursuing these business development efforts for several years, we have not negotiated a definitive agreement relating to the potential commercialization of Oncophage. Following the announcement in March 2006 that the results of part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary and secondary endpoints, many larger companies may be unwilling to commit to a substantial agreement prior to receipt of additional clinical data. In the absence of such data, potential partners may demand economic terms that are unfavorable to us. Even if Oncophage generates favorable clinical data over the next several years, we may not be able to negotiate a transaction that provides us with favorable economic terms. While some other biotechnology companies have negotiated large collaborations, we may not be able to negotiate any agreements with terms that replicate the terms negotiated by those other companies. We may not, for example, obtain significant upfront payments or substantial royalty rates. Some larger companies are skeptical of the commercial potential and profitability of a personalized product candidate like Oncophage. If we fail to enter into such collaboration agreements, our efforts to develop and commercialize Oncophage may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on sales of additional securities to fund our operations. Sales of additional equity securities may substantially dilute the ownership of existing stockholders.

We may not receive significant payments from collaborators due to unsuccessful results in existing collaborations or failure to enter into future collaborations.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research and preclinical and clinical testing. Our collaborations involving QS-21, for example, depend on our licensees successfully completing clinical trials and obtaining regulatory approvals. These activities frequently fail to produce marketable products. For example, in March 2002, Elan Corporation, plc and Wyeth-Ayerst Laboratories announced a decision to cease dosing patients in their Phase 2A clinical trial of their AN-1792 Alzheimer’s vaccine containing our QS-21 adjuvant after several patients experienced clinical signs consistent with inflammation in the central nervous system. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of collaborative agreements, we will not completely control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing the programs or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. As a result of these factors, our strategic collaborations may not yield revenue. In addition, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities.

If we are unable to purify heat shock proteins from some cancer types, we may have difficulty successfully initiating clinical trials in new indications or completing our clinical trials and, even if we do successfully complete our clinical trials, the size of our potential market could decrease.

Our ability to successfully develop and commercialize Oncophage for a particular cancer type depends on our ability to purify heat shock proteins from that type of cancer. If we experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, it may lower the probability of a successful analysis of the data from these trials and, ultimately, the ability to obtain FDA approval. Our overall manufacturing success rate for part I of our Phase 3 trial in renal cell carcinoma was 92%; for our Phase 3 trial in metastatic melanoma, it was 70%. Our inability to manufacture adequate amounts of Oncophage for approximately 30% of the patients randomized in the Oncophage treatment arm of the metastatic melanoma trial undermined the potential for the trial to meet its pre-specified clinical endpoints. To address this lower success rate for melanoma, we instituted an inhibitor process to avoid the breakdown of proteins. Subsequent to the implementation of this change, we successfully produced Oncophage for 18 of 23 patients, a success rate of approximately 78%, whereas previously we had produced Oncophage for 123 of 179 patients. The small sample size used subsequent to our process change may make the reported improvement in our manufacturing success unreliable as a predictor of future success.

We have successfully manufactured product for 100%, 10 of 10, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 21 of 22 patients, randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our completed clinical trials to date, we have been able to manufacture Oncophage from 87% of the tumors delivered to our manufacturing facility; for melanoma (including our Phase 3 trial), 78%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; and for pancreatic cancer, 46%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase 1 pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type, which was previously 30%, to 46%.

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

If one of our product candidates or our licensees’ product candidates for which we hold manufacturing rights nears marketing approval or is approved for sale, we expect we would be required to manufacture substantially more than we have been required to manufacture for clinical and preclinical trials. We have no experience manufacturing products in commercial quantities, and we can provide no assurance that we will be able to do so successfully. We may experience higher manufacturing failure rates than we have in the past if and when we attempt to substantially increase production volume.

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

We are only beginning to plan and develop clinical or commercial-scale manufacturing capabilities for our product candidates other than Oncophage and AG-707. In order to continue to develop our other product candidates, apply for regulatory approvals and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely and expect to continue to rely, upon other third parties, potentially including our collaborators, to produce materials required for preclinical studies and clinical trials and for these product candidates. A number of factors could cause production interruptions at our manufacturing facility or our contract manufacturers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers.

There are a limited number of contract manufacturers that operate under the FDA’s good manufacturing practices regulations capable of manufacturing our product candidates other than Oncophage. If we are unable to arrange for third-party manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or commercialize them.

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

We may in the future elect to manufacture some of our product candidates other than Oncophage and AG-707 in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to at least 81 issued U.S. patents and 124 foreign patents. We also have rights to at least 53 pending U.S. patent applications and 207 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Dr. Srivastava is not an employee of Antigenics and has other professional commitments. We sponsor research in Dr. Srivastava’s laboratory at the University of Connecticut Health Center in exchange for the right to license discoveries made in that laboratory with our funding. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine. The regulations and policies of the University of Connecticut Health Center govern the relationship between a faculty member and a commercial enterprise. These regulations and policies prohibit Dr. Srivastava from becoming our employee. Furthermore, the University of Connecticut may modify these regulations and policies in the future to further limit Dr. Srivastava’s relationship with us. Dr. Srivastava has a consulting agreement with Antigenics, which includes financial incentives for him to remain associated with us, but these may not prove sufficient to prevent him from severing his relationship with

Antigenics, even during the time covered by the consulting agreement. The consulting agreement terminates in March 2011. In addition, this agreement does not restrict Dr. Srivastava’s ability to compete against us after his association with Antigenics is terminated. If Dr. Srivastava were to terminate his affiliation with us or devote less effort to advancing our technologies, we may not have access to future discoveries that could advance our technologies.

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

We may face litigation that could result in substantial damages and may divert management’s time and attention from our business.

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering (“IPO”) have been named as defendants in a federal civil class action lawsuit. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our IPO. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. To date, the plaintiffs have not asserted a specific amount of damages. We have submitted settlement papers with the Federal District Court for the Southern District of New York, which the court preliminarily approved. Regardless of the outcome, participation in a lawsuit diverts our management’s time and attention from our business and may result in requiring us to pay damages.

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

We manufacture Oncophage from a patient’s cancer cells, and a medical professional must inject Oncophage into the patient from which it was manufactured. A patient may sue us if we, a hospital, or a shipping company fails to deliver the removed cancer tissue or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases, and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage at a hospital poses risk of delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates. Our product liability policy provides $10 million aggregate coverage and $10 million per occurrence. This limited insurance coverage may be insufficient to fully cover us for future claims.

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

More specifically, if we receive regulatory approvals, some of our product candidates will compete with FDA-approved therapies such as interleukin-2 and interferon-alpha for renal cell carcinoma and melanoma, which have generated substantial sales over a number of years. Other product candidates, such as Aroplatin, may compete with existing approved chemotherapies or other chemotherapies that are in development. In addition, prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate. For example, with the recent approval by the FDA of sorafenib tablets and sunitinib for the treatment of patients with advanced renal cell carcinoma, or kidney cancer, fewer patients may be available for our clinical trials.

Risks Related to our Common Stock

Our officers and directors may be able to block proposals for a change in control.

Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock and, as of March 31, 2006, Antigenics Holdings L.L.C. controlled approximately 24% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

Certain of our directors and officers, including our Chief Executive Officer, directly and indirectly own approximately 70% of Antigenics Holdings L.L.C. and, if they elect to act together, can control Antigenics Holdings L.L.C. In addition, several of our directors and officers directly and indirectly own approximately 5% of our outstanding common stock.

A single, otherwise unaffiliated, stockholder holds a substantial percentage of our outstanding capital stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on March 31, 2006, he would have held approximately 16% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings L.L.C. control approximately 36% of our outstanding common stock as of March 31, 2006, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined percentage would increase to 39%. Additional purchases of our common stock by Mr. Kelley also would increase both his own percentage of outstanding voting rights and the percentage combined with Antigenics Holdings L.L.C. (Mr. Kelley’s shares of preferred stock do not carry voting rights; the common stock issuable upon conversion, however, carries the same voting rights as other shares of common stock.)

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

Between our initial public offering on February 4, 2000 and March 31, 2006 and for the twelve months ended March 31, 2006, the closing price of our common stock has fluctuated between $2.50 and $52.63 per share and $2.50 and $7.35 per share, respectively, with an average daily trading volume for the three months ended March 31, 2006 of approximately 632,000 shares. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our clinical trials;

•	announcements of decisions made by public officials;

•	results of our preclinical and clinical trials;

•	announcements of technological innovations or new commercial products by our competitors;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development by us or by our competitors;

•	regulatory developments; and

•	quarterly fluctuations in our financial results.

The sale of a significant number of shares could cause the market price of our stock to decline.

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2006, we had approximately 45,811,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations.

We have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. We have also filed a registration statement to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. As of March 31, 2006, options to purchase approximately 6,515,000 shares of our common stock with a weighted average exercise price per share of $8.49 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of March 31, 2006, warrants to purchase approximately 8,910 shares of our common stock with a weighted average exercise price per share of $54.71 were outstanding. The market price of our common stock may decrease based on the expectation of such sales. On August 12, 2004, we filed a registration statement with respect to an aggregate of $100 million of our common stock, preferred stock, and debt. That registration statement has become effective, and we may offer and sell any of those securities from time to time. On May 24, 2005, we filed a registration statement with respect to an aggregate of $50 million of 5.25% Convertible Senior Notes due 2025 and 4,645,115 shares of our common stock that would be issued upon conversion of the notes, subject to adjustment for any stock split, stock dividend, or any other event or transaction that results in an increase in the number of shares issuable upon conversion of the notes. That registration statement has become effective, and those notes and shares may be offered and sold from time to time by the selling security holders listed in the related prospectus. The market price of our common stock may decrease based on investor expectations that we will issue a substantial number of shares of common stock or securities convertible into common stock at low prices.

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

Item 6—Exhibits

The Exhibits listed in the Exhibit Index are included in this Report.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D.
Chairman and Chief Executive Officer

/s/ PETER THORNTON
Peter Thornton
Chief Financial Officer

Date: May 12, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

10.1	Third Amendment to Lease of Premises at 630 Fifth Avenue, New York, New York dated as of March 23, 2001 from RCPI Trust to Antigenics Inc. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.