Form 10-Q
period 2006-09-30
ANTIGENICS INC /DE/
filed 2006-11-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Number of shares outstanding of the registrant’s Common Stock as of November 1, 2006: 45,844,392 shares.

Antigenics Inc.

Quarterly Period Ended September 30, 2006

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$15,514,762	$33,216,876
Short-term investments	8,873,984	28,530,650
Accounts receivable	121,772	45,586
Inventories	218,002	251,053
Prepaid expenses	1,820,958	1,665,308
Restricted cash	168,946	2,961,266
Other current assets	432,433	291,127

Total current assets	27,150,857	66,961,866
Property and equipment, net of accumulated amortization and depreciation of $18,020,757 and $14,769,426 at September 30, 2006 and December 31, 2005, respectively	19,512,188	23,350,246
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $6,154,502 and $5,324,055 at September 30, 2006 and December 31, 2005, respectively	4,918,127	5,748,574
Restricted cash	—	21,912
Debt issuance costs, net of accumulated amortization of $402,303 and $210,686 at September 30, 2006 and December 31, 2005, respectively	1,590,439	1,782,056
Other long-term assets	3,934,896	3,713,760

Total assets	$59,678,710	$104,150,617

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current portion, long-term debt	$359,000	$4,125,913
Accounts payable	2,209,261	2,590,016
Accrued liabilities	7,909,824	12,291,085
Other current liabilities	346,323	138,367

Total current liabilities	10,824,408	19,145,381
Long-term debt, less current portion	—	43,823
Convertible senior notes	50,000,000	50,000,000
Deferred revenue	3,075,656	173,890
Other long-term liabilities	2,753,422	2,888,502
Commitments and contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized; Series A convertible preferred stock, par value $0.01 per share; 31,620 shares designated, issued and outstanding at September 30, 2006 and December 31, 2005, respectively; liquidation value of $31,817,625 at September 30, 2006 and December 31, 2005, respectively	316	316
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 45,843,751and 45,591,216 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	458,438	455,912
Additional paid-in-capital	442,901,646	441,497,317
Deferred compensation	—	(3,074)
Accumulated other comprehensive loss	(27,915)	(88,103)
Accumulated deficit	(450,307,261)	(409,963,347)

Total stockholders’ (deficit) equity	(6,974,776)	31,899,021

Total liabilities and stockholders’ (deficit) equity	$59,678,710	$104,150,617

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$216,462	$76,533	$372,399	$281,585
Operating expenses:
Research and development	(6,251,777)	(11,994,904)	(22,627,949)	(36,391,143)
General and administrative	(4,740,556)	(5,236,304)	(16,023,075)	(19,507,382)
Restructuring costs	—	—	(1,374,293)	(606,178)

Operating loss	(10,775,871)	(17,154,675)	(39,652,918)	(56,223,118)
Other income (expense):
Non-operating income	120,000	1,000	140,528	1,000
Interest expense	(747,435)	(790,611)	(2,222,671)	(2,193,780)
Interest income	381,865	689,361	1,391,147	2,029,684

Net loss	(11,021,441)	(17,254,925)	(40,343,914)	(56,386,214)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(592,875)	(592,875)

Net loss attributable to common stockholders	$(11,219,066)	$(17,452,550)	$(40,936,789)	$(56,979,089)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.24)	$(0.38)	$(0.89)	$(1.25)

Weighted average number of common shares outstanding, basic and diluted	45,847,666	45,590,920	45,789,401	45,572,669

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(40,343,914)	$(56,386,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,252,042	4,146,592
Non-cash stock compensation	1,762,868	(42,088)
Write-off of property and equipment	645,819	—
Loss on sale of assets	37,900	—
Changes in operating assets and liabilities:
Accounts receivable	(76,186)	75,631
Inventories	33,051	(33,931)
Prepaid expenses	(155,650)	(205,932)
Accounts payable	(380,755)	(1,184,675)
Accrued liabilities and other current liabilities	(4,402,669)	422,496
Other operating assets and liabilities	2,689,244	599,079

Net cash used in operating activities	(35,938,250)	(52,609,042)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	21,050,000	118,987,815
Purchases of available-for-sale securities	(1,333,146)	(89,434,904)
Investment in AGTC	(285,000)	(225,000)
Distribution from AGTC	—	123,169
Proceeds from sale of property and equipment	33,257	—
Purchases of property and equipment	(108,895)	(2,627,180)
Decrease in restricted cash	2,814,232	2,138,505

Net cash provided by investing activities	22,170,448	28,962,405

Cash flows from financing activities:
Proceeds from employee stock purchases and exercise of stock options	469,300	327,296
Payments of series A convertible preferred stock dividend	(592,875)	(592,875)
Proceeds from long-term debt	—	50,000,000
Debt issuance costs	—	(1,992,742)
Repayments of long-term debt	(3,810,737)	(4,292,144)

Net cash (used in) provided by financing activities	(3,934,312)	43,449,535

Net (decrease) increase in cash and cash equivalents	(17,702,114)	19,802,898
Cash and cash equivalents, beginning of period	33,216,876	15,979,714

Cash and cash equivalents, end of period	$15,514,762	$35,782,612

Supplemental cash flow information:
Cash paid for interest	$2,689,264	$1,599,340

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note A — Organization and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to in this Quarterly Report on Form 10-Q as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies and products to treat cancers, infectious diseases, and autoimmune disorders, primarily based on immunological approaches. Our most advanced product candidate is Oncophage® (vitespen; formerly HSPPC-96), a personalized therapeutic cancer vaccine candidate that has been tested in several cancer indications, including in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma. Oncophage has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications as both monotherapy and in combination with other therapeutic agents. Our product candidate portfolio also includes (1) Aroplatin™ chemotherapeutic, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid tumors and B-cell lymphoma, (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes, and (3) QS-21 Stimulon® adjuvant (“QS-21”), an investigational adjuvant used in numerous vaccines under development including, but not limited to, vaccines for hepatitis, lyme disease, human immunodeficiency virus (“HIV”), influenza, cancer, and malaria. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.

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

Based on these results, in April 2006, we commenced the implementation of a restructuring plan that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including those stated above for Aroplatin and AG-707, and AU-801, a novel preclinical application of our proprietary heat shock protein technology as a treatment for autoimmune disorders. In addition, we terminated part II of the Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia. A combination study of Oncophage and ATRA-IV is also on hold. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties as early as 2010. To match these priorities, we eliminated 42 positions. In September 2006, we temporarily discontinued activities related to AU-801.

On June 5, 2006, we announced the updated results from our Phase 3 trial of Oncophage in metastatic melanoma and on June 7, 2006, we announced the results of an in-depth analysis of the data from part I of our Phase 3 trial of Oncophage in renal cell carcinoma. Based on these results, we decided to continue to collect survival data for our Phase 3 trial of Oncophage in renal cell carcinoma before making a decision regarding future pivotal clinical trials or seeking registration of Oncophage.

On October 30, 2006 we sold $25 million of convertible senior secured notes (“2006 Notes”) to a group of accredited investors (“Investors”), the proceeds of which have been received. These 2006 Notes are convertible into our common stock at $3.50 per share at the option of the Investors. Alternatively, the 2006 Notes can be converted into a 30% interest in one of our wholly-owned subsidiaries holding QS-21 and AG-707. The 2006 Notes bear interest at 8% payable semiannually on December 30 and June 30 in cash or in additional notes at our option and mature on August 30, 2011. For further information, refer to Note J to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our consolidated financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current period’s presentation. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006.

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

We have incurred annual operating losses since inception and, as a result, at September 30, 2006 we have an accumulated deficit of $450.3 million. Our operations have been funded principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2006, along with the proceeds received from our 2006 Notes and the estimated proceeds from license, supply and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. Satisfying our long-term liquidity needs may require the successful development and commercialization of product candidates and will require additional capital.

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

Note B — Net Loss Per Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding and common shares issuable under our directors’ deferred compensation plan. Diluted EPS is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants, the series A convertible preferred stock, and the 5.25% Convertible Senior Notes due 2025. Because we have reported a net loss attributable to common stockholders for all periods, diluted EPS is the same as basic EPS as the effect of including the outstanding stock options, stock warrants, the convertible preferred stock, and the 5.25% Convertible Senior Notes due 2025 in the calculation would have reduced the net loss per common share. Therefore, the 6,743,000 outstanding stock options, the 8,910 outstanding stock warrants, the 31,620 outstanding shares of series A convertible preferred stock, and the 5.25% Convertible Senior Notes due 2025 are not included in the calculation of diluted net loss per common share.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	September 30, 2006	December 31, 2005
Work in process	$203	$—
Finished goods	15	251

	$218	$251

Note D — Stock-Based Compensation

Our 1999 Equity Incentive Plan, as amended (the “1999 equity plan”), authorizes awards of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, restricted stock, and unrestricted stock for up to 10,000,000 shares of common stock (subject to adjustment for stock splits and similar capital changes and exclusive of options exchanged at the consummation of mergers) to employees and, in the case of non-qualified stock options, to consultants and directors as defined in the 1999 equity plan. The Board of Directors appointed the compensation committee to administer the 1999 equity plan.

Under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), employees may purchase shares of common stock at a discount from fair value. There are 300,000 shares of common stock reserved for issuance under the 1999 ESPP. The 1999 ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Rights to purchase common stock under the 1999 ESPP are granted at the discretion of the compensation committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering will not be less than 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The plan terminates on November 15, 2009. From inception through September 30, 2006, 217,000 shares of common stock have been purchased under the plan.

Effective June 11, 2003, our stockholders approved our Director’s Deferred Compensation Plan permitting each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date. There are 100,000 shares of our common stock reserved for issuance under this plan. As of September 30, 2006, no shares have been issued. The plan allows eligible directors to defer all, or a portion, of their cash compensation into a cash account or a stock account. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock is defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by the Nasdaq National Market. Pursuant to this plan, 79,203 units, each representing a share of our common stock at an average common stock price of $4.89, were credited to participants’ stock accounts as of September 30, 2006. The compensation charges for this plan were immaterial for the periods presented.

The total compensation related to these plans was a net expense of $957,000 and $137,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the total compensation related to these plans was a net expense of $1.8 million and a net credit of $42,000, respectively.

Prior to January 1, 2006, we accounted for options granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation cost was recorded on fixed stock option grants only if the fair value of the underlying stock exceeded the exercise price of the option at the date of grant and it was recognized on a straight-line basis over the vesting period. Total compensation recognized amounted to $6,000 and $44,000 for the three and nine months ended September 30, 2005, respectively.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Under this method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Compensation cost for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. The effect of adoption of the new standard for the three and nine months ended September 30, 2006 related to stock options were additional non-cash expenses of $1.0 million ($0.02 per share, basic and diluted) and $2.1 million ($0.05 per share, basic and diluted), respectively.

Stock options granted to non-employees are accounted for based on the fair-value method of accounting in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria affects each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. The effect of these options for the three months ended September 30, 2006 and 2005 were a non-cash credit of $50,000 and a non-cash expense of $131,000, respectively. The effect of these options for the nine months ended September 30, 2006 and 2005 were non-cash credits of $334,000 and $62,000, respectively.

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $1.7 million was reclassified from equity to a current liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and nine months ended September 30, 2006, we recorded non-cash credits of $157,000 and $1.3 million, respectively, based on the remeasurement of these options. We also reclassified an additional liability of $64,000 during the nine months ended September 30, 2006 based on the vesting of certain of these options. Non-employees exercised stock options to acquire 64,612 shares of common stock at an exercise price of $1.45 during the nine months ended September 30, 2006 and the total liability of $216,000 as of the exercise dates was reclassified to equity. As of September 30, 2006, stock options to acquire approximately 876,000 shares of common stock are held by non-employee consultants and remained unexercised.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(17,453)	$(56,979)
Add: stock-based employee and director compensation recognized under APB Opinion No. 25	6	44
Deduct: total stock-based employee and director compensation expense determined under the fair-value based method for all awards	(1,943)	(5,619)

Pro forma net loss attributable to common stockholders	$(19,390)	$(62,554)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.38)	$(1.25)

Pro forma	$(0.43)	$(1.37)

In light of the new accounting guidance under SFAS No. 123R and SAB No. 107, we reevaluated our assumptions used in estimating the fair value of employee options granted. We also examined our historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified two employee populations. We used the Black-Scholes option pricing model to value the options for both of the employee populations as well as our options granted to members of our Board of Directors. The effects of applying SFAS No. 123R, for purposes of recognizing compensation cost under such pronouncement, may not be representative of the effects on our reported results of operations for future years.

All stock option grants are for a ten-year term and generally vest ratably over a four-year period. The fair value of each option granted during the periods is estimated on the date of grant with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	75%	61%	67%	71%
Expected term in years	6	5	5	5
Risk-free interest rate	4.7%	4.1%	4.4%	4.2%
Dividend yield	0%	0%	0%	0%

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes activity for options granted during the first nine months of 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,957,084	$8.75
Granted	2,539,827	3.42
Exercised	(185,660)	1.47
Forfeited	(1,567,986)	6.92

Outstanding at September 30, 2006	6,743,265	$7.36	6.80	$76,183

Vested or expected to vest at September 30, 2006	5,796,087	$7.79	6.42	$44,778

Exercisable at September 30, 2006	2,969,456	$9.97	4.09	$—

The outstanding options at December 31, 2005 exclude 47,652 options granted to outside advisors with an exercise price which was determined based on the fair value of the underlying shares of common stock beginning on the second anniversary of the grant date as the options vest; these options vested prior to December 31, 1998 with an exercise price of approximately $11.17 per share and compensation expense was charged at such time. These options expired during the nine months ended September 30, 2006.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $2.15 and $4.16, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options, that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006, determined on the date of exercise, was $915,000.

During the first nine months of 2006, all options were granted with exercise prices equal to the fair market value of the shares of common stock on the grant date.

As of September 30, 2006, $8.1 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of three years.

At September 30, 2006, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $286,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility and the risk free interest rate until the outside advisor completes his or her performance under the option agreement.

During the nine months ended September 30, 2006, 75,464 nonvested shares were issued with a weighted average grant date fair value of $4.65. No nonvested shares were outstanding as of January 1, 2006, no nonvested shares were vested, and 15,950 nonvested shares were forfeited during the nine months ended September 30, 2006. As of September 30, 2006, there was $237,000 of unrecognized stock-based compensation expense related to these nonvested shares. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Cash received from option exercises and purchases under the 1999 ESPP for the nine months ended September 30, 2006 was $469,000. We issue new shares upon option exercises and purchases under the 1999 ESPP.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note E — Comprehensive Loss

The following table provides the calculation of comprehensive loss for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(11,021)	$(17,255)	$(40,344)	$(56,386)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	24	1	60	48

Comprehensive loss	$(10,997)	$(17,254)	$(40,284)	$(56,338)

Note F — Commitments and Contingencies

On May 18, 2000, we committed $3.0 million to become a limited partner in a limited partnership called Applied Genomic Technology Capital Fund (“AGTC”), which invests principally in companies that apply genomic technologies and information in their offerings of products and services or that are engaged in research and development involving genomic technologies. Capital contributions to the limited partnership are made as requested by the general partner. Through September 30, 2006, we have invested approximately $2.8 million in AGTC, including $285,000 invested during the nine months ended September 30, 2006. This investment is accounted for under the cost method, as our ownership interest is approximately 2%. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies have been made, (3) the post-financing valuations of those investments, (4) the level of uninvested capital held by the limited partnership, and (5) overall trends in venture capital valuations. Based on these analyses, during the nine months ended September 30, 2006, we concluded that an other than temporary decline had not occurred and, therefore, have not reduced the carrying value of the asset. Our investment balance aggregated $2.3 million and $2.0 million at September 30, 2006 and December 31, 2005, respectively, and is included in other long-term assets. The difference between the total amount invested and the carrying value is the result of distributions and other than temporary impairment charges. The general partner of the limited partnership is AGTC Partners, L.P. The management company for AGTC is NewcoGen Group Inc., which is a wholly owned subsidiary of Flagship Ventures Management, Inc. (“Flagship”). Noubar Afeyan, Ph.D., who is one of our directors, is Managing Partner and Chief Executive Officer of Flagship. In addition, until 2004, Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, was a director of NewcoGen Group Inc.

Antigenics, Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the Court granted preliminary approval of the settlement. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after insurance. Accordingly, an accrual has not been recorded at September 30, 2006.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707, to which we hold the exclusive license. We believe this patent claims valid subject matter. We have filed a response to this opposition and intend to continue to defend the opposition. However, there is no guarantee that we will continue to do so, that this patent will not be revoked or that we may not have to amend the claims.

Antigenics and our Chairman and Chief Executive Officer have been named as defendants in a purported class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated. The complaint was served on September 7, 2006. The complaint alleges that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act as well as includes purported claims for breach of fiduciary duty. While we believe that the complaint is without merit and plan to vigorously defend against the litigation, the outcome of litigation is uncertain. Regardless of the outcome, participation in this lawsuit diverts management’s time and attention from our business and may result in our paying legal fees and damages.

We currently are a party to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Note G — Restructurings

In June 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure, resulting in the elimination of 26 positions. We recorded severance charges of $606,000 related to the elimination of these positions.

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

A summary of severance and related costs is as follows (in thousands):

	Liability at December 31, 2005	Charge to Operations	Amount Paid	Liability at September 30, 2006
Severance and payroll taxes	$832	$649	$(1,481)	$—
Outplacement	89	39	(128)	—
Other	33	36	(69)	—

Total	$954	$724	$(1,678)	$—

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the three months ended March 31, 2006, we wrote-off certain assets that were determined to not be required for our updated business strategy. This resulted in additional restructuring charges of $617,000.

Note H — License and Supply Agreements

On July 6, 2006, we entered into expanded license and supply agreements with GlaxoSmithKline Biologicals SA (“GSK”) for the use of QS-21, an investigational adjuvant used in numerous vaccines. Under the terms of the agreements, we have agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. We will receive payments contingent upon successful milestone achievements, and royalties on net sales for a period of at least ten years after the first commercial sale under the supply agreement. In order to meet demand for QS-21 under our license and supply agreements, we intend to enter into a contract manufacturing relationship with a third party for such purpose.

Note I — Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold or measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return requiring that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We have not yet determined the impact of adoption on our consolidated financial statements, if any.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 permits adjustment for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB No. 108 further requires the adjustment of any prior quarterly financial statements within the year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require reports previously filed with the SEC to be amended. We are required to adopt SAB No. 108 for our fiscal year ended December 31, 2006. We have not yet determined the impact of adoption on our consolidated financial statements, if any.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for reporting fair value and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 as of January 1, 2008. We have not yet determined the impact of adoption on our consolidated financial statements.

Note J – Subsequent Event

On October 30, 2006 we sold $25 million of convertible senior secured notes (“2006 Notes”) to a group of accredited investors (“Investors”). The proceeds have been received. These 2006 Notes are convertible into our common stock at $3.50 per share at the option of the Investors. Alternatively, the 2006 Notes can be converted into a 30% interest in one of our wholly-owned subsidiaries holding QS-21 and AG-707. The 2006 Notes bear interest at 8% payable semiannually on December 30 and June 30 in cash or in additional notes at our option. Notes arising from accrued interest would convert into an incremental interest in the subsidiary holding QS-21 and AG-707. At any time after October 30, 2009, we may call the 2006 Notes and accrued interest at face value for cash if our shares have a minimum average trading price during the prior 30-day period of $7.00 or higher. Such redemption shall not be effective until the 20th business day following notice from us, during which period Investors may elect to exercise their conversion rights. If Investors elect at any time to convert the 2006 Notes into ownership of the subsidiary holding QS-21 and

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

AG-707, we also have the right, within 30 days, to redeem the 2006 Notes, including accrued interest, at a redemption price providing a 30-percent internal rate of return to the Investors. The 2006 Notes are secured by our equity ownership in this subsidiary.

The 2006 Notes mature on August 30, 2011, at which point we may elect to repay the outstanding balance in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common shares at maturity, the number of shares issued will be determined by dividing the cash obligation by 90 percent of the average closing price of the common shares for the 20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization exceeding $300 million at such time.

In no event will any Investor be obligated to accept equity that would result in an Investor owning in excess of 9.99 percent of the Company’s outstanding common stock at any given time in connection with any conversion, redemption, or repayment of the 2006 Notes. The transaction documents include material restrictions on the Company’s incurrence of debt and liens while the 2006 Notes are outstanding, as well as other customary covenants. The documents also include (i) a change of control put right by the holders of the 2006 Notes at 101% of the principal amount then outstanding and (ii) rights of first refusal for the holders of the 2006 Notes on any sales of equity of the subsidiary holding QS-21 and AG-707. The foregoing summary of the proposed transaction is subject to, and qualified by, the documents filed with the SEC as exhibits to the Company’s Current Report of Form 8-K dated October 31, 2006.

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

We have incurred significant losses since our inception. As of September 30, 2006, we had an accumulated deficit of $450.3 million. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2006 along with the proceeds received from the October issuance of convertible senior secured notes and estimated proceeds from our license, supply and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2008. In addition, we expect, as we have in the past, to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

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

Based on these results, in April 2006, we implemented a restructuring plan that further refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphoma, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders. In addition, we terminated part II of the Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia (“CML”). A combination study of Oncophage and ATRA-IV is also on hold. We continue to support and develop our QS-21 Stimulon® adjuvant (“QS-21”) partnering collaborations, with the goal of generating royalties as early as 2010. To match these priorities, we eliminated an additional 42 positions in April 2006. In September 2006, we temporarily discontinued activities related to AU-801.

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

Based on this analysis, additional data collection will be required to evaluate overall survival and the availability of such data is uncertain. The absence of such data could delay the initiation of future clinical studies. Moreover, even if such data is collected, it may continue to adversely affect our results, or the acceptability of the results, even if clinically meaningful, may not meet the requirements of regulatory authorities for submission and approval of a biologics application for product approval. Because the evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this study alone would not generally be expected to be sufficient to support a marketing application for product approval. Further clinical studies must be conducted to demonstrate the safety and efficacy of Oncophage. We may not be able to secure additional financing to continue our clinical trials. If we cannot secure additional financing, we may become insolvent.

On July 6, 2006, we entered into expanded license and supply agreements with GlaxoSmithKline Biologicals SA (“GSK”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. QS-21 is a key component included in several proprietary adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we have agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. We will receive payments contingent upon successful milestone achievements, and royalties on net sales for a period of at least ten years after the first commercial sale under the supply agreement.

We have the right to elect to manufacture some of our product candidates in our own manufacturing facilities. This would require the investment of substantial funds and the recruitment of qualified personnel in order to build or lease and operate any new manufacturing facilities. We are only beginning to plan and develop clinical or commercial-scale manufacturing capabilities for our product candidates. In order to continue to develop our other product candidates, apply for regulatory approvals and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely, and expect to continue to rely, upon third parties, potentially including our collaborators, to produce materials required for preclinical studies and clinical trials and for these product candidates. In order to meet demand for QS-21 under our license and supply agreements, we intend to enter into a contract manufacturing relationship with a third party for such purpose. A number of factors could cause production interruptions at our manufacturing facility or our contract manufacturers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if programs do not progress as planned.

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

Historical Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue: We generated $216,000 and $77,000 of research and development revenue during the three months ended September 30, 2006 and 2005, respectively. Revenues from research and development activities include revenues earned on shipments of QS-21 to our QS-21 licensees and license fees earned.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut Health Center, and clinical research organizations. Research and development expense decreased 48% to $6.3 million for the three months ended September 30, 2006 from $12.0 million for the three months ended September 30, 2005. The decrease was partially due to a $2.5 million reduction in payroll related expenses attributable to the workforce reductions in June and December 2005 and in April 2006. Clinical trial related expenses decreased $2.5 million due to our restructuring plan and temporary discontinuance of late stage clinical programs during April 2006. Other expenses decreased approximately $700,000 due to fewer ongoing projects and cost containment efforts.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 9% to $4.7 million for the three months ended September 30, 2006 from $5.2 million for the three months ended September 30, 2005. This decrease is a reflection of our cost-cutting efforts. Specific cost reductions included a $935,000 reduction in payroll and personnel related expenses due mainly to the workforce reductions in June and December 2005 and in April 2006, as well as decreased professional fees of $327,000. These reductions were partially offset by an increase in non-cash stock-based compensation expense of $670,000.

Non-operating Income: Non-operating income of $120,000 represents a lease termination fee received from one of our sublessees.

Interest Expense: Interest expense decreased 5% to $747,000 for the three months ended September 30, 2006 from $791,000 for the three months ended September 30, 2005. This decrease results from the decrease in the average outstanding balance of our long-term debt.

Interest Income: Interest income decreased 45% to $382,000 for the three months ended September 30, 2006 from $689,000 for the same period in 2005. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate increased from 3.1% for the three months ended September 30, 2005 to 5.2% for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue: We generated $372,000 and $282,000 of research and development revenue during the nine months ended September 30, 2006 and 2005, respectively. Revenues from research and development activities include revenues earned on shipments of QS-21 to our QS-21 licensees and license fees earned.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, including the University of Connecticut Health Center, and clinical research organizations. Research and development expense decreased 38% to $22.6 million for the nine months ended September 30, 2006 from $36.4 million for the nine months ended September 30, 2005. The decrease was partially due to a $7.0 million reduction in payroll and personnel related expenses attributable to the workforce reductions in June and December 2005 and in April 2006. There was an additional decrease of $4.3 million in our clinical trial related expenses due to our restructuring plan and temporary discontinuance of late stage clinical programs. In addition, there was an increase in non-cash stock option credits of $321,000. Other expenses decreased $2.8 million due to fewer ongoing projects and cost containment efforts.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 18% to $16.0 million for the nine months ended September 30, 2006 from $19.5 million for the nine months ended September 30, 2005. This decrease is a reflection of our cost-cutting efforts. Specific cost reductions included a $2.5 million reduction in payroll and personnel related expenses due mainly to the workforce reductions in June and December 2005 and in April 2006, as well as decreased professional fees of $2.6 million. In addition, other expenses decreased approximately $500,000. These reductions were offset by an increase in non-cash stock-based compensation expense of $2.1 million.

Restructuring Costs: In June 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure, resulting in the elimination of 26 positions. We recorded severance charges of $606,000 related to the elimination of these positions.

In December 2005, we further updated our business strategy and refocused our programs and priorities, including the postponement and deceleration of a number of our projects. To match these priorities, we eliminated 65 positions. In addition to severance charges of $990,000 recorded in December 2005 related to the elimination of these positions, we recorded severance charges of $112,000 during the three months ended March 31, 2006. In April 2006, we commenced the implementation of a plan to further restructure, refocusing our programs and priorities with the goal of reducing our net cash burn rate and eliminated 42 additional positions. We recorded severance charges of $645,000 related to the elimination of these positions for the three months ended June 30, 2006 resulting in total severance charges of $757,000 for the nine months ended September 30, 2006. In addition, during the three months ended March 31, 2006, we wrote-off certain assets that were determined to not be required for our updated business strategy. This resulted in impairment charges of $617,000 for the nine months ended September 30, 2006.

Non-operating Income: Non-operating income of $141,000 represents a lease termination fee received from one of our sublessees and proceeds from the sale of certain assets.

Interest Expense: Interest expense of $2.2 million for the nine months ended September 30, 2006 increased slightly over interest expense for the nine months ended September 30, 2005. Interest expense relates to interest on our 5.25% convertible senior notes due 2025, which were issued on January 25, 2005, along with interest on the outstanding balance of our long-term debt.

Interest Income: Interest income decreased 31% to $1.4 million for the nine months ended September 30, 2006 from $2.0 million for the same period in 2005. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate increased from 2.6% for the nine months ended September 30, 2005 to 4.7% for the nine months ended September 30, 2006.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs. During the first nine months of 2006, these research and development programs consisted largely of five product candidates, Oncophage, AG-858, AG-707, Aroplatin, and QS-21, as indicated in the following table (in thousands).

Research and Development Program	Product	Nine Months Ended September 30, 2006	Year Ended December 31,				Prior to 2002	Total
			2005	2004	2003	2002
Heat Shock Proteins for Cancer	Oncophage & AG-858	$16,884	$37,836	$35,462	$40,052	$31,046	$60,075	$221,355
Heat Shock Proteins for Infectious Diseases	AG-702/707	1,415	3,001	2,682	2,376	1,248	2,820	13,542
Liposomal Cancer Treatments*	Aroplatin	1,739	3,214	1,112	1,263	2,061	1,442	10,831
Vaccine Adjuvant	QS-21	958	310	264	301	1,403	2,553	5,789
Other Research and Development Programs		1,632	2,719	2,198	2,272	1,720	5,830	16,371

Total Research and Development Expenses		$22,628	$47,080	$41,718	$46,264	$37,478	$72,720	$267,888

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll related expenses, and other overhead costs based on estimated usage by each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our most advanced product candidate, Oncophage, is subject to further evaluation and uncertain, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when material cash inflows are likely to commence. Our collaborations involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, our entering into a successful contract manufacturing relationship to meet collaborative partner or licensee demand, and our collaborative partners or licensees obtaining regulatory approvals.

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
Gastric cancer
Metastatic renal cell carcinoma
Lung cancer
Metastatic melanoma

Oncophage and ATRA-IV			Renal cell carcinoma (e)

AG-858		CML (a)(d)

Aroplatin		Colorectal cancer	Solid tumors

(a)	These are multicenter trials conducted in the U.S. as well as internationally.
(b)	This trial is closed to enrollment.
(c)	Utilizing a new formulation.
(d)	Trial has been terminated.
(e)	Initiation of this study is on hold.

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

On December 22, 2003, we announced the results of the planned interim analysis of the data from our Phase 3 trial of Oncophage in renal cell carcinoma. Based on its review of the safety data, efficacy data, and other information regarding the trial, the independent Data Monitoring Committee (“DMC”) for the trial, a panel of cancer specialists who are reviewing the safety and conduct of the trial at regular intervals but are not otherwise involved in the study, recommended that the trial proceed as planned and did not require that we change the number of patients we planned to enroll in this trial for a successful analysis of part I of the Phase 3 trial. At the interim analysis, the DMC also declared the design and conduct of the trial sound and raised no safety concerns.

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

Because the evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this study alone is not expected to be sufficient to support a biologics application for product approval.

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

QS-21

On July 6, 2006, we entered into expanded license and supply agreements with GSK for the use of QS-21, an investigational adjuvant used in numerous vaccines. QS-21 is a key component included in several proprietary adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we have agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. We will receive payments contingent upon successful milestone achievements, and royalties on net sales for a period of at least ten years after the first commercial sale under the supply agreement. In order to meet demand for QS-21under our license and supply agreements, we intend to enter into a contract manufacturing relationship with a third party for such purpose.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and, as of September 30, 2006, we had an accumulated deficit of $450.3 million. We expect to incur significant losses over the next several years if we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through September 30, 2006, we have raised aggregate net proceeds of $399.7 million through the sale of equity, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. At September 30, 2006, we had debt outstanding of approximately $50.4 million. In addition, on October 30, 2006 we sold $25 million of convertible senior secured notes maturing on August 30, 2011.

We believe that, based on our current plans and activities, our working capital resources at September 30, 2006 along with the funds received from our recent sale of convertible senior secured notes and estimated proceeds from license, supply and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2008. In June 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure, resulting in the elimination of 26 positions. During December 2005, we implemented a series of actions to reduce our net cash burn rate (cash used in operating activities plus cash from investing activities and debt repayments), and preserve our cash. These actions included eliminating 65 positions, additional cost saving activities, and a focusing and streamlining of our research and development activities. In April 2006, we expanded our restructuring plan to further conserve funds. This additional restructuring involves temporarily discontinuing all late-stage clinical programs and concentrating on Phase 1 and preclinical programs, including Aroplatin, AG-707, and AU-801 (in September 2006, we temporarily discontinued activities related to AU-801). In addition, we continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties as early as 2010. These actions also included further reducing our headcount to approximately 130 at the time. As a result of these actions and based on our current plans and activities, we anticipate that our net cash burn rate will be between $30 million and $35 million, on an annualized basis, from July 2006 onwards. In order to fund our operations through 2008 and beyond, we will need to raise additional funds and may attempt to do so by: (1) out-licensing technologies or products to one or more collaborative partners, (2) renegotiating license agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) completing offerings of equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. We expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of product candidates, and at this time, we cannot reliably estimate if or when that will occur, or if we will require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting our clinical trial efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $45.9 million over the term of the studies. Through September 30, 2006, approximately $44.1 million has been expensed as research and development expenses in the accompanying condensed consolidated statements of operations and $42.1 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services. In addition, we have entered into sponsored research agreements related to our product candidates that require payments of approximately $9.1 million, of which $5.4 million has been paid through September 30, 2006. The actual amounts we pay out related to these agreements, if any, will depend on a range of factors outside of our control, including the success of our preclinical and clinical development efforts with respect to product candidates being developed which incorporate patents, the content and timing of decisions made by the United States Patent and Trademark Office (“USPTO”), the FDA and other regulatory authorities, the existence and scope of third-party intellectual property, the reimbursement and competitive landscape around such products, and other factors affecting operating results. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity will be required to exercise our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at September 30, 2006 were $24.4 million, a decrease of $37.4 million from December 31, 2005. In conjunction with our expanded license and supply agreements with GSK, we received a $3 million up-front non-refundable payment in July 2006. During the nine months ended September 30, 2006, we used cash primarily to finance our operations. Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $35.9 million and $52.6 million, respectively. The decrease resulted primarily from steps taken in June 2005 to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure and, in December 2005, to further update our business strategy and refocus our programs and priorities, including the postponement and deceleration of a number of our projects. These combined steps resulted in the elimination of 91 positions. In addition, in April 2006, we implemented a restructuring plan that further refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphoma, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders (in September 2006, we temporarily discontinued activities related to AU-801). We also terminated part II of the Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of CML. A combination study of Oncophage and ATRA-IV is also on hold. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties as early as 2010. To match these priorities, we eliminated an additional 42 positions. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, market acceptance of such product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $22.2 million as compared to $29.0 million provided by investing activities for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we had net maturities of $19.7 million of short-term investments compared with net maturities of $29.6 million during the nine months ended September 30, 2005. Additionally, our expenditures on equipment and furniture and fixtures decreased approximately $2.5 million to $109,000 for the nine months ended September 30, 2006. We do not anticipate significant additional capital expenditures during the remainder of 2006. We also received $2.8 million during the nine months ended September 30, 2006 from the release of restrictions on our restricted cash balance compared to $2.1 million during the nine months ended September 30, 2005. We made contributions of $285,000 and $225,000 to Applied Genomic Technology Capital Fund (“AGTC”), a limited partnership, during the nine month periods ended September 30, 2006 and 2005, respectively. In addition, during the nine months ended September 30, 2005, we received a cash distribution from AGTC of $123,000. Our remaining commitment to AGTC as of September 30, 2006 is $165,000, with contributions made as requested by the general partner.

Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $43.4 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 and 2005, exercises of stock options and proceeds from our employee stock purchase plan totaled $469,000 and $327,000, respectively. Repayments of long-term debt totaled $3.8 million during the nine months ended September 30, 2006, compared to $4.3 million during the nine months ended September 30, 2005.

In January 2005, we received net proceeds of approximately $48.0 million from the issuance of our convertible senior notes. In July 2003, we entered into a $17.1 million debt facility to finance the first phase of the build-out of our Lexington facility. Through September 30, 2006, we have borrowed $17.0 million under this facility. Specific assets, including certain leasehold improvements and a cash security deposit (restricted cash) of $169,000, secure the loans drawn on the credit facility. At September 30, 2006, we owed $213,000 under this credit facility.

Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements that expire on December 31, 2006. GTC has an option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing, whose lease expires on September 30, 2010. As a result of the PP Manufacturing lease agreement, we amended our agreement with GTC effective March 16, 2004, adjusting the leaseable square footage. In addition, until February 2006 we sublet part of our Texas facility to two private companies. In January 2006, we entered into a sublease for part of our New York office space with a private company under an agreement expiring in December 2006. We are contractually entitled to receive rental income under these agreements of $358,000 during the three months ending December 31, 2006; $1.0 million in 2007; $1.0 million in 2008; $1.0 million in 2009; and $750,000 in 2010. The collection of this income, however, is subject to uncertainty.

We are currently involved in certain legal proceedings as detailed in Note F of the notes to our unaudited condensed consolidated financial statements. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Related Parties

As of September 30, 2006, we had invested approximately $2.8 million in a limited partnership, AGTC, and during the nine months ended September 30, 2005, we received $123,000 as a distribution from this partnership. Our total capital commitment to AGTC is $3.0 million. The general partner of AGTC is AGTC Partners, L.P. The management company for AGTC is NewcoGen Group Inc., which is a wholly owned subsidiary of Flagship Venture Management, Inc. (“Flagship”). Noubar Afeyan, Ph.D., who is one of our directors, is the Managing Partner and Chief Executive Officer of Flagship. For additional details, refer to Note F of the notes to our unaudited condensed consolidated financial statements. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, was a director of NewcoGen Group Inc. until 2004.

We currently have QS-21 license and supply agreements with Neuralab Limited, a wholly owned subsidiary of Elan Corporation, plc (“Elan”), for use of QS-21 with an antigen in the field of Alzheimer’s disease. Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer, was a director of Elan until May 2006. For the nine months ended September 30, 2006 and 2005, no revenues were earned under these agreements and, at September 30, 2006 and December 31, 2005, we had no amounts due to us under these agreements.

In March 1995, we entered into a consulting agreement with Dr. Pramod Srivastava, our scientific founder and one of our directors, and upon its expiration in March 2006, we entered into a new Consulting Agreement (the “Agreement”), effective March 28, 2006, with Dr. Srivastava. The Agreement with Dr. Srivastava has an initial term of five years and is automatically extended for successive terms of one year unless either party notifies the other at least 90 days prior to the expiration of the original or any extension term that the Agreement is not to be extended. The Agreement may be terminated without cause by us during its term, subject to the payment of compensation for twelve months at the then current rate provided for under the Agreement. In exchange for the timely performance of services, as defined in the Agreement, Dr. Srivastava is entitled to receive compensation to be established by the Compensation Committee of the Antigenics Board of Directors. For the twelve-month period ending March 31, 2007, Dr. Srivastava will receive $175,000. Dr. Srivastava is also eligible to receive an annual bonus and stock options at the discretion of the Compensation Committee of our Board of Directors.

In February 1998, we entered into a research agreement with the University of Connecticut Health Center (UConn) to fund research in Dr. Pramod Srivastava’s laboratory at UConn. Dr. Srivastava is a member of the faculty of the University of Connecticut School of Medicine. The research agreement was amended on December 30, 2003 to extend the term to December 31, 2008 and calls for payments to UConn totaling a minimum of approximately $6.8 million, payable quarterly at the rate of $337,500, contingent on the continued employment of Dr. Srivastava by UConn. In return, we have an option to obtain an exclusive license to new inventions (as defined in the research agreement) subject to our payment to UConn of royalties at varying rates upon commercialization of a product utilizing technology discovered under the research agreement. In February 2005, we entered into a letter amendment agreement to pay UConn an additional one-time payment of $135,000 for additional costs associated with activities performed under the agreement in 2005.

In September 2004, we entered into a $60,000 one-year service agreement with Techsoft, Inc. d.b.a Medical Systems and NG Techsoft Pvt. Ltd. for data management services. Navin Gupta is the President and CEO of Techsoft, Inc. d.b.a Medical Systems, Director and Chairman of the Board of NG Techsoft Pvt Ltd. and is the spouse of Dr. Renu Gupta, our former Senior Vice President of Development. This agreement was extended several times during 2005 to obtain additional data management and processing services and expired in May 2006. For the nine months ended September 30, 2006, we expensed $125,000 under this agreement. At September 30, 2006, we had no amounts due under this agreement.

On October 22, 2004, we executed a letter of intent with Symphony Capital LLC for a potential transaction to provide funding for certain of our research programs. Mr. Mark Kessel, one of our former directors, is a managing director of Symphony Capital LLC. During February 2005, we determined not to pursue this potential transaction. During 2004, we made payments to Symphony Capital LLC of $125,000 for development planning activities. During the year ended December 31, 2005, we paid $196,000 to Symphony Capital LLC for activities up to termination in February 2005. Dr. Alastair Wood, another former director of ours, is a consultant to, and has a financial interest in Symphony Capital LLC.

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

Research and Development

Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and clinical study partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost based on estimates of when the patient receives treatment, beginning when the patient enrolls in the trial. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient. As we become aware of the actual costs, we adjust our accrual; such a change in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. Research and development costs are expensed as incurred and were $6.3 million and $12.0 million for the three months ended September 30, 2006 and 2005, respectively. Research and development costs were $22.6 million and $36.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Investments

We classify investments in marketable securities at the time of purchase. At September 30, 2006, all marketable securities were classified as available-for-sale and as such, changes in the fair value of the securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, such losses would be recorded in the consolidated statement of operations.

Investments of less than 20% of the voting control of companies or other entities over whose operating and financial policies we do not have the power to exercise significant influence are accounted for by the cost method. We currently account for our investment in AGTC under the cost method and, as of September 30, 2006, we have included it in other long-term assets on the condensed consolidated balance sheet, as more fully disclosed in Note F of the notes to our unaudited condensed consolidated financial statements included in this report. The general partner of AGTC determines the timing of our additional contributions. Our investment represents an approximate ownership interest of 2%. We continually assess the realizability of this investment. In order to assess whether or not there has been an other than temporary decline in the value of this investment, we analyze several factors including: (1) the carrying value of the limited partnership’s investments in its portfolio companies, (2) how recently the investments in the portfolio companies had been made, (3) the post-financing valuations of those investments, (4) the level of uninvested capital held by the limited partnership, and (5) the overall trend in venture capital valuations. Our investment balance aggregated $2.3 million and $2.0 million at September 30, 2006 and December 31, 2005, respectively.

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

Stock Option Accounting

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Our results of operations for the three and nine months ended September 30, 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the quarter ended September 30, 2006, we recorded a net charge of $957,000 related to stock-based compensation, of which a charge of $277,000 is included in research and development expense and a charge of $680,000 is included in general and administrative expense. For the nine months ended September 30, 2006, we recorded a net charge of $1.8 million related to stock-based compensation, of which a credit of $386,000 is included in research and development expense and a charge of $2.1 million is included in general and administrative expense. Stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based options granted prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No 123”). In addition, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based options granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. See Note D of the notes to our unaudited condensed consolidated financial statements for a further discussion on stock-based compensation.

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

Stock options granted to certain non-employees have been accounted for based on the fair-value method of accounting in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria affect each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. Effective January 1, 2006, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the change in fair value of vested options issued to non-employees will also affect each reporting period, until the options are exercised or expire.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note D of the notes to our unaudited condensed consolidated financial statements for a further discussion on stock-based compensation.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash and also foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2005, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

We had cash, cash equivalents, and short-term investments at September 30, 2006 of approximately $24.4 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at September 30, 2006, however, we are subject to investment risk.

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

Item 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this quarterly report to provide reasonable assurance that the Company can meet its disclosure obligations.

Changes in internal control over financial reporting

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer Garo Armen, and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the Court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the Court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The Court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the Court granted preliminary approval of the settlement. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after insurance. Accordingly, an accrual has not been recorded at September 30, 2006.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707, to which we hold the exclusive license. We believe this patent claims valid subject matter. We have filed a response to this opposition and intend to continue to defend the opposition. However, there is no guarantee that we will continue to do so, that this patent will not be revoked or that we may not have to amend the claims.

Antigenics and our Chairman and Chief Executive Officer have been named as defendants in a purported class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated. The complaint was served on September 7, 2006. The complaint alleges that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act as well as includes purported claims for breach of fiduciary duty. While we believe that the complaint is without merit and plan to vigorously defend against the litigation, the outcome of litigation is uncertain. Regardless of the outcome, participation in this lawsuit diverts management’s time and attention from our business and may result in our paying legal fees and damages.

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

Risks Related to our Business

If we incur operating losses for longer than we expect or we are not able to raise additional capital resources, we may become insolvent and be unable to continue our operations

From our inception through September 30, 2006, we have generated net losses totaling approximately $450.3 million. Our net losses for the nine months ended September 30, 2006 and for the year ended December 31, 2005 were approximately $40.3 million and $74.1 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, and continue development of our technologies. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to enter into strategic licensing and partnering relationships and/or commercialize our product candidates. Although we are seeking additional financing, implemented cost-cutting measures late in 2005 and further cost-cutting measures in April 2006, the anticipated savings may not be at the levels estimated. If we are unable to raise additional capital or incur operating losses for longer than we expect, we may become insolvent and be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

On September 30, 2006, we had approximately $24.4 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our current working capital along with the proceeds received from the sale of our convertible senior secured notes in October 2006 and estimated revenue from collaborative agreements will be sufficient to fund our planned development programs, clinical trials, and other operating activities into 2008. We plan to attempt to raise additional funds prior to that time. For the nine months ended September 30, 2006, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was approximately $4.0 million. Total capital expenditures for the nine months ended September 30, 2006 were $109,000. We do not anticipate significant additional capital expenditures during the remainder of 2006. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. In order to finance these expenditures as well as future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of September 30, 2006, our total long-term debt, excluding the current portion, was $50.0 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest and, in some cases, an additional “make-whole” premium.

On October 30, 2006 we sold $25 million of convertible senior secured notes (“2006 Notes”) to a group of accredited investors (“Investors”). The proceeds have been received. These 2006 Notes are convertible into our common stock at $3.50 per share at the option of the Investors. Alternatively, the 2006 Notes can be converted into a 30% interest in one of our wholly-owned subsidiaries holding QS-21 and AG-707. The 2006 Notes bear interest at 8% payable semi-annually on December 30 and June 30 in cash or in additional notes at our option. Notes arising from accrued interest would convert into an incremental interest in the subsidiary holding QS-21 and AG-707. At any time after October 30, 2009, we may call the 2006 Notes and accrued interest at face value for cash if our shares have a minimum average trading price during the prior 30-day period of $7.00 or higher. Such redemption shall not be effective until the 20th business day following notice from us, during which period Investors may elect to exercise their conversion rights. If Investors elect at any time to convert the 2006 Notes into ownership of the subsidiary holding QS-21 and AG-707, we also have the right, within 30 days, to redeem the 2006 Notes, including accrued interest, at a redemption price providing a 30-percent internal rate of return to the Investors. The 2006 Notes are secured by our equity ownership in this subsidiary.

The 2006 Notes mature on August 30, 2011, at which point we may elect to repay the outstanding balance in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common shares at maturity, the number of shares issued will be determined by dividing the cash obligation by 90 percent of the average closing price of the common shares for the 20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization of exceeding $300 million at such time.

In no event will any Investor be obligated to accept equity that would result in an Investor owning in excess of 9.99 percent of the Company’s outstanding common stock at any given time in connection with any conversion, redemption or repayment of the 2006 Notes. The transaction documents include material restrictions on the Company’s incurrence of debt and liens while the 2006 Notes are outstanding, as well as other customary covenants. The documents also include (i) a change of control put right by the holders of the 2006 Notes at 101% of the principal amount then outstanding and (ii) rights of first refusal for the holders of the 2006 Notes on any sales of equity of the subsidiary holding QS-21 and AG-707. The foregoing summary of the proposed transaction is subject to, and qualified by, the documents filed with the Securities and Exchange Commission as exhibits to the Company’s Current Report of Form 8-K dated October 31, 2006.

Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section, and other factors beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness;

•	to sell assets; and/or

•	to reduce or delay planned expenditures on research and development and/or commercialization activities.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms.

To date, we have had negative cash flow from operations. For the nine months ended September 30, 2006 and for the year ended December 31, 2005, net cash used in operating activities was approximately $35.9 million and $66.3 million, respectively. Including our 2006 Notes and assuming no additional interest-bearing debt is incurred and none of the notes are converted, redeemed, repurchased, or exchanged, our debt service requirements (payments of principal and interest) will be approximately $1.0 million during the three months ended December 31, 2006, $4.6 million during 2007 and annually thereafter until the notes are no longer outstanding. Interest of $500,000 due during the 3 months ended December 31, 2006 and $2.0 million annually thereafter may be paid in additional notes in accordance with the terms of our 2006 Notes.

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

Because the evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this study alone is not expected to be sufficient to support a biologics application for product approval.

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

Oncophage is a novel therapeutic cancer vaccine that is personalized for each patient, meaning it is derived from the patient’s own tumor. To date, the FDA has not approved any therapeutic cancer vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, including the European Medicines Agency responsible for product approvals in Europe, and Health Canada responsible for product approvals in Canada, have relatively little experience in reviewing personalized oncology therapies, and the partial clinical hold that the FDA had placed, and subsequently lifted, on our Phase 3 Oncophage clinical trials primarily related to product characterization issues partially associated with the personalized nature of Oncophage. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We have also initiated communications with regulatory health authorities in other jurisdictions to discuss requirements for the approval of Oncophage in renal cell carcinoma. As of September 30, 2006, we have spent approximately 12 years and $221.4 million on our research and development program in heat shock proteins for cancer.

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

The FDA and international regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation reduces the size of the potential market for that product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Failure to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications, and criminal prosecution.

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

We have been engaged in efforts to enter into collaborative agreements with a pharmaceutical or larger biotechnology company to assist us with development and/or commercialization of our product candidates.

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

While some other biotechnology companies have negotiated large collaborations, we may not be able to negotiate any agreements with terms that replicate the terms negotiated by those other companies. We may not, for example, obtain significant upfront payments or substantial royalty rates. Some larger companies are skeptical of the commercial potential and profitability of a personalized product candidate like Oncophage or an early stage product like Aroplatin. If we fail to enter into such collaboration agreements, our efforts to develop and/or commercialize Oncophage or Aroplatin may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on sales of additional securities to fund our operations. Sales of additional equity securities may substantially dilute the ownership of existing stockholders.

We may not receive significant royalty, milestone or manufacturing revenue payments from collaborators or licensees due to unsuccessful results in existing collaborations and licenses, failure to enter into future collaborations or license agreements or our inability to manufacture product supply requirements for our collaborators and licensees.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research and preclinical and clinical testing. Our collaborations involving QS-21, for example, depend on our collaborative partners or licensees successfully completing clinical trials, our entering into a successful contract manufacturing relationship to meet collaborative partner or licensee demand, and our collaborative partners or licensees obtaining regulatory approvals.

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

We have successfully manufactured product for 100%, ten of ten, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 21 of 22 patients, randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our completed clinical trials to date, we have been able to manufacture Oncophage from 87% of the tumors delivered to our manufacturing facility; for renal cell carcinoma, 92%; for melanoma (including our Phase 3 trial), 70%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; and for pancreatic cancer, 46%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase 1 pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type, which was previously 30%, to 46%.

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

We have the right to elect to manufacture some of our product candidates other than Oncophage and AG-707 in our own manufacturing facilities (e.g., QS-21 and Aroplatin). This would require the investment of substantial funds and the recruitment of qualified personnel in order to build or lease and operate any new manufacturing facilities. We are only beginning to plan and develop clinical or commercial-scale manufacturing capabilities for our product candidates other than Oncophage and AG-707. In order to continue to develop our other product candidates, apply for regulatory approvals and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely and expect to continue to rely, upon third parties, potentially including our collaborators, to produce materials required for preclinical studies and clinical trials and for these product candidates. A number of factors could cause production interruptions at our manufacturing facility or our contract manufacturers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if programs do not progress as planned.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to at least 81 issued U.S. patents and 116 foreign patents. We also have rights to at least 43 pending U.S. patent applications and 154 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Additionally, a third party has filed a notice of opposition to European patent EP 0750513 B1 which has claims relating to AG-702/707, to which we hold the exclusive license. We believe this patent claims valid subject matter. We have filed a response to this opposition and intend to continue to defend the opposition. However, there is no guarantee that we will continue to do so, that this patent will not be revoked or that we may not have to amend the claims.

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

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two brokerage firms that served as underwriters in our initial public offering (“IPO”) have been named as defendants in a federal civil class action lawsuit. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our IPO. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. To date, the plaintiffs have not asserted a specific amount of damages. We have submitted settlement papers with the Federal District Court for the Southern District of New York, which the court preliminarily approved. Regardless of the outcome, participation in this lawsuit diverts our management’s time and attention from our business and may result in our paying damages.

Antigenics and our Chairman and Chief Executive Officer have been named as defendants in a purported class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated. The complaint was served on September 7, 2006. The complaint alleges that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act as well as includes purported claims for breach of fiduciary duty. While we believe that the complaint is without merit and plan to vigorously defend against the litigation, the outcome of litigation is uncertain. Regardless of the outcome, participation in this lawsuit diverts management’s time and attention from our business and may result in our paying legal fees and damages.

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

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates and other therapeutic products, including heat shock proteins directed at cancer, infectious diseases, and autoimmune disorders. Several of these companies have products that utilize similar technologies and/or personalized medicine techniques, such as Dendreon’s Sipuleucel-T, with Fast Track designation and currently in Phase 3 trials for prostate cancer, and Lapuleucel-T in Phase 1 trials for ovarian, colorectal, and breast cancer, Nventa’s (formerly Stressgen) HspE7 currently in or completed Phase 2 trials in HPV-related diseases, such as internal genital warts, recurrent respiratory papillomatosis, and cervical dysplasia, AVAX’s AC Vaccine therapeutic platform vaccines in clinical trials for melanoma and non-small cell lung cancer and approved for sale in Switzerland for melanoma, Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland, and Israel and in a Phase 3 trial in the U.S. for colon cancer, Liponova’s Reniale, which completed Phase 3 trials for renal cell carcinoma, Vical’s Allovectin with a special protocol assessment for a Phase 3 trial for metastatic melanoma, Favrille’s FavID currently in a Phase 3 trial for non-Hodgkin’s lymphoma (NHL), Accentia’s BiovaxID currently in a Phase 3 trial for NHL, Genitope’s MyVax in a Phase 3 trial for NHL, and Cell Genesys’ GVAX vaccines currently in trials for prostate cancer (Phase 3), AML (Phase 1), pancreatic cancer (Phase 2), lung cancer (Phase 2), and myeloma (Phase 1). Patents have been issued in both the U.S. and Europe related to Nventa’s heat shock protein technology.

More specifically, if we receive regulatory approvals, some of our product candidates will compete with FDA-approved therapies such as interleukin-2 and interferon-alpha for renal cell carcinoma and melanoma, which have generated substantial sales over a number of years. In addition, sorafenib tablets and sunitinib for the treatment of patients with advanced renal cell carcinoma, or kidney cancer, were recently approved by the FDA. Other product candidates, such as Aroplatin, may compete with existing approved chemotherapies or other chemotherapies that are in development. Several other platinum therapies are in development for a variety of diseases. The most advanced candidate is GPC Biotech’s satraplatin for second-line hormone-refractory prostate cancer, for which the company is in the final stages of filing a rolling new drug application based on the completed Phase 3 trial. Additionally, Poniard Pharmaceuticals’ picoplatin is in Phase 2 clinical trials. In addition, prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Coley, Idera, Juvaris and Dynavax, anti-CTLA-4 antibody, under development by Medarex, MF59 and SAF, under development by Novartis, and MPL, under development by GlaxoSmithKline. In addition, several companies, such as CSL Limited and Galenica, are developing saponin adjuvants, including synthetic formulations.

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

Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock and, as of September 30, 2006, Antigenics Holdings L.L.C. controlled approximately 24% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

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

A single, otherwise unaffiliated, stockholder holds, and another single, unaffiliated holder of our convertible senior secured notes issued in October 2006 has the right to convert such notes into, a substantial percentage of our outstanding capital stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2006, he would have held approximately 16% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings L.L.C. control approximately 36% of our outstanding common stock as of September 30, 2006, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined percentage would increase to 39%. Additional purchases of our common stock by Mr. Kelley also would increase both his own percentage of outstanding voting rights and the percentage combined with Antigenics Holdings L.L.C. (Mr. Kelley’s shares of preferred stock do not carry voting rights; the common stock issuable upon conversion, however, carries the same voting rights as other shares of common stock).

On October 30, 2006 we sold $25 million of convertible senior secured notes (“2006 Notes”) to a group of accredited investors (“Investors”). These 2006 Notes are convertible into our common stock at $3.50 per share at the option of the Investors. The 2006 Notes do not carry any voting rights, the common stock issuable upon conversion of the 2006 Notes do carry the same voting rights as other shares of common stock. On November 1, 2006, one holder of the 2006 Notes currently has the right to convert such holdings into 5,714, 285 shares of our common stock. If such holder had exercised such conversion right on November 1, 2006, such holder would own approximately 12% of our outstanding common stock. Such ownership position following any such conversion along with any open market purchases by such holder could provide the holder with the ability to substantially influence the outcome of matters submitted to our stockholders for approval.

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

Between our initial public offering on February 4, 2000 and September 30, 2006 and for the twelve months ended September 30, 2006, the sale price of our common stock has fluctuated between $1.38 and $52.63 per share and $1.38 and $7.22 per share, respectively, with an average daily trading volume for the twelve months ended September 30, 2006 of approximately 412,000 shares. The market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2006, we had approximately 45,844,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations.

We have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed a registration statement to permit the sale of 300,000 shares of common stock under our employee stock purchase plan. We have also filed a registration statement to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. As of September 30, 2006, options to purchase approximately 6,743,000 shares of our common stock with a weighted average exercise price per share of $7.36 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to five years following the date of grant. As of September 30, 2006, warrants to purchase approximately 8,910 shares of our common stock with a weighted average exercise price per share of $54.71 were outstanding. The market price of our common stock may decrease based on the expectation of such sales. On August 12, 2004, we filed a registration statement with respect to an aggregate of $100 million of our common stock, preferred stock, and debt. That registration statement has become effective, and we may offer and sell any of those securities from time to time. On May 24, 2005, we filed a registration statement with respect to an aggregate of $50 million of 5.25% Convertible Senior Notes due 2025 and 4,645,115 shares of our common stock that would be issued upon conversion of the notes, subject to adjustment for any stock split, stock dividend, or any other event or transaction that results in an increase in the number of shares issuable upon conversion of the notes. That registration statement has become effective, and those notes and shares may be offered and sold from time to time by the selling security holders listed in the related prospectus. The market price of our common stock may decrease based on investor expectations that we will issue a substantial number of shares of common stock or securities convertible into common stock at low prices.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Securities Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded in our annual report on Form 10-K for the year ended December 31, 2005 that there were no material weaknesses in our internal control over financial reporting as of December 31, 2005, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

Item 6 — Exhibits

The Exhibits listed in the Exhibit Index are included in this Report.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D.
Chairman and Chief Executive Officer

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

10.1	Standard Form of Loft Lease effective October 24, 2006 between 162 Fifth Avenue Associates LLC and Antigenics Inc. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.