Form 10-Q
period 2007-03-31
ANTIGENICS INC /DE/
filed 2007-05-10
CIK 1098972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-29089

Antigenics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1562417
(State of Incorporation)	(I.R.S. Employer Identification Number)

162 Fifth Avenue, Suite 900, New York, New York, 10010

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

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2007: 45,889,301 shares.

Antigenics Inc.

Quarterly Period Ended March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1— Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$20,937,760	$24,218,683
Short-term investments	11,336,340	15,876,302
Accounts receivable	377,250	182,493
Inventories	308,211	438,644
Prepaid expenses	1,992,167	1,307,648
Other current assets	203,270	274,652

Total current assets	35,154,998	42,298,422
Plant and equipment, net of accumulated amortization and depreciation of $19,638,819 and $18,610,317 at March 31, 2007 and December 31, 2006, respectively	17,602,796	18,618,632
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $6,708,134 and $6,431,318 at March 31, 2007 and December 31, 2006, respectively	4,364,495	4,641,311
Debt issuance costs, net of accumulated amortization of $543,206 and $470,213 at March 31, 2007 and December 31, 2006, respectively	1,600,577	1,623,570
Other long-term assets	1,672,239	3,197,403

Total assets	$62,967,308	$72,951,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current portion, long-term debt	$146,061	$146,061
Accounts payable	661,373	1,089,567
Accrued liabilities	5,777,996	7,586,378
Other current liabilities	407,718	255,735

Total current liabilities	6,993,148	9,077,741
Convertible senior notes	75,333,333	75,333,333
Other long-term liabilities	5,831,911	5,933,935
Commitments and contingencies (Note F) STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2007 and December 31, 2006; liquidation value of $31,817,625 at March 31, 2007	316	316
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 45,888,686 and 45,843,751 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	458,887	458,438
Additional paid-in-capital	444,897,525	444,013,527
Accumulated other comprehensive loss	(7,487)	(21,853)
Accumulated deficit	(470,540,325)	(461,843,896)

Total stockholders’ deficit	(25,191,084)	(17,393,468)

Total liabilities and stockholders’ deficit	$62,967,308	$72,951,541

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$2,352,807	$60,187
Operating expenses:
Research and development	(5,962,290)	(8,509,911)
General and administrative	(4,334,752)	(5,875,569)
Restructuring costs	—	(729,170)

Operating loss	(7,944,235)	(15,054,463)
Other income (expense):
Interest expense	(1,227,048)	(737,573)
Interest income	474,854	558,002

Net loss	(8,696,429)	(15,234,034)
Dividends on series A convertible preferred stock	(197,625)	(197,625)

Net loss attributable to common stockholders	$(8,894,054)	$(15,431,659)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.19)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	45,962,041	45,702,369

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,696,429)	$(15,234,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,378,311	1,484,571
Stock-based compensation	1,176,891	(184,801)
Write-down of plant and equipment	—	618,022
Changes in operating assets and liabilities:
Accounts receivable	(194,757)	45,586
Inventories	130,433	54,228
Prepaid expenses	(684,519)	(1,054,437)
Accounts payable	(438,064)	(595,016)
Accrued liabilities and other current liabilities	(1,771,714)	(2,885,882)
Other operating assets and liabilities	(5,478)	104,616

Net cash used in operating activities	(9,105,326)	(17,647,147)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	11,800,000	11,850,000
Purchases of available-for-sale securities	(7,245,672)	(1,015,729)
Investment in AGTC	(165,000)	(75,000)
Proceeds from the sale of limited partner interest in AGTC	1,665,000	—
Purchases of plant and equipment	(12,666)	(35,798)
Decrease in restricted cash	—	1,714,312

Net cash provided by investing activities	6,041,662	12,437,785

Cash flows from financing activities:
Proceeds from exercise of stock options	—	272,109
Proceeds from employee stock purchases	30,366	137,676
Payment of series A convertible preferred stock dividend	(197,625)	(197,625)
Debt issuance costs	(50,000)	—
Payments of long-term debt	—	(1,475,077)

Net cash used in financing activities	(217,259)	(1,262,917)

Net decrease in cash and cash equivalents	(3,280,923)	(6,472,279)
Cash and cash equivalents, beginning of period	24,218,683	33,216,876

Cash and cash equivalents, end of period	$20,937,760	$26,744,597

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note A— Organization and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to in this Quarterly Report on Form 10-Q as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies and products to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product candidate is Oncophage® (vitespen), a patient-specific therapeutic cancer vaccine candidate that has been tested, or is currently being tested, in several cancer indications, including in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma. Oncophage is also being tested in Phase 1 and Phase 2 clinical trials in a range of indications. Our product candidate portfolio also includes: (1) QS-21 Stimulon® adjuvant, an adjuvant used in numerous vaccines including, hepatitis, human immunodeficiency virus (“HIV”), influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis; (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes; and (3) Aroplatin™, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid tumors and B-cell lymphomas. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, and such results indicated that the trial did not meet its primary endpoint. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s Clinical Events Committee revealed that substantially fewer events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); however neither finding was statistically significant. The analysis of the overall survival endpoint is considered an interim assessment. It was unclear why opposing trends were observed between recurrence-free survival and overall survival. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

Based on these results, we implemented a restructuring plan in April 2006 that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including those stated above for Aroplatin and AG-707, and AU-801, a novel preclinical application of our proprietary heat shock protein technology as a treatment for autoimmune disorders. In addition, we terminated part II of our Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia. A combination study of Oncophage and ATRA-IV, a liposomal intravenous formulation of all-trans-retinoic acid, is also on hold. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. To match these priorities, we eliminated 42 positions in April 2006. In September 2006, we temporarily discontinued activities related to AU-801.

On June 5, 2006, we announced the updated results from our Phase 3 trial of Oncophage in metastatic melanoma, and on June 7, 2006, we announced the results of an in-depth analysis of the data from part I of our Phase 3 trial of Oncophage in renal cell carcinoma. Based on these results, we decided to continue to collect data for our Phase 3 trial of Oncophage in renal cell carcinoma before making a decision regarding future pivotal clinical trials or seeking registration of Oncophage.

On July 6, 2006, we entered into expanded license and supply agreements with GlaxoSmithKline Biologicals SA (“GSK”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. QS-21 is a key component included in several proprietary adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we have agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. We will receive payments contingent upon successful milestone achievements and royalties on net sales for a period of at least 10 years after the first commercial sale under the supply agreement. In conjunction with our expanded license and supply agreements with GSK, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million. During the three months ended March 31, 2007, we recognized revenue of $2.1 million related to these payments. Revenue recognized from collaborative agreements like this is based upon the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue from product sales is recognized at the time of product shipment.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

On October 30, 2006, we sold $25.0 million of senior secured convertible notes (“2006 Notes”) to a group of accredited investors. These 2006 Notes are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. Alternatively, the 2006 Notes can be converted into an interest in a wholly owned subsidiary that holds the rights or patents to QS-21 and AG-707. The 2006 Notes bear interest at 8% (an effective rate of 8.15%) payable semiannually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof and mature on August 30, 2011. For further information, refer to Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our consolidated financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current period’s presentation. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

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

We have incurred annual operating losses since inception and, as a result, at March 31, 2007 we had an accumulated deficit of $470.5 million. Our operations have been funded principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at March 31, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. Satisfying our long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

Our lead product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. We are conducting clinical trials in various cancers and in one infectious disease indication. Although we believe our patents, patent rights, and patent applications are valid, the invalidation of our patents or failure of certain of our pending patent applications to issue as patents could have a material adverse effect upon our business. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends, in part, on the success of these parties in performing research and preclinical and clinical testing. We compete with specialized biotechnology companies, major pharmaceutical companies, universities, and research institutions. Many of these competitors have substantially greater resources than we do.

Note B—Net Loss Per Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding and common shares issuable under our directors’ deferred compensation plan. Diluted EPS is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options, stock warrants, the series A convertible preferred stock, the 5.25% convertible senior notes due 2025, and

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the 8% senior secured convertible notes due 2011. Because we have reported a net loss attributable to common stockholders for all periods, diluted loss per common share is the same as basic loss per common share, as the effect of including the outstanding stock options, stock warrants, the Series A convertible preferred stock, the 5.25% convertible senior notes due 2025, and the 8% senior secured convertible notes due 2011 in the calculation would have reduced the net loss per common share. Therefore, shares underlying the 6,231,624 outstanding stock options and nonvested shares, the 8,910 outstanding stock warrants, the 31,620 outstanding shares of series A convertible preferred stock, and the impact of conversion of the 5.25% convertible senior notes due 2025 and the 8% senior secured convertible notes due 2011 are not included in the calculation of diluted net loss per common share.

Note C—Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	March 31, 2007	December 31, 2006
Work in process	$139	$344
Finished goods	169	95

	$308	$439

Note D—Stock-Based Compensation

Stock-based compensation expense includes compensation expense for all stock-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense also includes compensation expense for all stock-based options granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). In addition, we have applied the provisions of SAB No. 107, Share-Based Payment (“SAB No. 107”), in accounting for stock-based compensation in accordance with SFAS No. 123R. SAB No. 107 contains the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies.

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

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of the award is remeasured at each financial statement date until the award is exercised or expires. As of March 31, 2007, stock options to acquire approximately 648,000 shares of common stock are held by non-employee consultants and remained unexercised.

We used the Black-Scholes option pricing model to value options for employee populations, as well as our options granted to members of our Board of Directors. The effects of applying SFAS No. 123R, for purposes of recognizing compensation cost under such pronouncement, may not be representative of the effects on our reported results of operations for future years.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

All stock option grants have a ten-year term and generally vest ratably over two- to four-year periods. The fair value of each option granted is estimated on the date of grant with the following weighted average assumptions.

	Three Months Ended March 31,
	2007	2006
Expected volatility	65%	71%
Expected term in years	5	5
Risk-free interest rate	4.67%	4.63%
Dividend yield	0%	0%

A summary of option activity for the three months ended March 31, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,912,850	$7.17
Granted	98,950	1.91
Forfeited	(197,792)	9.83

Outstanding at March 31, 2007	5,814,008	$7.00	6.94	$692,195

Vested or expected to vest at March 31, 2007	5,039,430	$7.38	6.67	$497,101

Exercisable at March 31, 2007	2,971,340	$9.29	5.28	$5,130

The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $1.30 and $3.11, respectively.

During the first three months of 2007, all options were granted with exercise prices equal to the fair market value of the shares of common stock on the grant date.

As of March 31, 2007, $6.7 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of approximately two years.

As of March 31, 2007, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $314,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk free interest rate, until the outside advisor completes his or her performance under the option agreement.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Beginning with the year ended December 31, 2006, certain employees have been granted nonvested stock. In accordance with SFAS No. 123R, the fair value of nonvested stock is estimated based on the closing sale price of the Company’s common stock on the NASDAQ Global Market on the date of issuance.

A summary of nonvested stock activity for the three months ended March 31, 2007 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	52,670	$4.60
Granted	382,484	1.95
Vested	(14,725)	5.13
Forfeited	(2,813)	2.45

Outstanding at March 31, 2007	417,616	$2.17

As of March 31, 2007, there was $784,000 of unrecognized stock-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted-average period of two years.

We issue new shares upon option exercises, purchases under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), vesting of nonvested stock, and under the Director’s Deferred Compensation Plan. During the three months ended March 31, 2006, 185,660 options were exercised with a weighted average exercise price of $1.47. No options were exercised during the three months ended March 31, 2007. For the three months ended March 31, 2007 and 2006, 19,591 shares and 33,994 shares were issued under the 1999 ESPP, respectively. During the three months ended March 31, 2007, of the 14,725 nonvested shares that vested, 9,689 shares were issued. In addition, 15,629 shares were issued under our Directors’ Deferred Compensation Plan.

The impact on our results of operations from stock-based compensation was as follows (in thousands).

	Three Months Ended March 31,
	2007	2006
Research and development	$461	$(791)
General and administrative	716	606

Total share-based compensation expense	$1,177	$(185)

Note E—Comprehensive Loss

The following table provides the calculation of comprehensive loss for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended March 31,
	2007	2006
Net loss	$(8,696)	$(15,234)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	14	18

Comprehensive loss	$(8,682)	$(15,216)

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note F—Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the court, this motion set forth all “common issues,” i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants. The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the court granted preliminary approval of the settlement. On August 31, 2005, the court issued an order confirming preliminary approval of the settlement. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Antigenics is not one of the test cases, and it is unclear what impact this will have on Antigenics’ case. If the settlement becomes effective, Antigenics anticipates that it will not incur significant out-of-pocket costs, after insurance. Accordingly, an accrual has not been recorded at March 31, 2007.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707, to which we hold the exclusive license. We have filed a response to this opposition. The opposition division of the European Patent Office has subsequently issued a summons to oral proceedings to be held on January 24, 2008, and has issued a preliminary nonbinding opinion that at least claim 1 of the patent is invalid. We believe this patent claims valid subject matter. However, there is no guarantee that we will continue to defend the opposition, that this patent will not be revoked, or that we may not have to amend the claims.

Antigenics and our Chairman and Chief Executive Officer were named as defendants in a purported shareholder class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated (the “Plaintiffs”). The complaint alleged that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as included purported claims for breach of fiduciary duty. On March 14, 2007, the court dismissed the action without prejudice due to the Plaintiffs’ failure to prosecute the action. However, there is the possibility the case could be re-filed.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

We currently are a party, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Note G—Restructurings

In December 2005, we updated our business strategy and refocused our programs and priorities, including the postponement and deceleration of a number of our projects. To match these priorities, we eliminated 65 positions. In addition to severance charges of $990,000 recorded in December 2005 related to the elimination of these positions, we recorded severance charges of $112,000 during the three months ended March 31, 2006. In addition, during the three months ended March 31, 2006, we wrote-off certain assets that were determined to not be required for our updated business strategy. This resulted in additional restructuring charges of $617,000. In April 2006, we commenced the implementation of a plan to further restructure, refocusing our programs and priorities with the goal of conserving cash, and eliminated 42 additional positions. As of December 31, 2006, there was no liability remaining for our restructuring plan.

Note H—License and Supply Agreements

On July 6, 2006, we entered into expanded license and supply agreements with GSK for the use of QS-21 in numerous vaccines. Under the terms of the agreements, we have agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. We will receive payments contingent upon successful milestone achievements and royalties on net sales for a period of at least 10 years after the first commercial sale under the supply agreement. During the three months ended March 31, 2007, we recorded $2.0 million in revenue as a result of the achievement of one of the milestones. We are pursuing the opportunity to enter into a contract manufacturing relationship with a third party in order to meet demand for QS-21 under our license and supply agreements.

Note I—Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold or measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return requiring that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for reporting fair value and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 as of January 1, 2008. We have not yet determined the impact of adoption of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with the option to measure specified financial instruments and certain other items at fair value. We are required to adopt SFAS No. 159 as of January 1, 2008. We have not yet determined the impact of adoption of SFAS No. 159 on our consolidated financial statements.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently researching and/or developing product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our most advanced product candidate, Oncophage® vaccine, a patient-specific therapeutic cancer vaccine. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, marketing, and integration of our acquisitions.

We have incurred significant losses since our inception. As of March 31, 2007, we had an accumulated deficit of $470.5 million. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at March 31, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. In addition, we expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, and such results indicated that the trial did not meet its primary endpoint. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s Clinical Events Committee (“CEC”) revealed that substantially fewer events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); however neither finding was statistically significant. The analysis of the overall survival endpoint is considered an interim assessment. It was unclear why opposing trends were observed between recurrence-free survival and overall survival. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

Based on these results, we implemented a restructuring plan in April 2006 that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphomas, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders. In addition, we terminated part II of our Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia (“CML”). A combination study of Oncophage and ATRA-IV, a liposomal intravenous formulation of all-trans-retinoic acid, was also put on hold. We continue to support and develop our QS-21 Stimulon® adjuvant (“QS-21”) partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. To match these priorities, we eliminated 42 positions in April 2006. In September 2006, we temporarily discontinued activities related to AU-801.

We conducted an in-depth analysis of data from part I of our Phase 3 study of Oncophage in renal cell carcinoma during April and May 2006 and discussed the results with the U.S. Food and Drug Administration (the “FDA”) and a panel of experts in this medical field. On June 7, 2006, we announced the findings of the analysis. With regard to the primary endpoint, recurrence-free survival, this analysis revealed that in a subgroup of better-prognosis patients in the trial, there was a clinically significant improvement (nominal, two-sided P value of 0.018 and hazard ratio of 0.567). The subgroup consisted of 361 patients, or 60% of the 604 patients in the full analysis set (“FAS”) population. As defined by FDA-issued guidance, the FAS is the set of subjects that is as close as possible to the ideal implied by the intention-to-treat principle. It is derived from the set of all randomized subjects by minimal and justified elimination of subjects. In this case, patients with baseline disease, who were not eligible for the trial per protocol, were excluded from the FAS population. In this 361-patient subgroup, patients receiving Oncophage had a 44% decreased risk of recurrence compared with patients in the observation arm.

Overall survival, the secondary endpoint, was also assessed in the 604 patients in the FAS patient population. The analysis, which is interim for the overall survival endpoint, indicated a trend against Oncophage. We believe that the data are likely to have been influenced by missing information from patients who were lost to follow-up or withdrew consent.

We continued to collect data per the protocol through March 2007. We are currently performing updated analyses of recurrence-free survival (utilizing investigator-reported information) and overall survival using all of the data collected in the trial through March 2007. We have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The continued collection of this data may not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval. Guidance received from past discussions with the FDA indicate that further clinical studies must be conducted to demonstrate the efficacy and continued safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application (“BLA”) on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval.

We plan to explore the need for further clinical studies to support approval of Oncophage in ex-U.S. markets. This exploration process may include, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs.

On July 6, 2006, we entered into expanded license and supply agreements with GlaxoSmithKline Biologicals SA (“GSK”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. QS-21 is a key component included in several proprietary adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we have agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. We will receive payments contingent upon successful milestone achievements and royalties on net sales for a period of at least 10 years after the first commercial sale under the supply agreement. In conjunction with our expanded license and supply agreements with GSK, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million.

We have the right to elect to manufacture some of our product candidates, including QS-21, in our own manufacturing facilities. This would require the investment of substantial funds and the recruitment of qualified personnel in order to build or lease and operate new manufacturing facilities. We are pursuing the opportunity to enter into a contract manufacturing relationship with a third party in order to meet demand for QS-21 under our license and supply agreements.

On October 30, 2006, we sold $25.0 million of senior secured convertible notes (“2006 Notes”) to a group of accredited investors. These 2006 Notes are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. Alternatively, the 2006 Notes can be converted into an interest in a wholly owned subsidiary that holds the rights or patents to QS-21 and AG-707. The 2006 Notes bear interest at 8% (an effective rate of 8.15%) payable semiannually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof and mature on August 30, 2011. For further information, refer to Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms. Forward-looking statements include statements about generating royalty revenue from QS-21 in the 2010 timeframe, our timelines for performing and completing research, preclinical studies and clinical trials, timelines for releasing data from clinical trials, timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials and regulatory processes, expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings and meetings with regulatory authorities, the sufficiency of our clinical trials in renal cell carcinoma and melanoma, or subgroup analyses of data from these trials, to support a BLA for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans for restructuring, plans to accelerate, decelerate, postpone, discontinue, or resume clinical programs, and reduction of our net cash burn (cash used in operating activities plus cash from investing activities less debt repayments and dividend payments), plans for sales and marketing, implementation of corporate strategy, and future financial performance. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that the subgroup analyses of our Oncophage clinical trials do not predict survival or efficacy of the product in future studies or use of Oncophage; that we may be unable to obtain the regulatory authorization necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory review or approval necessary to commercialize our product candidates because the FDA or other regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our strategic licenses and partnering collaborations may not meet expectations; manufacturing problems may cause product development and launch delays and unanticipated costs; our ability to raise additional capital; our ability to attract and retain key employees; changes in financial markets, regulatory requirements, and geopolitical developments; and the solvency of counter parties under material agreements, subleases, and general real estate risks.

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

Oncophage® and Stimulon® are registered trademarks of Antigenics and Aroplatin™ is a trademark of Antigenics. All rights reserved.

Historical Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue: We generated $2.4 million and $60,000 of research and development revenue during the three months ended March 31, 2007 and 2006, respectively. Revenues from research and development activities include revenues earned on shipments of QS-21 to our QS-21 licensees, license fees earned, and in 2007, $2.0 million earned for the achievement of a milestone related to the transfer of manufacturing technologies to GSK.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners and clinical research organizations. Research and development expense decreased 30% to $6.0 million for the three months ended March 31, 2007 from $8.5 million for the three months ended March 31, 2006. The decrease was partially due to a $1.4 million reduction in payroll and personnel related expenses due mainly to the workforce reduction in April 2006. There was an additional decrease of $1.5 million in our clinical trial-related expenses due to our restructuring plan and temporary discontinuance of late-stage clinical programs. Other expenses decreased $858,000 due to fewer ongoing projects and cost containment efforts. These reductions were partially offset by an increase in non-cash, stock-based compensation expense of $1.3 million recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”).

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 26% to $4.3 million for the three months ended March 31, 2007 from $5.9 million for the three months ended March 31, 2006. This decrease is a reflection of our cost-cutting efforts. Specific cost reductions included an $821,000 reduction in payroll and personnel related expenses due mainly to the workforce reduction in April 2006, as well as a reduction in professional fees of $500,000, and other expenses of $330,000. These reductions were partially offset by an increase in non-cash, stock-based compensation expense of $110,000 recorded in accordance with SFAS No. 123R.

Restructuring Costs: In December 2005, we updated our business strategy and refocused our programs and priorities, including the postponement and deceleration of a number of our projects. To match these priorities, we eliminated 65 positions. In addition to severance charges recorded in December 2005 related to the elimination of these positions, we recorded severance charges of $112,000 during the three months ended March 31, 2006. During the three months ended March 31, 2006, we also wrote-off certain assets that were determined to not be required for our updated business strategy. This resulted in additional restructuring charges of $617,000, for a total of $729,000 in restructuring charges during the three months ended March 31, 2006.

Interest Expense: Interest expense increased 66% to $1.2 million for the three months ended March 31, 2007 from $738,000 for the three months ended March 31, 2006. This increase relates primarily to interest on our 2006 Notes due 2011 that were sold on October 30, 2006.

Interest Income: Interest income decreased 15% to $475,000 for the three months ended March 31, 2007 from $558,000 for the same period in 2006. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate increased from 4.2% for the three months ended March 31, 2006 to 5.2% for the three months ended March 31, 2007.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs. During the first quarter of 2007, these research and development programs consisted largely of Oncophage, AG-707, Aroplatin, and QS-21, as indicated in the following table (in thousands).

Research and Development Program	Product	Three Months Ended March 31, 2007	Year Ended December 31,				Prior to 2003	Total
			2006	2005	2004	2003
Heat Shock Proteins for Cancer	Oncophage & AG-858	$3,749	$20,468	$37,836	$35,462	$40,052	$91,121	$228,688
Heat Shock Proteins for Infectious Diseases	AG-702/707	650	1,986	3,001	2,682	2,376	4,068	14,763
Liposomal Cancer Treatments*	Aroplatin	1,124	2,534	3,214	1,112	1,263	3,503	12,750
Vaccine Adjuvant**	QS-21	257	1,856	310	264	301	3,956	6,944
Other Research and Development Programs		182	1,799	2,719	2,198	2,272	7,550	16,720

Total Research and Development Expenses		$5,962	$28,643	$47,080	$41,718	$46,264	$110,198	$279,865

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include payroll and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our most advanced product candidate, Oncophage, is subject to further evaluation and uncertainty, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when material cash inflows are likely to commence. Our collaborations involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, our entering into a successful contract manufacturing relationship to meet collaborative partner or licensee demand, and our collaborative partners or licensees obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

Product Development Portfolio

Below is a table showing the status of our clinical trials.

Product	Phase 3	Phase 2	Phase 1/2
Trials Currently Enrolling Patients:

AG-707			Genital herpes

Aroplatin			Solid tumors and B-cell lymphomas

Oncophage			Glioma (b)

Trials Closed to Enrollment or Completed:

Oncophage	Renal cell carcinoma Part I (a)	Colorectal cancer	Pancreatic cancer

	Renal cell carcinoma Part II (a)(c)	Non-Hodgkin’s lymphoma (“NHL”)	Metastatic melanoma (d)
	Metastatic melanoma (a)	Gastric cancer
Metastatic renal cell carcinoma
Lung cancer
Metastatic melanoma

Oncophage and ATRA-IV			Renal cell carcinoma (d)

AG-858		CML (a)(c)

Aroplatin		Colorectal cancer	Solid tumors

(a)	Multicenter trials conducted in the U.S., as well as internationally.
(b)	Investigator sponsored trial.
(c)	Trial has been terminated.
(d)	Initiation of this study is on hold.

Oncophage

We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, we have treated over 750 cancer patients with Oncophage in our clinical trials. Because Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor, it may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. We also announced the termination of part II of the trial. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s CEC revealed that substantially fewer events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); however neither finding was statistically significant. The analysis of the overall survival endpoint is considered an interim assessment. It was unclear why opposing trends were observed between recurrence-free survival and overall survival. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

We conducted an in-depth analysis of data from part I of our Phase 3 study of Oncophage in renal cell carcinoma during April and May 2006 and discussed the results with the FDA and a panel of experts in this medical field. On June 7, 2006, we announced the findings of the analysis. With regard to the primary endpoint, recurrence-free survival, this analysis revealed that in a subgroup of better-prognosis patients in the trial, there was a clinically significant improvement (nominal, two-sided P value of 0.018 and hazard ratio of 0.567). The subgroup consisted of 361 patients, or 60% of the 604 patients in the FAS population. In this 361-patient subgroup, patients receiving Oncophage had a 44% decreased risk of recurrence compared with patients in the observation arm.

Overall survival, the secondary endpoint, was also assessed in the 604 patients in the FAS patient population. The analysis, which is interim for the overall survival endpoint, indicated a trend against Oncophage. We believe that the data are likely to have been influenced by missing information from patients who were lost to follow-up or withdrew consent.

Because the evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval.

We continued to collect data per the protocol through March 2007. We are currently performing updated analyses of recurrence-free survival (utilizing investigator-reported information) and overall survival using all of the data collected in the trial through March 2007. We have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The continued collection of this data may not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval. Guidance received from past discussions with the FDA indicate that further clinical studies must be conducted to demonstrate the efficacy and continued safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval.

We plan to explore the need for further clinical studies to support approval of Oncophage in ex-U.S. markets. This exploration process may include, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs.

During the quarter ended September 30, 2004, we completed enrollment of our Phase 3 trial in metastatic melanoma. Our overall manufacturing success rate for this trial was approximately 70%, and as a result during 2004 we indicated that we did not believe this trial would qualify as registrational. In October 2005, we announced preliminary survival data from this trial and updated findings were presented on June 5, 2006 at the 39th annual meeting of the American Society of Clinical Oncology (“ASCO”) meeting. Overall, patients in the intent-to-treat Oncophage arm (M1a, b, and c combined categories as defined by the American Joint Committee on Cancer (“AJCC”)) fared similarly to those in the physician’s choice arm in terms of survival, the primary endpoint. In a subgroup of patients who received at least 10 injections of Oncophage, overall median survival increased by approximately 29% in the Oncophage treated arm as compared with those in the physician’s choice treatment arm (16.5 months versus 12.8 months). These findings also noted that in a subgroup of randomized stage IV M1a and M1b combined patients who received at least 10 doses of Oncophage vaccine, median survival increased by approximately 143% in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (31.2 months versus 12.8 months; nominal, one-sided P value of 0.017 and hazard ratio of 0.452). This analysis was not pre-specified. The physician’s choice treatment arm included the current array of therapies such as chemotherapeutics, biological agents, and/or surgery. This overall survival analysis of the primary endpoint on an intent-to-treat basis was not statistically significant.

AG-858

In December 2002, we reported interim data from a pilot Phase 1 clinical trial conducted at the University of Connecticut School of Medicine using HSPPC-70, a purified HSP70 and its associated antigens, for the treatment of CML. In April 2003, we initiated a Phase 2 trial in CML combining AG-858, our HSP70-based product candidate, with Gleevec® (imatinib mesylate, Novartis) in patients with CML unresponsive to medical treatment with Gleevec. In May 2004, we voluntarily placed enrollment of this study on hold to modify the cell collection procedure. The study resumed on July 24, 2004. Effective April 7, 2006, the study was terminated due to a change in our corporate priorities.

AG-707

The first potential off-the-shelf application of our HSP technology, AG-707, is an investigational therapeutic vaccine product candidate directed at the virus that causes genital herpes (herpes simplex virus-2, or HSV-2). We initiated a proof-of principle Phase 1 trial for AG-702, a monovalent (single-antigen) vaccine and predecessor to AG-707, in the fourth quarter of 2001. AG-707 is a multivalent vaccine containing multiple synthetic HSV-2 peptides. Based on the results of completed toxicology studies and other preclinical activities, we submitted to the FDA an investigational new drug application for AG-707 during the second quarter of 2005 and in October 2005, initiated a Phase 1 clinical trial of AG-707. We do not anticipate further developing AG-702, given that AG-707 has a potential to benefit a larger number of patients with genital herpes.

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

We have developed a new formulation of Aroplatin to enhance its pharmacological (drug reaction) activity. We initiated a Phase 1, dose-escalation trial of Aroplatin in solid tumors and B-cell lymphomas in October 2005. This study is currently enrolling patients.

QS-21

On July 6, 2006, we entered into expanded license and supply agreements with GSK for the use of QS-21, an investigational adjuvant used in numerous vaccines. QS-21 is a key component included in several proprietary adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we have agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. We will receive payments contingent upon successful milestone achievements, and royalties on net sales for a period of at least 10 years after the first commercial sale under the supply agreement. We are pursuing the opportunity to enter into a contract manufacturing relationship with a third party in order to meet demand for QS-21 under our license and supply agreements.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $470.5 million as of March 31, 2007. We expect to incur significant losses over the next several years if we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through March 31, 2007, we have raised aggregate net proceeds of $424.6 million through the sale of equity, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. At March 31, 2007, we had debt outstanding of $75.5 million, including $25.3 million of 8% senior secured convertible notes maturing August 30, 2011 and $50.0 million of 5.25% convertible senior notes maturing February 20, 2025.

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

We believe, based on our current plans and activities, that our working capital resources at March 31, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. However, we plan to attempt to raise additional funds prior to that time. In order to fund our operations through 2008 and beyond, we will need to raise additional funds and may attempt to do so by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II—Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $44.9 million over the term of the studies. Through March 31, 2007, we have expensed $44.8 million as research and development expenses and $43.0 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services.

We have entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid through March 31, 2007. The actual amounts we pay out related to these agreements, if any, will depend on a range of factors outside of our control, including the success of our preclinical and clinical development efforts with respect to product candidates being developed which incorporate patents, the content and timing of decisions made by the United States Patent and Trademark Office, the FDA, and other regulatory authorities, the existence and scope of third-party intellectual property, the reimbursement and competitive landscape around such products, and other factors affecting operating results. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity will be required to exercise our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at March 31, 2007 were $32.3 million, a decrease of $7.8 million from December 31, 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million. During the three months ended March 31, 2007, we used cash primarily to finance our operations. Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $9.1 million and $17.6 million, respectively. The decrease resulted primarily from steps taken in April 2006, when we implemented a restructuring plan that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphomas, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders (in September 2006, we temporarily discontinued activities related to AU-801). We also terminated part II of our Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of CML. A combination study of Oncophage and ATRA-IV was also put on hold. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. To match these priorities, we eliminated 42 positions. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, market acceptance of such product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II—Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash provided by investing activities for the three months ended March 31, 2007 was $6.0 million as compared to $12.4 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we had net maturities of $4.6 million of short-term investments compared with $10.8 million during the three months ended March 31, 2006. We received $1.7 million during the three months ended March 31, 2006 from the release of restrictions on our restricted cash balance. As of December 31, 2006, we did not have any restricted cash.

During December 2006, we entered into a formal plan to sell our limited partner interest in Applied Genomic Technology Capital Fund (“AGTC”), identified potential buyers, and received offers. On January 9, 2007, we contributed the final capital call of $165,000 to AGTC and on February 2, 2007, we completed the sale of our limited partner interest in AGTC to an accredited investor and received $1.7 million. We made a capital contribution of $75,000 to AGTC during the three months ended March 31, 2006.

Net cash used in financing activities was $217,000 for the three months ended March 31, 2007 as compared to $1.3 million for the three months ended March 31, 2006. During the three months ended March 31, 2006, exercises of stock options totaled $272,000. No options were exercised during the three months ended March 31, 2007. During the three months ended March 31, 2007 and 2006, proceeds from our employee stock purchase plan totaled $30,000 and $138,000, respectively. Dividends paid on our series A convertible preferred stock totaled $198,000 during both periods. Long-term debt of $1.5 million was repaid during the three months ended March 31, 2006. There were no repayments of long-term debt during the three months ended March 31, 2007.

On October 30, 2006, we sold $25.0 million of our 2006 Notes to a group of accredited investors. These 2006 Notes are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. Alternatively, the 2006 Notes can be converted into an interest in a wholly owned subsidiary that holds the rights or patents to QS-21 and AG-707. The 2006 Notes bear interest at 8% (an effective rate of 8.15%) payable semiannually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof and mature on August 30, 2011. During the three months ended March 31, 2007, we paid $50,000 of debt issuance costs related to the issuance of the 2006 Notes.

Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC has exercised its option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive rental income of $797,000 during the remainder of 2007, $1.0 million in 2008, $1.0 million in 2009, and $750,000 in 2010. The collection of this income, however, is subject to uncertainty.

We are currently involved in certain legal proceedings as detailed in Note F to our unaudited condensed consolidated financial statements. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Related Parties

We have invested $3.0 million in a limited partnership, AGTC. The general partner of AGTC is AGTC Partners, L.P. The management company for AGTC is NewcoGen Group Inc., which is a wholly owned subsidiary of Flagship Venture Management, Inc. (“Flagship”). Noubar Afeyan, Ph.D., who is one of our directors, is the Managing Partner and Chief Executive Officer of Flagship. During December 2006, we entered into a formal plan to sell our limited partner interest in AGTC, identified potential buyers, and received offers. On February 2, 2007, we completed the sale of our limited partner interest in AGTC to an accredited investor and received $1.7 million.

In March 1995, we entered into a consulting agreement with Dr. Pramod Srivastava, our scientific founder and one of our directors, and upon its expiration in March 2006, we entered into a new consulting agreement (the “Agreement”), effective March 28, 2006, with Dr. Srivastava. The Agreement with Dr. Srivastava has an initial term of five years and is automatically extended for successive terms of one year unless either party notifies the other at least 90 days prior to the expiration of the original or any extension term that the Agreement is not to be extended. The Agreement may be terminated without cause by us during its term, subject to the payment of compensation for twelve months at the then current rate provided for under the Agreement. In exchange for the timely performance of services, as defined in the Agreement, Dr. Srivastava is entitled to receive compensation to be established by the Compensation Committee of the Antigenics Board of Directors. For the twelve-month period ending March 31, 2008, Dr. Srivastava will receive $50,000. Dr. Srivastava is also eligible to receive an annual bonus and stock options at the discretion of the Compensation Committee of our Board of Directors.

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

Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007. In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for our judgment in its application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as our critical accounting policies.

Research and Development—Clinical Study Accruals

Research and development costs are expensed as incurred and were $6.0 million and $8.5 million for the three months ended March 31, 2007 and 2006, respectively. Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners and clinical study partners. We account for our clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost based on estimates of when the patient receives treatment, beginning when the patient enrolls in the trial. Research and development expenses also include all expenses related to any grant revenue recognized, as well as the cost of clinical trial materials shipped to our research partners. This estimated cost includes payments to the trial site and patient-related costs, including laboratory costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, and the length of the treatment period for each patient. As we become aware of the actual costs, we adjust our accrual; such a change in estimate may be a material change in our clinical study accrual, which could also materially affect our results of operations. There were no changes to our estimates during the year ended December 31, 2006 or during the first three months of 2007. Clinical study costs included in accrued liabilities on our consolidated balance sheets were $1.8 million and $1.9 million at March 31, 2007 and December 31, 2006, respectively. Clinical study costs that are subject to estimation and included in research and development expenses were $140,000 and $232,000 for the three months ended March 31, 2007 and 2006, respectively. We believe the effects of reasonably likely changes in the key assumptions underlying the clinical study cost estimates would not likely have a material effect on the consolidated financial statements.

Investments

We classify investments in marketable securities at the time of purchase. At March 31, 2007, all marketable securities are classified as available-for-sale and as such, changes in the fair value of the securities are reported as a separate component of accumulated other comprehensive loss until realized. If we were to classify future investments as trading securities rather than available-for-sale, our financial results would be subject to greater volatility. If declines in the fair value of available-for-sale securities are determined to be other than temporary, such losses would be recorded in the consolidated statement of operations.

Revenue Recognition

Revenue from product sales is recognized at the time of product shipment. Periodically, we enter into collaborative agreements that, among other things, grant to our partners certain development and commercialization rights related to potential products. Revenue under these arrangements typically includes up-front non-refundable fees, milestone payments upon occurrence of certain events, and royalties on product sales, if ever. Revenue recognized from collaborative agreements is based upon the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”) and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).

We recognize non-refundable up-front license fees as revenue when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and there are no further performance obligations under the license agreement. Multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF No. 00-21. Up-front license payments are recognized as revenue upon the delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the license is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations is not determinable, the arrangement is then accounted for as a single unit of accounting and the up-front license payments are recognized as revenue over the estimated period of when the performance obligations are performed. When it is determined that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are expected to be completed. In conjunction with our expanded license and supply agreements with GSK, we received a $3.0 million up-front non-refundable payment in July 2006. In accordance with the requirements of SAB No. 104, revenue relating to this payment was deferred and is being recognized on a straight-line basis through December 31, 2014.

Collaborations may also contain milestone payments. We recognize milestone payments as revenue upon achievement of the milestone only if the milestone event is deemed to be substantive after considering all of the following conditions: 1) the milestone payment is non-refundable; 2) the achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; 3) substantive effort is involved in achieving the milestone; (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and 5) a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. In February 2007, accordingly, we achieved a substantive milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million, which has been recognized as revenue.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Our results of operations for the three months ended March 31, 2007 and March 31, 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the three months ended March 31, 2007, we recorded a net charge of $1.2 million related to stock-based compensation, of which a charge of $461,000 is included in research and development expense and a charge of $716,000 is included in general and administrative expense. During the three months ended March 31, 2006, we recorded a net credit of $185,000 related to stock-based compensation, of which a credit of $791,000 is included in research and development expense and a charge of $606,000 is included in general and administrative expense. Stock-based compensation expense includes compensation expense for all stock-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation. In addition, stock-based compensation expense includes compensation expense for all stock-based options granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB No. 107”), which contained the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in accounting for stock-based compensation in accordance with SFAS No. 123R. See Note D of the notes to our unaudited condensed consolidated financial statements for a further discussion on stock-based compensation.

Stock options granted to certain non-employees have been accounted for based on the fair-value method of accounting in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. Effective January 1, 2006, under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of vested options issued to non-employees is remeasured each reporting period, until the options are exercised or expire.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold or measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return requiring that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for reporting fair value and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 as of January 1, 2008. We have not yet determined the impact of adoption of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with the option to measure specified financial instruments and certain other items at fair value. We are required to adopt SFAS No. 159 as of January 1, 2008. We have not yet determined the impact of adoption of SFAS No. 159 on our consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2006, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. Further, we do not expect our market risk exposures to change in the near term.

We had cash, cash equivalents, and short-term investments at March 31, 2007 of $32.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at March 31, 2007. However, we are subject to investment risk.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the Company can meet its disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707, to which we hold the exclusive license. We have filed a response to this opposition. The opposition division of the European Patent Office has subsequently issued a summons to oral proceedings to be held on January 24, 2008, and has issued a preliminary nonbinding opinion that at least claim 1 of the patent is invalid. We believe this patent claims valid subject matter. However, there is no guarantee that we will continue to defend the opposition, that this patent will not be revoked, or that we may not have to amend the claims.

Antigenics and our Chairman and Chief Executive Officer were named as defendants in a purported shareholder class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated (the “Plaintiffs”). The complaint alleged that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as included purported claims for breach of fiduciary duty. On March 14, 2007, the court dismissed the action without prejudice due to the Plaintiffs’ failure to prosecute the action. However, there is the possibility the case could be re-filed.

We currently are a party, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

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

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may become insolvent and be unable to continue our operations.

From our inception through March 31, 2007, we have generated net losses totaling $470.5 million. Our net losses for the three months ended March 31, 2007 and for the year ended December 31, 2006 were $8.7 million and $51.9 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, and continue development of our technologies. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to enter into strategic licensing and partnering relationships and/or commercialize our product candidates. If we incur operating losses for longer than we expect, or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

On March 31, 2007, we had $32.3 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at March 31, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. However, we plan to attempt to raise additional funds prior to that time. For the three months ended March 31, 2007, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was $3.0 million. Total capital expenditures for the three months ended March 31, 2007 were $13,000. We do not anticipate significant capital expenditures during the remainder of 2007. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. In order to finance these expenditures, as well as future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of March 31, 2007, our total long-term debt, excluding the current portion, was $75.3 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

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

To date, we have had negative cash flow from operations. For the three months ended March 31, 2007 and for the year ended December 31, 2006, net cash used in operating activities was $9.1 million and $44.9 million, respectively. Excluding our 8% senior secured convertible notes, which mature in 2011 and for which we may elect to pay the interest in cash or additional notes, at our option, and for which the outstanding balance at maturity may be paid in cash or in common stock, subject to certain limitations, and assuming no additional interest-bearing debt is incurred and none of our notes are converted, redeemed, repurchased, or exchanged, our interest payments will be $1.3 million during the remainder of 2007 and $2.6 million annually during 2008 and thereafter until maturity.

Because part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint, this trial would generally not be sufficient to support a BLA for product approval, and we would generally not expect to generate product revenue from sales of Oncophage until after the completion of additional clinical studies that demonstrate the efficacy and continued safety of Oncophage and the achievement of regulatory approval.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s CEC revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); however neither finding was statistically significant. The analysis of the overall survival endpoint is considered an interim assessment. It was unclear why opposing trends were observed between recurrence-free survival and overall survival. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

We continued to collect data per the protocol through March 2007. We are currently performing updated analyses of recurrence-free survival (utilizing investigator-reported information) and overall survival using all of the data collected in the trial through March 2007. We have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The continued collection of this data may not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval. Guidance received from past discussions with the FDA indicate that further clinical studies must be conducted to demonstrate the efficacy and continued safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval.

We plan to explore the need for further clinical studies to support approval of Oncophage in ex-U.S. markets. This exploration process may include, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs. We may not be able to secure additional financing to continue our clinical studies. If we cannot secure additional financing, we may become insolvent.

The FDA has previously told us that part I of our Phase 3 trial in renal cell carcinoma, by itself, will not be sufficient to support a BLA for product approval in this indication. Unless the FDA changes its position, and because of the results from part I, we do not expect the results of part I alone will support a future BLA that we ultimately may file with the FDA in this indication.

On September 3, 2003, the FDA placed our Phase 3 Oncophage clinical trials in renal cell carcinoma and in melanoma on partial clinical hold. The FDA’s written correspondence instituting the partial clinical hold indicated that Oncophage was not sufficiently characterized. On October 22, 2003, we submitted to the FDA additional specifications for purity, identity, potency, and pH, which represent product characterization data, and on November 23, 2003, the FDA lifted the partial clinical hold. Even though the FDA lifted the partial clinical hold, the FDA informed us that, for purposes of part I of our Phase 3 trial in renal cell carcinoma and our Phase 3 trial in melanoma, Oncophage has been insufficiently characterized and that the results obtained with an insufficiently characterized product could not be used to provide efficacy data in support of a BLA. The FDA deemed the Oncophage provided to patients before December 2003 to be insufficiently characterized because it had not prospectively undergone the full battery of tests required for drugs used in pivotal trials. Some of these tests, such as potency assays, were not fully developed until after September 2003. The imposition of the partial clinical hold prevented us from enrolling new patients in our Phase 3 clinical trials between September 3, 2003 and November 21, 2003. We believe that we addressed the comments the FDA raised in connection with the partial clinical hold. After the clinical hold was lifted, the FDA asked us to implement the use of potency assays to release vaccine lots for all trials of Oncophage, including our Phase 3 trials. Subsequently, we submitted, during 2004, our validation package to the FDA for the potency assays, and in May 2005 we successfully concluded discussions with the FDA on this matter. Validation of the assays refers, in general terms, to establishing the robustness and reproducibility of the assays on an ongoing basis and under various different conditions to demonstrate that the potency assays work consistently. The potency assays have been used to test product administered since December 2003, and we have performed tests on frozen stored portions of product administered to patients prior to December 2003. This data will be submitted to the FDA as part of any BLA filing for Oncophage. We believe we have addressed all product characterization issues raised by the FDA to date.

Because the FDA indicated that, by itself, part I of our Phase 3 clinical trial in renal cell carcinoma was not sufficient to support a BLA filing, we expanded our clinical development plan by initiating a part II to this Phase 3 trial in a similar patient population. The FDA agreed with this registration plan, which was comprised of two components — part I and part II.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s CEC revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); however neither finding was statistically significant. The analysis of the overall survival endpoint is considered an interim assessment. It was unclear why opposing trends were observed between recurrence-free survival and overall survival. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

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

We continued to collect data per the protocol through March 2007. We are currently performing updated analyses of recurrence-free survival (utilizing investigator-reported information) and overall survival using all of the data collected in the trial through March 2007. We have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The continued collection of this data may not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval. Guidance received from past discussions with the FDA indicate that further clinical studies must be conducted to demonstrate the efficacy and continued safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval.

We plan to explore the need for further clinical studies to support approval of Oncophage in ex-U.S. markets. This exploration process may include, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs. We may not be able to secure additional financing to continue our clinical studies. If we cannot secure additional financing, we may become insolvent.

Because we expect additional Phase 3 clinical trials of Oncophage in the treatment of melanoma will be required prior to submitting a BLA for this indication, we may not commercialize Oncophage in this indication for several years, if ever.

During the quarter ended September 30, 2004, we completed enrollment of our Phase 3 trial in metastatic melanoma. Our overall manufacturing success rate for this trial was approximately 70%, and as a result during 2004 we indicated that we did not believe this trial would qualify as registrational. In October 2005, we announced preliminary survival data from this trial, and updated findings were presented on June 5, 2006 at the ASCO meeting. Overall, patients in the intent-to-treat Oncophage arm (M1a, b, and c combined categories as defined by the AJCC) fared similarly to those in the physician’s choice arm in terms of survival, the primary endpoint. In a subgroup of patients who received at least 10 injections of Oncophage, overall median survival increased by approximately 29% in the Oncophage-treated arm as compared with those in the physician’s choice treatment arm (16.5 months versus 12.8 months). These findings also noted that in a subgroup of randomized stage IV M1a and M1b combined patients, who received at least 10 doses of Oncophage vaccine, median survival increased by approximately 143% in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (31.2 months versus 12.8 months; nominal, one-sided P value of 0.017 and hazard ratio of 0.452). This analysis was not pre-specified. The physician’s choice treatment arm included the current array of therapies such as chemotherapeutics, biological agents, and/or surgery. This overall survival analysis of the primary endpoint on an intent-to-treat basis was not statistically significant.

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

The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients that were not pre-specified in these studies. While the data might be suggestive of treatment effect, the results cannot be expected, alone, to support registration or approval of Oncophage. While the data provide important evidence that is useful for physicians in designing and conducting future clinical trials, additional evidence may be required to recruit physicians for future clinical research.

We expect our commercial launch of Oncophage to be delayed, and it may be prevented, which would diminish our business prospects.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s CEC revealed that a substantially smaller number of events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (the study’s primary endpoint), and a trend against Oncophage for overall survival (a secondary endpoint); however neither finding was statistically significant. The analysis of the overall survival endpoint is considered an interim assessment. It was unclear why opposing trends were observed between recurrence-free survival and overall survival. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

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

We continued to collect data per the protocol through March 2007. We are currently performing updated analyses of recurrence-free survival (utilizing investigator-reported information) and overall survival using all of the data collected in the trial through March 2007. We have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The continued collection of this data may not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval. Guidance received from past discussions with the FDA indicate that further clinical studies must be conducted to demonstrate the efficacy and continued safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval.

We plan to explore the need for further clinical studies to support approval of Oncophage in ex-U.S. markets. This exploration process may include, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs. We may not be able to secure additional financing to continue our clinical studies. If we cannot secure additional financing, we may become insolvent.

During the quarter ended September 30, 2004, we completed enrollment of our Phase 3 trial in metastatic melanoma. Our overall manufacturing success rate for this trial was approximately 70%, and as a result during 2004 we indicated that we did not believe this trial would qualify as registrational. In October 2005, we announced preliminary survival data from this trial, and updated findings were presented on June 5, 2006 at the ASCO meeting. Overall, patients in the intent-to-treat Oncophage arm (M1a, b, and c combined categories as defined by the AJCC) fared similarly to those in the physician’s choice arm in terms of survival, the primary endpoint. In a subgroup of patients who received at least 10 injections of Oncophage, overall median survival increased by approximately 29% in the Oncophage-treated arm as compared with those in the physician’s choice treatment arm (16.5 months versus 12.8 months). These findings also noted that in a subgroup of randomized stage IV M1a and M1b combined patients, who received at least 10 doses of Oncophage vaccine, median survival increased by approximately 143% in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (31.2 months versus 12.8 months; nominal, one-sided P value of 0.017 and hazard ratio of 0.452). This analysis was not pre-specified. The physician’s choice treatment arm included the current array of therapies such as chemotherapeutics, biological agents, and/or surgery. This overall survival analysis of the primary endpoint on an intent-to-treat basis was not statistically significant. As we have previously stated, we believe this study will not, by itself support a BLA filing.

The drug development and approval process is uncertain, time-consuming, and expensive.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is also a long, expensive, and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful.

Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. To date, the FDA has not approved any therapeutic cancer vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. The partial clinical hold that the FDA had placed, and subsequently lifted, on our Phase 3 Oncophage clinical trials primarily related to product characterization issues. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We have also initiated communications with regulatory health authorities in other jurisdictions to discuss requirements for the approval of Oncophage in renal cell carcinoma. As of March 31, 2007, we have spent approximately 12 years and $228.7 million on our research and development program in heat shock proteins for cancer.

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

We may not complete our planned preclinical studies or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our product candidates. The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile, among other considerations. Because we rely on third-party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third-party clinical investigators or contract research organizations are adversarial. The timing and success of our clinical trials, in particular, are also dependent on the FDA and other regulatory agencies accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. If we are unable to satisfy the FDA and other regulatory agencies with such matters, including the specific matters noted above, or our clinical trials yield inconclusive or negative results, we will be required to modify or expand the scope of our clinical studies or conduct additional studies to support BLA filings. In addition, the FDA may request additional information or data that is not readily available. Delays in our ability to respond to such an FDA request would delay, and failure to adequately address all FDA concerns would prevent, our commercialization efforts.

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

Furthermore, regulatory authorities, including the FDA, may have varying interpretations of our preclinical study and clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Any delays or difficulties in obtaining regulatory approvals or clearances for our product candidates may:

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

Even if we do receive regulatory approval for our product candidates, the FDA or international regulatory authorities will generally impose limitations on the indicated uses for which our products may be marketed, or subsequently withdraw approval, or may take other actions against us or our products adverse to our business.

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

We have encountered in the past, and may encounter in the future, delays in initiating trial sites and in enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approvals. If we fail to enroll a sufficient number of patients in clinical trials, the trials may fail to demonstrate the efficacy of a product candidate at a statistically significant level. While such trials may help support our efforts to obtain marketing approval, they generally would not, by themselves, be sufficient for obtaining approval. In our cancer trials, enrollment difficulties may arise due to many factors, including the novel nature of our product candidates such as Oncophage, the identification of patients’ meeting the specific criteria for inclusion in our trials, the speed by which participating clinical trial sites review our protocol and allow enrollment, and any delay in contract negotiations between us and the participating clinical trial sites. In addition, we may encounter problems in our clinical trials due to increased pharmaceutical industry demand for clinical trial patients, as well as limited patient availability due to the advanced disease state of the target patient population. Even if our patient enrollment is adequate, patients may die during a clinical trial if their disease is too advanced or because they experience problems that may be unrelated to the product candidate. A high dropout rate in a trial may undermine the ability to gain statistically significant data from the study.

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

While some other biotechnology companies have negotiated large collaborations, we may not be able to negotiate any agreements with terms that replicate the terms negotiated by those other companies. We may not, for example, obtain significant up-front payments or substantial royalty rates. Some larger companies are skeptical of the commercial potential and profitability of a patient-specific product candidate like Oncophage or early-stage products like Aroplatin and AG-707. If we fail to enter into such collaboration agreements, our efforts to develop and/or commercialize Oncophage, Aroplatin, or AG-707 may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on sales of additional securities to fund our operations. Sales of additional equity securities may substantially dilute the ownership of existing stockholders.

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

These development activities frequently fail to produce marketable products. For example, in August 2006, Pharmexa A/S announced a decision to cease dosing patients in their Phase 2 clinical trial of their HER-2 Protein AutoVac™ breast cancer vaccine containing our QS-21 adjuvant, after it was determined that the trial was unlikely to meet its primary endpoint. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of collaborative agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing the programs or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. As a result of these factors, our strategic collaborations may not yield revenue. In addition, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities and could limit financial resources available for investment in manufacturing capacity expansion.

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

We have successfully manufactured product for 100%, 10 of 10, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 21 of 22, of the patients randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our clinical trials to date, we have been able to manufacture Oncophage from 87% of the tumors delivered to our manufacturing facility; for non-metastatic renal cell carcinoma, 92%; for melanoma, 70%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; and for pancreatic cancer, 46%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase 1 pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type, which was previously 30%, to 46%.

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

Currently, we manufacture Oncophage and AG-707 in our own manufacturing facility. Because Oncophage is a patient-specific biologic, it requires product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the vaccine and result in production failures. AG-707 is also a complex product requiring current Good Manufacturing Practices (“cGMP”) for the manufacture and release of a recombinant protein and a large number of peptides. In order to prepare additional AG-707 to support future clinical trials, Antigenics will have to manufacture or have manufactured both of these critical raw materials.

We have the right to elect to manufacture QS-21 and Aroplatin in our own manufacturing facility as well. If we choose to do so, the investment of substantial funds and the recruitment of qualified personnel would be required in order to build or lease and operate new manufacturing facilities. In order to continue to support QS-21 programs and Aroplatin development, apply for regulatory approvals, and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely and expect to continue to rely upon third parties, potentially including our collaborators, to produce materials required for preclinical studies and clinical trials and for these product candidates. In addition, we are pursuing the opportunity to enter into a contract manufacturing relationship with a third party in order to meet demand for QS-21 under our license and supply agreements. A number of factors could cause production interruptions at our manufacturing facility or our contract manufacturers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if programs do not progress as planned.

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

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707, to which we hold the exclusive license. We have filed a response to this opposition. The opposition division of the European Patent Office has subsequently issued a summons to oral proceedings to be held on January 24, 2008, and has issued a preliminary nonbinding opinion that at least claim 1 of the patent is invalid. We believe this patent claims valid subject matter. However, there is no guarantee that we will continue to defend the opposition, that this patent will not be revoked, or that we may not have to amend the claims.

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

Pramod K. Srivastava, Ph.D., a member of our Board of Directors and a consultant to us, and Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer, who together founded Antigenics in 1994, have been integral to building the Company and developing our technology. If either of these individuals severs their relationship with the Company, our business could be adversely impacted.

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

Antigenics and our Chairman and Chief Executive Officer were named as defendants in a purported shareholder class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated (the “Plaintiffs”). The complaint alleged that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act, as well as included purported claims for breach of fiduciary duty. On March 14, 2007, the court dismissed the action without prejudice due to the Plaintiffs’ failure to prosecute the action. However, there is the possibility the case could be re-filed.

In addition, we are involved in other litigation and may become involved in additional litigation. Any such litigation could be expensive in terms of out-of-pocket costs and management time, and the outcome of any such litigation is uncertain.

Our Directors and Officers insurance policies provide $25.0 million annual aggregate coverage and $25.0 million per occurrence. This limited insurance coverage may not be sufficient to cover us for future claims.

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

It is not clear that public and private insurance programs will determine that Oncophage or our other product candidates come within a category of items and services covered by their insurance plans. For example, although the federal Medicare program covers drugs and biological products, the Medicare program takes the position that the FDA’s treatment of a product as a drug or biologic does not require the Medicare program to treat the product in the same manner. Accordingly, it is possible that the Medicare program will not cover Oncophage or our other product candidates if they are approved for commercialization. It is also possible that there will be substantial delays in obtaining coverage of Oncophage or our other product candidates and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where insurance coverage is available, there may be limits on the payment amount. Congress and the Medicare program periodically propose significant reductions in the Medicare reimbursement amounts for drugs and biologics. Such reductions could have a material adverse effect on sales of any of our product candidates that receive marketing approval. In December 2003, the President of the United States signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The future impact of this legislation on our product candidates is uncertain. Effective January 1, 2004, Medicare payments for many drugs administered in physicians’ offices were reduced significantly. This provision impacts many drugs used in cancer treatment by oncologists and urologists. The payment methodology changes in future years, and it is unclear how the payment methodology will impact reimbursement for Oncophage, if it receives regulatory approval, and incentives for physicians to recommend Oncophage relative to alternative therapies.

Our sales, marketing, and commercial operations experience is limited and needs to be developed or acquired.

We have very limited experience in marketing and selling pharmaceutical products or in running commercial operations. In addition, for our patient-specific heat shock protein product candidates, we will need to develop specialized commercial operations to manage patient-specific ordering, tracking, and control. There are few companies that have developed this expertise. We must either develop commercial operations and marketing capabilities and a sales force or enter into arrangements with third parties to perform such operations and/or market and sell any of our product candidates that are approved by regulatory authorities. We do not know whether we will be able to enter into commercial operations or marketing and sales agreements with others on acceptable terms, if at all. We may not be able to successfully develop our own commercial operations capabilities or sales and marketing force for drug candidates for which we have retained or elect to retain marketing or co-promotion rights. As we develop our own commercial operations or marketing and sales capability, we may be competing with other companies that currently have experienced and well funded operations. Where we have licensed our products to third-party collaborators or licensees, we will be dependent on their commercial operations, sales and marketing expertise and resources, and any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

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

We manufacture Oncophage from a patient’s cancer cells, and a medical professional must inject Oncophage into the patient from which it was manufactured. A patient may sue us if we, a hospital, or a shipping company fails to deliver the removed cancer tissue or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases, and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage at a hospital poses risk of delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence. This limited insurance coverage may be insufficient to fully cover us for future claims.

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

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer and infectious diseases. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques, such as Dendreon’s Sipuleucel-T, for which Dendreon announced in March 2007 that the FDA’s Office of Cellular, Tissue and Gene Therapies Advisory Committee recommended to the FDA that there is substantial evidence of efficacy and safety of Provenge for the treatment of patients with prostate cancer and that the FDA is expected to make its decision on approval by mid-May 2007, and Lapuleucel-T in Phase 1 trials for ovarian, colorectal, and breast cancer, Nventa’s (formerly Stressgen) HspE7, which is currently in or has completed Phase 2 trials in HPV-related diseases, such as internal genital warts, recurrent respiratory papillomatosis, and cervical dysplasia, AVAX’s AC Vaccine therapeutic platform vaccines in clinical trials for melanoma and non-small cell lung cancer and approved for sale in Switzerland for melanoma, Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland, and Israel and in a Phase 3 trial in the U.S. for colon cancer, Liponova’s Reniale, which completed a Phase 3 trial in Germany for non-metastatic renal cell carcinoma, Oxford BioMedica and its partner Sanofi-Aventis’ Trovax, which is in a Phase 3 trial for metastatic renal cell carcinoma, Vical’s Allovectin-7 with a special protocol assessment for a Phase 3 trial for metastatic melanoma, Favrille’s FavID currently in a Phase 3 trial for NHL, Accentia’s BiovaxID currently in a Phase 3 trial for NHL, Genitope’s MyVax currently in a Phase 3 trial for NHL, and Cell Genesys’ GVAX vaccines currently in trials for prostate cancer (Phase 3), AML (Phase 1), pancreatic cancer (Phase 2), lung cancer (Phase 2), and myeloma (Phase 1). Patents have been issued in both the U.S. and Europe related to Nventa’s heat shock protein technology.

More specifically, if we receive regulatory approvals, some of our product candidates will compete with FDA-approved therapies such as interleukin-2 and interferon-alpha for renal cell carcinoma and melanoma, which have generated substantial sales over a number of years. In addition, the FDA recently approved sorafenib and sunitinib for the treatment of patients with advanced renal cell carcinoma, or kidney cancer. Sorafenib and sunitinib are also being developed for non-metastatic renal cell carcinoma. Other companies’ product candidates, including Wilex AG’s Rencarex (WX-G250), are also being developed for non-metastatic renal cell carcinoma, including in Phase 3 clinical trials. Our product candidates, such as Aroplatin, may compete with existing approved chemotherapies or other chemotherapies that are in development. Several other platinum therapies are in development for a variety of diseases. The most advanced candidate is GPC Biotech’s satraplatin for second-line hormone-refractory prostate cancer, for which the FDA has accepted for filing the new drug application based on the completed Phase 3 trial and granted the application priority review. Additionally, Poniard Pharmaceuticals’ picoplatin is in Phase 2 clinical trials. In addition, prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Coley, Idera, Juvaris, and Dynavax, anti-CTLA-4 antibody, under development by Medarex, MF59 and SAF, under development by Novartis, and MPL, under development by GlaxoSmithKline. In addition, several companies, such as CSL Limited and Galenica, are developing saponin adjuvants, including synthetic formulations.

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

Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock, and as of March 31, 2007, Antigenics Holdings L.L.C. controlled approximately 24% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

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

A single, otherwise unaffiliated, stockholder holds a substantial percentage of our outstanding common stock, and another single, unaffiliated holder of our senior secured convertible notes issued in October 2006 has the right to convert such notes into a substantial percentage of our outstanding capital stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on March 31, 2007, he would have held approximately 16% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings L.L.C. control approximately 36% of our outstanding common stock as of March 31, 2007, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined percentage would increase to 39%. Additional purchases of our common stock by Mr. Kelley also would increase both his own percentage of outstanding voting rights and the percentage combined with Antigenics Holdings L.L.C. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we sold $25.0 million of our 2006 Notes to a group of accredited investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. While the 2006 Notes do not carry any voting rights, the common stock issuable upon conversion of the 2006 Notes do carry the same voting rights as other shares of common stock. On March 31, 2007, one holder of the 2006 Notes had holdings, which if totally converted into shares of our common stock, would result in this holder owning 5,714,285 shares. If such holder had exercised such conversion right on March 31, 2007, such holder would have owned approximately 11% of our outstanding common stock. However, the holder is limited to a 9.99% maximum percentage of ownership, in accordance with the terms of the 2006 Notes. Such ownership position following any such conversion along with any open market purchases by such holder could provide the holder with the ability to substantially influence the outcome of matters submitted to our stockholders for approval.

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

Our stock has generally had low trading volume, and its public trading price has been volatile.

Between our initial public offering on February 4, 2000 and March 31, 2007, and for the twelve months ended March 31, 2007, the sale price of our common stock has fluctuated between $1.38 and $52.63 per share and $1.38 and $2.83 per share, respectively, with an average daily trading volume for the twelve months ended March 31, 2007 of approximately 224,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our clinical trials;

•	announcements of decisions made by public officials;

•	results of our preclinical studies and clinical trials;

•	announcements of technological innovations, new commercial products, or progress toward commercialization by our competitors or peers;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development by us or by our competitors;

•	regulatory developments; and

•	quarterly fluctuations in our financial results.

The sale of a significant number of shares could cause the market price of our stock to decline.

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2007, we had approximately 45,889,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations. In addition, we have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 300,000 shares of common stock under our employee stock purchase plan and to permit the sale of 100,000 shares of common stock under our directors’ deferred compensation plan. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2007, options to purchase 5,814,008 shares of our common stock with a weighted average exercise price per share of $7.00 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of March 31, 2007, we have 417,616 nonvested shares outstanding. In addition, as of March 31, 2007, warrants to purchase 8,910 shares of our common stock with a weighted average exercise price per share of $54.71 were outstanding. However, the warrants expired on April 17, 2007.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Securities Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded in our Annual Report on Form 10-K for the year ended December 31, 2006 that there were no material weaknesses in our internal control over financial reporting as of December 31, 2006, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

Item 6 — Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp Chief Financial Officer

Date: May 10, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

10.1	Second Amendment of Lease dated as of March 7, 2007 from BHX, LLC as trustee of 3 Forbes Realty, to Antigenics Inc. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.