Form 10-Q
period 2007-06-30
ANTIGENICS INC /DE/
filed 2007-08-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-29089

Antigenics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1562417
(State of Incorporation)	(I.R.S. Employer Identification Number)

162 Fifth Avenue, Suite 900, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s Common Stock as of August 1, 2007: 45,918,523 shares.

Antigenics Inc.

Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$22,850,830	$24,218,683
Short-term investments	2,587,116	15,876,302
Accounts receivable	165,515	182,493
Inventories	442,959	438,644
Prepaid expenses	1,480,013	1,307,648
Other current assets	1,257,819	274,652

Total current assets	28,784,252	42,298,422
Plant and equipment, net of accumulated amortization and depreciation of $20,654,408 and $18,610,317 at June 30, 2007 and December 31, 2006, respectively	16,593,976	18,618,632
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $6,984,949 and $6,431,318 at June 30, 2007 and December 31, 2006, respectively	4,087,680	4,641,311
Debt issuance costs, net of accumulated amortization of $615,292 and $470,213 at June 30, 2007 and December 31, 2006, respectively	1,528,491	1,623,570
Other long-term assets	1,669,293	3,197,403

Total assets	$55,235,895	$72,951,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current portion, long-term debt	$146,061	$146,061
Accounts payable	325,869	1,089,567
Accrued liabilities	6,319,824	7,586,378
Other current liabilities	876,526	255,735

Total current liabilities	7,668,280	9,077,741
Convertible senior notes	76,346,667	75,333,333
Other long-term liabilities	5,727,679	5,933,935
Commitments and contingencies (Note F) STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2007 and December 31, 2006; liquidation value of $31,817,625 at June 30, 2007	316	316
Common stock, par value $0.01 per share; 250,000,000 and 100,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 45,888,686 and 45,843,751 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	458,887	458,438
Additional paid-in-capital	445,433,486	444,013,527
Accumulated other comprehensive loss	(6,603)	(21,853)
Accumulated deficit	(480,392,817)	(461,843,896)

Total stockholders’ deficit	(34,506,731)	(17,393,468)

Total liabilities and stockholders’ deficit	$55,235,895	$72,951,541

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,443,582	$95,750	$3,796,389	$155,937
Operating expenses:
Research and development	(6,050,592)	(7,866,261)	(12,012,882)	(16,376,172)
General and administrative	(4,396,554)	(5,406,950)	(8,731,306)	(11,282,519)
Restructuring costs	—	(645,123)	—	(1,374,293)

Operating loss	(9,003,564)	(13,822,584)	(16,947,799)	(28,877,047)
Other income (expense):
Non-operating income	—	20,528	—	20,528
Interest expense	(1,233,433)	(737,663)	(2,460,481)	(1,475,236)
Interest income	384,505	451,280	859,359	1,009,282

Net loss	(9,852,492)	(14,088,439)	(18,548,921)	(29,322,473)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(395,250)	(395,250)

Net loss attributable to common stockholders	$(10,050,117)	$(14,286,064)	$(18,944,171)	$(29,717,723)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.22)	$(0.31)	$(0.41)	$(0.65)

Weighted average number of common shares outstanding, basic and diluted	45,981,794	45,857,600	45,971,972	45,800,814

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,548,921)	$(29,322,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,742,801	2,899,314
Stock-based compensation	2,280,253	805,973
Non-cash interest expense	1,013,334	—
Write-down of plant and equipment	—	618,022
Loss on sale of assets	—	37,900
Changes in operating assets and liabilities:
Accounts receivable	16,978	45,586
Inventories	(4,315)	(57,069)
Prepaid expenses	(172,365)	(491,722)
Accounts payable	(773,568)	(402,358)
Decrease in deferred revenue	(220,638)	(6,666)
Accrued liabilities and other current liabilities	(1,130,854)	(3,001,018)
Other operating assets and liabilities	(940,675)	(53,662)

Net cash used in operating activities	(15,737,970)	(28,928,173)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	21,450,000	16,850,000
Purchases of available-for-sale securities	(8,145,564)	(735,265)
Investment in AGTC	(165,000)	(75,000)
Proceeds from the sale of limited partner interest in AGTC	1,665,000	—
Proceeds from sale of equipment	—	33,257
Purchases of plant and equipment	(19,435)	(200,687)
Decrease in restricted cash	—	2,204,888

Net cash provided by investing activities	14,785,001	18,077,193

Cash flows from financing activities:
Proceeds from exercise of stock options	—	272,109
Proceeds from employee stock purchases	30,366	137,676
Payments of series A convertible preferred stock dividends	(395,250)	(395,250)
Debt issuance costs	(50,000)	—
Payments of long-term debt	—	(2,965,261)

Net cash used in financing activities	(414,884)	(2,950,726)

Net decrease in cash and cash equivalents	(1,367,853)	(13,801,706)
Cash and cash equivalents, beginning of period	24,218,683	33,216,876

Cash and cash equivalents, end of period	$22,850,830	$19,415,170

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note A — Business and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to in this Quarterly Report on Form 10-Q as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies and product candidates to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product candidate is Oncophage® (vitespen), a patient-specific therapeutic cancer vaccine candidate that has been tested, or is currently being tested, in several cancer indications, including in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma. Oncophage is also being tested in Phase 1 and Phase 2 clinical trials in a range of indications. Our product candidate portfolio also includes: (1) QS-21 Stimulon® adjuvant (“QS-21”), which is used in numerous vaccines under development, including hepatitis, human immunodeficiency virus (“HIV”), influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis; (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes; and (3) Aroplatin™, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid tumors and B-cell lymphomas. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s Clinical Events Committee revealed that substantially fewer events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (“RFS”—the study’s primary endpoint), and a trend against Oncophage for overall survival (“OS”—a secondary endpoint); however neither finding was statistically significant. The analysis of the OS endpoint was considered an interim assessment. It was unclear why opposing trends were observed between RFS and OS. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

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

On June 5, 2006, we announced the updated results from our Phase 3 trial of Oncophage in metastatic melanoma, and on June 7, 2006, we announced the results of an in-depth analysis of the data from part I of our Phase 3 trial of Oncophage in renal cell carcinoma. Based on these results, we decided to continue to collect data from our Phase 3 trial of Oncophage in renal cell carcinoma before making a decision regarding future pivotal clinical trials or seeking registration of Oncophage in the U.S.

We continued to collect data per the protocol through March 2007, and on May 21, 2007, we announced additional follow-up data. The end-of-study results, which reflect an additional 17 months’ data collection, showed that in a substantial subset of better-prognosis patients (n = 362) at intermediate risk for disease recurrence, Oncophage demonstrated a clinically significant improvement in RFS of approximately 45 percent (p value of less than 0.01 and hazard ratio of 0.55). In addition, updated analysis in this group of intermediate risk patients revealed a trend towards improved OS, the study’s secondary endpoint. Furthermore, the positive OS trend observed to date correlates with the RFS improvement demonstrated in previous analyses.

The Eastern Cooperative Oncology Group is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, which puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk population where significant improvement over observation is demonstrated.

We continue to analyze the data collected to date, and we have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect OS information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Oncophage, will follow patients for an additional three years from closure of the initial trial, providing more than five years’ worth of data collection from the last patient enrolled. This continued data collection and our ongoing analysis is uncertain, and may negatively affect or not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval.

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application (“BLA”) on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval. Furthermore, this trial may not be sufficient to support approval outside of the U.S.

We are exploring the additional steps necessary to seek approval of Oncophage in ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs. In conjunction with this process, on June 25, 2007, we completed the submission of an application for marketing authorization with the Russian Ministry of Public Health for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. We cannot predict the outcome of this application.

On July 6, 2006, we entered into expanded license and supply agreements with GlaxoSmithKline Biologicals SA (“GSK”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. QS-21 is a component included in several adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we agreed to supply QS-21 to GSK through 2014 and to transfer manufacturing technologies under the supply agreement. In conjunction with our expanded license and supply agreements with GSK, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million. We are entitled to receive royalties on net sales for a period of at least 10 years after the first commercial sale under the supply agreement.

On July 20, 2007, we executed a binding letter of intent (the “Letter”) with GSK amending the supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. Accordingly, from the effective date of the Letter, GSK has the right to manufacture all of its requirements of commercial grade QS-21. In addition, the parties have amended their purchase and supply obligations with respect to pre-commercial grade QS-21. Also, in accordance with the terms of the Letter, upon our election, GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time.

As consideration for our entering into the Letter, we received an up-front payment from GSK in August 2007 in lieu of a milestone payment that would have otherwise been payable under the supply agreement. In addition, GSK is obligated to compensate us over a stated period for manufacturing profits that were anticipated to have otherwise been payable under the supply agreement. Except as expressly provided in the Letter, all other financial obligations of GSK under the supply agreement, including royalty payments, remain unchanged. The Letter does not affect the rights and obligations of the parties under the July 6, 2006 license agreement.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our consolidated financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current period’s presentation. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.

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

We have incurred annual operating losses since inception and, as a result, at June 30, 2007 we had an accumulated deficit of $480.4 million. Our operations have been funded principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at June 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. Satisfying our long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

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

Note B — Net Loss Per Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding and common shares issuable under our directors’ deferred compensation plan. Diluted EPS is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options and nonvested shares, our series A convertible preferred stock, our 5.25% convertible senior notes due 2025, and the senior secured convertible notes (the “2006 Notes”). Because we have reported a net loss attributable to common stockholders for all periods, diluted loss per common share is the same as basic loss per common share, as the effect of including shares underlying the outstanding stock options and nonvested shares, the series A convertible preferred stock, the 5.25% convertible senior notes due 2025, and the 2006 Notes in the calculation would have reduced the net loss per common share. Therefore, shares underlying the 6,176,071 outstanding stock options and nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, and the impact of conversion of the 5.25% convertible senior notes due 2025 and the 2006 Notes are not included in the calculation of diluted net loss per common share.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	June 30, 2007	December 31, 2006
Work in process	$218	$344
Finished goods	225	95

	$443	$439

Note D — Stock-Based Compensation

Stock-based compensation expense includes compensation expense for all stock-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense also includes compensation expense for all stock-based options granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). In addition, we have applied the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), in accounting for stock-based compensation in accordance with SFAS No. 123R. SAB No. 107 contains the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies.

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

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires that stock options held by certain non-employee consultants be accounted for as liability-classified awards. The fair value of the award is remeasured at each financial statement date until the award is exercised or expires. As of June 30, 2007, stock options to acquire approximately 808,000 shares of common stock were held by non-employee consultants and remained unexercised.

We used the Black-Scholes option pricing model to value options for employee populations, as well as our options granted to members of our Board of Directors. The effects of applying SFAS No. 123R, for purposes of recognizing compensation cost under such pronouncement, may not be representative of the effects on our reported results of operations for future years.

All stock option grants have a ten-year term and generally vest ratably over a four-year period. The fair value of each option granted is estimated on the date of grant with the following weighted average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	69%	72%	68%	68%
Expected term in years	6	6	6	5
Risk-free interest rate	5%	5%	5%	5%
Dividend yield	0%	0%	0%	0%

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A summary of option activity for the six months ended June 30, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,912,850	$7.17
Granted	239,200	2.57
Forfeited	(359,791)	8.70

Outstanding at June 30, 2007	5,792,259	$6.88	6.63	$1,561,481

Vested or expected to vest at June 30, 2007	5,049,204	$7.23	6.35	$1,149,489

Exercisable at June 30, 2007	3,121,582	$9.06	4.98	$78,985

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $1.70 and $3.26, respectively.

During the first six months of 2007, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date.

As of June 30, 2007, $5.9 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of approximately two years.

As of June 30, 2007, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $226,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk free interest rate, until the outside advisor completes his or her performance under the option agreement.

Beginning with the year ended December 31, 2006, certain employees have been granted nonvested stock. In accordance with SFAS No. 123R, the fair value of nonvested stock is estimated based on the closing sale price of the Company’s common stock on the NASDAQ Global Market on the date of issuance.

A summary of nonvested stock activity for the six months ended June 30, 2007 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	52,670	$4.60
Granted	382,484	1.95
Vested	(14,725)	5.13
Forfeited	(36,617)	2.07

Outstanding at June 30, 2007	383,812	$2.18

As of June 30, 2007, there was $652,000 of unrecognized stock-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted-average period of one year.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We issue new shares upon option exercises, purchases under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), vesting of nonvested stock, and under the Director’s Deferred Compensation Plan. During the year ended December 31, 2006, 185,660 options were exercised with a weighted average exercise price of $1.47. No options were exercised during the six months ended June 30, 2007. During the year ended December 31, 2006 and for the six months ended June 30, 2007, 66,875 shares and 19,591 shares were issued under the 1999 ESPP, respectively. During the six months ended June 30, 2007, 9,689 shares were issued as the result of the vesting of nonvested stock. In addition, during the six months ended June 30, 2007, 15,629 shares were issued under our Directors’ Deferred Compensation Plan. No such shares were issued during the year ended December 31, 2006.

The impact on our results of operations from stock-based compensation was as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$627	$128	$1,088	$(663)
General and administrative	476	863	1,192	1,469

Total stock-based compensation expense	$1,103	$991	$2,280	$806

Note E — Comprehensive Loss

The following table provides the calculation of comprehensive loss for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(9,852)	$(14,088)	$(18,549)	$(29,322)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	1	18	15	36

Comprehensive loss	$(9,851)	$(14,070)	$(18,534)	$(29,286)

Note F — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001.The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the court, this motion set forth all “common issues” (i.e., all grounds for

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

dismissal common to all or a significant number of Issuer Defendants). The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the court granted preliminary approval of the settlement. On August 31, 2005, the court issued an order confirming preliminary approval of the settlement. The settlement remained subject to a number of conditions, including final court approval. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification was one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at June 30, 2007.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707 and to which we hold the exclusive license. We have filed a response to this opposition. The opposition division of the European Patent Office has subsequently issued a summons to oral proceedings to be held on January 24, 2008, and has issued a preliminary nonbinding opinion that at least claim 1 of the patent is invalid. We believe this patent claims valid subject matter. However, there is no guarantee that we will continue to defend the opposition, that this patent will not be revoked, or that we may not have to amend the claims.

Antigenics and our Chairman and Chief Executive Officer were named as defendants in a purported shareholder class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated (the “Plaintiffs”). The complaint alleged that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also included purported claims for breach of fiduciary duty. On March 14, 2007, the court dismissed the action without prejudice due to the Plaintiffs’ failure to prosecute the action. However, there is the possibility the case could be re-filed.

We currently are a party, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Note G — License and Supply Agreements

On July 6, 2006, we entered into expanded license and supply agreements with GSK for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. Under the terms of the agreements, we agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the supply agreement. In conjunction with our expanded license and supply agreements with GSK, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million. During the six months ended June 30, 2007, we recognized revenue of $2.2 million related to these payments. Revenue recognized from collaborative agreements like this is based upon the provisions of SEC SAB No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

On July 20, 2007, we executed the Letter with GSK amending the supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. Accordingly, from the effective date of the Letter, GSK has the right to manufacture all of its requirements of commercial grade QS-21. In addition, the parties have amended their purchase and supply obligations with respect to pre-commercial grade QS-21. Also, in accordance with the terms of the Letter, upon our election, GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As consideration for our entering into the Letter, we received an up-front payment from GSK in August 2007 in lieu of a milestone payment that would have otherwise been payable under the supply agreement. In addition, GSK is obligated to compensate us over a stated period for manufacturing profits that were anticipated to have otherwise been payable under the supply agreement. Except as expressly provided in the Letter, all other financial obligations of GSK under the supply agreement, including royalty payments, remain unchanged. The Letter does not affect the rights and obligations of the parties under the July 6, 2006 license agreement.

Note H — Recent Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of the date of adoption, total uncertain tax positions were immaterial and accordingly, no adjustment to the consolidated financial statements was required.

We are subject to taxation in the U.S. and various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2003 through 2006. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2002 and prior. However, net operating losses from the tax year 2002 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently researching and/or developing technologies and product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our most advanced product candidate, Oncophage® vaccine, a patient-specific therapeutic cancer vaccine. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, marketing, and integration of our acquisitions.

We have incurred significant losses since our inception. As of June 30, 2007, we had an accumulated deficit of $480.4 million. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at June 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. In addition, we expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s Clinical Events Committee (“CEC”) revealed that substantially fewer events had actually occurred. The analysis showed a trend in favor of Oncophage for recurrence-free survival (“RFS”—the study’s primary endpoint), and a trend against Oncophage for overall survival (“OS”—a secondary endpoint); however neither finding was statistically significant. The analysis of the OS endpoint was considered an interim assessment. It was unclear why opposing trends were observed between RFS and OS. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

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

We conducted an in-depth analysis of data from part I of our Phase 3 study of Oncophage in renal cell carcinoma during April and May 2006 and discussed the results with the U.S. Food and Drug Administration (the “FDA”) and a panel of experts in this medical field. On June 7, 2006, we announced the findings of the analysis. With regard to the primary endpoint, RFS, this analysis revealed that in a subgroup of better-prognosis patients in the trial, there was a clinically significant improvement (nominal, two-sided p value of 0.018 and hazard ratio of 0.567). The subgroup consisted of 361 patients, or 60% of the 604 patients in the full analysis set (“FAS”) population. As defined by FDA-issued guidance, the FAS is the set of subjects that is as close as possible to the ideal implied by the intention-to-treat principle. It is derived from the set of all randomized subjects by minimal and justified elimination of subjects. In this case, patients with baseline disease, who were not eligible for the trial per protocol, were excluded from the FAS population. In this 361-patient subgroup, patients receiving Oncophage had a 44% decreased risk of recurrence compared with patients in the observation arm.

OS, the secondary endpoint, was also assessed in the 604 patients in the FAS patient population. The analysis, which is interim for the OS endpoint, indicated a trend against Oncophage. We believe that the data are likely to have been influenced by missing information from patients who were lost to follow-up or withdrew consent.

We continued to collect data per the protocol through March 2007, and on May 21, 2007, we announced additional follow-up data. The end-of-study results, which reflect an additional 17 months’ data collection, showed that in a substantial subset of better-prognosis patients (n = 362) at intermediate risk for disease recurrence, Oncophage demonstrated a clinically significant improvement in RFS of approximately 45 percent (p value of less than 0.01 and hazard ratio of 0.55). In addition, updated analysis in this group of intermediate risk patients revealed a trend towards improved OS, the study’s secondary endpoint. Furthermore, the positive OS trend observed to date correlates with the RFS improvement demonstrated in previous analyses.

The Eastern Cooperative Oncology Group (“ECOG”) is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, which puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk population where significant improvement over observation is demonstrated.

We continue to analyze the data collected to date, and we have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect OS information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of Oncophage, will follow patients for an additional three years from closure of the initial trial, providing more than five years’ worth of data collection from the last patient enrolled. This continued data collection and our ongoing analysis is uncertain, and may negatively affect or not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval.

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application (“BLA”) on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval. Furthermore, this trial may not be sufficient to support approval outside of the U.S.

We are exploring the additional steps necessary to seek approval of Oncophage in ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs. In conjunction with this process, on June 25, 2007, we completed the submission of an application for marketing authorization with the Russian Ministry of Public Health for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. We cannot predict the outcome of this application.

On July 6, 2006, we entered into expanded license and supply agreements with GlaxoSmithKline Biologicals SA (“GSK”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. QS-21 is a component included in several adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we agreed to supply QS-21 to GSK through 2014 and to transfer manufacturing technologies under the supply agreement. In conjunction with our expanded license and supply agreements with GSK, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million. We are entitled to receive royalties on net sales for a period of at least 10 years after the first commercial sale under the supply agreement.

On July 20, 2007, we executed a binding letter of intent (the “Letter”) with GSK amending the supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. Accordingly, from the effective date of the Letter, GSK has the right to manufacture all of its requirements of commercial grade QS-21. In addition, the parties have amended their purchase and supply obligations with respect to pre-commercial grade QS-21. Also, in accordance with the terms of the Letter, upon our election, GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time.

As consideration for our entering into the Letter, we received an up-front payment from GSK in August 2007 in lieu of a milestone payment that would have otherwise been payable under the supply agreement. In addition, GSK is obligated to compensate us over a stated period for manufacturing profits that were anticipated to have otherwise been payable under the supply agreement. Except as expressly provided in the Letter, all other financial obligations of GSK under the supply agreement, including royalty payments, remain unchanged. The Letter does not affect the rights and obligations of the parties under the July 6, 2006 license agreement.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms. Forward-looking statements include, but are not limited to, statements about generating royalty revenue from QS-21 in the 2010 timeframe, our plans or timelines for performing and completing research, preclinical studies and clinical trials, timelines for releasing data from clinical trials, plans or timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials and regulatory processes (including our application for marketing approval of Oncophage in Russia), expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings and meetings with regulatory authorities, the sufficiency of our clinical trials in renal cell carcinoma and melanoma, or subgroup analyses of data from these trials, to support a BLA or foreign marketing application for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans to commence, accelerate, decelerate, postpone, discontinue, or resume clinical programs, and reduction of our net cash burn (cash used in operating activities plus cash from investing activities less debt repayments and dividend payments), plans for sales and marketing, implementation of corporate strategy, and future financial performance. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that the subgroup analyses of our Oncophage clinical trials do not predict survival or efficacy of the product in future studies or use of Oncophage; that we may be unable to obtain sufficient funding or the regulatory authorization necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory review or approval necessary to commercialize our product candidates because the FDA or other regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our strategic licenses and partnering collaborations may not meet expectations; manufacturing problems may cause product development and launch delays and unanticipated costs; our ability to raise additional capital; our ability to attract and retain employees; changes in financial markets, regulatory requirements, and geopolitical developments; and the solvency of counter parties under material agreements, subleases, and general real estate risks.

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business in Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

Oncophage® and Stimulon® are registered trademarks of Antigenics and Aroplatin™ is a trademark of Antigenics. All rights reserved.

Historical Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenue: We generated revenue of $1.4 million and $96,000 during the three months ended June 30, 2007 and 2006, respectively. Revenue includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees earned, and, in 2007, royalties received and $1.0 million earned for the achievement of a milestone.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners and clinical research organizations. Research and development expense decreased 23% to $6.1 million for the three months ended June 30, 2007 from $7.9 million for the three months ended June 30, 2006. The decrease was partially due to a $686,000 reduction in payroll and personnel related expenses due to the workforce reduction in April 2006 and subsequent attrition. There was an additional decrease of $1.0 million in our clinical trial-related expenses due to our restructuring plan and temporary discontinuance of late-stage clinical programs. Other expenses decreased $584,000 due to fewer ongoing projects and cost containment efforts. These reductions were partially offset by an increase in non-cash, stock-based compensation expense of $499,000.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 19% to $4.4 million for the three months ended June 30, 2007 from $5.4 million for the three months ended June 30, 2006. This decrease is a reflection of our cost-cutting efforts. Specific cost reductions included a $347,000 reduction in payroll and personnel related expenses due mainly to the workforce reduction in April 2006, as well as a reduction in professional fees of $405,000. Our non-cash, stock-based compensation expense also decreased $387,000.

Restructuring Costs: In April 2006, we commenced the implementation of a restructuring plan to refocus our programs and priorities with the goal of conserving cash, and eliminated 42 positions. We recorded severance charges of $645,000 related to the elimination of these positions for the three months ended June 30, 2006.

Interest Expense: Interest expense increased 67% to $1.2 million for the three months ended June 30, 2007 from $738,000 for the three months ended June 30, 2006. This increase relates primarily to interest on our senior secured convertible notes (the “2006 Notes”) due 2011 that were sold on October 30, 2006.

Interest Income: Interest income decreased 15% to $385,000 for the three months ended June 30, 2007 from $451,000 for the same period in 2006. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate earned increased from 4.8% for the three months ended June 30, 2006 to 5.3% for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue: We generated revenue of $3.8 million and $156,000 during the six months ended June 30, 2007 and 2006, respectively. Revenue includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees earned, and, in 2007, royalties received and $3.0 million earned for the achievement of certain milestones.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners and clinical research organizations. Research and development expense decreased 27% to $12.0 million for the six months ended June 30, 2007 from $16.4 million for the six months ended June 30, 2006. The decrease was partially due to a $2.1 million reduction in payroll and personnel related expenses due to the workforce reduction in April 2006 and subsequent attrition. There was an additional decrease of $2.6 million in our clinical trial-related expenses due to our restructuring plan and temporary discontinuance of late-stage clinical programs. Other expenses decreased $1.4 million due to fewer ongoing projects and cost containment efforts. These reductions were partially offset by an increase in non-cash, stock-based compensation expense of $1.8 million.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 23% to $8.7 million for the six months ended June 30, 2007 from $11.3 million for the six months ended June 30, 2006. This decrease is a reflection of our cost-cutting efforts. Specific cost reductions included a $1.2 million reduction in payroll and personnel related expenses due mainly to the workforce reduction in April 2006, as well as reductions in professional fees of $905,000 and other expenses of $202,000. Non-cash, stock-based compensation expense also decreased $277,000.

Restructuring Costs: In December 2005, we updated our business strategy and refocused our programs and priorities, including the postponement and deceleration of a number of our projects. To match these priorities, we eliminated 65 positions. In addition to severance charges of $990,000 recorded in December 2005 related to the elimination of these positions, we recorded severance charges of $112,000 during the three months ended March 31, 2006. In April 2006, we commenced the implementation of a plan to further restructure, refocusing our programs and priorities with the goal of conserving cash, and eliminated 42 additional positions. We recorded severance charges of $645,000 related to the elimination of these positions for the three months ended June 30, 2006 resulting in total severance charges of $757,000 for the six months ended June 30, 2006. In addition, during the three months ended March 31, 2006, we wrote-off certain assets that were determined to not be required for our updated business strategy. This resulted in additional restructuring charges of $617,000, for a total of $1.4 million in restructuring charges during the six months ended June 30, 2006.

Interest Expense: Interest expense increased 67% to $2.5 million for the six months ended June 30, 2007 from $1.5 million for the six months ended June 30, 2006. This increase relates primarily to interest on our 2006 Notes due 2011 that were sold on October 30, 2006.

Interest Income: Interest income decreased 15% to $859,000 for the six months ended June 30, 2007 from $1.0 million for the same period in 2006. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate earned increased from 4.5% for the six months ended June 30, 2006 to 5.3% for the six months ended June 30, 2007.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs. For the six months ended June 30, 2007, these research and development programs consisted largely of Oncophage, AG-707, Aroplatin, and QS-21, as indicated in the following table (in thousands).

Research and Development Program	Product	Six Months Ended June 30, 2007	Year Ended December 31,				Prior to 2003	Total
			2006	2005	2004	2003
Heat Shock Proteins for Cancer	Oncophage & AG-858	$7,892	$20,468	$37,836	$35,462	$40,052	$91,121	$232,831
Heat Shock Proteins for Infectious Diseases	AG-702/707	1,140	1,986	3,001	2,682	2,376	4,068	15,253
Liposomal Cancer Treatments*	Aroplatin	1,746	2,534	3,214	1,112	1,263	3,503	13,372
Vaccine Adjuvant**	QS-21	781	1,856	310	264	301	3,956	7,468
Other Research and Development Programs		454	1,799	2,719	2,198	2,272	7,550	16,992

Total Research and Development Expenses		$12,013	$28,643	$47,080	$41,718	$46,264	$110,198	$285,916

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our most advanced product candidate, Oncophage, is subject to further evaluation and uncertainty, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when, if ever, material cash inflows are likely to commence. Our collaborations involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, our, or our collaborative partners or licensees, successfully manufacturing QS-21 to meet demand, and our collaborative partners or licensees obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

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

Oncophage

We started enrolling patients in our first clinical trial studying Oncophage in November 1997. To date, we have treated over 750 cancer patients with Oncophage in our clinical trials. Because Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor, it may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. We also announced the termination of part II of the trial. The analysis was triggered based on the number of events (defined as recurrence of disease or death of a patient prior to recurrence) reported by study investigators. However, an independent review by the trial’s CEC revealed that substantially fewer events had actually occurred. The analysis showed a trend in favor of Oncophage for RFS (the study’s primary endpoint), and a trend against Oncophage for OS (a secondary endpoint); however neither finding was statistically significant. The analysis of the OS endpoint was considered an interim assessment. It was unclear why opposing trends were observed between RFS and OS. Importantly, there was no readily apparent adverse safety signal associated with the vaccine that we believe could be contributing to this finding.

We conducted an in-depth analysis of data from part I of our Phase 3 study of Oncophage in renal cell carcinoma during April and May 2006 and discussed the results with the FDA and a panel of experts in this medical field. On June 7, 2006, we announced the findings of the analysis. With regard to the primary endpoint, RFS, this analysis revealed that in a subgroup of better-prognosis patients in the trial, there was a clinically significant improvement (nominal, two-sided p value of 0.018 and hazard ratio of 0.567). The subgroup consisted of 361 patients, or 60% of the 604 patients in the FAS population. In this 361-patient subgroup, patients receiving Oncophage had a 44% decreased risk of recurrence compared with patients in the observation arm.

OS, the secondary endpoint, was also assessed in the 604 patients in the FAS patient population. The analysis, which is interim for the OS endpoint, indicated a trend against Oncophage. We believe that the data are likely to have been influenced by missing information from patients who were lost to follow-up or withdrew consent.

Because the evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a marketing application for product approval.

We continued to collect data per the protocol through March 2007, and on May 21, 2007, we announced additional follow-up data. The end-of-study results, which reflect an additional 17 months’ data collection, showed that in a substantial subset of better-prognosis patients (n = 362) at intermediate risk for disease recurrence, Oncophage demonstrated a clinically significant improvement in RFS of approximately 45 percent (p value of less than 0.01 and hazard ratio of 0.55). In addition, updated analysis in this group of intermediate risk patients revealed a trend towards improved OS, the study’s secondary endpoint. Furthermore, the positive OS trend observed to date correlates with the RFS improvement demonstrated in previous analyses.

ECOG is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, which puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk population where significant improvement over observation is demonstrated.

We continue to analyze the data collected to date, and we have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect OS information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of Oncophage, will follow patients for an additional three years from closure of the initial trial, providing more than five years’ worth of data collection from the last patient enrolled. This continued data collection and our ongoing analysis is uncertain, and may negatively affect or not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval.

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma.

We are exploring the additional steps necessary to seek approval of Oncophage in ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs. In conjunction with this process, on June 25, 2007, we completed the submission of an application for marketing authorization with the Russian Ministry of Public Health for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. We cannot predict the outcome of this application.

During the quarter ended September 30, 2004, we completed enrollment of our Phase 3 trial in metastatic melanoma. Our overall manufacturing success rate for this trial was approximately 70%, and as a result during 2004 we indicated that we did not believe this trial would qualify as registrational. In October 2005, we announced preliminary survival data from this trial and updated findings were presented on June 5, 2006 at the 39th annual meeting of the American Society of Clinical Oncology (“ASCO”). Overall, patients in the intent-to-treat Oncophage arm (M1a, b, and c combined categories as defined by the American Joint Committee on Cancer (“AJCC”)) fared similarly to those in the physician’s choice arm in terms of survival, the primary endpoint. In a subgroup of patients who received at least 10 injections of Oncophage, overall median survival increased by approximately 29% in the Oncophage treated arm as compared with those in the physician’s choice treatment arm (16.5 months versus 12.8 months). These findings also noted that in a subgroup of randomized stage IV M1a and M1b combined patients who received at least 10 doses of Oncophage vaccine, median survival increased by approximately 143% in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (31.2 months versus 12.8 months; nominal, one-sided p value of 0.017 and hazard ratio of 0.452). This analysis was not pre-specified. The physician’s choice treatment arm included the current array of therapies such as chemotherapeutics, biological agents, and/or surgery. This OS analysis of the primary endpoint on an intent-to-treat basis was not statistically significant.

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

Aroplatin

In 2002, we initiated a Phase 2 trial with Aroplatin for advanced colorectal cancer unresponsive to medical treatment. This single-arm, open-label trial, conducted at the Arizona Cancer Center, was designed to evaluate the effect of Aroplatin alone in patients whose disease is not responsive to standard first-line cancer treatments (5-fluorouracil/leucovorin or capecitabine and irinotecan). In September 2003, the investigators presented findings from this trial at the European Cancer Conference, also known as ECCO. One out of the 15 evaluable patients demonstrated a partial clinical response and two experienced disease stabilization. Researchers observed that Aroplatin appeared well tolerated in this pretreated patient population. Because this was a single-arm study without a comparator arm, statistical significance is not calculable. This trial is closed to enrollment.

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

QS-21

On July 6, 2006, we entered into expanded license and supply agreements with GSK for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. QS-21 is a component included in several adjuvant systems. A number of vaccine candidates currently under development are formulated with adjuvant systems containing QS-21. Under the terms of the agreements, we agreed to supply QS-21 to GSK through 2014 and to transfer manufacturing technologies under the supply agreement.

On July 20, 2007, we executed the Letter with GSK amending the supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. Accordingly, from the effective date of the Letter, GSK has the right to manufacture all of its requirements of commercial grade QS-21. In addition, the parties have amended their purchase and supply obligations with respect to pre-commercial grade QS-21. Also, in accordance with the terms of the Letter, upon our election, GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $480.4 million as of June 30, 2007. We expect to incur significant losses over the next several years if we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through June 30, 2007, we have raised aggregate net proceeds of $424.6 million through the sale of equity, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. At June 30, 2007, we had debt outstanding of $76.5 million, including $26.3 million of 2006 Notes maturing August 30, 2011 and $50.0 million of 5.25% convertible senior notes maturing February 20, 2025.

In June 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure, resulting in the elimination of 26 positions. During December 2005, we implemented a series of actions to reduce our net cash burn (cash used in operating activities plus cash from investing activities less debt repayments and dividend payments), and preserve our cash. These actions included eliminating 65 positions, additional cost saving activities, and a focusing and streamlining of our research and development activities. In April 2006, we expanded our restructuring plan to further conserve funds. This additional restructuring involved temporarily discontinuing all late-stage clinical programs and concentrating on Phase 1 and preclinical programs, including Aroplatin, AG-707, and AU-801 (in September 2006, we temporarily discontinued activities related to AU-801). These actions also included further reducing our headcount. As a result of these actions and based on our current plans and activities, we anticipate that our ongoing net cash burn will be between $30 million and $35 million, on an annualized basis. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

We believe, based on our current plans and activities, that our working capital resources at June 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. However, we plan to attempt to raise additional funds prior to that time. In order to fund our operations through 2008 and beyond, we will need to raise additional funds and may attempt to do so by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $46.3 million over the term of the studies. Through June 30, 2007, we have expensed $45.2 million as research and development expenses and $43.9 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements are subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid through June 30, 2007. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, that allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity would be required if we were to exercise our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at June 30, 2007 were $25.4 million, a decrease of $14.7 million from December 31, 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million. During the six months ended June 30, 2007, we used cash primarily to finance our operations. Net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $15.7 million and $28.9 million, respectively. The decrease resulted primarily from steps taken in April 2006, when we implemented a restructuring plan that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphomas, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders (in September 2006, we temporarily discontinued activities related to AU-801). We also terminated part II of our Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of CML. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. To match these priorities, we further reduced our headcount. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, market acceptance of such product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash provided by investing activities for the six months ended June 30, 2007 was $14.8 million as compared to $18.1 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we had net maturities of $13.3 million of short-term investments compared with $16.1 million during the six months ended June 30, 2006. We received $2.2 million during the six months ended June 30, 2006 from the release of restrictions on our restricted cash balance. As of December 31, 2006, we did not have any restricted cash.

During December 2006, we entered into a formal plan to sell our limited partner interest in Applied Genomic Technology Capital Fund (“AGTC”), identified potential buyers, and received offers. On January 9, 2007, we contributed the final capital call of $165,000 to AGTC and on February 2, 2007, we completed the sale of our limited partner interest in AGTC to an accredited investor and received $1.7 million. We made a capital contribution of $75,000 to AGTC during the six months ended June 30, 2006.

Net cash used in financing activities was $415,000 for the six months ended June 30, 2007 as compared to $3.0 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, exercises of stock options totaled $272,000. No options were exercised during the six months ended June 30, 2007. During the six months ended June 30, 2007 and 2006, proceeds from our employee stock purchase plan totaled $30,000 and $138,000, respectively. Dividends paid on our series A convertible preferred stock totaled $395,000 during both periods. Long-term debt of $3.0 million was repaid during the six months ended June 30, 2006. There were no repayments of long-term debt during the six months ended June 30, 2007.

On October 30, 2006, we sold $25.0 million of our 2006 Notes to a group of accredited investors. These 2006 Notes are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. Alternatively, the 2006 Notes can be converted into an interest in a wholly owned subsidiary that holds the rights or patents to QS-21 and AG-707. The 2006 Notes bear interest at 8% (an effective rate of 8.15%) payable semiannually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof and mature on August 30, 2011. During the six months ended June 30, 2007, we paid $50,000 of debt issuance costs related to the issuance of the 2006 Notes. During the six months ended June 30, 2007, $1.0 million in interest payments that came due on the 2006 Notes were paid in additional notes.

Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive rental income of $531,000 during the remainder of 2007, $1.0 million in 2008, $1.0 million in 2009, and $750,000 in 2010. The collection of this income, however, is subject to uncertainty.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for reporting fair value and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 as of January 1, 2008. We have not yet determined the impact of adoption of SFAS No. 157 on our consolidated financial statements.

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

We had cash, cash equivalents, and short-term investments at June 30, 2007 of $25.4 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction rate preferreds, and government-backed securities, our carrying value approximates the fair value of these investments at June 30, 2007. However, we are subject to investment risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001.The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the court, this motion set forth all “common issues” (i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants). The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the court granted preliminary approval of the settlement. On August 31, 2005, the court issued an order confirming preliminary approval of the settlement. The settlement remained subject to a number of conditions, including final court approval. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification was one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, an accrual has not been recorded at June 30, 2007.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707 and to which we hold the exclusive license. We have filed a response to this opposition. The opposition division of the European Patent Office has subsequently issued a summons to oral proceedings to be held on January 24, 2008, and has issued a preliminary nonbinding opinion that at least claim 1 of the patent is invalid. We believe this patent claims valid subject matter. However, there is no guarantee that we will continue to defend the opposition, that this patent will not be revoked, or that we may not have to amend the claims.

Antigenics and our Chairman and Chief Executive Officer were named as defendants in a purported shareholder class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated (the “Plaintiffs”). The complaint alleged that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also included purported claims for breach of fiduciary duty. On March 14, 2007, the court dismissed the action without prejudice due to the Plaintiffs’ failure to prosecute the action. However, there is the possibility the case could be re-filed.

We currently are a party, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Item 1A — Risk Factors

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

From our inception through June 30, 2007, we have generated net losses totaling $480.4 million. Our net losses for the six months ended June 30, 2007 and for the year ended December 31, 2006 were $18.5 million and $51.9 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to enter into strategic licensing and partnering relationships and/or commercialize our product candidates. If we incur operating losses for longer than we expect, and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

On June 30, 2007, we had $25.4 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at June 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. However, we plan to attempt to raise additional funds prior to that time. For the six months ended June 30, 2007, the sum of our average monthly cash used in operating activities plus our average monthly capital expenditures was $2.6 million. Total capital expenditures for the six months ended June 30, 2007 were $19,000. We do not anticipate significant capital expenditures during the remainder of 2007. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development programs and some or all of our clinical trials, including the development programs and clinical trials supporting our most advanced product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of June 30, 2007, our total long-term debt, excluding the current portion, was $76.3 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1,

2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

Our 2006 Notes mature on August 30, 2011, at which point we may elect to repay the outstanding balance in cash or in common stock, subject to certain limitations. In no event will any of the noteholders be obligated to accept equity that would result in them owning in excess of 9.99% of our outstanding common stock at any given time in connection with any conversion, redemption, or repayment of these notes. The note agreements include material restrictions on our incurrence of debt and liens while these notes are outstanding, as well as other customary covenants.

Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness;

•	to sell, out-license, or otherwise dispose of assets; and/or

•	to reduce or delay planned expenditures on research and development and/or commercialization activities.

Such measures might not be sufficient to enable us to make principal and interest payments. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms.

To date, we have had negative cash flow from operations. For the six months ended June 30, 2007 and for the year ended December 31, 2006, net cash used in operating activities was $15.7 million and $44.9 million, respectively. Excluding our 2006 Notes, which mature in 2011 and for which we may elect to pay the interest in cash or additional notes, at our option, and for which the outstanding balance at maturity may be paid in cash or in common stock, subject to certain limitations, and assuming no additional interest-bearing debt is incurred and none of our notes are converted, redeemed, repurchased, or exchanged, our interest payments will be $1.3 million during the remainder of 2007 and $2.6 million annually during 2008 and thereafter until maturity.

Because part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint, this trial would generally not be sufficient to support a marketing application for product approval, and we would generally not expect to generate product revenue from sales of Oncophage until after the achievement of regulatory approval, which may require the completion of additional clinical studies that demonstrate the efficacy and safety of Oncophage.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint.

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval. Furthermore, this trial may not be sufficient to support approval outside of the U.S.

We may not be able to secure additional financing to continue our clinical studies. If we cannot secure additional financing, we may become insolvent.

The FDA has previously told us that part I of our Phase 3 trial in renal cell carcinoma, by itself, will not be sufficient to support a BLA for product approval in this indication. Unless the FDA changes its position, we do not expect that part I alone will support approval of a future BLA that we ultimately may file with the FDA in this indication. In addition, the timing of launch is uncertain in any indication.

On September 2, 2003, the FDA placed our Phase 3 Oncophage clinical trials in renal cell carcinoma and in melanoma on partial clinical hold. The FDA’s written correspondence instituting the partial clinical hold indicated that Oncophage was not sufficiently characterized. On October 22, 2003, we submitted to the FDA additional specifications for purity, identity, potency, and pH, which represent product characterization data, and on November 21, 2003, the FDA lifted the partial clinical hold. Even though the FDA lifted the partial clinical hold, the FDA informed us that, for purposes of part I of our Phase 3 trial in renal cell carcinoma and our Phase 3 trial in melanoma, Oncophage has been insufficiently characterized and that the results obtained with an insufficiently characterized product could not be used to provide efficacy data in support of a BLA. The FDA deemed the Oncophage provided to patients before December 2003 to be insufficiently characterized because it had not prospectively undergone the full battery of tests required for drugs used in pivotal trials. Some of these tests, such as potency assays, were not fully developed until after September 2003. The imposition of the partial clinical hold prevented us from enrolling new patients in our Phase 3 clinical trials between September 3, 2003 and November 21, 2003. We believe that we addressed the comments the FDA raised in connection with the partial clinical hold. After the clinical hold was lifted, the FDA asked us to implement the use of potency assays to release vaccine lots for all trials of Oncophage, including our Phase 3 trials. Subsequently, we submitted, during 2004, our validation package to the FDA for the potency assays, and in May 2005 we successfully concluded discussions with the FDA on this matter. Validation of the assays refers, in general terms, to establishing the robustness and reproducibility of the assays on an ongoing basis and under various different conditions to demonstrate that the potency assays work consistently. The potency assays have been used to test product administered since December 2003, and we have performed tests on frozen stored portions of product administered to patients prior to December 2003. This data will be submitted to the FDA as part of any BLA filing for Oncophage. We believe we have addressed all product characterization issues raised by the FDA to date.

Because the FDA indicated that, by itself, part I of our Phase 3 clinical trial in renal cell carcinoma was not sufficient to support a BLA filing, we expanded our clinical development plan by initiating a part II to this Phase 3 trial in a similar patient population. The FDA agreed with this registration plan, which was comprised of two components — part I and part II.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. Based on the results of part I, we discontinued part II of our Phase 3 renal cell carcinoma trial.

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, this trial may not be sufficient to support a BLA for product approval. Furthermore, this trial may not be sufficient to support approval outside of the U.S.

Because we expect additional Phase 3 clinical trials of Oncophage in the treatment of melanoma will be required prior to submitting a BLA for this indication, we may not commercialize Oncophage in this indication for several years, if ever.

During the quarter ended September 30, 2004, we completed enrollment of our Phase 3 trial in metastatic melanoma. Our overall manufacturing success rate for this trial was approximately 70%, and as a result during 2004 we indicated that we did not believe this trial would qualify as registrational. In October 2005, we announced preliminary survival data from this trial, and updated findings were presented on June 5, 2006 at the ASCO meeting. Overall, patients in the intent-to-treat Oncophage arm (M1a, b, and c combined categories as defined by the AJCC) fared similarly to those in the physician’s choice arm in terms of survival, the primary endpoint. In a subgroup of patients who received at least 10 injections of Oncophage, overall median survival increased by approximately 29% in the Oncophage-treated arm as compared with those in the physician’s choice treatment arm (16.5 months versus 12.8 months). These findings also noted that in a subgroup of randomized stage IV M1a and M1b combined patients, who received at least 10 doses of Oncophage vaccine, median survival increased by approximately 143% in the Oncophage-treated arm compared with those in the physician’s choice treatment arm (31.2 months versus 12.8 months; nominal, one-sided p value of 0.017 and hazard ratio of 0.452). This analysis was not pre-specified. The physician’s choice treatment arm included the current array of therapies such as chemotherapeutics, biological agents, and/or surgery. This OS analysis of the primary endpoint on an intent-to-treat basis was not statistically significant.

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

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is also a long, expensive, and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful.

Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. To date, the FDA has not approved any therapeutic cancer vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. The partial clinical hold that the FDA had placed, and subsequently lifted, on our Phase 3 Oncophage clinical trials primarily related to product characterization issues. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We have also initiated communications with regulatory health authorities in other jurisdictions to discuss requirements for the approval of Oncophage in renal cell carcinoma. As of June 30, 2007, we have spent approximately 13 years and $232.8 million on our research and development program in heat shock proteins for cancer.

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well designed preclinical studies and clinical trials demonstrating that a particular product candidate is safe and effective for the applicable disease. Data collection and analysis are uncertain, and may negatively affect or not affect the acceptability of the overall results of a trial, and even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval. Several biotechnology companies have failed to obtain regulatory approvals because regulatory agencies were not satisfied with the structure or conduct of the preclinical studies and clinical trials, or the ability to collect data or interpret the data from the trials. In addition, data from clinical trials are subject to varying interpretations and the data may not demonstrate the desired safety and efficacy. Similar problems could delay or prevent us from obtaining approvals.

We may not complete our planned preclinical studies or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our product candidates. The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile, among other considerations. Because we rely on third party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third party clinical investigators or contract research organizations are adversarial. The timing and success of our clinical trials, in particular, are also dependent on regulatory authorities accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. If we are unable to satisfy regulatory authorities with such matters, including the specific matters noted above, or our clinical trials yield inconclusive or negative results, we will be required to modify or expand the scope of our clinical studies or conduct additional studies to support marketing approvals. In addition, regulatory authorities may request additional information or data that is not readily available. Delays in our ability to respond to such requests would delay, and failure to adequately address all concerns would prevent, our commercialization efforts.

Also, we, or regulatory authorities, might further delay or halt our clinical trials for various reasons, including but not limited to:

•	we may fail to comply with extensive regulations;

•	a product candidate may not appear to be more effective than current therapies;

•	a product candidate may have unforeseen, undesirable, or significant adverse side effects, toxicities, or other characteristics;

•	we may fail to prospectively identify the most appropriate patient populations and/or statistical analyses for inclusion in our clinical trials;

•	the time required to determine whether a product candidate is effective may be longer than expected;

•	we may be unable to adequately follow or evaluate patients after treatment with a product candidate;

•	patients may die during a clinical trial because their disease is too advanced or because they experience medical problems that may not be related to the product candidate;

•	sufficient numbers of patients may not meet our eligibility criteria and/or enroll in our clinical trials and may withdraw from our clinical trials after they have enrolled; or

•	we may be unable to produce sufficient quantities of a product candidate to complete the trial.

Furthermore, regulatory authorities, including the FDA, may have varying interpretations of our preclinical study and clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Any delays or difficulties in obtaining regulatory approvals or clearances for our product candidates may:

•	adversely affect the marketing of any products we or our collaborators develop;

•	impose significant additional costs on us or our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain;

•	limit our ability to receive royalties and generate revenue and profits; and

•	adversely affect our business prospects and ability to obtain financing.

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

Challenges in identifying sufficient numbers of patients that meet our eligibility criteria, enrolling patients in our studies, or retaining patients in our studies after they have enrolled will slow or prevent completion of clinical trials.

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

While such trials may help support our efforts to obtain marketing approval, they generally would not, by themselves, be sufficient for obtaining approval. In our cancer trials, enrollment difficulties may arise due to many factors, including the novel nature of our product candidates such as Oncophage, the identification of patients meeting the specific criteria for inclusion in our trials, the speed by which participating clinical trial sites review our protocol and allow enrollment, and any delay in contract negotiations between us and the participating clinical trial sites. In addition, we may encounter problems in our clinical trials due to increased pharmaceutical industry demand for clinical trial patients, as well as limited patient availability due to the advanced disease state of the target patient population. Even if our patient enrollment is adequate, patients may die during a clinical trial if their disease is too advanced or because they experience problems that may be unrelated to the product candidate. A high dropout rate in a trial may undermine the ability to gain statistically significant data from the study.

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

Failure to enter into significant collaboration agreements may hinder our efforts to develop and commercialize our product candidates and will increase our need to rely on other financing mechanisms, such as sales of securities to fund our operations.

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

While some other biotechnology companies have negotiated large collaborations, we may not be able to negotiate any agreements with terms that replicate the terms negotiated by those other companies. We may not, for example, obtain significant up-front payments or substantial royalty rates. Some larger companies are skeptical of the commercial potential and profitability of a patient-specific product candidate like Oncophage or early-stage products like Aroplatin and AG-707. If we fail to enter into such collaboration agreements, our efforts to develop and/or commercialize Oncophage, Aroplatin, or AG-707 may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on other financing mechanisms, such as sales of securities to fund our operations. Sales of certain securities may substantially dilute the ownership of existing stockholders.

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

These development activities frequently fail to produce marketable products. For example, in August 2006, Pharmexa A/S announced a decision to cease dosing patients in their Phase 2 clinical trial of their HER-2 Protein AutoVac™ breast cancer vaccine containing our QS-21 adjuvant, after it was determined that the trial was unlikely to meet its primary endpoint. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of collaborative agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing the programs or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. Such disputes could result in the incurrence of significant expense. As a result of these factors, our strategic collaborations may not yield revenue. Furthermore, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities and could limit financial resources available for investment in manufacturing capacity expansion.

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

If one of our product candidates or our licensees’ product candidates for which we maintain exclusive or primary manufacturing rights nears marketing approval or is approved for sale, we expect we would be required to manufacture substantially more than we have been required to manufacture for preclinical studies and clinical trials. We have no experience manufacturing products in commercial quantities, and we can provide no assurance that we will be able to do so successfully. We may experience higher manufacturing failure rates than we have in the past if and when we attempt to substantially increase production volume.

Currently, we manufacture Oncophage and AG-707 in our own manufacturing facility. Because Oncophage is a patient-specific biologic, it requires product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the vaccine and result in production failures. AG-707 is also a complex product requiring Good Manufacturing Practices (“GMP”) for the manufacture and release of a recombinant protein and a large number of peptides. In order to prepare additional AG-707 to support future clinical trials, Antigenics will have to manufacture or have manufactured both of these critical raw materials.

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

There are a limited number of contract manufacturers that operate under the FDA’s GMP regulations that are capable of manufacturing our product candidates. If we are unable to do so ourselves or arrange for third party manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to complete development of these product candidates or commercialize them ourselves or through our collaborative partners or licensees. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 78 issued U.S. patents and 114 foreign patents. We also have rights to 27 pending U.S. patent applications and 118 pending foreign patent applications. However, we may not have patent coverage in all territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

We may not have rights under some patents or patent applications related to some of our existing and proposed products or processes. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, use, manufacture, sell, or import some of our existing or proposed products, or develop or use some of our existing or proposed processes, we or our collaborators may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad, or those that might issue from United States and foreign patent applications. In such an event, we likely would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to exploit these products or processes.

Furthermore, a third party may claim that we are using inventions covered by such third party’s patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party substantial damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We know of patents issued to third parties relating to heat shock proteins and alleviation of symptoms of cancer. We have reviewed these patents, and we believe, as to each claim in those patents, that we either do not infringe the claim, or that the claim is invalid. Moreover, patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication, including with respect to the third party patents mentioned above, as well as a communication alleging infringement of a patent relating to certain gel-fiberglass structures. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult, since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Additionally, two of the patent applications licensed to us contain claims that are substantially the same as claims in a third party patent relating to heat shock proteins. At our request, the United States Patent and Trademark Office declared an interference with this third party patent, U.S. Patent No. 6,713,608 which we believe is owned by the Science & Technology Corporation @ UNM (University of New Mexico). The patentee failed to participate in the interference proceedings and the United States Patent and Trademark Office cancelled all of the claims of U.S. Patent No. 6,713,608. The patentee has the options of requesting reconsideration of this decision by the United States Patent and Trademark Office and filing a civil action requesting reversal of that decision. Although we believe that we should prevail against this third party patent in either circumstance, there is no guarantee that that will be the outcome.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707 and to which we hold the exclusive license. We have filed a response to this opposition. The opposition division of the European Patent Office has subsequently issued a summons to oral proceedings to be held on January 24, 2008, and has issued a preliminary nonbinding opinion that at least claim 1 of the patent is invalid. We believe this patent claims valid subject matter. However, there is no guarantee that we will continue to defend the opposition, that this patent will not be revoked, or that we may not have to amend the claims.

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

If we fail to retain the services of key individuals and our employees, we may be unable to successfully develop our product candidates, conduct clinical trials, and obtain financing.

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer, and Pramod K. Srivastava, Ph.D., a former member of our Board of Directors and a consultant to us, who together founded Antigenics in 1994, have been integral to building the Company and developing our technology. If either of these individuals severs their relationship with the Company, our business may be adversely impacted.

Effective December 1, 2005, the Company entered into an employment agreement (the “Agreement”) with Dr. Armen. Subject to the earlier termination as provided in the Agreement, the Agreement shall have an original term of one year and shall be automatically extended thereafter for successive terms of one year each, unless either party provides notice to the other at least ninety days prior to the expiration of the original or any extension term. Dr. Armen plays an important role in the day to day activities of the Company. We do not carry key employee insurance policies for Dr. Armen or any other employee.

Dr. Srivastava currently has a consulting agreement with Antigenics pursuant to which he provides advise and services to the Company from time to time. This agreement has an initial term ending March 31, 2010. Although this agreement includes financial incentives for Dr. Srivastava to remain associated with us, the parties have recently been in discussions regarding a potential early termination of the agreement. Even if the parties do not terminate the agreement prior to March 31, 2010, it is likely that the parties will not continue the agreement beyond that time.

We also rely greatly on employing and retaining other highly trained and experienced senior management and scientific and operations personnel. The competition for these and other qualified personnel in the biotechnology field is intense. In order to reduce our expenses, we have restructured the Company and reduced staffing levels. This has in many cases eliminated any redundancy in skills and capabilities in key areas. If we are not able to attract and retain qualified personnel, we may not be able to achieve our strategic and operational objectives.

We may face litigation that could result in substantial damages and may divert management’s time and attention from our business.

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. We submitted settlement papers with the Federal District Court for the Southern District of New York, which the court preliminarily approved in August 2005. The settlement remained subject to a number of conditions, including final court approval. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification was one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Regardless of the outcome, participation in this lawsuit diverts our management’s time and attention from our business and may result in our paying damages.

Antigenics and our Chairman and Chief Executive Officer were named as defendants in a purported shareholder class action complaint filed on June 16, 2006 in Federal District Court in New Mexico by Steven J. Tuckfelt on behalf of himself and all others similarly situated (the “Plaintiffs”). The complaint alleged that certain of our disclosures in connection with the conduct of the Oncophage Phase 3 renal cell carcinoma trial violated Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint also included purported claims for breach of fiduciary duty. On March 14, 2007, the court dismissed the action without prejudice due to the Plaintiffs’ failure to prosecute the action. However, there is the possibility the case could be re-filed.

In addition, we are involved in other litigation and may become involved in additional litigation. Any such litigation could be expensive in terms of out-of-pocket costs and management time, and the outcome of any such litigation is uncertain.

Our Directors and Officers insurance policies provide $25.0 million annual aggregate coverage and $25.0 million per occurrence coverage. This limited insurance coverage may not be sufficient to cover us for future claims.

If we fail to obtain adequate levels of reimbursement for our product candidates, the commercial potential of our product candidates will be significantly limited.

In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to drug reimbursement programs with varying price control mechanisms. Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, in the U.S., many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence, such as published medical literature, and appear in a recognized drug compendium.

In the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the physician or consumer from third party payers, such as the government or private insurance plans. Our profitability will depend on the extent to which government authorities, private health insurance providers, and other organizations provide reimbursement for the cost of our product candidates. Government and private third party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise, and increasingly attempt to limit and/or regulate the reimbursement for medical products, including branded prescription drugs. Many patients will not be capable of paying for our product candidates by themselves. A primary trend in the United States health care industry is toward cost containment. Large private payers, managed care organizations, group purchasing organizations, and similar organizations are exerting increasing influence on decisions regarding the use of particular treatments. Furthermore, many third party payers limit reimbursement for newly approved health care products. Cost containment measures may prevent us from becoming profitable.

It is not clear that public and private insurance programs will determine that Oncophage or our other product candidates come within a category of items and services covered by their insurance plans. The application of existing Medicare regulations, and interpretive coverage and payment determinations to newly approved products, especially novel products such as Oncophage, is uncertain, and those regulations and interpretive determinations are subject to change. For example, although the federal Medicare program covers drugs and biological products, the Medicare program takes the position that the FDA’s treatment of a product as a drug or biologic does not require the Medicare program to treat the product in the same manner. Accordingly, it is possible that the Medicare program will not cover Oncophage or our other product candidates if they are approved for commercialization. It is also possible that there will be substantial delays in obtaining coverage of Oncophage or our other product candidates and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where insurance coverage is available, there may be limits on the payment amount. Congress and the Medicare program periodically propose significant reductions in the Medicare reimbursement amounts for drugs and biologics. Such reductions could have a material adverse effect on sales of any of our product candidates that receive marketing approval. In December 2003, the President of the United States signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Oncophage if it is approved for sale, or our other product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Oncophage and our other potential products will be adversely affected The future impact of this legislation on our product candidates is uncertain. Effective January 1, 2004, Medicare payments for many drugs administered in physicians’ offices were reduced significantly. This provision impacts many drugs used in cancer treatment by oncologists and urologists. The payment methodology changes in future years, and it is unclear how the payment methodology will impact reimbursement for Oncophage, if it receives regulatory approval, and incentives for physicians to recommend Oncophage relative to alternative therapies.

Federal, state, and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of our potential products may change further or be adopted before Oncophage or any of our potential products are approved for marketing. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes Oncophage and our other products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider Oncophage or any or all of our products under development to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products. We are unable to predict what impact any future regulation or third party payer initiatives relating to reimbursement for Oncophage or any of our other potential products will have on sales, if any of them are approved for sale.

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

We manufacture Oncophage from a patient’s cancer cells, and a medical professional must inject Oncophage into the patient from which it was manufactured. A patient may sue us if we, a hospital, or a shipping company fails to deliver the removed cancer tissue or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases, and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage at a hospital poses risk of delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence coverage. This limited insurance coverage may be insufficient to fully cover us for future claims.

If we do not comply with environmental laws and regulations, we may incur significant costs and potential disruption to our business.

We use hazardous, infectious, and radioactive materials, and recombinant DNA in our operations, which have the potential of being harmful to human health and safety or the environment. We store these hazardous (flammable, corrosive, toxic), infectious, and radioactive materials, and various wastes resulting from their use, at our facilities pending use and ultimate disposal. We are subject to a variety of federal, state, and local laws and regulations governing use, generation, storage, handling, and disposal of these materials. We may incur significant costs complying with both current and future environmental health and safety laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency, the Drug Enforcement Agency, the Department of Transportation, the Centers for Disease Control and Prevention, the National Institutes of Health, the International Air Transportation Association, and various state and local agencies. At any time, one or more of the aforementioned agencies could adopt regulations that may affect our operations. We are also subject to regulation under the Toxic Substances Control Act and the Resource Conservation Development programs.

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

Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capability, and/or marketing expertise.

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer and infectious diseases. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques, such as Dendreon’s Sipuleucel-T, for which Dendreon announced in March 2007 that the FDA’s Office of Cellular, Tissue and Gene Therapies Advisory Committee recommended to the FDA that there is substantial evidence of efficacy and safety of Provenge for the treatment of patients with prostate cancer (on May 8, 2007, the FDA issued a Complete Response Letter requesting additional data from Dendreon), Dendreon’s Lapuleucel-T in Phase 1 trials for ovarian, colorectal, and breast cancer, Northwest Biotherapeutics’ DCVax-Brain in a Phase 2 trial for brain cancer, Nventa’s (formerly Stressgen) HspE7, which is currently in or has completed Phase 2 trials in HPV-related diseases, such as internal genital warts, recurrent respiratory papillomatosis, and cervical dysplasia, AVAX’s AC Vaccine therapeutic platform vaccines in clinical trials for melanoma and non-small cell lung cancer and approved for sale in Switzerland for melanoma, Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland, and Israel and in a Phase 3 trial in the U.S. for colon cancer, Liponova’s Reniale, which completed a Phase 3 trial in Germany for non-metastatic renal cell carcinoma, Oxford BioMedica and its partner Sanofi-Aventis’ Trovax, which is in a Phase 3 trial for metastatic renal cell carcinoma, Vical’s Allovectin-7 with a special protocol assessment for a Phase 3 trial for metastatic melanoma, Favrille’s FavID currently in a Phase 3 trial for NHL, Accentia’s BiovaxID currently in a Phase 3 trial for NHL, Genitope’s MyVax currently in a Phase 3 trial for NHL, and Cell Genesys’ GVAX vaccines currently in trials for prostate cancer (Phase 3), AML (Phase 1), pancreatic cancer (Phase 2), lung cancer (Phase 2), and myeloma (Phase 1). Patents have been issued in both the U.S. and Europe related to Nventa’s heat shock protein technology.

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

Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock, and as of June 30, 2007, Antigenics Holdings L.L.C. controlled approximately 24% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

Certain of our directors and officers, including our Chief Executive Officer, directly and indirectly own approximately 48% of Antigenics Holdings L.L.C. In addition, several of our directors and officers directly and indirectly own approximately 1% of our outstanding common stock.

A single, otherwise unaffiliated, stockholder holds a substantial percentage of our outstanding common stock and all of our outstanding preferred stock, and another single, unaffiliated holder of our 2006 Notes issued in October 2006 has the right to convert such notes into a substantial percentage of our outstanding capital stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on June 30, 2007, he would have held approximately 16% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings L.L.C. control approximately 36% of our outstanding common stock as of June 30, 2007, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined percentage would increase to 39%. Additional purchases of our common stock by Mr. Kelley also would increase both his own percentage of outstanding voting rights and the percentage combined with Antigenics Holdings L.L.C. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we sold $25.0 million of our 2006 Notes to a group of accredited investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. While the 2006 Notes do not carry any voting rights, the common stock issuable upon conversion of the 2006 Notes do carry the same voting rights as other shares of common stock. On June 30, 2007, one holder of the 2006 Notes had holdings, which if totally converted into shares of our common stock, would result in this holder owning 6,022,095 shares. If such holder had exercised such conversion right on June 30, 2007, such holder would have owned approximately 12% of our outstanding common stock. However, the holder is limited to a 9.99% maximum percentage of ownership, in accordance with the terms of the 2006 Notes. Such ownership position following any such conversion along with any open market purchases by such holder could provide the holder with the ability to substantially influence the outcome of matters submitted to our stockholders for approval.

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

Between our initial public offering on February 4, 2000 and June 30, 2007, and for the twelve months ended June 30, 2007, the closing price of our common stock has fluctuated between $1.54 and $52.63 per share and $1.54 and $4.43 per share, respectively, with an average daily trading volume for the twelve months ended June 30, 2007 of approximately 421,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2007, we had approximately 45,889,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations. In addition, we have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 450,000 shares of common stock under our employee stock purchase plan and to permit the sale of 250,000 shares of common stock under our directors’ deferred compensation plan. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2007, options to purchase 5,792,259 shares of our common stock with a weighted average exercise price per share of $6.88 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of June 30, 2007, we have 383,812 nonvested shares outstanding.

Because we are a relatively small public company, we have been disproportionately negatively impacted by the Sarbanes-Oxley Act of 2002 and related regulations, which have increased our costs and required additional management resources.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure, and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the NASDAQ have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards significantly increased our legal, financial, and accounting costs, which we expect to increase as we expand our operations. In addition, the requirements have taxed a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments have made it more difficult for us to attract and retain qualified members of our Board of Directors, particularly independent directors, or qualified executive officers. Because we are a relatively small public company, we have been disproportionately negatively impacted by these changes in securities laws and regulations, which have increased our costs and required additional management resources.

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

Item 4 — Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 6, 2007, Antigenics’ stockholders voted as follows:

To elect the following nominees to the Board of Directors:

Nominee	Total Vote “FOR”	Total Vote “WITHHELD”
Brian Corvese	34,220,002	306,124
Peter Thornton	34,216,362	309,764
Timothy R. Wright	34,216,177	309,949

All received a plurality of the votes cast by stockholders entitled to vote thereon and, therefore, Mr. Corvese, Mr. Thornton, and Mr. Wright were elected to the Board of Directors for terms of three years. In addition, the terms in office of Dr. Garo Armen, Mr. Tom Dechaene, Ms. Margaret Eisen, Mr. Wadih Jordan, and Dr. Hyam I. Levitsky continued after the meeting.

To amend our 1999 Employee Stock Purchase Plan to increase the number of shares authorized for issuance:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”	Broker Non-Votes
19,499,962	592,386	199,338	14,234,439

To amend our Directors’ Deferred Compensation Plan to increase the number of shares authorized for issuance:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”	Broker Non-Votes
19,414,675	701,245	175,767	14,234,438

To amend our Certificate of Incorporation to increase the number of shares of authorized common stock:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”	Broker Non-Votes
33,056,752	1,364,975	104,395	—

To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”	Broker Non-Votes
34,397,421	103,584	25,120	—

Item 6 — Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 11, 2007 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.