Form 10-Q
period 2007-09-30
ANTIGENICS INC /DE/
filed 2007-11-14
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares outstanding of the registrant’s Common Stock as of November 1, 2007: 47,551,695 shares.

Antigenics Inc.

Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$21,613,539	$24,218,683
Short-term investments	3,249,996	15,876,302
Accounts receivable	323,594	182,493
Inventories	472,901	438,644
Prepaid expenses	1,213,715	1,307,648
Other current assets	249,615	274,652

Total current assets	27,123,360	42,298,422
Plant and equipment, net	15,580,802	18,618,632
Goodwill	2,572,203	2,572,203
Core and developed technology, net	3,810,864	4,641,311
Debt issuance costs, net	1,455,292	1,623,570
Other long-term assets	2,092,986	3,197,403

Total assets	$52,635,507	$72,951,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Accounts payable	986,930	1,089,567
Accrued liabilities	6,570,938	7,586,378
Other current liabilities	670,792	255,735

Total current liabilities	8,374,721	9,077,741
Convertible senior notes	76,346,667	75,333,333
Other long-term liabilities	7,410,167	5,933,935
Commitments and contingencies (Note F) STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2007 and December 31, 2006; liquidation value of $31,817,625 at September 30, 2007	316	316
Series B1 convertible preferred stock; 10,000 and 0 shares designated, issued, and outstanding at September 30, 2007 and December 31, 2006, respectively	100	—
Series B2 convertible preferred stock; 5,250 and 0 shares designated, issued, and outstanding at September 30, 2007 and December 31, 2006, respectively	53	—
Common stock, par value $0.01 per share; 250,000,000 and 100,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 47,550,743 and 45,843,751 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	475,507	458,438
Additional paid-in-capital	451,206,985	444,013,527
Accumulated other comprehensive income (loss)	104	(21,853)
Accumulated deficit	(491,179,113)	(461,843,896)

Total stockholders’ deficit	(39,496,048)	(17,393,468)

Total liabilities and stockholders’ deficit	$52,635,507	$72,951,541

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$862,631	$216,462	$4,659,020	$372,399
Operating expenses:
Research and development	(6,132,653)	(6,251,777)	(18,145,535)	(22,627,949)
General and administrative	(4,579,887)	(4,740,556)	(13,311,193)	(16,023,075)
Restructuring costs	—	—	—	(1,374,293)

Operating loss	(9,849,909)	(10,775,871)	(26,797,708)	(39,652,918)
Other income (expense):
Non-operating income	—	120,000	—	140,528
Interest expense	(1,261,773)	(747,435)	(3,722,254)	(2,222,671)
Interest income	325,386	381,865	1,184,745	1,391,147

Net loss	(10,786,296)	(11,021,441)	(29,335,217)	(40,343,914)
Dividends on convertible preferred stock	(197,625)	(197,625)	(592,875)	(592,875)

Net loss attributable to common stockholders	$(10,983,921)	$(11,219,066)	$(29,928,092)	$(40,936,789)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.24)	$(0.24)	$(0.65)	$(0.89)

Weighted average number of common shares outstanding, basic and diluted	46,429,973	45,847,666	46,126,316	45,789,401

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(29,335,217)	$(40,343,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,094,730	4,252,042
Stock-based compensation	3,248,677	1,762,868
Non-cash interest expense	1,013,334	—
Write-down of plant and equipment	—	645,819
Loss on sale of assets	—	37,900
Changes in operating assets and liabilities:
Accounts receivable	(141,101)	(76,186)
Inventories	(34,257)	33,051
Prepaid expenses	93,933	(155,650)
Accounts payable	(112,740)	(380,755)
Increase in deferred revenue	1,477,044	2,901,766
Accrued liabilities and other current liabilities	(858,742)	(4,402,669)
Other operating assets and liabilities	55,283	(212,522)

Net cash used in operating activities	(20,499,056)	(35,938,250)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	22,750,000	21,050,000
Purchases of available-for-sale securities	(10,101,737)	(1,333,146)
Investment in AGTC	(165,000)	(285,000)
Proceeds from the sale of limited partner interest in AGTC	1,665,000	—
Proceeds from sale of equipment	—	33,257
Purchases of plant and equipment	(8,174)	(108,895)
Decrease in restricted cash	—	2,814,232

Net cash provided by investing activities	14,140,089	22,170,448

Cash flows from financing activities:
Net proceeds from sale of equity	4,745,340	—
Deferred offering costs	(426,640)	—
Proceeds from exercise of stock options	—	272,109
Proceeds from employee stock purchases	77,998	197,191
Payments of series A convertible preferred stock dividends	(592,875)	(592,875)
Debt issuance costs	(50,000)	—
Payments of long-term debt	—	(3,810,737)

Net cash provided by (used in) financing activities	3,753,823	(3,934,312)

Net decrease in cash and cash equivalents	(2,605,144)	(17,702,114)
Cash and cash equivalents, beginning of period	24,218,683	33,216,876

Cash and cash equivalents, end of period	$21,613,539	$15,514,762

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note A — Business and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to in this Quarterly Report on Form 10-Q as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies and product candidates to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product candidate is Oncophage® (vitespen), a patient-specific therapeutic cancer vaccine candidate that has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma. Oncophage has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, or brain cancer. Our product candidate portfolio also includes: (1) QS-21 Stimulon® adjuvant (“QS-21”), which is used in numerous vaccines under development for a variety of diseases, including hepatitis, human immunodeficiency virus (“HIV”), influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis; (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes; and (3) Aroplatin™, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid tumors and B-cell lymphomas. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.

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

Based on these results, we implemented a restructuring plan in April 2006 that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including those stated above for Aroplatin and AG-707, and AU-801, a novel preclinical application of our proprietary heat shock protein technology as a treatment for autoimmune disorders. In addition, we terminated part II of our Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia. To match these priorities, we eliminated 42 positions in April 2006. In September 2006, we discontinued activities related to AU-801. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

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

On May 21, 2007, we announced additional follow-up results on data collected per the protocol through March 2007. The end-of-study results, which reflect an additional 17 months’ data collection, showed that in a substantial subset of better-prognosis patients (n = 362) at intermediate risk for disease recurrence, Oncophage demonstrated a clinically significant improvement in RFS of approximately 45 percent (p value of less than 0.01 and hazard ratio of 0.55). In addition, updated analysis in this group of intermediate risk patients revealed a trend towards improved OS, the study’s secondary endpoint. Furthermore, the positive OS trend observed to date correlates with the RFS improvement demonstrated in previous analyses.

The Eastern Cooperative Oncology Group is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, and puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk population where significant improvement over observation is demonstrated.

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

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate to them the efficacy and safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application (“BLA”) on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, based on existing standards this trial is likely not sufficient to support a BLA for product approval. Furthermore, this trial may not be sufficient to support approval outside of the U.S.

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

As detailed in Note G, on July 6, 2006, we entered into expanded license and supply agreements with GlaxoSmithKline Biologicals SA (“GSK”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. In conjunction with our expanded license and supply agreements with GSK, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million.

On July 20, 2007, we executed a binding letter of intent (the “Letter”) with GSK amending the supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. As consideration for our entering into the Letter, we received a $2.0 million up-front non-refundable payment from GSK in August 2007, in lieu of a milestone payment that would have otherwise been payable under the supply agreement. In addition, GSK is obligated to pay us $5.25 million over five years for manufacturing profits that were anticipated to have otherwise been payable under the supply agreement. Except as expressly provided in the Letter, all other financial obligations of GSK under the supply agreement, including royalty payments, remain unchanged. The Letter does not affect the rights and obligations of the parties under the July 6, 2006 license agreement.

On September 10, 2007, we issued 1,623,377 shares of our common stock at a price of $3.08 per share to a single institutional investor. In conjunction with this transaction, we also issued to the investor 15,250 shares of our newly created class B convertible preferred stock. Gross proceeds of $5.0 million were received as a result of this transaction. Net proceeds, after deducting the placement agent fees and offering expenses paid by us, were $4.7 million. See Note H for further details on this transaction.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our consolidated financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current period’s presentation. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007.

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

We have incurred annual operating losses since inception and, as a result, at September 30, 2007 we had an accumulated deficit of $491.2 million. Our operations have been funded principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. Satisfying our long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

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

Note B — Net Loss Per Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding and common shares issuable under our directors’ deferred compensation plan. Diluted EPS is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of outstanding stock options and nonvested shares, our series A convertible preferred stock, our class B convertible preferred stock, our 5.25% convertible senior notes due 2025, and the senior secured convertible notes (the “2006 Notes”). Because we have reported a net loss attributable to common stockholders for all periods, diluted loss per common share is the same as basic loss per common share, as the effect of including shares underlying the outstanding stock options and nonvested shares, the series A convertible preferred stock, the class B convertible preferred stock, the 5.25% convertible senior notes due 2025, and the 2006 Notes in the calculation would have reduced the net loss per common share. Therefore, shares underlying the 7,535,061 outstanding stock options and nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, the 10,000 outstanding shares of series B1 convertible preferred stock, the 5,250 outstanding shares of series B2 convertible preferred stock, and the impact of conversion of the 5.25% convertible senior notes due 2025 and the 2006 Notes are not included in the calculation of diluted net loss per common share.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	September 30, 2007	December 31, 2006
Work in process	$425	$344
Finished goods	48	95

	$473	$439

Note D — Stock-Based Compensation

Stock-based compensation expense includes compensation expense for all stock-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense also includes compensation expense for all stock-based options granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) and the fair market value of shares issued to non-employees for services rendered.

We have applied the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), in accounting for stock-based compensation in accordance with SFAS No. 123R. SAB No. 107 contains the SEC’s guidance on certain aspects of SFAS No. 123R and the valuation of share-based payments for public companies.

Stock options granted to non-employees are accounted for based on the fair-value method of accounting in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF Issue No. 00-19”), which requires that stock options held by certain non-employee consultants be accounted for as liability-classified awards. The fair value of the award is remeasured at each financial statement date until the award is exercised or expires. As of September 30, 2007, stock options to acquire approximately 788,000 shares of common stock held by non-employee consultants are accounted for as liability-classified awards, and remained unexercised.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	72%	75%	71%	67%
Expected term in years	6	6	6	5
Risk-free interest rate	5%	5%	5%	4%
Dividend yield	0%	0%	0%	0%

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A summary of option activity for the nine months ended September 30, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,912,850	$7.17
Granted	1,748,650	2.46
Forfeited	(531,921)	8.64

Outstanding at September 30, 2007	7,129,579	$5.90	7.03	$985,227

Vested or expected to vest at September 30, 2007	6,233,416	$6.24	6.74	$822,593

Exercisable at September 30, 2007	3,458,490	$8.35	4.97	$268,758

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $1.57 and $2.15, respectively.

During the first nine months of 2007, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date.

As of September 30, 2007, $5.7 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of approximately one year.

As of September 30, 2007, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed is approximately $425,000.

Certain employees have also been granted nonvested stock. In accordance with SFAS No. 123R, the fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

A summary of nonvested stock activity for the nine months ended September 30, 2007 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	52,670	$4.60
Granted	406,531	1.83
Vested	(17,102)	4.64
Forfeited	(36,617)	2.07

Outstanding at September 30, 2007	405,482	$2.05

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of September 30, 2007, there was $573,000 of unrecognized stock-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted-average period of one year.

We issue new shares upon option exercises, purchases under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”), vesting of nonvested stock, and under the Director’s Deferred Compensation Plan. During the year ended December 31, 2006, 185,660 options were exercised with a weighted average exercise price of $1.47. No options were exercised during the nine months ended September 30, 2007. During the year ended December 31, 2006 and for the nine months ended September 30, 2007, 66,875 shares and 48,813 shares were issued under the 1999 ESPP, respectively. During the nine months ended September 30, 2007, 10,840 shares, net of shares withheld to cover personal income tax withholding, were issued as a result of the vesting of nonvested stock. In addition, during the nine months ended September 30, 2007, 15,629 shares were issued under our Directors’ Deferred Compensation Plan. No such shares were issued during the year ended December 31, 2006.

The impact on our results of operations from stock-based compensation was as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$256	$277	$1,344	$(386)
General and administrative	713	680	1,905	2,149

Total stock-based compensation expense	$969	$957	$3,249	$1,763

Note E — Comprehensive Loss

The following table provides the calculation of comprehensive loss (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(10,786)	$(11,021)	$(29,335)	$(40,344)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	7	24	22	60

Comprehensive loss	$(10,779)	$(10,997)	$(29,313)	$(40,284)

Note F — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the court, this motion set forth all “common issues” (i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants). The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the court granted preliminary approval of the settlement. On August 31, 2005, the court issued an order confirming preliminary approval of the settlement. The settlement remained subject to a number of conditions, including final court approval. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification was one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at September 30, 2007.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As consideration for our entering into the Letter, we received a $2.0 million up-front non-refundable payment from GSK in August 2007, in lieu of a milestone payment that would have otherwise been payable under the supply agreement. In addition, GSK is obligated to pay us $5.25 million over five years for manufacturing profits that were anticipated to have otherwise been payable under the supply agreement. Except as expressly provided in the Letter, all other financial obligations of GSK under the supply agreement, including royalty payments, remain unchanged. The Letter does not affect the rights and obligations of the parties under the July 6, 2006 license agreement.

During the nine months ended September 30, 2007, we recognized revenue of $2.5 million related to these payments. This revenue consisted of a payment in February 2007 of $2.0 million for the achievement of a milestone related to the transfer of manufacturing technologies to GSK and $0.5 million from the amortization of deferred revenue. Deferred revenue of $4.4 million related to our agreement with GSK is included in other long-term liabilities on our balance sheet as of September 30, 2007. Revenue recognized from collaborative agreements like this is based upon the provisions of SAB No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Note H — Equity

On September 10, 2007, we issued 1,623,377 shares of our common stock at a price of $3.08 per share to a single institutional investor. In conjunction with this transaction, we also issued to the investor 10,000 shares of our new series B1 convertible preferred stock and 5,250 shares of our new series B2 convertible preferred stock (collectively, our “class B convertible preferred stock”). Shares of the series B1 convertible preferred stock permit the investor, within one year of the anniversary of closing, to purchase up to an additional $10.0 million of common shares at a purchase price equal to the lesser of $3.08 per share or a price calculated based on the then-prevailing price of our common stock minus $0.30 per share. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested pursuant to the agreement with the investor, including conversions of the series B1 convertible preferred stock, at a purchase price equal to the lesser of $4.16 per common share or a price calculated based on the then-prevailing price of our common stock, and such right expires seven years from the date of issuance. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock. No dividends are paid on the class B convertible preferred stock and there are no liquidation preferences.

Gross proceeds of $5.0 million were received as a result of this transaction. Net proceeds, after deducting the placement agent fees and offering expenses paid by us, were $4.7 million. Net proceeds allocated to the class B convertible preferred stock have been recorded as an increase to equity in accordance with our review of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF Issue No. 00-19.

Note I — Recent Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of the date of adoption, total uncertain tax positions were immaterial and accordingly, no adjustment to our condensed consolidated financial statements was required. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

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

We have incurred significant losses since our inception. As of September 30, 2007, we had an accumulated deficit of $491.2 million. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. In addition, we expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, indicating that the trial did not meet its primary endpoint. Based on these results, in April 2006, we implemented a restructuring plan that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphomas, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders. In addition, we terminated part II of our Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of chronic myelogenous leukemia (“CML”). To match these priorities, we eliminated 42 positions in April 2006. In September 2006, we discontinued activities related to AU-801. We continue to support and develop our QS-21 Stimulon® adjuvant (“QS-21”) partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

We continued to collect data per the protocol through March 2007, and on May 21, 2007, we announced additional follow-up data. The end-of-study results, which reflect an additional 17 months’ data collection, showed similar trends to that previously reported in June 2006 in the intent-to-treat population where no statistically significant difference was found between the two arms. Further, in the subset of better-prognosis patients (n = 362) at intermediate risk for disease recurrence, patients in the Oncophage arm continued to demonstrate significant improvement in recurrence free survival (“RFS” – the study’s primary endpoint) of approximately 45 percent (p value of less than 0.01 and hazard ratio of 0.55). In addition, updated analysis in this group of intermediate risk patients revealed a trend towards improved overall survival (“OS” – a secondary endpoint), the study’s secondary endpoint. Furthermore, the positive OS trend observed to date correlates with the RFS improvement demonstrated in previous analyses. The results announced in June 2006 reported that a total of 361 patients in the subgroup were defined as having intermediate risk for recurrence of disease. In subsequent follow-up, one patient was recategorized, resulting in an increase in the total number of patients from 361 to 362 in the later analysis.

The Eastern Cooperative Oncology Group (“ECOG”) is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, and puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk population where significant improvement over observation is demonstrated. We continue to analyze the data collected to date, and we have also opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect OS information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of Oncophage, will follow patients for an additional three years from closure of the initial trial, providing more than five years’ worth of data collection from the last patient enrolled. This continued data collection and our ongoing analysis is uncertain, and may negatively affect or not affect the acceptability of the overall results of the trial, and even if clinically meaningful, may not meet the requirements of the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval.

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate to them the efficacy and safety of Oncophage. We intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application (“BLA”) on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis and was not demonstrated in the pre-specified analysis of the primary and secondary endpoints of the Phase 3 study of Oncophage in renal cell carcinoma, based on existing standards this trial is likely not sufficient to support a BLA for product approval. Furthermore, this trial may not be sufficient to support approval outside of the U.S.

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

As consideration for our entering into the Letter, we received a $2.0 million up-front non-refundable payment from GSK in August 2007, in lieu of a milestone payment that would have otherwise been payable under the supply agreement. In addition, GSK is obligated to pay us $5.25 million over five years for manufacturing profits that were anticipated to have otherwise been payable under the supply agreement. Except as expressly provided in the Letter, all other financial obligations of GSK under the supply agreement, including royalty payments, remain unchanged. The Letter does not affect the rights and obligations of the parties under the July 6, 2006 license agreement.

On September 10, 2007, we issued 1,623,377 shares of our common stock at a price of $3.08 per share to a single institutional investor. Net proceeds, after deducting offering expenses paid by us, were $4.7 million. In conjunction with this transaction, we also issued to the investor 10,000 shares of our new series B1 convertible preferred stock and 5,250 shares of our new series B2 convertible preferred stock (collectively, our “class B convertible preferred stock”). Shares of the series B1 convertible preferred stock permit the investor, within one year of the anniversary of closing, to purchase up to an additional $10.0 million of common shares at a purchase price equal to the lesser of $3.08 per share or a price calculated based on the then-prevailing price of our common stock minus $0.30 per share. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested pursuant to the agreement with the investor, including conversions of the series B1 convertible preferred stock, at a purchase price equal to the lesser of $4.16 per common share or a price calculated based on the then-prevailing price of our common stock, and such right expires seven years from the date of issuance. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock. No dividends are paid on the class B convertible preferred stock and there are no liquidation preferences.

Gross proceeds of $5.0 million were received as a result of this transaction. Net proceeds, after deducting the placement agent fees and offering expenses paid by us, were $4.7 million.

The financial statements in this Quarterly Report on Form 10-Q, unlike those in our earnings release filed on Form 8-K on November 1, 2007, do not attribute $475,000 to dividends on convertible preferred stock, in relation to our September 10, 2007 issuance of preferred stock. This difference results in net loss attributable to common stockholders for the three and nine months ended September 30, 2007, being $0.01 less per share than the amounts reflected in the earnings release.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms. Forward-looking statements include, but are not limited to, statements about generating royalty revenue from QS-21 in the 2010 timeframe, our plans or timelines for performing and completing research, preclinical studies and clinical trials, timelines for releasing data from clinical trials, plans or timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials and regulatory processes (including additional clinical studies for Oncophage in renal cell carcinoma and our application for marketing approval of Oncophage in Russia), expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings and meetings with regulatory authorities (including potential requests for meetings with the FDA regarding Oncophage clinical studies), the sufficiency of our clinical trials in renal cell carcinoma and melanoma, or subgroup analyses of data from these trials, to support a BLA or foreign marketing application for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans to commence, accelerate, decelerate, postpone, discontinue, or resume clinical programs, and reduction of our net cash burn (cash used in operating activities plus capital expenditures, debt repayments, and dividend payments), plans for sales and marketing, implementation of corporate strategy, increased foreign currency exposure if we commercialize in Russia, and future financial performance. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that the subgroup analyses of our Oncophage clinical trials do not predict survival or efficacy of the product in future studies or use of Oncophage; that we may be unable to obtain sufficient funding or the regulatory authorization necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory review or approval necessary to commercialize our product candidates because the FDA or other regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our strategic licenses and partnering collaborations may not meet expectations; manufacturing problems may cause product development and launch delays and unanticipated costs; our ability to raise additional capital; our ability to attract and retain employees; changes in financial markets, regulatory requirements, and geopolitical developments; and the solvency of counter parties under material agreements, subleases, and general real estate risks.

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

Historical Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue: We generated revenue of $863,000 and $216,000 during the three months ended September 30, 2007 and 2006, respectively. Revenue includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees earned, and, in 2007, royalties earned and milestones achieved.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners and clinical research organizations. Research and development expense decreased to $6.1 million for the three months ended September 30, 2007 from $6.3 million for the three months ended September 30, 2006. Fewer ongoing projects and our cost containment efforts resulted in a $669,000 decrease. Payroll and personnel related expenses have decreased $67,000 due to reduced headcount. Partially offsetting these reductions was a $583,000 increase in professional fees related to our efforts to seek approval of Oncophage in markets outside the U.S.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased to $4.6 million for the three months ended September 30, 2007 from $4.7 million for the three months ended September 30, 2006. This decrease was mainly the result of a $423,000 reduction in facility related costs, which resulted from our ongoing efforts to eliminate excess facility space and the reduced occupancy costs of our new corporate headquarters. In addition, there was a $138,000 reduction in payroll and personnel related expenses reflecting reduced headcount. These decreases were largely offset by a $282,000 increase in professional fees and a $118,000 increase in other expenses, primarily related to our efforts to seek approval of Oncophage in markets outside the U.S.

Non-operating Income: Non-operating income of $120,000 for the three months ended September 30, 2006 represents a lease termination fee received from one of our sublessees.

Interest Expense: Interest expense increased 69% to $1.3 million for the three months ended September 30, 2007 from $747,000 for the three months ended September 30, 2006. This increase relates primarily to interest on our senior secured convertible notes (the “2006 Notes”) due 2011 that were sold on October 30, 2006.

Interest Income: Interest income decreased 15% to $325,000 for the three months ended September 30, 2007 from $382,000 for the same period in 2006. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate earned increased from 5.2% for the three months ended September 30, 2006 to 5.6% for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue: We generated revenue of $4.7 million and $372,000 during the nine months ended September 30, 2007 and 2006, respectively. Revenue includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees earned, and, in 2007, royalties earned and milestones achieved.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners and clinical research organizations. Research and development expense decreased 20% to $18.1 million for the nine months ended September 30, 2007 from $22.6 million for the nine months ended September 30, 2006. The decrease was partially due to a $2.2 million reduction in payroll and personnel related expenses due to the workforce reduction in April 2006 and subsequent attrition. There was an additional decrease of $2.0 million in our clinical trial-related expenses due to our restructuring plan and temporary discontinuance of late-stage clinical programs. Other expenses decreased $2.1 million due to fewer ongoing projects and cost containment efforts. These reductions were partially offset by an increase in non-cash, stock-based compensation expense of $1.7 million.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 17% to $13.3 million for the nine months ended September 30, 2007 from $16.0 million for the nine months ended September 30, 2006. This decrease is a reflection of our cost-cutting efforts. Specific cost reductions included a $1.3 million reduction in payroll and personnel related expenses due mainly to the workforce reduction in April 2006, as well as reductions in professional fees of $624,000 and other expenses of $476,000. Non-cash, stock-based compensation expense also decreased $244,000.

Restructuring Costs: In December 2005, we updated our business strategy and refocused our programs and priorities, including the postponement and deceleration of a number of our projects. To match these priorities, we eliminated 65 positions. In addition to severance charges of $990,000 recorded in December 2005 related to the elimination of these positions, we recorded severance charges of $112,000 during the three months ended March 31, 2006. In April 2006, we commenced the implementation of a plan to further restructure, refocusing our programs and priorities with the goal of conserving cash, and eliminated 42 additional positions. We recorded severance charges of $645,000 related to the elimination of these positions during the three months ended June 30, 2006 resulting in total severance charges of $757,000 for the nine months ended September 30, 2006. In addition, during the three months ended March 31, 2006, we wrote-off certain assets that were determined to not be required for our updated business strategy. This resulted in additional restructuring charges of $617,000, for a total of $1.4 million in restructuring charges during the nine months ended September 30, 2006.

Non-operating Income: Non-operating income of $141,000 for the nine months ended September 30, 2006 represents a lease termination fee received from one of our sublessees and proceeds from the sale of certain assets.

Interest Expense: Interest expense increased 67% to $3.7 million for the nine months ended September 30, 2007 from $2.2 million for the nine months ended September 30, 2006. This increase relates primarily to interest on our 2006 Notes due 2011 that were sold on October 30, 2006.

Interest Income: Interest income decreased 15% to $1.2 million for the nine months ended September 30, 2007 from $1.4 million for the same period in 2006. This decrease is primarily attributable to a decrease in cash, cash equivalents, and short-term investments, partially offset by a rise in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate earned increased from 4.7% for the nine months ended September 30, 2006 to 5.3% for the nine months ended September 30, 2007.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs. For the nine months ended September 30, 2007, these research and development programs consisted largely of Oncophage, AG-707, Aroplatin, and QS-21, as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,				Prior to
Research and Development Program	Product	2007	2006	2005	2004	2003	2003	Total
Heat Shock Proteins for Cancer	Oncophage & AG-858	$12,344	$20,468	$37,836	$35,462	$40,052	$91,121	$237,283
Heat Shock Proteins for Infectious Diseases	AG-702/707	1,693	1,986	3,001	2,682	2,376	4,068	15,806
Liposomal Cancer Treatments*	Aroplatin	2,594	2,534	3,214	1,112	1,263	3,503	14,220
Vaccine Adjuvant**	QS-21	868	1,856	310	264	301	3,956	7,555
Other Research and Development Programs		647	1,799	2,719	2,198	2,272	7,550	17,185

Total Research and Development Expenses		$18,146	$28,643	$47,080	$41,718	$46,264	$110,198	$292,049

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our most advanced product candidate, Oncophage, is subject to further evaluation and uncertainty, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when, if ever, material cash inflows are likely to commence. Our collaborations involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, our, or our collaborative partners or licensees, successfully supplying QS-21 to meet demand, and our collaborative partners or licensees obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

Product Development Portfolio

Below is a table showing the status of our clinical trials.

Product	Phase 3	Phase 2	Phase 1
Trials Currently Enrolling Patients:
AG-707			Genital herpes

Aroplatin			Solid tumors and B-cell lymphomas

Oncophage		Glioma (b)

Trials Closed to Enrollment or Completed:
Oncophage	Renal cell carcinoma part I (a)	Colorectal cancer	Pancreatic cancer
	Renal cell carcinoma part II (a)(c)	Non-Hodgkin’s lymphoma (“NHL”)	Glioma (b)
	Metastatic melanoma (a)	Gastric cancer
Metastatic renal cell carcinoma
Lung cancer
Metastatic melanoma

AG-858		CML (a)(c)

Aroplatin		Colorectal cancer	Solid tumors

(a)	Multicenter trials conducted in the U.S., as well as internationally.
(b)	Investigator sponsored trial.
(c)	Trial has been terminated.

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

We conducted an in-depth analysis of data from part I of our Phase 3 study of Oncophage in renal cell carcinoma during April and May 2006 and discussed the results with the FDA and a panel of experts in this medical field. On June 7, 2006, we announced the findings of the analysis. With regard to the primary endpoint, RFS, the analysis showed that there was no statistically significant difference between the two arms for the intent-to-treat population. However, analysis of RFS in a subgroup of better-prognosis patients randomized in the trial who were at intermediate risk of recurrence showed significant improvement (nominal, two-sided

p value of 0.018 and hazard ratio of 0.567) in favor of the Oncophage arm. The subgroup consisted of 361 patients, or 60% of the 604 patients in the full analysis set (“FAS”) population. As defined by FDA-issued guidance, the FAS is the set of subjects that is as close as possible to the ideal implied by the intention-to-treat principle. It is derived from the set of all randomized subjects by minimal and justified elimination of subjects. In this case, patients with baseline disease, who were not eligible for the trial per protocol, were excluded from the FAS population. In this 361-patient subgroup, patients receiving Oncophage had a 44% decreased risk of recurrence compared with patients in the observation arm.

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

We continued to collect data per the protocol through March 2007, and on May 21, 2007, we announced additional follow-up data. The end-of-study results, which reflect an additional 17 months’ data collection, showed similar trends to that previously reported in June 2006 in the intent-to-treat population where no statistically significant difference was found between the two arms. Further, in the subset of better-prognosis patients (n = 362) at intermediate risk for disease recurrence, patients in the Oncophage arm continued to demonstrate significant improvement in RFS of approximately 45 percent (p value of less than 0.01 and hazard ratio of 0.55). In addition, updated analysis in this group of intermediate risk patients revealed a trend towards improved OS, the study’s secondary endpoint. Furthermore, the positive OS trend observed to date correlates with the RFS improvement demonstrated in previous analyses. The results announced in June 2006 reported that a total of 361 patients in the subgroup were defined as having intermediate risk for recurrence of disease. In subsequent follow-up, one patient was recategorized, resulting in an increase in the total number of patients from 361 to 362 in the later analysis.

ECOG is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, and puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk population where significant improvement over observation is demonstrated.

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

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate to them the efficacy and safety of Oncophage. We are exploring the additional steps necessary to seek approval of Oncophage in ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals and/or named patient programs. In conjunction with this process, on June 25, 2007, we completed the submission of an application for marketing authorization with the Russian Ministry of Public Health for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This application may not be approved.

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

AG-707

The first potential off-the-shelf application of our heat shock protein technology, AG-707, is an investigational therapeutic vaccine product candidate directed at the virus that causes genital herpes (herpes simplex virus-2, or HSV-2). We initiated a proof-of principle Phase 1 trial for AG-702, a monovalent (single-antigen) vaccine and predecessor to AG-707, in the fourth quarter of 2001. AG-707 is a multivalent vaccine containing multiple synthetic HSV-2 peptides. Based on the results of completed toxicology studies and other preclinical activities, we submitted to the FDA an investigational new drug application for AG-707 during the second quarter of 2005 and in October 2005, initiated a Phase 1 clinical trial of AG-707. We do not anticipate further developing AG-702, given that AG-707 has a potential to benefit a larger number of patients with genital herpes.

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

An affiliate of Elan Pharma International Limited has initiated a Phase 2 study of their Alzheimer’s disease vaccine that contains QS-21 and Acambis has initiated a Phase 1 clinical study of its M2e-based universal flu vaccine containing QS-21.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $491.2 million as of September 30, 2007. We expect to incur significant losses over the next several years if we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through September 30, 2007, we have raised aggregate net proceeds of $429.4 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. At September 30, 2007, we had debt outstanding of $76.5 million, including $26.3 million of 2006 Notes maturing August 30, 2011 and $50.0 million of 5.25% convertible senior notes maturing February 20, 2025.

In June 2005, we took steps to improve our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure, resulting in the elimination of 26 positions. During December 2005, we implemented a series of actions to reduce our net cash burn (cash used in operating activities plus capital expenditures, debt repayments, and dividend payments), and preserve our cash. These actions included eliminating 65 positions, additional cost saving activities, and a focusing and streamlining of our research and development activities. In April 2006, we expanded our restructuring plan to further conserve funds. This additional restructuring involved temporarily discontinuing all late-stage clinical programs and concentrating on Phase 1 and preclinical programs, including Aroplatin, AG-707, and AU-801 (in September 2006, we discontinued activities related to AU-801). These actions also included further reducing our headcount by 42 positions to approximately 130 at the time. As a result of these actions and based on our current plans and activities, we anticipate that our net cash burn will be in the $30 million range for the year ending December 31, 2007. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

We believe, based on our current plans and activities, that our working capital resources at September 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. However, we plan to attempt to raise additional funds prior to that time. In order to fund our operations through 2008 and beyond, we will need to raise additional funds and may attempt to do so by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of product candidates and will require additional capital as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $46.9 million over the term of the studies. Through September 30, 2007, we have expensed $46.0 million as research and development expenses and $44.3 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid through September 30, 2007. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to complete our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity would be required if we were to exercise our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at September 30, 2007 were $24.9 million, a decrease of $15.2 million from December 31, 2006. In February 2007, we achieved a milestone related to the transfer of manufacturing technologies to GSK and received a payment of $2.0 million. In the third quarter of 2007, we received an additional $2.0 million payment from GSK pursuant to the Letter executed in July 2007. This initial payment, as well as additional payments totaling $5.25 million over five years, are consideration for our acceleration of GSK’s QS-21 manufacturing rights previously granted in July 2006. All of GSK’s previous royalty obligations to us will remain the same. Also in the third quarter of 2007, we received $1.1 million in other milestone payments related to QS-21. During the nine months ended September 30, 2007, we used cash primarily to finance our operations. Net cash used in operating activities for the nine months ended September 30, 2007 and 2006 was $20.5 million and $35.9 million, respectively. The decrease resulted primarily from steps taken in April 2006, when we implemented a restructuring plan that refocused our programs and priorities resulting in the temporary discontinuation of all late-stage clinical programs and concentration on Phase 1 and preclinical programs, including Aroplatin for the treatment of solid tumors and B-cell lymphomas, AG-707 for the treatment of genital herpes, and AU-801 for autoimmune disorders (in September 2006, we discontinued activities related to AU-801). We also terminated part II of our Phase 3 renal cell carcinoma trial and our Phase 2 trial of AG-858 for the treatment of CML. To match these priorities, we eliminated 42 positions. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, market acceptance of such product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $14.1 million as compared to $22.2 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we had net maturities of $12.6 million of short-term investments compared with $19.7 million during the nine months ended September 30, 2006. We received $2.8 million during the nine months ended September 30, 2006 from the release of restrictions on our restricted cash balance. As of December 31, 2006, we did not have any restricted cash.

During December 2006, we entered into a formal plan to sell our limited partner interest in Applied Genomic Technology Capital Fund (“AGTC”), identified potential buyers, and received offers. On January 9, 2007, we contributed the final capital call of $165,000 to AGTC and on February 2, 2007, we completed the sale of our limited partner interest in AGTC to an accredited investor and received $1.7 million. We made a capital contribution of $285,000 to AGTC during the nine months ended September 30, 2006.

Net cash provided by (used in) financing activities was $3.8 million for the nine months ended September 30, 2007 as compared to $(3.9) million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, exercises of stock options totaled $272,000. No options were exercised during the nine months ended September 30, 2007. During the nine months ended September 30, 2007 and 2006, proceeds from our employee stock purchase plan totaled $78,000 and $197,000, respectively. Dividends paid on our series A convertible preferred stock totaled $593,000 during both periods. Long-term debt of $3.8 million was repaid during the nine months ended September 30, 2006. There were no repayments of long-term debt during the nine months ended September 30, 2007. In connection with a potential future financing, we have paid offering costs of $427,000 that have been deferred and included on our balance sheet at September 30, 2007 in other long-term assets.

On October 30, 2006, we sold $25.0 million of our 2006 Notes to a group of accredited investors. These 2006 Notes are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. Alternatively, the 2006 Notes can be converted into an interest in a wholly owned subsidiary that holds the rights or patents to QS-21 and AG-707. The 2006 Notes bear interest at 8% (an effective rate of 8.15%) payable semiannually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof and mature on August 30, 2011. During the nine months ended September 30, 2007, we paid $50,000 of debt issuance costs related to the issuance of the 2006 Notes. During the nine months ended September 30, 2007, $1.0 million in interest payments that came due on the 2006 Notes was paid in additional notes.

On September 10, 2007, we issued 1,623,377 shares of our common stock at a price of $3.08 per share to a single institutional investor. Net proceeds, after deducting offering expenses paid by us, were $4.7 million. In conjunction with this transaction, we also issued to the investor 10,000 shares of our new series B1 convertible preferred stock and 5,250 shares of our new series B2 convertible preferred stock (collectively, our “class B convertible preferred stock”). Shares of the series B1 convertible preferred stock permit the investor, within one year of the anniversary of closing, to purchase up to an additional $10.0 million of common shares at a purchase price equal to the lesser of $3.08 per share or a price calculated based on the then-prevailing price of our common stock minus $0.30 per share. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested pursuant to the agreement with the investor, including conversions of the series B1 convertible preferred stock, at a purchase price equal to the lesser of $4.16 per common share or a price calculated based on the then-prevailing price of our common stock, and such right expires seven years from the date of issuance. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock. No dividends are paid on the class B convertible preferred stock and there are no liquidation preferences.

Gross proceeds of $5.0 million were received as a result of this transaction. Net proceeds, after deducting the placement agent fees and offering expenses paid by us, were $4.7 million.

As consideration for our entering into the Letter with GSK, we received a $2.0 million up-front non-refundable payment from them in August 2007, in lieu of a milestone payment that would have otherwise been payable under the supply agreement. In addition, GSK is obligated to pay us $5.25 million over five years for manufacturing profits that were anticipated to have otherwise been payable under the supply agreement. Except as expressly provided in the Letter, all other financial obligations of GSK under the supply agreement, including royalty payments, remain unchanged. The Letter does not affect the rights and obligations of the parties under the July 6, 2006 license agreement.

Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive rental income of $266,000 during the remainder of 2007, $1.0 million in 2008, $1.0 million in 2009, and $750,000 in 2010. The collection of this income, however, is subject to uncertainty.

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

Recent Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of the date of adoption, total uncertain tax positions were immaterial and accordingly, no adjustment to the consolidated financial statements was required. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for reporting fair value and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 as of January 1, 2008. We have not yet determined the impact of adoption of SFAS No. 157 on our consolidated financial statements.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. Since the fiscal year ended December 31, 2006, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. However, should we receive marketing authorization for Oncophage in Russia and other countries, we will incur increased foreign currency exposure.

We had cash, cash equivalents, and short-term investments at September 30, 2007 of $24.9 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, corporate debt securities, taxable auction rate preferred, and government-backed securities, our carrying value approximates the fair value of these investments at September 30, 2007. However, we are subject to investment risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a civil class action lawsuit filed on November 5, 2001 in the Federal District Court for the Southern District of New York on behalf of a class of purchasers of our stock between February 3, 2000 and December 6, 2000. Similar complaints were filed against about 300 other issuers, their underwriters, and in many instances their directors and officers. These cases have been coordinated under the caption In re Initial Public Offering Securities Litigation, Civ. No. 21 MC 92 (SAS), by order dated August 9, 2001. The suit against Antigenics and Dr. Armen alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The complaint alleges that Antigenics is liable under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), and Dr. Armen is liable under Sections 11 and 15 of the Securities Act because our registration statement did not disclose these alleged practices. On April 19, 2002, the plaintiffs in this action filed an amended class action complaint, which contains new allegations. Again, similar amended complaints were filed with respect to the other companies. In addition to the claims in the earlier complaint, the amended complaint alleges that Antigenics and Dr. Armen violated Sections 10(b) and 20 of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements and/or omissions in order to inflate our stock price and conceal the investment banking firms’ alleged secret arrangements. The claims against Dr. Armen, in his individual capacity, have been dismissed without prejudice. On July 15, 2002, Antigenics and Dr. Armen joined the Issuer Defendants’ Motion to Dismiss the Consolidated Amended Complaints. By order of the court, this motion set forth all “common issues” (i.e., all grounds for dismissal common to all or a significant number of Issuer Defendants). The hearing on the Issuer Defendants’ Motion to Dismiss and the other Defendants’ motions to dismiss was held on November 1, 2002. On February 19, 2003, the court issued its opinion and order on the Issuer Defendants’ Motion to Dismiss. The court granted Antigenics’ motion to dismiss the Rule 10b-5 and Section 20 claims with leave to amend and denied our motion to dismiss the Section 11 and Section 15 claims. On June 14, 2004, papers formalizing a proposed settlement among the plaintiffs, Issuer Defendants, and insurers were presented to the Federal District Court for the Southern District of New York. On February 15, 2005, the court granted preliminary approval of the settlement. On August 31, 2005, the court issued an order confirming preliminary approval of the settlement. The settlement remained subject to a number of conditions, including final court approval. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification was one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, an accrual has not been recorded at September 30, 2007.

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

Item 1A — Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” on page 16 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may become insolvent and be unable to continue our operations.

From our inception through September 30, 2007, we have generated net losses totaling $491.2 million. Our net losses for the nine months ended September 30, 2007 and for the year ended December 31, 2006 were $29.3 million and $51.9 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on if and when we will be able to enter into strategic licensing and partnering relationships and/or commercialize our product candidates. If we incur operating losses for longer than we expect, and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development and commercialization programs and complete our clinical trials.

On September 30, 2007, we had $24.9 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2007, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2008. However, we plan to attempt to raise additional funds prior to that time. For the nine months ended September 30, 2007, our average monthly cash used in operating activities was $2.3 million. Capital expenditures for the nine months ended September 30, 2007 have been insignificant and we do not anticipate significant capital expenditures during the remainder of 2007. Since our inception, we have financed our operations principally by sales of equity and convertible debt instruments. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development and commercialization programs and some or all of our clinical trials, including the development and commercialization programs and clinical trials supporting our most advanced product candidate, Oncophage. We also may be forced to license technologies to others under agreements that allocate to third-parties substantial portions of the potential value of these technologies.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of September 30, 2007, our total long-term debt, excluding the current portion, was $76.3 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015 and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

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

To date, we have had negative cash flow from operations. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, net cash used in operating activities was $20.5 million and $44.9 million, respectively. Excluding our 2006 Notes, which mature in 2011 and for which we may elect to pay the interest in cash or additional notes, at our option, and for which the outstanding balance at maturity may be paid in cash or in common stock, subject to certain limitations, and assuming no additional interest-bearing debt is incurred and none of our notes are converted, redeemed, repurchased, or exchanged, our interest payments will be $2.6 million annually during 2008 and thereafter until maturity.

Because we expect additional Phase 3 clinical trials of Oncophage will be required prior to submitting a BLA for any indication, we likely will not commercialize Oncophage in the U.S. for several years, if ever.

The FDA has indicated that our Phase 3 clinical trials on Oncophage cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). Any additional studies may take years to complete and may fail to support BLA filings for many reasons, including failure of the trials to demonstrate that Oncophage is safe and effective in the studies’ indications, failure to conduct the studies in compliance with the clinical trial protocols, or the FDA’s views at the time.

Several factors could delay or prevent the approval or successful commercialization of Oncophage in Russia or other jurisdictions the Company is currently exploring.

On June 25, 2007, the Company completed the submission of an application for marketing authorization with the Russian Ministry of Public Health (the “Ministry”) for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This was the Company’s first submission for product approval with a regulatory authority, and the Company may fail to obtain this approval. For example, our Phase 3 study in renal cell carcinoma may not be sufficient to support product approval in Russia or any other jurisdiction. Even if product approval is obtained in Russia, the Company will need to obtain export clearance from the FDA before it could export product from the U.S. for patient administration in Russia. If this clearance is not obtained, it is possible that the only remedy will be for the Company to manufacture product outside the U.S., and this would require additional time and resources. This could substantially delay our timelines for product launch, and if we are unable to secure adequate financing to support this effort, we may not be able to make product available. In addition, if we are unable to secure successful local distribution arrangements and adequate reimbursement mechanisms, our commercialization efforts could be adversely affected. We are also exploring potential opportunities to seek product approval in other jurisdictions. However, the probability and timing of commercial launch in any jurisdiction or indication for this product candidate is uncertain.

Analysis of subgroups in clinical trials is generally hypothesis-generating, supportive of future clinical trials, and not generally supportive, alone, of registration or approval of a product.

The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients that were not pre-specified in these studies. While the subgroup data might be suggestive of treatment effect, the results cannot be expected, alone, to support registration or approval of Oncophage. While the data provide important evidence that is useful for physicians in designing and conducting future clinical trials, additional evidence may be required to recruit physicians for future clinical research.

Regulatory authorities typically require separate regulatory approvals for each of our product candidates for each type of disease indication before we can market and sell them in the United States or internationally.

We and our collaborators generally cannot sell any drug or vaccine until we receive regulatory approval from governmental authorities in the United States and/or from similar agencies in other jurisdictions. Oncophage and any other drug candidate could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, or may gain approval for only limited indications.

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

Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. To date, the FDA has not approved any therapeutic cancer vaccines for commercial sale, and foreign regulatory agencies have approved only a limited number. Both the FDA and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. The partial clinical hold that the FDA had placed, and subsequently lifted, on our Phase 3 Oncophage clinical trials primarily related to product characterization issues. Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. We have also initiated communications with regulatory health authorities in other jurisdictions to discuss requirements for the approval of Oncophage in renal cell carcinoma. As of September 30, 2007, we have spent approximately 13 years and $237.3 million on our research and development program in heat shock proteins for cancer.

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

Federal regulatory reforms may create additional burdens that would cause us to incur additional costs and may adversely affect our ability to commercialize our products.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA’s post-market authority takes effect 180 days after the enactment of the law. Failure to comply with any requirements under the FDAAA may result in significant penalties. The FDAAA also authorizes significant civil money penalties for the dissemination of false or misleading direct-to-consumer advertisements and allows the FDA to require companies to submit direct-to-consumer television drug advertisements for FDA review prior to public dissemination. Additionally, the new law expands the clinical trial registry so that sponsors of all clinical trials, except for Phase I trials, are required to submit certain clinical trial information for inclusion in the clinical trial registry data bank. The FDA’s exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products. In addition to the FDAAA, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations will change, and what the impact of such changes, if any, may be.

Challenges in identifying sufficient numbers of patients that meet our eligibility criteria, enrolling patients in our studies, or retaining patients in our studies after they have enrolled will slow or prevent completion of clinical trials.

We have encountered in the past, and may encounter in the future, delays in initiating trial sites and in enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approvals. If we fail to enroll a sufficient number of patients in clinical trials, the trials may fail to demonstrate the efficacy of a product candidate at a statistically significant level. Enrollment difficulties may arise due to many factors, including the nature of our product candidates, the identification of patients meeting the inclusion criteria, the speed of clinical trial site review of our protocols and their success in enrollment, delay in contract negotiations with clinical trial sites, increased industry demand for trial patients, the advanced disease state of the patients, or a high dropout rate, among others. Patients may also die during a clinical trial if their disease is advanced or because they experience problems unrelated to the product candidate.

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

We have been engaged in efforts to enter into collaborative agreements with one or more pharmaceutical or larger biotechnology companies to assist us with development and/or commercialization of our product candidates.

While we have been pursuing these business development efforts for several years, we have not negotiated an agreement relating to the potential development or commercialization of Oncophage. Due to the announcement in March 2006 that part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many companies may be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all. In the absence of such data, potential collaborative partners may demand economic terms that are unfavorable to us, or may be unwilling to collaborate with us at all. Even if Oncophage generates favorable clinical data over the next several years, we may not be able to negotiate a collaborative transaction at all, or negotiate one that provides us with favorable economic terms.

We plan on pursuing business development efforts to partner each of Aroplatin and AG-707. These products are at an early stage, and collaborative partners or licensees may defer discussions until results from early clinical trials become available, or they may not engage in such discussions at all.

We may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant up-front payments or substantial royalty rates. If we fail to enter into such collaboration agreements, our efforts to develop and/or commercialize Oncophage, Aroplatin, or AG-707 may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on other financing mechanisms, such as sales of securities to fund our operations. Sales of certain securities may substantially dilute the ownership of existing stockholders.

Because we rely on collaborators and licensees for the development and commercialization of some of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties due to unsuccessful results or abandonment of these programs, failure to enter into future collaborations or license agreements, or the inability to manufacture product supply requirements for our collaborators and licensees.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and successfully commercializing product candidates. For example, the development of Oncophage for the treatment of glioma is currently dependent in part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the University of California, San Francisco (UCSF), which has recently initiated a Phase 2 clinical trial of Oncophage for the treatment of recurrent glioma. In addition, several product candidates containing QS-21 depend on the success of our collaborative partners or licensees, and the Company’s relationships with these third-parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials and being committed to dedicating the resources to advance these product candidates, our maintaining or entering into a successful contract manufacturing relationship to meet collaborative partner or licensee demand, and our collaborative partners or licensees obtaining regulatory approvals and successfully commercializing product candidates.

These development activities frequently fail to produce marketable products. For example, in August 2006, Pharmexa A/S announced a decision to cease dosing patients in their Phase 2 clinical trial of their HER-2 Protein AutoVac™ breast cancer vaccine containing our QS-21 adjuvant, after it was determined that the trial was unlikely to meet its primary endpoint. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of collaborative agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing product candidates or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time we may also become involved in disputes with our collaborators. Such disputes could result in the incurrence of significant expense. As a result of these factors, our strategic collaborations may not yield revenue. Furthermore, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities and could limit financial resources available for investment in manufacturing capacity expansion.

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

We have successfully manufactured product for 100%, 10 of 10, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 21 of 22, of the patients randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our clinical trials to date, we have been able to manufacture Oncophage from 87% of the tumors delivered to our manufacturing facility; for non-metastatic renal cell carcinoma, 92%; for melanoma, 70%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; for glioma, 72%; and for pancreatic cancer, 46%. The relatively low rate for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases are enzymes that break down proteins. These proteases may degrade the heat shock proteins during the purification process. We have made process development advances that have improved the manufacture of Oncophage from pancreatic tissue. In an expanded Phase 1 pancreatic cancer study, Oncophage was manufactured from five of five tumor samples (100%), bringing the aggregate success rate for this cancer type, which was previously 30%, to 46%.

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

Currently, we manufacture Oncophage and AG-707 in our own manufacturing facility. Because Oncophage is a patient-specific biologic, it requires product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the vaccine and result in production failures. AG-707 is also a complex product requiring Good Manufacturing Practices (“GMP”) for the manufacture and release of a recombinant protein and a large number of peptides. In order to prepare additional AG-707 to support future clinical trials, we will have to manufacture or have manufactured these critical raw materials. In general, we have the right to elect to manufacture QS-21 and Aroplatin in our own manufacturing facility as well. If we choose to do so, the investment of substantial funds and the recruitment of qualified personnel would be required in order to build or lease and operate new manufacturing facilities. In order to continue to support QS-21 product candidates and Aroplatin development, apply for regulatory approvals, and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

We currently rely upon and expect to continue to rely upon third-parties, potentially including our collaborators, to produce materials required for product candidates, preclinical studies, clinical trials, and commercialization. A number of factors could cause production interruptions at our manufacturing facility or our contract manufacturers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.

There are a limited number of contract manufacturers that operate under the FDA’s GMP regulations that are capable of manufacturing our product candidates. If we are unable to do so ourselves or arrange for third-party manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to complete development of these product candidates or commercialize them ourselves or through our collaborative partners or licensees. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 78 issued U.S. patents and 110 foreign patents. We also have rights to 23 pending U.S. patent applications and 108 pending foreign patent applications. However, we may not have patent coverage in all territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask a court to rule that our patents are invalid and should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of our patents. In addition, there is a risk that the court will decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our patents.

We may not have rights under some patents or patent applications related to some of our existing and proposed products or processes. Third-parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, use, manufacture, sell, or import some of our existing or proposed products, or develop or use some of our existing or proposed processes, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad, or those that might issue from United States and foreign patent applications. In such an event, we likely would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to exploit these products or processes.

Furthermore, a third-party may claim that we are using inventions covered by such third-party’s patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing the third-party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party substantial damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. We know of patents issued to third-parties relating to heat shock proteins and alleviation of symptoms of cancer. We have reviewed these patents, and we believe, as to each claim in those patents, that we either do not infringe the claim, or that the claim is invalid. Moreover, patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like a number of biotechnology companies, have received such communications, including with respect to the third-party patents mentioned above, as well as communications alleging infringement of a patent relating to certain gel-fiberglass structures. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult, since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Two patent applications licensed to us contain claims that are substantially the same as claims in a third-party patent relating to heat shock proteins. At our request, the United States Patent and Trademark Office declared an interference with this third-party patent, U.S. Patent No. 6,713,608 which we believe is owned by the Science & Technology Corporation @ UNM (University of New Mexico). The patentee failed to participate in the interference proceedings and the United States Patent and Trademark Office cancelled all of the claims of U.S. Patent No. 6,713,608.

On October 12, 2005, a third-party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707 and to which we hold the exclusive license. We have filed a response to this opposition. The opposition division of the European Patent Office has subsequently issued a summons to oral proceedings to be held on January 24, 2008, and has issued a preliminary nonbinding opinion that at least claim 1 of the patent is invalid. We believe this patent claims valid subject matter. However, there is no guarantee that we will continue to defend the opposition, that this patent will not be revoked, or that we may not have to amend the claims.

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

Our patent protection for any compound or product that we seek to develop may be limited to a particular method of use or indication such that, if a third-party were to obtain approval of the compound or product for use in another indication, we could be subject to competition arising from off-label use.

Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of matter of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. If we are unable to obtain patent protection for the actual composition of matter of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. If a third-party were to receive marketing approval for the compound for another use, physicians might nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection of the prescribed indication, as a practical matter, we likely would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

If we fail to comply with our obligations in our intellectual property licenses with third-parties, we could lose license rights that are important to our business.

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

If we fail to retain the services of, and/or maintain positive relations with, key individuals and our employees, we may be unable to successfully develop our product candidates, conduct clinical trials, and obtain financing.

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer, co-founded Antigenics in 1994 with Pramod K. Srivastava, Ph.D., and has been and continues to be integral to building the Company and developing our technology. If Dr. Armen severed his relationship with the Company, our business may be adversely impacted.

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

Dr. Srivastava currently has a consulting agreement with Antigenics pursuant to which he is retained to provide advice and services to the Company from time to time. This agreement has an initial term ending March 31, 2010. However, the parties are in discussions regarding potential early termination. If the parties do not have a positive relationship, we could be adversely impacted.

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

Sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the physician or consumer from third-party payers, such as government or private insurance plans. Our profitability will depend on the extent to which government authorities, private health insurance providers, and other organizations provide reimbursement for the cost of our product candidates. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise, and increasingly attempt to limit and/or regulate the reimbursement for medical products. Many patients will not be capable of paying for our product candidates by themselves. Cost containment measures by third-parties may prevent us from becoming profitable.

It is not clear that public and private insurance programs will determine that Oncophage or our other product candidates come within a category of items and services covered by their insurance plans. Generally, in Russia, Europe, and other countries outside the U.S., government sponsored healthcare systems are the primary payers of healthcare costs and they may regulate reimbursement levels of our products to control costs. The reimbursement system in Russia is changing rapidly and has experienced serious funding and administrative problems for its state reimbursement program (known by the Russian acronym of DLO), which was established in January 2005 to provide free-of-charge prescriptions to low-income Russians. This has resulted in substantially delayed payments and in fewer drugs being covered under the system. In addition, the DLO is attempting to reduce costs by various means, including attempting to reduce coverage for drugs produced outside of Russia, as they tend to cost more than drugs produced in Russia. Therefore, even if we succeed in achieving marketing approval in Russia, reimbursement problems may prevent us from becoming profitable.

It is possible that there will be substantial delays in obtaining coverage of Oncophage or our other product candidates and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where government or insurance coverage is available, there may be limits on the payment amount. Such limits could have a material adverse effect on sales of any of our product candidates that receive marketing approval. If we are unable to obtain or retain adequate levels of reimbursement from government or private health plans, our ability to sell Oncophage and our other potential products will be adversely affected.

Federal, state, and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of our potential products may change further or be adopted before Oncophage or any of our other potential products are approved for marketing. Cost control initiatives by governments or third-party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes Oncophage and our other potential products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third-parties may ultimately not consider Oncophage or any or all of our other potential products under development to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement for Oncophage or any of our other potential products will have on sales, if any of them are approved for sale.

Our sales, marketing, and commercial operations experience and resources are limited and need to be developed or acquired.

We have very limited experience and resources in marketing and selling pharmaceutical products or in running commercial operations. In addition, for our patient-specific heat shock protein product candidates, we will need to develop specialized commercial operations to manage patient-specific ordering, tracking, and control. There are few companies that have developed this expertise. We must either develop commercial operations and marketing capabilities and a sales force or enter into arrangements with third-parties to perform such operations and/or market and sell any of our product candidates that are approved by regulatory authorities. We do not know whether we will be able to enter into commercial operations or marketing and sales agreements with others on acceptable terms, if at all. We may not be able to successfully develop our own commercial operations capabilities or sales and marketing force for drug candidates for which we have retained or elect to retain marketing or co-promotion rights. As we develop our own commercial operations or marketing and sales capability, we may be competing with other companies that currently have experienced and well funded operations. Where we have licensed our products to third-party collaborators or licensees, we will be dependent on their commercial operations, sales and marketing expertise and resources, and any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

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

We manufacture Oncophage from a patient’s cancer cells, and a medical professional must inject Oncophage into the patient from which it was manufactured. A patient may sue us if we, a hospital, or a shipping company fails to deliver the removed cancer tissue or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases and it is possible that all shipments will not be made without incident. In addition, administration of Oncophage at a hospital poses risk of delivery to the wrong patient. Currently, we do not have insurance that covers loss of or damage to Oncophage, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence coverage. This limited insurance coverage may be insufficient to fully cover us for future claims.

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

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer and infectious diseases. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques, such as Dendreon’s Sipuleucel-T currently in Phase 3 trials for prostate cancer, Dendreon’s Lapuleucel-T currently in Phase 1 trials for ovarian, colorectal, and breast cancer,

Northwest Biotherapeutics’ DCVax-Brain currently in a Phase 2 trial for brain cancer and which is expected to have a marketing authorization application filed in Switzerland by the end of 2007, Nventa’s (formerly Stressgen) HspE7, which is currently in or has completed Phase 2 trials in HPV-related diseases, such as internal genital warts, recurrent respiratory papillomatosis, and cervical dysplasia, AVAX’s AC Vaccine therapeutic platform vaccines which are currently in clinical trials for melanoma and non-small cell lung cancer and approved for sale in Switzerland for melanoma, Intracel’s OncoVax, currently approved for administration in the Netherlands, Switzerland, and Israel and in a Phase 3 trial in the U.S. for colon cancer, Liponova’s Reniale, which completed a Phase 3 trial in Germany for non-metastatic renal cell carcinoma and is expected to start a Phase 3 trial in the U.S. in 2008, Oxford BioMedica and its partner Sanofi-Aventis’ Trovax, which is in a Phase 3 trial for metastatic renal cell carcinoma, Vical’s Allovectin-7 with a special protocol assessment for a Phase 3 trial for metastatic melanoma, Favrille’s FavID currently in a Phase 3 trial for NHL, Accentia’s BiovaxID currently in a Phase 3 trial for NHL, Genitope’s MyVax currently in a Phase 3 trial for NHL, and Cell Genesys’ GVAX vaccines currently in trials for prostate cancer (Phase 3), AML (Phase 1), pancreatic cancer (Phase 2), lung cancer (Phase 2), and myeloma (Phase 1). Patents have been issued in both the U.S. and Europe related to Nventa’s heat shock protein technology.

More specifically, if we receive regulatory approvals, some of our product candidates may compete with FDA-approved therapies such as interleukin-2 and interferon-alpha for renal cell carcinoma and melanoma, which have generated substantial sales over a number of years. In addition, the FDA has approved sorafenib, sunitinib, and temsirolimus for the treatment of patients with advanced renal cell carcinoma, or kidney cancer. Sorafenib and sunitinib are also being developed for non-metastatic renal cell carcinoma. Other companies’ product candidates, including Wilex AG’s Rencarex (WX-G250) and LipoNova’s Reniale, are also being developed for non-metastatic renal cell carcinoma, including in Phase 3 clinical trials. Our product candidates, such as Aroplatin, may compete with existing approved chemotherapies or other chemotherapies that are in development. Several other platinum therapies are in development for a variety of diseases, including GPC Biotech’s satraplatin for second-line hormone-refractory prostate cancer and Poniard Pharmaceuticals’ picoplatin, which is in Phase 2 and Phase 3 clinical trials. In addition, prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

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

Antigenics Holdings L.L.C. is a holding company that owns shares of our common stock, and as of September 30, 2007, Antigenics Holdings L.L.C. controlled approximately 23% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings L.L.C. may be able to prevail on all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

Our Chief Executive Officer, directly and indirectly owns approximately 47% of Antigenics Holdings L.L.C. In addition, several of our directors and officers directly and indirectly own approximately 2% of our outstanding common stock.

The unaffiliated holders of certain convertible securities have the right to convert such securities into a substantial percentage of our outstanding common stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2007, he would have held approximately 15% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third-party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings L.L.C. control approximately 35% of our outstanding common stock as of September 30, 2007, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 38%. Additional purchases of our common stock by Mr. Kelley also would increase both his own percentage of outstanding voting rights and the percentage combined with Antigenics Holdings L.L.C. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we sold $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. On September 30, 2007, one holder of the 2006 Notes had holdings, which if totally converted into shares of our common stock, would result in this holder owning 6,022,095 shares. If such holder had exercised such conversion right on September 30, 2007, such holder would have owned approximately 11% of our outstanding common stock. However, the holder is limited to a 9.99% maximum percentage of ownership, in accordance with the terms of the 2006 Notes.

On September 10, 2007, we issued 10,000 shares of our new series B1 convertible preferred stock and 5,250 shares of our new series B2 convertible preferred stock to a single institutional investor. Shares of the series B1 convertible preferred stock permit the investor, within one year of the anniversary of closing, to purchase up to an additional $10.0 million of common shares at a purchase price equal to the lesser of $3.08 per share or a price calculated based on the then-prevailing price of our common stock minus $0.30 per share. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested pursuant to the agreement with the investor, including conversions of the series B1 convertible preferred stock, at a purchase price equal to the lesser of $4.16 per common share or a price calculated based on the then-prevailing price of our common stock, and expire seven years from the date of issuance. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock.

While the 2006 Notes and the class B convertible preferred stock do not carry any voting rights, the common stock issuable upon conversions of such securities do carry the same voting rights as other shares of common stock. The ownership positions following any such conversions, along with any open market purchases by such holders, could provide the holders with the ability to substantially influence the outcome of matters submitted to our stockholders for approval.

Provisions in our organizational documents could prevent or frustrate attempts by stockholders to replace our current management.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third-party to acquire us without consent of our Board of Directors. Our certificate of incorporation provides for a staggered board and removal of directors only for cause. Accordingly, stockholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. In addition, under our certificate of incorporation, our Board of Directors may issue additional shares of preferred stock and determine the terms of those shares of stock without any further action by our stockholders. Our issuance of additional preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our Board of Directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our bylaws require advance notice of stockholder proposals and director nominations and permit only our President or a majority of the Board of Directors to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, Delaware law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the Board of Directors approves the transaction. Our Board of Directors may use this provision to prevent changes in our management. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

Our stock has generally had low trading volume, and its public trading price has been volatile.

Between our initial public offering on February 4, 2000 and September 30, 2007, and for the twelve months ended September 30, 2007, the closing price of our common stock has fluctuated between $1.54 and $52.63 per share and $1.57 and $4.43 per share, respectively, with an average daily trading volume for the twelve months ended September 30, 2007 of approximately 453,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2007, we had approximately 47,551,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations. In addition, we have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 450,000 shares of common stock under our employee stock purchase plan and to permit the sale of 250,000 shares of common stock under our directors’ deferred compensation plan. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2007, options to purchase 7,129,579 shares of our common stock with a weighted average exercise price per share of $5.90 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of September 30, 2007, we have 405,482 nonvested shares outstanding.

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

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 11, 2007 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

10.1	Binding Letter of Intent By and Between Antigenics, Inc. and GlaxoSmithKline Biologicals SA dated July 6, 2007. Filed herewith.

10.2	License Agreement By and Between Aquila Biopharmaceuticals, Inc., Neuralab Limited, and Elan Pharmaceuticals, Inc. dated November 23, 1999. Filed herewith.

10.3	Supply Agreement By and Between Aquila Biopharmaceuticals, Inc., Neuralab Limited, and Elan Pharmaceuticals, Inc. dated November 23, 1999. Filed herewith.

10.4	Consent to Assignment and Guarantee of License and Supply Agreements By and Between Antigenics, Inc., Elan Corporation, plc, and Elan Pharma International Limited dated September 12, 2007. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.