Form 10-K/A
period 2007-12-31
ANTIGENICS INC /DE/
filed 2008-03-24
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Antigenics Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 17, 2008. The Company is filing this Amendment No. 1 for the purpose of correcting the registration statements listed in Exhibit 23 (the consent of KPMG LLP, dated March 14, 2008) of the Original Filing. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

23	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification accompanies this Amendment No. 1 to the Annual Report on Form 10-K and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTIGENICS INC.

By:	/S/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D. Chief Executive Officer and Chairman of the Board

Dated: March 24, 2008

2