Form 10-Q
period 2008-03-31
ANTIGENICS INC /DE/
filed 2008-05-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2008: 65,660,797 shares.

Antigenics Inc.

Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$35,409,715	$14,479,322
Short-term investments	—	4,199,996
Accounts receivable	308,374	318,707
Inventories	320,475	510,872
Prepaid expenses	1,458,804	837,075
Other current assets	297,066	436,012

Total current assets	37,794,434	20,781,984
Plant and equipment, net	13,628,663	14,604,243
Goodwill	2,572,203	2,572,203
Core and developed technology, net	3,257,233	3,534,048
Debt issuance costs, net	1,305,489	1,380,963
Other long-term assets	1,660,455	1,663,401

Total assets	$60,218,477	$44,536,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	1,394,499	1,413,255
Accounts payable	735,345	674,473
Accrued liabilities	5,125,624	5,783,740
Other current liabilities	520,775	365,037

Total current liabilities	7,922,304	8,382,566
Convertible senior notes	77,400,533	77,400,533
Deferred revenue	2,699,037	3,038,280
Other long-term liabilities	2,734,622	2,775,766
Commitments and contingencies (Note F) Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized: Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2008 and December 31, 2007; liquidation value of $31,817,625 at March 31, 2008	316	316
Series B1 convertible preferred stock; 10,000 shares designated, issued, and outstanding at March 31, 2008 and December 31, 2007	100	100
Series B2 convertible preferred stock; 5,250 shares designated, issued, and outstanding at March 31, 2008 and December 31, 2007	53	53
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 56,698,751 and 47,557,007 shares issued at March 31, 2008 and December 31, 2007, respectively	566,988	475,570
Additional paid-in capital	478,702,894	451,114,779
Treasury stock, at cost; 45,594 and 5,953 shares of common stock at March 31, 2008 and December 31, 2007, respectively	(98,629)	(12,168)
Accumulated deficit	(509,709,741)	(498,638,953)

Total stockholders’ deficit	(30,538,019)	(47,060,303)

Total liabilities and stockholders’ deficit	$60,218,477	$44,536,842

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2008	2007
Revenue	$850,224	$2,352,807

Operating expenses:
Research and development	(5,730,737)	(5,962,290)
General and administrative	(5,272,927)	(4,334,752)

Operating loss	(10,153,440)	(7,944,235)
Other income (expense):
Non-operating income	2,310	—
Interest expense	(1,270,746)	(1,227,048)
Interest income	351,088	474,854

Net loss	(11,070,788)	(8,696,429)
Dividends on series A convertible preferred stock	(197,625)	(197,625)

Net loss attributable to common stockholders	$(11,268,413)	$(8,894,054)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.20)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	55,745,587	45,962,041

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,070,788)	$(8,696,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,329,440	1,378,311
Share-based compensation	1,771,144	1,176,891
Changes in operating assets and liabilities:
Accounts receivable	10,333	(194,757)
Inventories	190,397	130,433
Prepaid expenses	(621,729)	(684,519)
Accounts payable	60,872	(438,064)
Deferred revenue	(357,999)	(110,319)
Accrued liabilities and other current liabilities	(391,351)	(1,771,714)
Other operating assets and liabilities	(100,029)	104,841

Net cash used in operating activities	(9,179,710)	(9,105,326)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	4,200,000	11,800,000
Purchases of available-for-sale securities	—	(7,245,672)
Investment in AGTC	—	(165,000)
Proceeds from the sale of limited partner interest in AGTC	—	1,665,000
Purchases of plant and equipment	(2,798)	(12,666)

Net cash provided by investing activities	4,197,202	6,041,662

Cash flows from financing activities:
Proceeds from sale of equity	26,126,151	—
Equity offering costs	(94,238)	—
Proceeds from exercise of stock options	43,881	—
Proceeds from employee stock purchases	121,193	30,366
Treasury stock received to satisfy minimum tax withholding requirements	(86,461)	—
Payment of series A convertible preferred stock dividend	(197,625)	(197,625)
Debt issuance costs	—	(50,000)

Net cash provided by (used in) financing activities	25,912,901	(217,259)

Net increase (decrease) in cash and cash equivalents	20,930,393	(3,280,923)
Cash and cash equivalents, beginning of period	14,479,322	24,218,683

Cash and cash equivalents, end of period	$35,409,715	$20,937,760

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note A — Business and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product, Oncophage® (vitespen), is a patient-specific therapeutic cancer vaccine registered for use in Russia in the treatment of kidney cancer patients at intermediate risk for disease recurrence. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, or brain cancer. Our product candidate portfolio includes (1) QS-21 Stimulon® adjuvant, or QS-21, which is used in numerous vaccines under development in trials as advanced as Phase 3 for a variety of diseases, including hepatitis, human immunodeficiency virus, influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis, (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes, and (3) Aroplatin™, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid tumors and B-cell lymphomas. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.

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

We have incurred significant losses since our inception. As of March 31, 2008, we had an accumulated deficit of $509.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at March 31, 2008, along with the proceeds from our equity sales completed in April 2008 (see Note J), and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2009. In addition, we expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and potentially our product candidates and will require additional capital.

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our consolidated financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current period’s presentation. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note B — Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding and common shares issuable under our directors’ deferred compensation plan. Diluted loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding and common shares issuable under our directors’ deferred compensation plan plus the dilutive effect of outstanding stock options and warrants, nonvested shares, our series A convertible preferred stock, our class B convertible preferred stock, our 5.25% convertible senior notes due 2025, and the 8% senior secured convertible notes (the “2006 Notes”) due 2011. Because we have reported a net loss attributable to common stockholders for all periods, diluted loss per common share is the same as basic loss per common share, as the effect of including shares underlying the outstanding stock options and warrants, nonvested shares, the series A convertible preferred stock, the class B convertible preferred stock, the 5.25% convertible senior notes due 2025, and the 2006 Notes in the calculation would have reduced the net loss per common share. Therefore, shares underlying the 26,126,151 outstanding warrants, the 6,662,890 outstanding stock options, the 970,472 outstanding nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, the 10,000 outstanding shares of series B1 convertible preferred stock, the 5,250 outstanding shares of series B2 convertible preferred stock, and the impact of conversion of the 5.25% convertible senior notes due 2025 and the 2006 Notes are not included in the calculation of diluted net loss per common share.

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	March 31, 2008	December 31, 2007
Work in process	$235	$414
Finished goods	85	97

	$320	$511

Note D — Share-Based Compensation

Share-based compensation expense includes compensation expense for all share-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Share-based compensation expense also includes compensation expense for all share-based options granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) and the fair market value of shares issued to non-employees for services rendered.

We have applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), in accounting for share-based compensation in accordance with SFAS No. 123R. SAB No. 107 contains the SEC’s guidance on certain aspects of SFAS No. 123R and the valuation of share-based payments for public companies.

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

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Settled in, a Company’s Own Stock (“EITF Issue No. 00-19”), which requires that stock options held by certain non-employee consultants be accounted for as liability-classified awards. The fair value of the award is remeasured at each financial statement date until the award is exercised or expires. As of March 31, 2008, stock options to acquire approximately 759,000 shares of common stock held by non-employee consultants are accounted for as liability-classified awards, and remained unexercised.

We use the Black-Scholes option pricing model to value options for employee populations, as well as options granted to members of our Board of Directors. The effects of applying SFAS No. 123R, for purposes of recognizing compensation cost under such pronouncement, may not be representative of the effects on our reported results of operations for future years. All stock option grants have a 10 year term and generally vest ratably over a four-year period. The fair value of each option granted is estimated on the date of grant with the following weighted average assumptions.

	Quarter Ended March 31,
	2008	2007
Expected volatility	72%	65%
Expected term in years	5	5
Risk-free interest rate	2.78%	4.67%
Dividend yield	0%	0%

A summary of option activity for the quarter ended March 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,782,901	$5.75
Granted	97,500	2.30
Exercised	(26,921)	1.63
Forfeited	(45,748)	3.30
Expired	(144,842)	7.09

Outstanding at March 31, 2008	6,662,890	$5.70	6.62	$910,385

Vested or expected to vest at March 31, 2008	5,932,868	$6.05	6.35	$763,846

Exercisable at March 31, 2008	3,645,815	$8.08	5.02	$267,818

The weighted average grant-date fair values of options granted during the quarters ended March 31, 2008 and 2007 were $1.34 and $1.30, respectively.

During the first quarter of 2008, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date.

As of March 31, 2008, $2.1 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of 2.0 years.

As of March 31, 2008, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $232,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Certain employees and consultants have been granted nonvested stock. In accordance with SFAS No. 123R, the fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

A summary of nonvested stock activity for the quarter ended March 31, 2008 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	440,878	$2.03
Granted	733,145	2.04
Vested	(201,074)	2.39
Forfeited	(2,477)	2.59

Outstanding at March 31, 2008	970,472	$1.96

As of March 31, 2008, there was $1.2 million of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted-average period of less than one year. The total intrinsic value of shares vested during the quarter ended March 31, 2008 was $437,000.

Cash received from option exercises and purchases under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”) for the quarter ended March 31, 2008 was $165,000. We issue new shares upon option exercises, purchases under the 1999 ESPP, vesting of nonvested stock, and under the Directors’ Deferred Compensation Plan. During the quarter ended March 31, 2008, 70,054 shares were issued under the 1999 ESPP. During the quarter ended March 31, 2008, 161,433 shares, net of 39,641 shares withheld to cover personal income tax withholding, were issued as a result of the vesting of nonvested stock. In addition, during the quarter ended March 31, 2008, 61,938 shares were issued under our Directors’ Deferred Compensation Plan.

The impact on our results of operations from share-based compensation was as follows (in thousands).

	Quarter Ended March 31,
	2008	2007
Research and development	$503	$461
General and administrative	1,268	716

Total share-based compensation expense	$1,771	$1,177

Note E — Comprehensive Loss

The following table provides the calculation of comprehensive loss (in thousands).

	Quarter Ended March 31,
	2008	2007
Net loss	$(11,071)	$(8,696)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	14

Comprehensive loss	$(11,071)	$(8,682)

Note F — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at March 31, 2008.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707 and to which we hold the exclusive license. On January 21, 2008, the opposition division of the European Patent Office issued its decision revoking the patent. For strategic reasons, we decided not to appeal this decision.

We currently are a party, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Note G — License and Supply Agreements

On July 6, 2006, we and GlaxoSmithKline Biologicals SA (“GSK”) entered into an expanded license agreement (the “GSK license agreement”) and an expanded Manufacturing Technology Transfer and Supply Agreement (the “GSK supply agreement”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. Under the terms of the agreements, we agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the GSK supply agreement. In conjunction with the GSK license agreement and the GSK supply agreement, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we received and recorded $2.0 million in revenue as a result of the achievement of a milestone related to the transfer of manufacturing technologies to GSK.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the quarters ended March 31, 2008 and 2007, we recognized revenue of $332,000 and $88,000, respectively, from the amortization of deferred revenue relating to the GSK payments discussed above. Deferred revenue of $3.7 million related to our agreement with GSK is included in deferred revenue on our consolidated balance sheet as of March 31, 2008.

Note H — Equity

On January 9, 2008, we entered into a private placement agreement (the “January 9, 2008 private placement”) pursuant to which we issued and sold 8,708,717 shares of common stock for $3.00 per share. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants will become exercisable for a period of 9 1/2 years beginning on July 9, 2008 and the unit warrants become exercisable for a period of eighteen months beginning on July 9, 2008, contingent upon a triggering event as defined in the January 9, 2008 private placement. The April 8, 2008 private placement (see Note J) qualifies as a triggering event and therefore the unit warrants will become exercisable on July 9, 2008.

In February 2008, we filed a registration statement covering the sale of the 8,708,717 shares of common stock issued and the 8,708,717 shares issuable upon the exercise of the 10-year warrants issued in the January 9, 2008 private placement, and the SEC declared the registration statement to be effective. Shares issuable under the unit warrants have not been registered as of this time.

As part of the January 9, 2008 private placement, we entered into a registration payment arrangement as defined by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. We agreed to register the shares of common stock issued in the January 9, 2008 private placement and the shares of common stock underlying the warrants issued to the investors, with the SEC within a contractually specified time period. As noted above, we filed a registration statement covering all required shares. We have also agreed to use our best efforts to keep the registration statement continuously effective. If we are unable to keep the registration statement continuously effective in accordance with the terms of the January 9, 2008 private placement, we are subject to liquidated damages of up to a maximum of 10% of the aggregate purchase price paid by the investors. We have determined that no loss contingency related to the January 9, 2008 private placement is required to be recorded as of March 31, 2008.

Note I — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) to provide a partial deferral of SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, excluding those recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 did not impact our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with the option to measure specified financial instruments and certain other items at fair value. We adopted the provisions of SFAS No. 159 as of January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This revised standard expands the types of transactions or other events that will qualify as business combinations and requires that all business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values, with limited exceptions. The standard also requires, among other provisions, that certain contingent assets and liabilities will be recognized at their fair values on the acquisition date. An acquirer will also recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until the contingency is settled. Under SFAS No. 141R, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. The Statement is required to be applied prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be early adopted. The provisions of SFAS No. 141R will be applied to transactions on a prospective basis once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, governs the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control in subsidiaries. The provisions of SFAS No. 160 will be applied to transactions on a prospective basis once adopted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial position or results of operations.

Note J — Subsequent Events

On April 8, 2008, we entered into a private placement agreement under which we issued and sold (i) 7,000,000 shares of common stock and (ii) warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold, generating net proceeds of $19.7 million, after deducting offering costs of $1.3 million. The warrants are not currently exercisable. We filed a registration statement on April 18, 2008 covering the sale of the 7,000,000 shares of common stock issued and the 7,000,000 shares issuable upon the exercise of the related warrants and the SEC declared the registration statement to be effective.

On April 25, 2008, we issued 1,585,197 shares of our common stock to Fletcher International, Ltd. (“Fletcher”) upon conversion by Fletcher of 10,000 shares of our series B1 convertible preferred stock via a cashless conversion. The shares are registered under a previously filed and effective registration statement.

In April 2008, we issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. Proceeds from the offering will be used for general corporate purposes. This offering was made under our effective shelf registration statement and pursuant to our prospectus supplement dated March 24, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently researching and/or developing technologies and product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our product, Oncophage® (vitespen), a patient-specific therapeutic cancer vaccine registered for use in Russia in the treatment of kidney cancer patients at intermediate risk for disease recurrence. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, or brain cancer. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, marketing, and integration of our acquisitions.

We have incurred significant losses since our inception. As of March 31, 2008, we had an accumulated deficit of $509.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at March 31, 2008, along with the proceeds from our equity sales completed in April 2008, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2009. In addition, we expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and potentially our product candidates and will require additional capital.

Guidance received from past discussions with the U.S. Food and Drug Administration (the “FDA”) indicates that further clinical studies must be conducted to demonstrate to them the efficacy and safety of Oncophage. At the appropriate time, we intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application (“BLA”) on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population of the Phase 3 study of Oncophage in renal cell carcinoma, this trial is likely not sufficient to support a BLA for product approval, based on existing standards. Furthermore, this trial may not be sufficient to support approval outside of the United States in countries other than Russia.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This registration was the first product approval from a regulatory authority for the Company, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. We have applied for export clearance from the FDA in order to export product from the United States for patient administration in Russia. In addition, we are exploring the steps necessary to seek approval of Oncophage in other ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals, and/or named patient programs.

On January 9, 2008, we entered into a private placement agreement (the “January 9, 2008 private placement”) pursuant to which we issued and sold 8,708,717 shares of common stock for $3.00 per share. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

On April 8, 2008, we entered into a private placement agreement under which we issued and sold (i) 7,000,000 shares of common stock and (ii) warrants to acquire up to 7,000,000 shares of common stock at an exercise price of

$3.75 per share, for $3.00 for each share and warrant sold, generating net proceeds of $19.7 million, after deducting offering costs of $1.3 million. The warrants are not currently exercisable. Also in April 2008, we issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. Proceeds from the offering will be used for general corporate purposes. This offering was made under our effective shelf registration statement and pursuant to our prospectus supplement dated March 24, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms.

Forward-looking statements include, but are not limited to, statements about generating sales from Oncophage in the second half of 2008, generating royalty revenue from QS-21 in the 2010 timeframe, our plans or timelines for performing and completing research, preclinical studies and clinical trials, timelines for releasing data from clinical trials, plans or timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials, and regulatory processes (including additional clinical studies for Oncophage in renal cell carcinoma), expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings and meetings with regulatory authorities (including potential requests for meetings with the FDA regarding Oncophage clinical studies and seeking approvals for Oncophage in ex-U.S. markets), the sufficiency of our clinical trials in renal cell carcinoma and melanoma, or subgroup analyses of data from these trials, to support a BLA or foreign marketing application for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans to commence, accelerate, decelerate, postpone, discontinue, or resume clinical programs, and the rate of our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments), plans for commercial launch, and sales and marketing activities in Russia, implementation of corporate strategy, increased foreign currency exposure when we commercialize in Russia, and future financial performance.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that the subgroup analyses of our Oncophage clinical trials do not predict survival or efficacy of the product in future studies or use of Oncophage; that we may be unable to obtain sufficient funding or the regulatory authorization necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory review or approval necessary to commercialize our product candidates because regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our strategic licenses and partnering collaborations may not meet expectations; that we or our business partners may fail to take all steps necessary for the successful commercial launch of Oncophage in Russia; that we may not be able to secure adequate reimbursement mechanisms and/or private pay for Oncophage in Russia; manufacturing problems may cause product development and launch delays and unanticipated costs; our ability to raise additional capital; our ability to attract and retain key employees; changes in financial markets, regulatory requirements, and geopolitical developments; the solvency of counter parties under material agreements, including subleases; and general real estate risks.

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

Historical Results of Operations

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Revenue: We generated revenue of $850,000 and $2.4 million during the quarters ended March 31, 2008 and 2007, respectively. Revenue includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees and royalties earned, and in 2007, $2.0 million earned for the achievement of a milestone related to the transfer of manufacturing technologies to GlaxoSmithKline Biologicals SA (“GSK”). In the quarters ended March 31, 2008 and 2007, we recorded $358,000 and $110,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners, and services provided by clinical research organizations. Research and development expense decreased 4% to $5.7 million for the quarter ended March 31, 2008 from $6.0 million for the quarter ended March 31, 2007. The decrease included a decrease of $579,000 in our clinical trial-related expenses, partially offset by an increase in consulting expense, largely relating to our registration efforts in Russia, of $499,000.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 22% to $5.3 million for the quarter ended March 31, 2008 from $4.3 million for the quarter ended March 31, 2007. This increase is largely related to our registration efforts in Russia.

Interest Expense: Interest expense increased 4% to $1.3 million for the quarter ended March 31, 2008 from $1.2 million for the quarter ended March 31, 2007.

Interest Income: Interest income decreased 26% to $351,000 for the quarter ended March 31, 2008 from $475,000 for the same period in 2007. This decrease is primarily attributable to a decrease in interest rates earned on our cash and cash equivalents. Our average interest rate decreased from 5.2% for the quarter ended March 31, 2007 to 4.1% for the quarter ended March 31, 2008.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the first quarter of 2008, these research and development programs consisted largely of Oncophage, AG-707, Aroplatin, and QS-21, as indicated in the following table (in thousands).

Research and Development Program	Product	Quarter Ended March 31, 2008	Year Ended December 31,			Prior to 2005	Total
			2007	2006	2005
Heat Shock Proteins for Cancer	Oncophage & AG-858	$4,348	$13,970	$19,985	$37,836	$166,635	$242,774
Heat Shock Proteins for Infectious Diseases	AG-702/707	349	2,005	1,939	3,001	9,126	16,420
Liposomal Cancer Treatments*	Aroplatin	370	3,005	2,475	3,214	5,878	14,942
Vaccine Adjuvant**	QS-21	531	2,064	2,492	325	4,619	10,031
Other Research and Development Programs		133	745	1,752	2,704	11,922	17,256

Total Research and Development Expenses		$5,731	$21,789	$28,643	$47,080	$198,180	$301,423

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product, Oncophage, and our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product, Oncophage, and our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our product, Oncophage, is subject to further evaluation and uncertainty, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when, if ever, material cash inflows are likely to commence. Our collaborations involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, our, or our collaborative partners or licensees, successfully supplying QS-21 to meet demand, and our collaborative partners or licensees obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

Product Development Portfolio

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This registration was the first product approval from a regulatory authority for the Company, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. We have applied for export clearance from the FDA in order to export product from the United States for patient administration in Russia. In addition, we are exploring the steps necessary to seek approval of Oncophage in other ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals, and/or named patient programs.

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

Below is a table showing the clinical trials completed or ongoing with our product, Oncophage, and our product candidates under development by Antigenics.

PRODUCT PIPELINE		Phase 1	Phase 2	Phase 3
Oncophage	Renal cell carcinoma			—
	Metastatic melanoma			—
	Glioma (a)(c)(d)		—
	Colorectal cancer		—
	Non-Hodgkin’s lymphoma (“NHL”)		—
	Gastric cancer (a)		—
	Metastatic renal cell carcinoma (b)		—
	Lung cancer		—
	Metastatic melanoma (a)		—
	Pancreatic cancer	—

Aroplatin	Colorectal cancer		—
	Solid tumors/NHL (c)	—
	Solid tumors	—

AG-707	Genital herpes (c)	—

(a)	Phase 1/2 trials.
(b)	Includes two separate Phase 1/2 and Phase 2 trials.
(c)	Trial is ongoing.
(d)	Investigator-sponsored trial.

Oncophage

We started enrolling patients in our first clinical trial studying Oncophage at Memorial Sloan-Kettering Cancer Center in New York, New York in November 1997. To date, we have treated over 750 cancer patients with Oncophage in our clinical trials. Because Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor, it may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our Phase 1/2 clinical trial in recurrent, high-grade glioma is currently our only ongoing early-stage clinical trial. This study is being lead by the Brain Tumor Research Center at the University of California, San Francisco, with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. Phase 1 results, presented at the International Conference on Molecular Targets and Cancer

Therapeutics, showed that 11 out of 12 patients exceeded the historical median benchmark of 6.5 months survival from time of recurrence. The study also showed that all 12 treated patients demonstrated a significant immune response after vaccination with Oncophage (P < 0.001) and that patients with minimal residual disease at time of first vaccination (n = 7) were more likely to survive beyond nine months compared with patients with significant residual disease. The study has progressed to the Phase 2 portion, which is designed to enroll 30 patients.

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

The Eastern Cooperative Oncology Group is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, and puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk, or better prognosis population, where significant improvement in favor of the Oncophage arm is demonstrated.

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

Guidance received from past discussions with the FDA indicates that further clinical studies must be conducted to demonstrate to them the efficacy and safety of Oncophage. At the appropriate time, we intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population of the Phase 3 study of Oncophage in renal cell carcinoma, this trial is likely not sufficient to support a BLA for product approval, based on existing standards. Furthermore, this trial may not be sufficient to support approval outside of the United States in countries other than Russia.

Oncophage has received Fast Track designation and Orphan Drug status from the FDA for the treatment of metastatic melanoma. In February 2002, we initiated a multicenter, international Phase 3 trial in metastatic melanoma. We conducted this trial at sites located in the following countries — the United States, the United Kingdom, Italy, Poland, Sweden, Hungary, Australia, Russia, and Ukraine. We believe this study does not qualify as registrational due to the relatively high failure rate in vaccine manufacturing.

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

QS-21

QS-21 is an adjuvant, or a substance added to vaccines and other immunotherapies, that is designed to enhance the body’s immune response to the antigen contained within the treatment. QS-21 is best known for its ability to stimulate antibody, or humoral, immune response, and has also been shown to activate cellular immunity. A natural product, QS-21 is a triterpene glycoside, or saponin, a natural compound purified from the bark of a South American tree called Quillaja saponaria. It is sufficiently characterized with a known molecular structure, thus distinguishing it from other adjuvant candidates, which are typically emulsions, polymers, or biologicals.

QS-21 has been tested in approximately 175 clinical trials involving, in the aggregate, over 9,000 subjects in a variety of cancer indications, infectious diseases, and other disorders. These studies have been carried out by academic institutions predominantly located in the United States and by pharmaceutical companies at more than 20 international sites. A number of these studies have shown QS-21 to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. None of these QS-21 trials completed to date have been pivotal.

A number of pharmaceutical and biotechnology companies have licensed QS-21 for use in vaccines to treat a variety of human diseases. Companies with QS-21 programs include GSK and Elan Corporation, plc, through its affiliate Elan Pharmaceuticals International Limited (“Elan”). In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. There are approximately 15 vaccines in clinical development that contain QS-21.

On July 20, 2007, we executed a letter of intent with GSK amending the supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. Accordingly, from the effective date of the letter, GSK has the right to manufacture all of its requirements of commercial grade QS-21. In addition, the parties have amended their purchase and supply obligations with respect to pre-commercial grade QS-21. Also, in accordance with the terms of the letter, upon our election, GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time. We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and that a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. GSK has initiated a Phase 3 study evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in non-small cell lung cancer. GSK has also released data from a Phase 2 study of its malaria vaccine candidate in African infants. GSK has indicated that it intends to proceed into late stage trials of what could be the first malaria vaccine for infants and young children in Africa.

Elan has a commercial license for the use of QS-21 in research and commercialization of products. Under the terms of the agreement, we are entitled to receive future milestone payments and product royalties in the event of the successful development of Elan’s Alzheimer’s disease vaccine that contains QS-21. In 2007, Elan initiated a Phase 2 study of their vaccine. Pursuant to the terms of the supply agreement between the parties, Antigenics is Elan’s exclusive supplier of QS-21.

AG-707

The first potential off-the-shelf application of our heat shock protein technology, AG-707, is an investigational therapeutic vaccine product candidate directed at the virus that causes genital herpes (herpes simplex virus-2, or HSV-2). AG-707 is a multivalent vaccine containing multiple synthetic HSV-2 peptides. Based on the results of completed toxicology studies and other preclinical activities, we submitted to the FDA an investigational new drug application for AG-707 during the second quarter of 2005. In October 2005, we initiated a multicenter Phase 1 clinical trial of AG-707. We have completed enrollment in the first two dose levels in this study and are currently evaluating immune responses in those patients. If we elect to proceed, the full study will evaluate the safety profile and immune response of patients to AG-707 with and without our QS-21 proprietary adjuvant at three dose levels compared with placebo or adjuvant alone.

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

In October 2005, we initiated a Phase 1, dose-escalation trial of Aroplatin in solid malignancies and NHL. This study is currently ongoing. We hope to reach the maximum tolerated dose in this study in 2008.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $509.7 million as of March 31, 2008. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through March 31, 2008, we have raised aggregate net proceeds of $455.4 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. As of March 31, 2008, we had debt outstanding of $77.5 million, including $27.4 million of our 8% senior secured convertible notes (the “2006 Notes”) maturing August 30, 2011 and $50.0 million of 5.25% convertible senior notes maturing February 20, 2025.

Based on our current plans and activities, we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the range of $30 million to $35 million for the year ending December 31, 2008. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

We believe, based on our current plans and activities, that our working capital resources at March 31, 2008, along with the proceeds from our equity sales completed in April 2008, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2009. However, we plan to attempt to raise additional funds prior to that time. In order to fund our operations through 2009 and beyond, we will need to raise additional funds and may attempt to do so by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and potentially our product candidates and will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, efforts to commercialize Oncophage in Russia and other jurisdictions we are currently exploring, as well as supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.9 million over the term of the studies. Through March 31, 2008, we have expensed $45.8 million as research and development expenses and $45.2 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid through March 31, 2008. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product, Oncophage, and our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity would be required if we were to retain our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at March 31, 2008 were $35.4 million, an increase of $16.7 million from December 31, 2007.

On January 9, 2008, we entered into a private placement agreement pursuant to which we issued and sold 8,708,717 shares of common stock for $3.00 per share. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants will become exercisable for a period of 9 1/2 years beginning on July 9, 2008 and the unit warrants become exercisable for a period of eighteen months beginning on July 9, 2008, contingent upon a triggering event as defined in the January 9, 2008 private placement. The April 8, 2008 private placement (see below) qualifies as a triggering event and therefore the unit warrants will become exercisable on July 9, 2008.

On April 8, 2008, we entered into a private placement agreement under which we issued and sold (i) 7,000,000 shares of common stock and (ii) warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold, generating net proceeds of $19.7 million, after deducting offering costs of $1.3 million. The warrants are not currently exercisable.

As part of the private placement agreements discussed above, we agreed to register the shares of common stock issued in the financings, and the shares of common stock underlying the warrants issued to the investors, with the SEC within certain contractually specified time periods. In February 2008, in conjunction with the January 9, 2008 private placement, we filed a registration statement covering the sale of the 8,708,717 shares of common stock issued and the 8,708,717 shares issuable upon the exercise of the 10-year warrants issued in the January 9, 2008 private placement. Shares issuable under the unit warrants were not covered by this registration statement. On April 18, 2008, in conjunction with the April 8, 2008 private placement agreement, we filed a registration agreement covering the sale of the 7,000,000 shares of common stock issued and the 7,000,000 shares issuable upon the exercise of the related warrants. The SEC has declared both registration statements to be effective. As part of the private placement agreements, we are required to maintain effective registration statements. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placement agreements, we are subject to liquidated damages penalties of up to a maximum of 10% of the aggregate purchase price paid by the investors, or $4.7 million.

In April 2008, we issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. Proceeds from the offering will be used for general corporate purposes. This offering was made under our effective shelf registration statement and pursuant to our prospectus supplement dated March 24, 2008.

During the quarter ended March 31, 2008, we used cash primarily to finance our operations. Net cash used in operating activities for the quarters ended March 31, 2008 and 2007 was $9.2 million and $9.1 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, market acceptance of our product, Oncophage, and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash provided by investing activities for the quarter ended March 31, 2008 was $4.2 million as compared to $6.0 million for the quarter ended March 31, 2007. During the quarter ended March 31, 2008, we had net maturities of $4.2 million of short-term investments compared with $4.6 million during the quarter ended March 31, 2007.

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

Net cash provided by financing activities was $25.9 million for the quarter ended March 31, 2008 as compared to net cash used in financing activities of $217,000 for the quarter ended March 31, 2007. During the quarter ended March 31, 2008, we raised net proceeds in the private placement of $25.8 million, after deducting offering costs of $296,000, as discussed above. Offering costs of $94,000 were paid in the first quarter of 2008 and the balance of $202,000 was paid in 2007. During the quarters ended March 31, 2008 and 2007, proceeds from our employee stock purchase plan totaled $121,000 and $30,000, respectively. In addition, during the quarter ended March 31, 2008, we received proceeds of $44,000 from the exercise of stock options. No stock options were exercised during the quarter ended March 31, 2007. Dividends paid on our series A convertible preferred stock totaled $198,000 during both periods. In addition, during the quarter ended March 31, 2007, we paid $50,000 of debt issuance costs related to the issuance of the 2006 Notes.

Effective July 19, 2002, we sublet part of our Framingham manufacturing, research and development, and office space to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham manufacturing, research and development, and office space to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive base rental payments of $863,000 during the remainder of 2008, $1.2 million in 2009, and $863,000 in 2010. The collection of this income, however, is subject to uncertainty.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) to provide a partial deferral of SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, excluding those recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for our financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 did not impact our results of financial operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with the option to measure specified financial instruments and certain other items at fair value. We adopted the provisions of SFAS No. 159 as of January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This revised standard expands the types of transactions or other events that will qualify as business combinations and requires that all business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values, with limited exceptions. The standard also requires, among other provisions, that certain contingent assets and liabilities will be recognized at their fair values on the acquisition date. An acquirer will also recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until the contingency is settled. Under SFAS No. 141R, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. The Statement is required to be applied prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be early adopted. The provisions of SFAS No. 141R will be applied to transactions on a prospective basis once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, governs the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control in subsidiaries. The provisions of SFAS No. 160 will be applied to transactions on a prospective basis once adopted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. There has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2007. However, commercialization of Oncophage in Russia and possible commercialization of Oncophage in other locations outside of the United States, could result in increased foreign currency exposure.

We had cash and cash equivalents at March 31, 2008 of $35.4 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2008, however, we are subject to investment risk.

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

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at March 31, 2008.

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707 and to which we hold the exclusive license. On January 21, 2008, the opposition division of the European Patent Office issued its decision revoking the patent. For strategic reasons, we decided not to appeal this decision.

We currently are a party, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Item 1A. Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” on page 13 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may become insolvent and be unable to continue our operations.

From our inception through March 31, 2008, we have generated net losses totaling $509.7 million. Our net losses for the quarter ended March 31, 2008 and for the year ended December 31, 2007 were $11.1 million and $36.8 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as if and when we will be able to enter into new strategic licensing and partnering relationships and/or successfully commercialize Oncophage and our various product candidates. If we incur operating losses for longer than we expect, and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development and commercialization programs and complete our clinical trials.

On March 31, 2008, we had $35.4 million in cash and cash equivalents. In April 2008, we completed a private placement of shares of our common stock and warrants, raising net proceeds of $19.7 million after deducting offering costs of $1.3 million. Also in April 2008, we issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. We believe, based on our current plans and activities, that our working capital resources at March 31, 2008, along with the proceeds from our equity sales completed in April 2008, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2009. However, we plan to attempt to raise additional funds prior to that time. For the quarter ended March 31, 2008, our average monthly cash used in operating activities was $3.1 million. Capital expenditures for the quarter ended March 31, 2008 were insignificant, and we do not anticipate significant capital expenditures during the remainder of 2008.

As part of the 2008 private placement agreements, we are required to maintain effective registration statements. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placement agreements, we are subject to liquidated damages penalties of up to a maximum of 10% of the aggregate purchase price paid by the investors, or $4.7 million.

Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development and commercialization programs and some or all of our clinical trials, including the development and commercialization programs and clinical trials supporting Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of March 31, 2008, our total long-term debt, excluding the current portion, was $77.4 million. Our 5.25% convertible senior notes due 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015, and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a repurchase price, in cash, equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

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

To date, we have had negative cash flows from operations. For the quarter ended March 31, 2008 and for the year ended December 31, 2007, net cash used in operating activities was $9.2 million and $26.7 million, respectively. Excluding our 2006 Notes, which mature in 2011 and for which we may elect to pay the interest in cash or additional notes, at our option, and for which the outstanding balance at maturity may be paid in cash or in common stock, subject to certain limitations, and assuming no additional interest-bearing debt is incurred and none of our notes are converted, redeemed, repurchased, or exchanged, our interest payments will be $1.3 million during the remainder of 2008 and $2.6 million annually during 2009 and thereafter until maturity.

Several factors could delay or prevent the successful commercial launch of Oncophage in Russia.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This registration was the first product approval from a regulatory authority for the Company, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. We need to obtain export clearance from the FDA before we can export product from the United States for patient administration in Russia. If this clearance is not obtained, it is possible that the only remedy will be for us to manufacture product outside the United States, and this would require additional time and resources. This could substantially delay our timelines for product launch, and, if we are unable to secure adequate financing to support this effort, we may not be able to make Oncophage available. In addition, if we are unable to secure successful local distribution arrangements and/or implement our own logistical processes for distribution of Oncophage, or if we are unable to identify sources of reimbursement and unable to obtain adequate reimbursement, including from national or regional funds, or to obtain adequate payment from individual patients, our commercialization efforts would be adversely affected. Furthermore, we may experience significant delays in the receipt of payment for Oncophage.

We do not expect to generate significant revenue from sales of Oncophage in Russia for several months, if ever.

The amount of revenue generated from the sale of Oncophage in Russia will depend on, among other things, securing reimbursement mechanisms, and physician and patient assessment of the benefits and cost-effectiveness of Oncophage. Initially, we will rely heavily on private-pay and the ability, and willingness of patients to pay is unclear. Many patients will not be capable of paying for Oncophage by themselves. In addition, cost containment measures by third parties may prevent us from becoming profitable. Because we have limited resources and minimal sales and marketing experience, commercial launch of Oncophage may be slow. We must obtain a biologics export license from the FDA before we can ship Oncophage to patients in Russia, and similar licenses from the Russian authorities, as well as complete a number of post-approval activities. In addition, there will be added time between obtaining the export license and treating the first patient in Russia. Since Oncophage can only be manufactured from a patient’s own tumor, patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility in Lexington, Massachusetts for vaccine to be prepared, released, and then returned to the site for patient administration. In addition, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident.

Our approval to market Oncophage in Russia is limited to the treatment of kidney cancer patients at intermediate risk for disease recurrence, and is subject to regulatory requirements. If we fail to comply with these regulatory requirements in Russia or elsewhere, or if we experience unanticipated problems, our commercial launch of Oncophage could be prevented or delayed, or Oncophage could be subjected to restrictions, withdrawn from the market, or some other action may be taken that may be adverse to our business.

Just as our registration for Oncophage in Russia is currently limited to the treatment of kidney cancer patients at intermediate risk for disease recurrence, the FDA and international regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation reduces the size of the potential market for that product. Product approvals, once granted, are subject to continual review and periodic inspections by regulatory authorities. Later discovery of previously unknown problems or safety issues and/or failure to comply with applicable FDA and/or other international regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications, complete withdrawal of a marketing application, and/or criminal prosecution. Such regulatory enforcement could have a direct and negative impact on the product for which approval is granted, but also could have a negative impact on the approval of any pending applications for marketing approval of new drugs or supplements to approved applications.

We face a risk of government enforcement actions in connection with our business and marketing activities.

Our operations and marketing practices are subject to regulation and scrutiny by the United States government, as well as governments of any other countries in which we do business or conduct activities. Because we are a company operating in a highly regulated industry, regulatory authorities could take enforcement action against us in connection with our business and marketing activities for various reasons.

For example, our marketing and sales, labeling, and promotional activities in Russia are subject to local regulations. If we fail to comply with regulations prohibiting the promotion of products for non-approved indications or products for which marketing approval has not been granted, regulatory authorities could bring an enforcement action against us that could inhibit our marketing capabilities, as well as result in penalties. In addition, the United States Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, exclusion from government health care programs, imposition of significant fines, injunctions, and/or the imposition of civil or criminal sanctions against us and/or our officers or employees.

We may not be able to obtain approval to market Oncophage in countries other than Russia. Because we expect additional Phase 3 clinical trials of Oncophage will be required prior to submitting a BLA to the FDA for any indication, we likely will not commercialize Oncophage in the United States for several years, if ever. We may face similar hurdles in other territories where we may seek marketing approval.

Oncophage is currently only approved for marketing in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence. While we are exploring potential opportunities to seek product approval in other jurisdictions, including Europe and Canada, the probability and timing of the submission and/or approval in any jurisdiction or indication for this product is uncertain. There is no guarantee that we will be able to obtain approval to market Oncophage in territories outside of Russia. The FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients that were not pre-specified in these studies. While the subgroup data might be suggestive of treatment effect, the results cannot be expected, alone, to support registration or approval of Oncophage in the United States, and may not support registration or approval in other territories outside of Russia. While the data provide important evidence that is useful for physicians in designing and conducting future clinical trials, additional evidence may be required to recruit physicians for future clinical research. Any additional studies may take years to complete and may fail to support BLA filings for many reasons, including failure of the trials to demonstrate that Oncophage is safe and effective in the studies’ indications, failure to conduct the studies in compliance with the clinical trial protocols, or the regulatory environment at the time. We may face similar hurdles in other territories where we seek marketing approval. In addition, Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. The FDA and foreign regulatory agencies, including the European Medicines Agency (the “EMEA”), which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts.

Risks associated with doing business internationally could negatively affect our business.

With the registration of Oncophage in Russia, we will begin to focus our efforts on the commercial launch of this product. However, various risks associated with foreign operations may impact our success. Possible risks include fluctuations in the value of foreign currencies, disruptions in the export and transportation of our product, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, import/export considerations, the performance of our collaborators, and unexpected regulatory, economic, or political changes in foreign markets.

Our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily the euro and the ruble. Movement in foreign currency exchange rates could cause revenue or clinical trial costs to vary significantly in the future and may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Federal regulatory reforms may create additional burdens that would cause us to incur additional costs and may adversely affect our ability to commercialize our products.

From time to time, new legislation is passed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA and other global health authorities. For example, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007, or the FDAAA, was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies. Failure to comply with any requirements under the FDAAA may result in significant penalties. The FDA’s exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale of approved products. Additionally, regulations and guidance are often revised or reinterpreted by health agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or whether regulations, guidance, or interpretations will change, and what the impact of such changes, if any, may be. Similar actions may be taken in other territories, with potentially harmful effects on our business.

If we fail to obtain adequate levels of reimbursement for Oncophage or our product candidates, there may be no commercially viable market for Oncophage or our product candidates, or the commercial potential of Oncophage or our product candidates will be significantly limited.

Sales of therapeutic and other pharmaceutical products are dependent in part on the availability and levels of reimbursement from third-party payers, such as government or private insurance plans. We may not be able to sell Oncophage successfully or profitably if we are required to sell Oncophage at lower than anticipated prices, or if reimbursement is unavailable or limited in scope or amount. Our profitability will depend on the extent to which government authorities, private health insurance providers, and other organizations provide reimbursement for the cost of Oncophage or our product candidates. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise, and increasingly attempt to limit and/or regulate the reimbursement for medical products. Many patients will not be capable of paying for Oncophage or our product candidates by themselves. Cost containment measures by third parties may prevent us from becoming profitable.

In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to price controls by various mechanisms. Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered.

It is not clear that public and private insurance programs will determine that Oncophage or our product candidates come within a category of items and services covered by their insurance plans. Generally, in Russia, Europe, and other countries outside the United States, government sponsored health care systems pay a substantial share of health care costs and they may regulate reimbursement levels of our products to control costs. Changes in Russian leadership could impact the regulatory environment there, and the reimbursement system in Russia is changing rapidly and has experienced serious funding and administrative problems for its national and regional reimbursement programs. For example, this has been the case with the program known by the Russian acronym of DLO, which was established in January 2005 to provide free-of-charge prescriptions to certain Russians. This has resulted in substantially delayed payments and in fewer drugs being covered recently. In addition, the Russian government is attempting to reduce costs by various means, including attempting to reduce coverage for drugs produced outside of Russia, as they tend to cost more than drugs produced in Russia. Furthermore, it is possible that reimbursement for cancer drugs, and other therapeutic areas, will be covered by a newly created system. It is uncertain what level of reimbursement the Russian government may provide for cancer drugs in the future. Drug reimbursement in Russia could continue to undergo change. There can be no assurance regarding the scope or availability of reimbursement in Russia for Oncophage.

It is possible that there will be substantial delays in obtaining coverage of Oncophage or our product candidates and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where government or insurance coverage is available, there may be limits on the payment amount. Such limits could have a material adverse effect on sales of Oncophage or any of our product candidates that receive marketing approval. If we are unable to obtain or retain adequate levels of reimbursement from government or private health plans, our ability to sell Oncophage and our potential products will be adversely affected.

Federal, state, and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of our potential products may change further or be adopted before Oncophage or any of our potential products are approved for marketing. Cost control initiatives by governments or third-party payers could decrease the price that we receive for Oncophage or any one or all of our potential products or increase patient coinsurance to a level that makes Oncophage and our potential products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider Oncophage or any or all of our potential products under development to be cost-effective, which could result in products not being covered under their health plans or covered only at a low price. Any of these initiatives or developments could prevent us from successfully marketing and selling Oncophage or any of our potential products. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement for Oncophage or any of our potential products, if any of them are approved for sale, will have on sales.

Our sales, marketing, and commercial operations experience and resources are limited and need to be developed or acquired. In Russia (and potentially other territories if and when we obtain approval in such territories), we will depend on third parties to successfully perform certain sales, marketing, and distribution functions on our behalf and we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

We currently do not have employees, manufacturing, or business operation facilities outside of the United States. As we prepare for the commercial launch of Oncophage in Russia, we currently rely, and likely will continue to rely, significantly on consultants, partners, and other third parties to conduct our sales, marketing, and distribution operations. If these third parties are unable to fulfil their obligations, our commercial launch of Oncophage could be delayed or prevented. If in the future we elect to perform sales, marketing, and distribution functions for these types of products ourselves, we will face a number of additional risks, including the need to recruit experienced marketing and sales personnel. In addition, we may need to compete with other companies that have more experienced and better funded operations. Where we have licensed our products to third-party collaborators or licensees, we will be dependent on their commercial operations, sales and marketing expertise and resources, and any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

For our patient-specific heat shock protein product candidates, we need to develop specialized commercial operations to manage patient-specific ordering, tracking, and control. There are few companies that have developed this expertise and we do not know whether we will be able to enter into commercial operations or marketing and sales agreements with others on acceptable terms, if at all.

Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capability, and/or marketing expertise.

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer and infectious diseases. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques, such as Dendreon, Nventa (formerly Stressgen), Favrille, Accentia, Genitope, and Cell Genesys. Additionally, Liponova has completed a Phase 3 trial for its Reniale cancer vaccine in Germany for non-metastatic renal cell carcinoma and is expected to start a Phase 3 trial in the United States in 2008, and Oxford BioMedica and its partner Sanofi-Aventis are conducting a Phase 3 trial for their Trovax cancer vaccine for metastatic renal cell carcinoma. Patents have been issued in both the United States and Europe related to Nventa’s heat shock protein technology.

There is no guarantee that we will be able to compete with potential future products being developed by our competitors. More specifically, Oncophage may compete with approved therapies such as interleukin-2 and interferon-alpha for renal cell carcinoma and melanoma, which have generated substantial sales over a number of years. In addition, sorafenib, sunitinib, and temsirolimus have been approved in various countries for the treatment of patients with advanced renal cell carcinoma, or kidney cancer. Worldwide regulatory filings are expected to be submitted for two additional drugs, everolimus and bevacizumab, for advanced renal cell carcinoma in 2008. Sorafenib and sunitinib are also being developed for non-metastatic renal cell carcinoma. Other companies’ product candidates, including Wilex AG’s Rencarex (WX-G250) and LipoNova’s Reniale, are also being developed for non-metastatic renal cell carcinoma, including in Phase 3 clinical trials. Our product candidate, Aroplatin, may compete with existing approved chemotherapies or other chemotherapies that are in development by various companies, including GPC Biotech and Poniard Pharmaceuticals. In addition, for Oncophage and all of our product candidates, prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

The remaining patent life for our QS-21 proprietary adjuvant is limited. Upon patent expiry, it is possible that our competitors may develop competing or generic saponin adjuvants. Accordingly, entering into new license agreements is unlikely and may be impossible. While our license and supply agreements for QS-21 provide revenues for us and would typically provide royalties for at least 10 years after commercial launch, there is no guarantee that we will be able to collect royalties related to QS-21 in the future.

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

If one of our product candidates or our licensees’ product candidates for which we maintain exclusive or primary manufacturing rights for a component nears marketing approval or is approved for sale, or if the Russian market for Oncophage is substantially greater than we anticipate, or if we obtain approval or conditional approval for Oncophage in another territory, we may be required to manufacture substantially more than we have been required to manufacture for preclinical studies and clinical trials. We have no experience manufacturing products in commercial quantities, and we can provide no assurance that we will be able to do so successfully. We may experience higher manufacturing failure rates than we have in the past if and when we attempt to substantially increase production volume.

We currently manufacture Oncophage in our Lexington, Massachusetts facility. We intend to use this facility to manufacture Oncophage for the Russian market, as well as for ongoing and future clinical trials. While we believe we will be able to cover both our commercial and clinical Oncophage demands in the near term, there is no guarantee that we will be able to meet any unanticipated increase in demand, and a failure to do so could adversely affect our business. An unanticipated increase in the demand for the commercial supply of Oncophage could result in our inability to manufacture sufficient Oncophage product to support our clinical trials, and this could cause a delay in our development programs for Oncophage. In addition, because Oncophage is a patient-specific biologic, it requires product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the vaccine and result in production failures.

Currently, we can also manufacture the AG-707 clinical product in our own manufacturing facility. This manufacturing facility has certain support areas that it shares with the Oncophage manufacturing areas. As we seek to expand the market opportunities for Oncophage, including possibly filing for approvals in other territories, the applicable regulatory bodies may require us to make our Oncophage manufacture facility a single product facility. In such an instance, we would no longer have the ability to manufacture AG-707 in our current facility. AG-707 is a complex product requiring Good Manufacturing Practices, or GMP, for the manufacture and release of a recombinant protein and a large number of peptides. In order to prepare additional AG-707 to support future clinical trials, we will have to manufacture or have manufactured these critical raw materials in a GMP compliant facility.

Currently, we do not manufacture QS-21 or Aroplatin in our own manufacturing facility. If we choose to manufacture QS-21 and Aroplatin in our own manufacturing facility, the investment of substantial funds and the recruitment of qualified personnel would be required in order to build or lease, and operate new manufacturing facilities. In order to continue to support QS-21 product candidates and Aroplatin development, apply for regulatory approvals, and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There is no assurance that we or our licensees or collaborators will be successful in these endeavors.

Our ability to manufacture, or have manufactured, additional product to support our and our partners clinical trials for AG-707, Aroplatin, and QS-21 may be limited by the resources we have available if those resources are focused on producing the commercial Oncophage product.

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

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is also a long, expensive, and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. As of March 31, 2008, we have spent approximately 13 years and $242.8 million on our research and development program in heat shock proteins for cancer.

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

Furthermore, regulatory authorities, including the FDA and the EMEA, may have varying interpretations of our preclinical study and clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Any delays or difficulties in obtaining regulatory approvals or clearances for our product candidates may:

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

Because Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor, its development and commercialization faces unique challenges which could prevent or delay successful launch of the product or profitability of this product franchise.

Oncophage is a novel patient-specific therapeutic cancer vaccine. The FDA and foreign regulatory agencies, including the EMEA, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts in those markets.

In addition, even if Oncophage generates favorable clinical data over the next several years, we may not be able to negotiate a collaborative transaction at all, or negotiate one that provides us with favorable economic terms. Due to the announcement in March 2006 that part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many companies may be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all. In the absence of such data, potential collaborative partners may demand economic terms that are unfavorable to us, or may be unwilling to collaborate with us at all.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. We have applied for export clearance from the FDA in order to export product from the United States for patient administration in Russia. Should FDA approval be obtained, there will be added time between obtaining the export license and treating the first patient in Russia. Patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility in Lexington, Massachusetts for vaccine to be prepared, released, and then returned to the site for patient administration. In addition, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident.

Manufacturing of Oncophage is complex and various factors could cause delays or inability to supply vaccine. Oncophage requires product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the vaccine and result in production failures. In addition, we will need to develop specialized commercial operations to manage patient-specific ordering, tracking, and control. There are few companies that have developed this expertise and we do not know whether we will be able to enter into commercial operations or marketing and sales agreements with others on acceptable terms, if at all.

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

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of Oncophage for the treatment of glioma is currently dependent in part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the University of California, San Francisco, which is conducting a Phase 2 clinical trial of Oncophage for the treatment of recurrent glioma. In addition, several product candidates containing QS-21 depend on the success of our collaborative partners or licensees, and the Company’s relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates.

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

Our ability to successfully develop and commercialize Oncophage for a particular cancer type depends in part on our ability to purify heat shock proteins from that type of cancer. If we experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, it may lower the probability of a successful analysis of the data from these trials and, ultimately, the ability to obtain regulatory approvals. For example, our inability to manufacture adequate amounts of Oncophage for approximately 30% of the patients randomized in the Oncophage treatment arm of the metastatic melanoma trial undermined the potential for the trial to meet its pre-specified clinical endpoints. To address this lower success rate for melanoma, we included additional protease inhibitors in the manufacturing process to further limit the breakdown of the product. Subsequent to the implementation of this change, we successfully produced Oncophage for 18 of 23 patients, a success rate of approximately 78%, whereas previously we had produced Oncophage for 123 of 179 patients, a success rate of approximately 69%. The small sample size used subsequent to our process change may make the reported improvement in our manufacturing success unreliable as a predictor of future success.

We have successfully manufactured product for 100%, 10 of 10, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 21 of 22, of the patients randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our clinical trials to date, we have been able to manufacture Oncophage from 87% of the tumors delivered to our manufacturing facility in Lexington, Massachusetts; for non-metastatic renal cell carcinoma, 92%; for melanoma, 70%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; for glioma, 76%; and for pancreatic cancer, 46%. The relatively low rate of manufactured product for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases, which are enzymes that break down proteins, are believed to degrade the heat shock proteins during the purification process.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 78 issued United States patents and 103 foreign patents. We also have rights to 18 pending United States patent applications and 97 pending foreign patent applications. However, we currently do not have issued patents in Russia and we may not have patent coverage in other territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

On October 12, 2005, a third party filed a notice of opposition in the European Patent Office to European patent EP 0750513 B1 which has claims relating to AG-702/707 and to which we hold the exclusive license. On January 21, 2008, the opposition division of the European Patent Office issued its decision revoking the patent. For strategic reasons, we decided not to appeal this decision.

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

Effective December 1, 2005, we entered into an employment agreement with Dr. Armen. Subject to the earlier termination as provided in the agreement, the agreement had an original term of one year and is automatically extended thereafter for successive terms of one year each, unless either party provides notice to the other at least ninety days prior to the expiration of the original or any extension term. Dr. Armen plays an important role in our day-to-day activities. We do not carry key employee insurance policies for Dr. Armen or any other employee.

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

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Regardless of the outcome, participation in this lawsuit diverts our management’s time and attention from our business and may result in our paying damages.

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

We face an inherent risk of product liability exposure related to testing our product candidates in human clinical trials and will face even greater risks upon the sale of Oncophage commercially, as well as if we sell our various product candidates commercially. An individual may bring a product liability claim against us if Oncophage or one of our product candidates causes, or merely appears to have caused, an injury. Product liability claims may result in:

•	decreased demand for Oncophage or our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

We manufacture Oncophage from a patient’s cancer cells, and a medical professional must inject Oncophage into the same patient from which it was manufactured. A patient may sue us if a hospital, a shipping company, or we fail to deliver the removed cancer tissue or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases and that shipments of tumor and/or Oncophage may be lost, delayed, or damaged. Additionally, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. Currently, we do not have insurance that covers loss of or damage to Oncophage or tumor material, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for clinical research use of product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence coverage. This limited insurance coverage may be insufficient to fully cover us for future claims. In addition, with the approval of Oncophage in Russia, we are taking steps to obtain commercial liability coverage. However, there is no guarantee that such coverage will be available on commercially acceptable terms or at all.

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

Antigenics Holdings LLC is a holding company that owns shares of our common stock, and as of May 1, 2008, Antigenics Holdings LLC controlled approximately 17% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings LLC can substantially influence all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

Our Chief Executive Officer directly and indirectly owns approximately 47% of Antigenics Holdings LLC In addition, several of our directors and officers directly and indirectly own approximately 4% of our outstanding common stock.

The unaffiliated holders of certain convertible securities have the right to convert such securities into a substantial percentage of our outstanding common stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on May 1, 2008, he would have held approximately 11% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings LLC control approximately 25% of our outstanding common stock as of May 1, 2008, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 28%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with Antigenics Holdings LLC. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we issued $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. On May 1, 2008, one holder of the 2006 Notes had holdings, which if totally converted into shares of our common stock, would result in this holder owning 6,262,979 shares. If such holder had exercised such conversion right on May 1, 2008, such holder would have owned approximately 9% of our outstanding common stock.

On September 10, 2007, we issued 10,000 shares of our series B1 convertible preferred stock and 5,250 shares of our series B2 convertible preferred stock to a single institutional investor. In April 2008, all of the series B1 convertible preferred stock was converted into 1,585,197 shares of our common stock via a cashless conversion. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested pursuant to the agreement with the investor, including conversions of the series B1 convertible preferred stock, at a purchase price equal to the lesser of $4.16 per common share or a price calculated based on the then-prevailing price of our common stock, and expire seven years from the date of issuance. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock.

On January 9, 2008, we entered into a private placement agreement pursuant to which we issued and sold 8,708,717 shares of common stock for $3.00 per share. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants will become exercisable for a period of 9 1/2 years beginning on July 9, 2008 and the unit warrants become exercisable for a period of eighteen months beginning on July 9, 2008, contingent upon a triggering event as defined in the January 9, 2008 private placement. The April 8, 2008 private placement (see below) qualifies as a triggering event and therefore the unit warrants will become exercisable on July 9, 2008.

In February 2008, we filed a registration statement covering the sale of the 8,708,717 shares of common stock issued and the 8,708,717 shares issuable upon the exercise of the 10-year warrants issued in the January 9, 2008 private placement, and the SEC declared the registration statement to be effective. Shares issuable under the unit warrants have not been registered as of this time.

On April 8, 2008, we entered into a private placement agreement under which we issued and sold (i) 7,000,000 shares of common stock and (ii) warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold. The warrants are not currently exercisable. On April 18, 2008, we filed a registration statement with the SEC covering the sale of these shares of common stock and warrants and the SEC has declared the registration statement to be effective.

While the 2006 Notes and the outstanding class B convertible preferred stock do not carry any voting rights, the common stock issuable upon conversions of such securities do carry the same voting rights as other shares of common stock. The ownership positions following any such conversions, along with any open market purchases by such holders, could provide the holders with the ability to substantially influence the outcome of matters submitted to our stockholders for approval.

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

Between our initial public offering on February 4, 2000 and March 31, 2008, and for the twelve months ended March 31, 2008, the closing price of our common stock has fluctuated between $1.54 and $52.63 per share and $2.01 and $4.43 per share, respectively, with an average daily trading volume for the twelve months ended March 31, 2008 of approximately 475,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2008, we had approximately 56,653,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations. In addition, we have filed registration statements to permit the sale of 10,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 450,000 shares of common stock under our employee stock purchase plan, to permit the sale of 250,000 shares of common stock under our directors’ deferred compensation plan, and to permit the sale of 17,417,434 shares of common stock pursuant to the Securities Purchase Agreement dated January 9, 2008. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2008, options to purchase 6,662,890 shares of our common stock with a weighted average exercise price per share of $5.70 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of March 31, 2008, we have 970,472 nonvested shares outstanding.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Securities Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded in our Annual Report on Form 10-K for the year ended December 31, 2007 that there were no material weaknesses in our internal control over financial reporting as of December 31, 2007, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

Item 6 — Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: May 9, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

4.1	Form of Warrant under the Securities Purchase Agreement dated January 9, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) dated January 11, 2008 and incorporated herein by reference.

4.2	Form of Contingent Warrant under the Securities Purchase Agreement dated January 9, 2008. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) dated January 11, 2008 and incorporated herein by reference.

4.3	Securities Purchase Agreement dated as of January 9, 2008 by and among Antigenics Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) dated January 11, 2008 and incorporated herein by reference.

4.4	Securities Purchase Agreement dated as of April 8, 2008 by and among Antigenics Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) dated April 10, 2008 and incorporated herein by reference.

4.5	Form of Warrant under the Securities Purchase Agreement dated April 8, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) dated April 10, 2008 and incorporated herein by reference.

10.1	Exclusive License Agreement dated September 24, 1986, between Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals Inc.), The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed herewith.

10.2	Exclusive License Agreement dated July 1, 1988, between Aronex Pharmaceuticals, Inc., (formerly Argus Pharmaceuticals Inc.), The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed herewith.

10.3	Master Services Agreement dated May 24, 2007, between Antigenics Inc. and Raifarm Limited; Assignment and Assumption Agreement dated June 15, 2007; Amendment Number One to the Master Services Agreement dated February 27, 2008; Letter Agreement dated March 18, 2008; and Letter Agreement dated April 4, 2008. Filed herewith.

10.4	Form of Restricted Stock Award Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) dated March 11, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.