Form 10-Q/A
period 2008-03-31
ANTIGENICS INC /DE/
filed 2008-05-29
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2008: 65,660,797 shares.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 is to file in unredacted form Exhibit 10.1 (Exclusive License Agreement dated September 24, 1986, between Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals Inc.), The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center) and Exhibit 10.2 (Exclusive License Agreement dated July 1, 1988, between Aronex Pharmaceuticals, Inc., (formerly Argus Pharmaceuticals Inc.), The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center), which were originally filed in redacted form pursuant to a request for an extension of confidential treatment. We have withdrawn our request for an extension of confidential treatment.

PART II – OTHER INFORMATION

Item 6 – Exhibits

The exhibits listed in the Exhibit Index are included in this amendment on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: May 28, 2008

EXHIBIT INDEX

Exhibit No.	Description
10.1	Exclusive License Agreement dated September 24, 1986, between Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals Inc.), The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed herewith.

10.2	Exclusive License Agreement dated July 1, 1988, between Aronex Pharmaceuticals, Inc., (formerly Argus Pharmaceuticals Inc.), The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.