Form 10-Q
period 2008-06-30
ANTIGENICS INC /DE/
filed 2008-08-08
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Number of shares outstanding of the registrant’s Common Stock as of August 1, 2008: 66,174,195 shares.

Antigenics Inc.

Quarterly Period Ended June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$39,086,853	$14,479,322
Short-term investments	9,962,968	4,199,996
Accounts receivable	2,734	318,707
Inventories	313,486	510,872
Prepaid expenses	1,095,876	837,075
Other current assets	362,927	436,012

Total current assets	50,824,844	20,781,984
Plant and equipment, net	12,876,047	14,604,243
Goodwill	2,572,203	2,572,203
Core and developed technology, net	2,980,417	3,534,048
Debt issuance costs, net	1,228,849	1,380,963
Other long-term assets	1,657,509	1,663,401

Total assets	$72,139,869	$44,536,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	1,388,249	1,413,255
Accounts payable	334,133	674,473
Accrued liabilities	6,268,869	5,783,740
Other current liabilities	370,111	365,037

Total current liabilities	8,507,423	8,382,566
Convertible senior notes	78,496,554	77,400,533
Deferred revenue	2,371,594	3,038,280
Other long-term liabilities	2,693,477	2,775,766
Commitments and contingencies (Note F)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2008 and December 31, 2007; liquidation value of $31,817,625 at June 30, 2008	316	316
Series B1 convertible preferred stock; 0 and 10,000 shares designated, issued, and outstanding at June 30, 2008 and December 31, 2007, respectively	—	100
Series B2 convertible preferred stock; 5,250 shares designated, issued, and outstanding at June 30, 2008 and December 31, 2007	53	53
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 65,785,626 and 47,557,007 shares issued at June 30, 2008 and December 31, 2007, respectively	657,856	475,570
Additional paid-in capital	501,174,890	451,114,779
Treasury stock, at cost; 45,594 and 5,953 shares of common stock at June 30, 2008 and December 31, 2007, respectively	(98,629)	(12,168)
Accumulated deficit	(521,663,665)	(498,638,953)

Total stockholders’ deficit	(19,929,179)	(47,060,303)

Total liabilities and stockholders’ deficit	$72,139,869	$44,536,842

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$594,713	$1,443,582	$1,444,937	$3,796,389
Operating expenses:
Research and development	(5,838,768)	(6,050,592)	(11,569,505)	(12,012,882)
General and administrative	(5,736,575)	(4,396,554)	(11,009,502)	(8,731,306)

Operating loss	(10,980,630)	(9,003,564)	(21,134,070)	(16,947,799)
Other income (expense):
Non-operating income	—	—	2,310	—
Interest expense	(1,279,085)	(1,233,433)	(2,549,831)	(2,460,481)
Interest income	305,791	384,505	656,879	859,359

Net loss	(11,953,924)	(9,852,492)	(23,024,712)	(18,548,921)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(395,250)	(395,250)

Net loss attributable to common stockholders	$(12,151,549)	$(10,050,117)	$(23,419,962)	$(18,944,171)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.19)	$(0.22)	$(0.39)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	64,585,819	45,981,794	60,165,703	45,971,972

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,024,712)	$(18,548,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,461,088	2,742,801
Share-based compensation	3,913,014	2,280,253
Non-cash interest expense	1,096,021	1,013,334
Loss on disposal of fixed assets	14,227	—
Changes in operating assets and liabilities:
Accounts receivable	315,973	16,978
Inventories	197,386	(4,315)
Prepaid expenses	(258,801)	(172,365)
Accounts payable	(340,340)	(773,568)
Deferred revenue	(691,692)	(220,638)
Accrued liabilities and other current liabilities	703,729	(1,130,854)
Other operating assets and liabilities	(205,315)	(940,675)

Net cash used in operating activities	(15,819,422)	(15,737,970)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	4,200,000	21,450,000
Purchases of available-for-sale securities	(9,962,968)	(8,145,564)
Investment in AGTC	—	(165,000)
Proceeds from the sale of limited partner interest in AGTC	—	1,665,000
Purchases of plant and equipment	(41,374)	(19,435)

Net cash (used in) provided by investing activities	(5,804,342)	14,785,001

Cash flows from financing activities:
Net proceeds from sale of equity	46,547,062	—
Proceeds from exercise of stock options	44,751	—
Proceeds from employee stock purchases	121,193	30,366
Treasury stock received to satisfy minimum tax withholding requirements	(86,461)	—
Payment of series A convertible preferred stock dividend	(395,250)	(395,250)
Debt issuance costs	—	(50,000)

Net cash provided by (used in) financing activities	46,231,295	(414,884)

Net increase (decrease) in cash and cash equivalents	24,607,531	(1,367,853)
Cash and cash equivalents, beginning of period	14,479,322	24,218,683

Cash and cash equivalents, end of period	$39,086,853	$22,850,830

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note A — Business and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product, Oncophage® (vitespen), is a patient-specific therapeutic cancer vaccine registered for use in Russia in the treatment of kidney cancer patients at intermediate risk for disease recurrence. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, a type of brain cancer. Our product candidate portfolio includes (1) QS-21 Stimulon® adjuvant, or QS-21, which is used in numerous vaccines under development in trials as advanced as Phase 3 for a variety of diseases, including hepatitis, human immunodeficiency virus, influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis, (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes, and (3) Aroplatin™, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.

Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. We are conducting clinical trials in various cancer indications and in one infectious disease indication. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of June 30, 2008, we had an accumulated deficit of $521.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at June 30, 2008 and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into the second half of 2009. In addition, we expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and potentially our product candidates, and will require additional capital.

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note B — Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding convertible instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we have reported a net loss attributable to common stockholders for all periods, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, shares underlying the 33,126,151 warrants outstanding or issuable, the 6,661,175 outstanding stock options, the 1,059,009 outstanding nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, and the 5,250 outstanding shares of series B2 convertible preferred stock, and the impact of conversion of our 5.25% convertible senior notes due February 2025 and our 8% senior secured convertible notes due August 2011 (the “2006 Notes”), are not included in the calculation of diluted net loss per common share.

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	June 30, 2008	December 31, 2007
Work in process	$234	$414
Finished goods	79	97

	$313	$511

Note D — Share-Based Compensation

Share-based compensation expense includes compensation expense for all share-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Share-based compensation expense also includes compensation expense for all share-based options granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), and the fair market value of shares issued to non-employees for services rendered.

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

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires that stock options held by certain non-employee consultants be accounted for as liability-classified awards. The fair value of the award is remeasured at each financial statement date until the award is exercised or expires. As of June 30, 2008, fully vested stock options to acquire approximately 612,000 shares of common stock held by non-employee consultants were accounted for as liability-classified awards, and remained unexercised.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We use the Black-Scholes option pricing model to value options for employees, as well as options granted to members of our Board of Directors. The effects of applying SFAS No. 123R, for purposes of recognizing compensation cost under such pronouncement, may not be representative of the effects on our reported results of operations for future years. All stock option grants have a 10-year term and generally vest ratably over a four-year period.

A summary of option activity for the six months ended June 30, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,782,901	$5.75
Granted	284,500	2.30
Exercised	(27,358)	1.64
Forfeited	(65,395)	3.38
Expired	(313,473)	4.94

Outstanding at June 30, 2008	6,661,175	$5.68	6.6	$267,753

Vested or expected to vest at June 30, 2008	6,305,331	$5.84	6.5	$246,224

Exercisable at June 30, 2008	3,592,056	$8.18	5.1	$87,693

The weighted average grant-date fair values of options granted during the six months ended June 30, 2008 and 2007 were $1.39 and $1.70, respectively.

During the first six months of 2008, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date.

As of June 30, 2008, $3.3 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.1 years.

As of June 30, 2008, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $72,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. In accordance with SFAS No. 123R, the fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A summary of nonvested stock activity for the six months ended June 30, 2008 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	440,878	$2.03
Granted	821,809	1.82
Vested	(201,074)	2.39
Forfeited	(2,604)	2.55

Outstanding at June 30, 2008	1,059,009	$1.80

As of June 30, 2008, there was $591,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of less than one year. The total intrinsic value of shares vested during the six months ended June 30, 2008 was $437,000.

Cash received from option exercises and purchases under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”) for the six months ended June 30, 2008 was $166,000. We issue new shares upon option exercises, purchases under the 1999 ESPP, vesting of nonvested stock, and under the Directors’ Deferred Compensation Plan. During the six months ended June 30, 2008, 70,054 shares were issued under the 1999 ESPP. During the six months ended June 30, 2008, 161,433 shares, net of 39,641 shares withheld to cover personal income tax withholding, were issued as a result of the vesting of nonvested stock. The shares withheld were recorded as treasury stock using the cost method, at a weighted average price of $2.18 per share, based on the NASDAQ Global Market closing price on the vesting dates, for a total of approximately $86,000. In addition, during the six months ended June 30, 2008, 61,938 shares were issued under our Directors’ Deferred Compensation Plan.

The impact on our results of operations from share-based compensation was as follows (in thousands).

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$683	$627	$1,349	$1,088
General and administrative	1,459	476	2,564	1,192

Total share-based compensation expense	$2,142	$1,103	$3,913	$2,280

Note E — Comprehensive Loss

The following table provides the calculation of comprehensive loss (in thousands).

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(11,954)	$(9,852)	$(23,025)	$(18,549)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	1	—	15

Comprehensive loss	$(11,954)	$(9,851)	$(23,025)	$(18,534)

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note F — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at June 30, 2008.

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

As consideration for our entering into the letter, we received a $2.0 million up-front non-refundable payment from GSK in August 2007, in lieu of a milestone payment that would have otherwise been payable under the GSK supply agreement. In addition, GSK is obligated to make payments to us totaling $5.25 million through December 2012, for manufacturing profits that were anticipated to have otherwise been earned under the GSK supply agreement. Except as expressly provided in the letter, all other financial obligations of GSK under the GSK supply agreement, including royalty payments, remain unchanged. The letter does not affect the rights and obligations of the parties under the July 6, 2006 GSK license agreement.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the six months ended June 30, 2008 and 2007, we recognized revenue of $663,000 and $176,000, respectively, from the amortization of deferred revenue relating to the GSK payments discussed above. Deferred revenue of $3.4 million related to our agreement with GSK is included in deferred revenue on our consolidated balance sheet as of June 30, 2008.

Note H — Debt

Interest on the 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the six months ended June 30, 2008 and 2007, we issued additional 2006 Notes in the amounts of $1.1 million and $1.0 million, respectively, as payment for interest due.

Note I — Equity

On January 9, 2008, we entered into a private placement agreement (the “January 9, 2008 private placement”) pursuant to which we sold 8,708,717 shares of common stock for $3.00 per share. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, contingent upon a triggering event as defined in the January 9, 2008 private placement documents, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants became exercisable for a period of 9  1/2 years as of July 9, 2008. The April 8, 2008 private placement (see below) qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008.

In February 2008, we filed a registration statement covering the sale of the 8,708,717 shares of common stock issued and the 8,708,717 shares issuable upon the exercise of the 10-year warrants issued in the January 9, 2008 private placement, and the SEC declared the registration statement effective. Shares issuable under the unit warrants have not been registered as of this time.

On April 8, 2008, we entered into a private placement agreement under which we sold (i) 7,000,000 shares of common stock and (ii) five-year warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold, generating net proceeds of $19.7 million, after deducting offering costs of $1.3 million. The warrants become exercisable for a period of 4  1/2 years beginning on October 10, 2008. We filed a registration statement on April 18, 2008 covering the sale of the 7,000,000 shares of common stock issued and the 7,000,000 shares issuable upon the exercise of the related warrants, and the SEC declared the registration statement effective.

As part of the private placement agreements, we entered into registration payment arrangements as defined by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. We agreed to register the shares of common stock issued in the equity sales, and the shares of common stock underlying the warrants issued to the investors, with the SEC within contractually specified time periods. As noted above, we filed registration statements covering all required shares. We have also agreed to use our best efforts to keep the registration statements continuously effective. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placements, we are subject to liquidated damages of up to a maximum of 10% of the aggregate purchase price paid by the investors. We have determined that no loss contingency related to the private placements is required to be recorded as of June 30, 2008.

On April 25, 2008, we issued 1,585,197 shares of our common stock to Fletcher International, Ltd. (“Fletcher”) upon conversion by Fletcher of 10,000 shares of our series B1 convertible preferred stock via a cashless conversion.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In April 2008, we issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. Proceeds from the offering will be used for general corporate purposes. This offering was made under an effective shelf registration statement.

Note J — Recent Accounting Pronouncements

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1, and we have not yet determined the impact of the standard on our financial position or results of operations.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In June 2008, the FASB ratified the consensus in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. We are currently evaluating the effect of EITF Issue No. 07-5, and we have not yet determined the impact of the standard on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently researching and/or developing technologies and product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our product, Oncophage® (vitespen), a patient-specific therapeutic cancer vaccine registered for use in Russia in the treatment of kidney cancer patients at intermediate risk for disease recurrence. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, a type of brain cancer. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, marketing, and integration of our acquisitions.

We have incurred significant losses since our inception. As of June 30, 2008, we had an accumulated deficit of $521.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at June 30, 2008 and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into the second half of 2009. In addition, we expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and potentially our product candidates, and will require additional capital.

Guidance received from past interaction with the U.S. Food and Drug Administration (the “FDA”) indicates that further clinical studies must be conducted to demonstrate to them the efficacy and safety of Oncophage. At the appropriate time, we intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application (“BLA”) on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population of the Phase 3 study of Oncophage in renal cell carcinoma, this trial is likely not sufficient to support a BLA for product approval, based on existing standards. Furthermore, this trial may not be sufficient to support approval outside of the United States in countries other than Russia.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. We are in on-going discussions with the FDA regarding export clearance, in order to export product from the United States for patient administration in Russia. Furthermore, we are establishing a process to support timely and compliant export of patient tumor material from Russia and subsequent import of Oncophage into Russia. In addition, we are exploring the steps necessary to seek approval of Oncophage in other ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals, and/or named patient programs.

On January 9, 2008, we entered into a private placement agreement (the “January 9, 2008 private placement”) pursuant to which we sold 8,708,717 shares of common stock for $3.00 per share. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, contingent upon a triggering event as defined in the January 9, 2008 private placement documents, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants became exercisable for a period of 9  1/2 years as of July 9, 2008. The April 8, 2008 private placement (see below) qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008.

On April 8, 2008, we entered into a private placement agreement under which we sold (i) 7,000,000 shares of common stock and (ii) five-year warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold, generating net proceeds of $19.7 million, after deducting offering costs of $1.3 million. The warrants become exercisable for a period of 4  1/2 years beginning on October 10, 2008. We filed a registration statement on April 18, 2008 covering the sale of the 7,000,000 shares of common stock issued and the 7,000,000 shares issuable upon the exercise of the related warrants, and the Securities and Exchange Commission (the “SEC”) declared the registration statement effective.

On April 25, 2008, we issued 1,585,197 shares of our common stock to Fletcher International, Ltd. (“Fletcher”) upon conversion by Fletcher of 10,000 shares of our series B1 convertible preferred stock via a cashless conversion.

In April 2008, we issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. Proceeds from the offering will be used for general corporate purposes. This offering was made under an effective shelf registration statement.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms.

Forward-looking statements include, but are not limited to, statements about generating sales from Oncophage in Russia in the second half of 2008, generating royalty revenue from QS-21 in the 2010 timeframe, our plans or timelines for performing and completing research, preclinical studies and clinical trials, timelines for releasing data from clinical trials, plans or timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials, and regulatory processes (including additional clinical studies for Oncophage in renal cell carcinoma), expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings and meetings with regulatory authorities (including potential requests for meetings with the FDA regarding Oncophage clinical studies and seeking conditional authorization of Oncophage in Europe and approvals for Oncophage in other ex-U.S. markets), the sufficiency of our clinical trials in renal cell carcinoma and melanoma, or subgroup analyses of data from these trials, to support a BLA or foreign marketing application for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans to commence, accelerate, decelerate, postpone, discontinue, or resume clinical programs, the rate of our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments), plans for commercial launch, and sales and marketing activities in Russia, implementation of corporate strategy, increased foreign currency exposure when we commercialize in Russia, and future financial performance.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are both safe and more effective than current standards of care; that the subgroup analyses of our Oncophage clinical trials do not predict survival or efficacy of the product in future studies or use of Oncophage; that we may be unable to obtain sufficient funding or the regulatory authorization necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory review or approval necessary to commercialize our product candidates because regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our strategic licenses and partnering collaborations may not meet expectations; that we may not receive or may be delayed in obtaining an export license from the FDA in order to export product from the United States for patient administration in Russia; that we or our business partners may fail to take all steps necessary for the successful commercial launch of Oncophage in Russia; that we may not be able to secure adequate reimbursement mechanisms and/or private pay for Oncophage in Russia; manufacturing problems may cause product development and launch delays and unanticipated costs; our ability to raise additional capital; our ability to attract and retain key employees; changes in financial markets, regulatory requirements, and geopolitical developments; the solvency of counter parties under material agreements, including subleases; and general real estate risks.

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

Historical Results of Operations

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Revenue: We generated revenue of $595,000 and $1.4 million during the quarters ended June 30, 2008 and 2007, respectively. This includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees and royalties earned, and in 2007, $1.0 million earned for the achievement of a milestone. In the quarters ended June 30, 2008 and 2007, we recorded $359,000 and $110,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 4% to $5.8 million for the quarter ended June 30, 2008 from $6.1 million for the quarter ended June 30, 2007. The decrease included declines of $576,000 in our clinical trial-related expenses, $319,000 in non-cash share-based compensation expense, $145,000 for depreciation and amortization, and $125,000 for personnel related expenses, partially offset by a $953,000 increase in other expenses primarily relating to our efforts in Russia and other territories, which includes the fair market value of shares issued to non-employees for services rendered.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 30% to $5.7 million for the quarter ended June 30, 2008 from $4.4 million for the quarter ended June 30, 2007. This increase is largely related to an increase in non-cash share-based compensation expense of $612,000, and an increase in expenses related to our efforts in Russia and other territories, which includes the fair market value of shares issued to non-employees for services rendered.

Interest Expense: Interest expense increased 4% to $1.3 million for the quarter ended June 30, 2008 from $1.2 million for the quarter ended June 30, 2007. Interest on our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the quarters ended June 30, 2008 and 2007, interest expense included $548,000 and $507,000, respectively, paid in the form of additional 2006 Notes.

Interest Income: Interest income decreased 20% to $306,000 for the quarter ended June 30, 2008 from $385,000 for the same period in 2007. This decrease is primarily attributable to a decrease in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate decreased from 5.3% for the quarter ended June 30, 2007 to 2.5% for the quarter ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue: We generated revenue of $1.4 million and $3.8 million during the six months ended June 30, 2008 and 2007, respectively. This includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees and royalties earned, and in 2007, $3.0 million earned for the achievement of milestones, including $2.0 million related to the transfer of manufacturing technologies to GlaxoSmithKline Biologicals SA (“GSK”). In the six months ended June 30, 2008 and 2007, we recorded $717,000 and $221,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 4% to $11.6 million for the six months ended June 30, 2008 from $12.0 million for the six months ended June 30, 2007. The decrease included declines of $1.2 million in our clinical trial-related expenses, $276,000 in non-cash share-based compensation expense, and $226,000 for depreciation and amortization, partially offset by a $1.2 million increase in other expenses primarily relating to our efforts in Russia and other territories, which includes the fair market value of shares issued to non-employees for services rendered.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 26% to $11.0 million for the six months ended June 30, 2008 from $8.7 million for the six months ended June 30, 2007. This increase is largely related to an increase in non-cash share-based compensation expense of $746,000, and an increase in expenses related to our efforts in Russia and other territories, which includes the fair market value of shares issued to non-employees for services rendered.

Interest Expense: Interest expense increased 4% to $2.6 million for the six months ended June 30, 2008 from $2.5 million for the six months ended June 30, 2007. Interest on our 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the six months ended June 30, 2008 and 2007, interest expense included $1.1 million and $1.0 million, respectively, paid in the form of additional 2006 Notes.

Interest Income: Interest income decreased 24% to $657,000 for the six months ended June 30, 2008 from $859,000 for the same period in 2007. This decrease is primarily attributable to a decrease in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate decreased from 5.3% for the six months ended June 30, 2007 to 3.2% for the six months ended June 30, 2008.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the first six months of 2008, these research and development programs consisted largely of Oncophage, AG-707, Aroplatin, and QS-21, as indicated in the following table (in thousands).

Research and Development Program	Product	Six Months Ended June 30, 2008	Year Ended December 31,			Prior to 2005	Total
			2007	2006	2005
Heat Shock Proteins for Cancer	Oncophage & AG-858	$9,378	$13,970	$19,985	$37,836	$166,635	$247,804
Heat Shock Proteins for Infectious Diseases	AG-702/707	872	2,005	1,939	3,001	9,126	16,943
Liposomal Cancer Treatments*	Aroplatin	632	3,005	2,475	3,214	5,878	15,204
Vaccine Adjuvant**	QS-21	362	2,064	2,492	325	4,619	9,862
Other Research and Development Programs		326	745	1,752	2,704	11,922	17,449

Total Research and Development Expenses		$11,570	$21,789	$28,643	$47,080	$198,180	$307,262

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product, Oncophage, and our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring our product, Oncophage, and our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our product, Oncophage, is subject to further evaluation and uncertainty, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to market, and, therefore, when, if ever, material cash inflows are likely to commence. Our collaborations involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, our, or our collaborative partners or licensees, successfully supplying QS-21 to meet demand, and our collaborative partners or licensees obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

Product Development Portfolio

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. We are in on-going discussions with the FDA regarding export clearance, in order to export product from the United States for patient administration in Russia. Furthermore, we are establishing a process to support timely and compliant export of patient tumor material from Russia and subsequent import of Oncophage into Russia. In addition, we are exploring the steps necessary to seek approval of Oncophage in other ex-U.S. markets. This exploration process includes, but is not limited to, formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals, and/or named patient programs.

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

PRODUCT PIPELINE		Phase 1	Phase 2	Phase 3
Oncophage	Renal cell carcinoma			•

	Metastatic melanoma			•

	Glioma (a)(c)(d)		•

	Colorectal cancer		•

	Non-Hodgkin’s lymphoma (“NHL”)		•

	Gastric cancer (a)		•

	Metastatic renal cell carcinoma (b)		•

	Lung cancer		•

	Metastatic melanoma (a)		•

	Pancreatic cancer	•

Aroplatin	Colorectal cancer		•

	Solid malignancies/NHL (c)	•

	Solid malignancies	•

AG-707	Genital herpes (c)	•

(a)	Phase 1/2 trials.
(b)	Includes two separate Phase 1/2 and Phase 2 trials.
(c)	Trial is ongoing.
(d)	Investigator-sponsored trial.

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

Our Phase 1/2 clinical trial in recurrent, high-grade glioma is currently our lead ongoing clinical trial. This study is being lead by the Brain Tumor Research Center at the University of California, San Francisco, with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. Phase 1 results, presented at the International Conference on Molecular Targets and Cancer Therapeutics, showed that 11 out of 12 patients exceeded the historical median benchmark of 6.5 months survival from time of recurrence. The study also showed that all 12 treated patients demonstrated a significant immune response after vaccination with Oncophage (P < 0.001) and that patients with minimal residual disease at time of first vaccination (n = 7) were more likely to survive beyond nine months compared with patients with significant residual disease. The study has progressed to the Phase 2 portion, which is designed to enroll 30 patients.

We believe that the collective results from our clinical trials thus far show that Oncophage has a favorable safety profile. We also believe that available results from clinical trials suggest that treatment with Oncophage can generate immunological and anti-tumor responses.

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, and disclosed that the trial did not meet its primary endpoint. We also announced the termination of part II of the trial.

The Eastern Cooperative Oncology Group is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, and puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate-risk, or better-prognosis population, where significant improvement in favor of the Oncophage arm is demonstrated.

We have opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of Oncophage, will follow patients for an additional three years from closure of the initial trial, providing more than five years of data collection following the enrollment of the last patient in the trial. In addition to the patient registry, we intend to initiate a small study in non-metastatic renal cell carcinoma that measures immunological data in the intermediate-risk patient population. The results of this continued data collection and our ongoing analysis are uncertain, and may negatively affect or not affect the acceptability of the overall results of the trial and, even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar ex-U.S. applications for product approval.

Guidance received from past interaction with the FDA indicates that further clinical studies must be conducted to demonstrate to them the efficacy and safety of Oncophage. At the appropriate time, we intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct further clinical investigations to support the efficacy of Oncophage in renal cell carcinoma. Because evidence of clinically significant improvement has been observed in a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population of the Phase 3 study of Oncophage in renal cell carcinoma, this trial is likely not sufficient to support a BLA for product approval, based on existing standards. Furthermore, this trial may not be sufficient to support approval outside of the United States in countries other than Russia.

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

QS-21 has been tested in approximately 175 clinical trials involving, in the aggregate, over 9,000 subjects in a variety of cancer indications, infectious diseases, and other disorders. These studies have been carried out by academic institutions predominantly located in the United States and by pharmaceutical companies at more than 20 international sites. A number of these studies have shown QS-21 to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. None of the QS-21 trials completed to date have been pivotal.

A number of pharmaceutical and biotechnology companies have licensed QS-21 for use in vaccines to treat a variety of human diseases. Companies with QS-21 programs include GSK and Elan Corporation, plc, through its affiliate Elan Pharmaceuticals International Limited (“Elan”). In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. There are approximately 15 vaccines currently in clinical development that contain QS-21.

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

AG-707

The first potential off-the-shelf application of our heat shock protein technology, AG-707, is an investigational therapeutic vaccine product candidate directed at the virus that causes genital herpes (herpes simplex virus-2, or HSV-2). AG-707 is a multivalent vaccine containing multiple synthetic HSV-2 peptides. Based on the results of completed toxicology studies and other preclinical activities, we submitted to the FDA an investigational new drug application for AG-707 during the second quarter of 2005. In October 2005, we initiated a multicenter Phase 1 clinical trial of AG-707 in genital herpes. Analysis of immune responses from this study is ongoing and results are expected around year-end.

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

In January 2003, we also initiated at the John Wayne Cancer Center, in Santa Monica, California, a Phase 1/2 trial of Aroplatin for a variety of advanced solid malignancies amenable to platinum therapy. The final study data demonstrated that out of the 15 evaluable patients, 14 were reported with disease progression at the first evaluation for disease status after the first treatment with Aroplatin, and one patient demonstrated stabilization of disease with subsequent disease progression after two months. The median time to progression was 66 days with a minimum of 49 days and a maximum of 105 days. This study is complete, and the data have undergone final review and analysis.

In October 2005, we initiated a Phase 1, dose-escalation trial of Aroplatin in advanced solid malignancies and B cell lymphoma. In collaboration with the trial investigators, Antigenics has determined that the maximum tolerated dose of Aroplatin has been reached in this study. Based on this result, the trial has been closed and a study report is under preparation. Antigenics plans to review the results from this trial with its medical advisors and discuss future development options. In addition, we continue to pursue licensing and/or co-development arrangements to advance the product.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $521.7 million as of June 30, 2008. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through June 30, 2008, we have raised aggregate net proceeds of $475.9 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. As of June 30, 2008, we had debt outstanding of $78.6 million, including $28.5 million of our 2006 Notes maturing August 30, 2011 and $50.0 million of 5.25% convertible senior notes maturing February 20, 2025, but subject to redemption at the option of the holders or us beginning February 1, 2012.

Based on our current plans and activities, we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $35 million range for the year ending December 31, 2008. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

We believe, based on our current plans and activities, that our working capital resources at June 30, 2008 and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into the second half of 2009. However, we plan to attempt to raise additional funds prior to that time. In order to fund our operations through 2009 and beyond, we will need to raise additional funds and may attempt to do so by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license and/or supply agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and potentially our product candidates, and will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, efforts to commercialize Oncophage in Russia and other jurisdictions we are currently exploring, as well as supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.9 million over the term of the studies. Through June 30, 2008, we have expensed $45.8 million as research and development expenses and $45.3 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid through June 30, 2008. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product, Oncophage, and our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at June 30, 2008 were $49.0 million, an increase of $30.4 million from December 31, 2007.

On January 9, 2008, we entered into a private placement agreement (the “January 9, 2008 private placement”) pursuant to which we sold 8,708,717 shares of common stock for $3.00 per share. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, contingent upon a triggering event as defined in the January 9, 2008 private placement documents, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants became exercisable for a period of 9  1/2 years as of July 9, 2008. The April 8, 2008 private placement (see below) qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008.

In February 2008, we filed a registration statement covering the sale of the 8,708,717 shares of common stock issued and the 8,708,717 shares issuable upon the exercise of the 10-year warrants issued in the January 9, 2008 private placement, and the SEC declared the registration statement effective. Shares issuable under the unit warrants have not been registered as of this time.

On April 8, 2008, we entered into a private placement agreement under which we sold (i) 7,000,000 shares of common stock and (ii) five-year warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold. The warrants become exercisable for a period of 4  1/2 years beginning on October 10, 2008. We filed a registration statement on April 18, 2008 covering the sale of the 7,000,000 shares of common stock issued and the 7,000,000 shares issuable upon the exercise of the related warrants, and the SEC declared the registration statement effective. We raised net proceeds in the April 8, 2008 private placement of $19.7 million, after deducting offering costs of $1.3 million.

As part of the private placement agreements, we agreed to register the shares of common stock issued in the equity sales, and the shares of common stock underlying the warrants issued to the investors, with the SEC within contractually specified time periods. As noted above, we filed registration statements covering all required shares. We have also agreed to use our best efforts to keep the registration statements continuously effective. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placements, we are subject to liquidated damages of up to a maximum of 10% of the aggregate purchase price paid by the investors, or $4.7 million.

In April 2008, we issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. Proceeds from the offering will be used for general corporate purposes. This offering was made under an effective shelf registration statement.

During the six months ended June 30, 2008, we used cash primarily to finance our operations. Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $15.8 million and $15.7 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates and market acceptance of our product, Oncophage, and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash used in investing activities for the six months ended June 30, 2008 was $5.8 million as compared to net cash provided by investing activities of $14.8 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we had net purchases of short-term securities of $5.8 million compared with net maturities of short-term securities of $13.3 million during the six months ended June 30, 2007.

Net cash provided by financing activities was $46.2 million for the six months ended June 30, 2008 as compared to net cash used in financing activities of $415,000 for the six months ended June 30, 2007. During the six months ended June 30, 2008, we raised net proceeds from private placements of $45.7 million. During the six months ended June 30, 2008 and 2007, proceeds from our employee stock purchase plan totaled $121,000 and $30,000, respectively. In addition, during the six months ended June 30, 2008, we received proceeds of $804,000 from “at the market” offerings and $45,000 from the exercise of stock options. No stock options were exercised during the six months ended June 30, 2007. Dividends paid on our series A convertible preferred stock totaled $395,000 during both periods. In addition, during the six months ended June 30, 2007, we paid $50,000 of debt issuance costs related to the issuance of the 2006 Notes.

Effective July 19, 2002, we sublet part of our Framingham facility to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham facility to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive base rental payments of $575,000 during the remainder of 2008, $1.2 million in 2009, and $863,000 in 2010. The collection of this income, however, is subject to uncertainty.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1, and we have not yet determined the impact of the standard on our financial position or results of operations.

In June 2008, the FASB ratified the consensus in Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. We are currently evaluating the effect of EITF Issue No. 07-5, and we have not yet determined the impact of the standard on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. There has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2007. However, commercialization of Oncophage in Russia and possible commercialization of Oncophage in other locations outside of the United States could result in increased foreign currency exposure.

We had cash, cash equivalents, and short-term investments at June 30, 2008 of $49.0 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at June 30, 2008; however, we are subject to investment risk.

We invest our cash, cash equivalents, and short-term investments in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain liquidity to meet operating needs, and maximize yields. We review our Investment Policy annually and amend it as deemed necessary. Currently, the Investment Policy prohibits investing in any structured investment vehicles and asset-backed commercial paper. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not invest in derivative financial instruments. Accordingly, we do not believe that there is currently any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at June 30, 2008.

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

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations or we may become insolvent.

From our inception through June 30, 2008, we have generated net losses totaling $521.7 million. Our net losses for the six months ended June 30, 2008 and for the year ended December 31, 2007 were $23.0 million and $36.8 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as if and when we will be able to enter into new strategic licensing and partnering relationships and/or successfully commercialize Oncophage and our various product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On June 30, 2008, we had $49.0 million in cash, cash equivalents, and short-term investments. We believe, based on our current plans and activities, that our working capital resources at June 30, 2008 and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into the second half of 2009. However, we plan to attempt to raise additional funds prior to that time. For the six months ended June 30, 2008, our average monthly cash used in operating activities was $2.6 million. Capital expenditures for the six months ended June 30, 2008 were insignificant, and we do not anticipate significant capital expenditures during the remainder of 2008.

As part of certain private placement agreements, we are required to maintain effective registration statements. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placement agreements, we are subject to liquidated damages penalties of up to a maximum of 10% of the aggregate purchase price paid by the investors, or $4.7 million.

Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing, however, may not be available on favorable terms or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development and commercialization programs and some or all of our clinical trials, including the development and commercialization programs and clinical trials supporting Oncophage. We also may be forced to license technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies. We may also be unable to continue our operations, or we may become insolvent.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of June 30, 2008, our total long-term debt, excluding the current portion, was $78.5 million. Our 5.25% convertible senior notes due February 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015, and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

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

Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell, out-license, or otherwise dispose of assets; and/or

•	reduce or delay planned expenditures on research and development and/or commercialization activities.

Such measures might not be sufficient to enable us to make principal and interest payments. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms.

To date, we have had negative cash flows from operations. For the six months ended June 30, 2008 and for the year ended December 31, 2007, net cash used in operating activities was $15.8 million and $26.7 million, respectively. Excluding our 2006 Notes, which mature in 2011 and for which we may elect to pay the interest in cash or additional notes, at our option, and for which the outstanding balance at maturity may be paid in cash or in common stock, subject to certain limitations, and assuming no additional interest-bearing debt is incurred and none of our notes are converted, redeemed, repurchased, or exchanged, our interest payments will be $1.3 million during the remainder of 2008 and $2.6 million annually during 2009 and thereafter until maturity.

Several factors could delay or prevent the successful commercial launch of Oncophage in Russia. In addition, we do not expect to generate significant revenue from sales of Oncophage in Russia for several months, if ever.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence. This registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. We are in on-going discussions with the FDA regarding export clearance, in order to export product from the United States for patient administration in Russia. In addition, we must also obtain similar licenses from the Russian authorities, as well as complete a number of post-approval activities.

Should FDA clearance be obtained, there will be added time between obtaining the export license and treating the first patient in Russia. Since Oncophage can only be manufactured from a patient’s own tumor, patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. In addition, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. If we do not receive a biologics export license from the FDA, it is possible that the only remedy will be for us to manufacture product outside the United States, and this would require additional time and resources. This could substantially delay our timelines for product launch and, if we are unable to secure adequate financing to support this effort, we may not be able to make Oncophage available. If we are unable to secure import and export permissions in Russia, establish successful local distribution arrangements, and/or implement our own logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

Even with a successful commercial launch, the amount of revenue generated from the sale of Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessment of the benefits and cost-effectiveness of Oncophage. We will rely heavily on private-pay for the foreseeable future and the ability and willingness of patients to pay is unclear. Many patients will not be capable of paying for Oncophage by themselves. In addition, cost containment measures by third parties may prevent us from becoming profitable. Because we have limited resources and minimal sales and marketing experience, commercial launch of Oncophage may be slow. Furthermore, we may experience significant delays in the receipt of payment for Oncophage.

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

Oncophage is currently only approved for marketing in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence. While we are exploring potential opportunities to seek product approval in other jurisdictions, including Europe and Canada, the probability and timing of the submission and/or approval in any jurisdiction or indication for this product is uncertain. We may not be able to obtain approval to market Oncophage in territories outside of Russia. The FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients that were not pre-specified in these studies. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval of Oncophage in the United States, and may not support registration or approval in other territories outside of Russia. While the data provide important evidence that is useful in designing and conducting future clinical trials, additional evidence may be required to recruit physicians for future clinical research. Any additional studies may take years to complete and may fail to support BLA filings for many reasons, including failure of the trials to demonstrate that Oncophage is safe and effective in the studies’ indications, failure to conduct the studies in compliance with the clinical trial protocols, or the clinical and/or regulatory environment at the time. We may face similar hurdles in other territories where we seek marketing approval. In addition, Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. The FDA and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts.

Risks associated with doing business internationally could negatively affect our business.

With the registration of Oncophage in Russia, we have begun to focus our efforts on the commercial launch of this product. However, various risks associated with foreign operations may impact our success. Possible risks include fluctuations in the value of foreign currencies, disruptions in the import, export, and transportation of patient tumors and our product, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our collaborators, and unexpected regulatory, economic, or political changes in foreign markets.

Our financial position, results of operations, and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily for the euro and the ruble. Movement in foreign currency exchange rates could cause revenue or clinical trial costs to vary significantly in the future and may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

Sales of therapeutic and other pharmaceutical products are dependent in part on the availability and levels of reimbursement from third-party payers, such as government or private insurance plans. Our profitability will depend on the extent to which government authorities, private health insurance providers, and other organizations provide reimbursement for the cost of Oncophage or our product candidates. We may not be able to sell Oncophage successfully or profitably if reimbursement is unavailable or limited in scope or amount. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, through class action litigation and otherwise, and increasingly attempt to limit and/or regulate the reimbursement for medical products. Many patients will not be capable of paying for Oncophage or our product candidates by themselves. Cost containment measures by third parties may prevent us from becoming profitable. In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to price controls by various mechanisms.

It is not clear that public and private insurance programs will determine that Oncophage or our product candidates come within a category of items and services covered by their insurance plans. Generally, in Russia, Europe, and other countries outside the United States, government-sponsored health care systems pay a substantial share of health care costs, and they may regulate reimbursement levels of our products to control costs. Changes in Russian leadership could impact the regulatory environment there. In addition, the reimbursement system in Russia is changing rapidly and has experienced serious funding and administrative problems in its national and regional reimbursement programs. For example, the program known by the Russian acronym of DLO, which was established in

January 2005 to provide free-of-charge prescriptions to certain Russians, has substantially delayed payments and covered fewer drugs recently. In addition, the Russian government is attempting to reduce coverage for drugs produced outside of Russia, as they tend to cost more than drugs produced in Russia. Furthermore, it is possible that reimbursement for cancer drugs and other therapeutic areas will be covered by a newly created system, which may result in uncertainties regarding levels of reimbursement. Drug reimbursement in Russia could continue to undergo change. There can be no assurance regarding the scope or availability of reimbursement in Russia for Oncophage.

It is possible that there will be substantial delays in obtaining coverage of Oncophage or our product candidates and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where government or insurance coverage is available, there may be prohibitive levels of patient coinsurance, making Oncophage unaffordable, or limits on the payment amount, which could have a material adverse effect on sales of Oncophage or any of our product candidates that receive marketing approval. If we are unable to obtain or retain adequate levels of reimbursement from government or private health plans, our ability to sell Oncophage and our potential products will be adversely affected. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement for Oncophage or any of our potential products, if any of them are approved for sale, will have on sales.

Our commercial operations experience and resources are limited and need to be developed or acquired. In Russia (and potentially other territories if and when we obtain approval in such territories), we will depend on third parties to successfully perform certain sales, marketing, and distribution functions on our behalf, and we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

As we have limited experience with commercial operations, it may be difficult to accurately estimate our costs. We currently do not have employees, manufacturing, or business operation facilities outside of the United States. As we prepare for the commercial launch of Oncophage in Russia, we currently rely, and likely will continue to rely, significantly on consultants, partners, and other third parties to conduct our sales, marketing, and distribution operations. If these third parties are unable to fulfil their obligations, our commercial launch of Oncophage could be delayed or prevented. If in the future we elect to perform sales, marketing, and distribution functions for these types of products ourselves, we will face a number of additional risks, including the need to recruit experienced marketing and sales personnel, or incur significant expenditures. In addition, we may need to compete with other companies that have more experienced and better-funded operations. Where we have licensed our products to third-party collaborators or licensees, we will be dependent on their commercial operations, sales and marketing expertise and resources, and any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

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

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer and infectious diseases. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques, such as Dendreon, Oxford BioMedica and its partner Sanofi-Aventis, Nventa (formerly Stressgen), Favrille, Accentia, Genitope, and Cell Genesys. Additionally, Liponova has completed a Phase 3 trial for its Reniale cancer vaccine in Germany for non-metastatic renal cell carcinoma and is expected to start a Phase 3 trial in the United States in 2008. Patents have been issued in both the United States and Europe related to Nventa’s heat shock protein technology.

There is no guarantee that we will be able to compete with potential future products being developed by our competitors. More specifically, Oncophage may compete with therapies currently in development for non-metastatic renal cell carcinoma, such as LipoNova’s Reniale and Wilex AG’s Rencarex (WX-G250), which are in Phase 3 clinical trials. Additionally, sorafenib and sunitinib, which are approved for advanced renal cell carcinoma, are being studied in non-metastatic renal cell carcinoma, and other products that have been developed for metastatic renal cell carcinoma, such as temsirolimus and bevacizumab, may also be developed for non-metastatic renal cell carcinoma. As Oncophage is potentially developed in other indications, it will face additional competition in those indications. Our product candidate, Aroplatin, may compete with existing approved chemotherapies or other chemotherapies that are in development by various companies, including GPC Biotech and Poniard Pharmaceuticals. In addition, for Oncophage and all of our product candidates, prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

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

We currently manufacture Oncophage in our Lexington, Massachusetts facility. We intend to use this facility to manufacture Oncophage for the Russian market, as well as for ongoing and future clinical trials. While we believe we will be able to cover both our commercial and clinical Oncophage demands in the near term, there is no guarantee that we will be able to meet any unanticipated increase in demand, and a failure to do so could adversely affect our business. An unanticipated increase in the demand for the commercial supply of Oncophage could result in our inability to meet commercial demand or to manufacture sufficient Oncophage product to support our clinical trials, and this could cause a delay or failure in our Oncophage programs.

Manufacturing of Oncophage is complex, and various factors could cause delays or an inability to supply vaccine. Oncophage is a patient-specific biologic and requires product characterization steps that are more onerous than those required for most chemical pharmaceuticals. Accordingly, we employ multiple steps to attempt to control the manufacturing processes. Minor deviations in these manufacturing processes could result in unacceptable changes in the vaccine and result in production failures.

Currently, we can also manufacture the AG-707 clinical product in our own manufacturing facility. This manufacturing facility has certain support areas that it shares with the Oncophage manufacturing areas. As we seek to expand the market opportunities for Oncophage, including possibly filing for approvals in other territories, the applicable regulatory bodies may require us to make our Oncophage manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture AG-707 in our current facility. AG-707 is a complex product requiring Good Manufacturing Practices, or GMP, for the manufacture and release of a recombinant protein and a large number of peptides. In order to prepare additional AG-707 to support future clinical trials, we will have to manufacture or have manufactured these critical raw materials in a GMP compliant facility.

Currently, we do not manufacture QS-21 or Aroplatin in our own manufacturing facility. If we choose to manufacture QS-21 or Aroplatin in our own manufacturing facility, the investment of substantial funds and the recruitment of qualified personnel would be required in order to build and/or lease and operate new manufacturing facilities. In order to continue to support QS-21 product candidates and Aroplatin development, apply for regulatory approvals, and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There is no assurance that we or our licensees or collaborators will be successful in these endeavors. If we fail to comply with our obligations in our supply agreements with third parties, we could lose revenue streams that are important to our business.

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

Oncophage is a novel patient-specific therapeutic cancer vaccine and, as such, there are many challenges due to a lack of precedents. The FDA and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and unforeseen additional development costs, either of which could delay or prevent our commercialization efforts in those markets.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is also a long, expensive, and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. As of June 30, 2008, we have spent approximately 14 years and $247.8 million on our research and development program in heat shock proteins for cancer.

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

We may not complete our planned preclinical studies or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in further delays or failure to commercialize our product candidates. The timing and success of a clinical trial is dependent on enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile, among other considerations. Because we rely on third-party clinical investigators and contract research organizations to conduct our clinical trials, we may encounter delays outside our control, particularly if our relationships with any third-party clinical investigators or contract research organizations are adversarial. The timing and success of our clinical trials, in particular, are also dependent on clinical sites and regulatory authorities accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. If we are unable to satisfy clinical sites or regulatory authorities with respect to such matters, including the specific matters noted above, or our clinical trials yield inconclusive or negative results, we will be required to modify or expand the scope of our clinical studies or conduct additional studies to support marketing approvals, or modify our development pipeline. In addition, regulatory authorities may request additional information or data that is not readily available. Delays in our ability to respond to such requests would delay, and failure to adequately address concerns would prevent, our commercialization efforts.

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

Furthermore, regulatory authorities, including the FDA and the European Medicines Agency, may have varying interpretations of our preclinical study and clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Any delays or difficulties in obtaining regulatory approvals or clearances for our product candidates may:

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

Because we rely on collaborators and licensees for the development and commercialization of some of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.

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

These development activities may fail to produce marketable products due to unsuccessful results or abandonment of these programs, failure to enter into future collaborations or license agreements, or the inability to manufacture product supply requirements for our collaborators and licensees. For example, in August 2006, Pharmexa A/S announced a decision to cease dosing patients in their Phase 2 clinical trial of their HER-2 Protein AutoVac™ breast cancer vaccine containing our QS-21 adjuvant, after it was determined that the trial was unlikely to meet its primary endpoint. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of collaborative agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing product candidates or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with our collaborators. Such disputes could result in the incurrence of significant expense. As a result of these factors, our strategic collaborations may not yield revenue. Furthermore, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities and could limit financial resources available for investment in manufacturing capacity expansion.

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

We have successfully manufactured product for 100%, 10 of 10, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 21 of 22, of the patients randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our clinical trials to date, we have been able to manufacture Oncophage from 87% of the tumors delivered to our manufacturing facility in Lexington, Massachusetts; for non-metastatic renal cell carcinoma, 92%; for melanoma, 70%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; for glioma, 78%; and for pancreatic cancer, 46%. The relatively low rate of manufactured product for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases, which are enzymes that break down proteins, are believed to degrade the heat shock proteins during the purification process.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 76 issued United States patents and 104 foreign patents. We also have exclusive rights to 19 pending United States patent applications and 92 pending foreign patent applications. However, we currently do not have patent rights in Russia covering Oncophage and we may not have rights to Oncophage patents in other territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

We are a party to various license agreements under which we receive the right to practice and use important third-party patent rights and we may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

We manufacture Oncophage from a patient’s cancer cells, and a medical professional must inject Oncophage into the same patient from which it was manufactured. A patient may sue us if a hospital, a shipping company, or we fail to deliver the removed cancer tissue or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases and that shipments of tumor and/or Oncophage may be lost, delayed, or damaged. Additionally, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. Currently, we do not have insurance that covers loss of or damage to Oncophage or tumor material, and we do not know whether insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for use of our product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence coverage. This limited insurance coverage may be insufficient to fully cover us for future claims.

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

Antigenics Holdings LLC is a holding company that owns shares of our common stock, and as of June 30, 2008, Antigenics Holdings LLC controlled approximately 17% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings LLC can substantially influence all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

Our Chief Executive Officer directly and indirectly owns approximately 47% of Antigenics Holdings LLC. In addition, several of our directors and officers directly and indirectly own approximately 4% of our outstanding common stock.

The unaffiliated holders of certain convertible securities have the right to convert such securities into a substantial percentage of our outstanding common stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on June 30, 2008, he would have held approximately 11% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings LLC control approximately 25% of our outstanding common stock as of June 30, 2008, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 28%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with Antigenics Holdings LLC. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we issued $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. On June 30, 2008, one holder of the 2006 Notes had holdings which, if totally converted into shares of our common stock, would result in this holder owning 6,513,498 shares. If such holder had exercised such conversion right on June 30, 2008, such holder would have owned approximately 9% of our outstanding common stock.

On September 10, 2007, we issued 10,000 shares of our series B1 convertible preferred stock and 5,250 shares of our series B2 convertible preferred stock to a single institutional investor. In April 2008, all of the series B1 convertible preferred stock was converted into 1,585,197 shares of our common stock via a cashless conversion. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested, pursuant to the agreement with the investor, at a purchase price equal to the lesser of $4.16 per common share or a price calculated based on the then-prevailing price of our common stock, and expire seven years from the date of issuance. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock.

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

Between our initial public offering on February 4, 2000 and June 30, 2008, and for the twelve months ended June 30, 2008, the closing price of our common stock has fluctuated between $1.54 and $52.63 per share and $1.74 and $3.09 per share, respectively, with an average daily trading volume for the twelve months ended June 30, 2008 of approximately 301,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2008, we had approximately 65,740,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of 12,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 450,000 shares of common stock under our employee stock purchase plan, to permit the sale of 250,000 shares of common stock under our Directors’ Deferred Compensation

Plan, to permit the sale of 17,417,434 shares of common stock pursuant to the private placement agreement dated January 9, 2008, and to permit the sale of 14,000,000 shares of common stock pursuant to the private placement agreement dated April 8, 2008. As of June 30, 2008, an aggregate of 26,776,526 shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2008, options to purchase 6,661,175 shares of our common stock with a weighted average exercise price per share of $5.68 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of June 30, 2008, we have 1,059,009 nonvested shares outstanding.

Because we are a relatively small public company, we believe we have been disproportionately negatively impacted by the Sarbanes-Oxley Act of 2002 and related regulations, which have increased our costs and required additional management resources.

The Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and the NASDAQ have resulted in, and we expect will continue to result in, significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations regarding the required assessment of our internal control over financial reporting, and our independent registered public accounting firm’s audit of internal control over financial reporting, have required commitments of significant financial resources and management time. We expect these commitments to continue. Additionally, these laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly independent directors, or qualified executive officers.

Our internal control over financial reporting (as defined in Rules 13a-15 of the Securities Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded in our Annual Report on Form 10-K for the year ended December 31, 2007 that there were no material weaknesses in our internal control over financial reporting as of December 31, 2007, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 4, 2008, Antigenics’ stockholders voted as follows:

To elect the following nominees to the Board of Directors:

Nominee	Total Vote “FOR”	Total Vote “WITHHELD”
Garo H. Armen, Ph.D.	42,814,599	862,495
Tom Dechaene	42,819,217	857,877
John N. Hatsopoulos	42,810,157	866,937

All received a plurality of the votes cast by stockholders entitled to vote thereon and, therefore, Dr. Armen, Mr. Dechaene, and Mr. Hatsopoulos were elected to the Board of Directors for terms of three years. In addition, the terms in office of Mr. Brian Corvese, Ms. Margaret Eisen, Mr. Wadih Jordan, Dr. Hyam I. Levitsky, Mr. Peter Thornton, and Mr. Timothy R. Wright continued after the meeting.

To amend our 1999 Equity Incentive Plan (as amended) to increase the number of shares authorized for issuance:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”	Broker Non-Votes
23,789,227	3,800,956	454,490	15,632,421

To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote “ABSTAIN”	Broker Non-Votes
43,182,986	454,028	40,139	—

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/S/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

4.1	Form of Warrant under the Securities Purchase Agreement dated April 8, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) dated April 10, 2008 and incorporated herein by reference.

10.1	Amendment No. 8 to Exclusive License Agreement, dated April 4, 2008, among Aronex Pharmaceuticals, Inc. (formerly Argus Pharmaceuticals Inc.), The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center. Filed herewith.

10.2	Third Amendment to Lease dated April 23, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Antigenics Inc. Filed herewith.

10.3	Amendment to Exhibit A-5, dated June 5, 2008, to the Master Services Agreement, dated May 24, 2007, between Antigenics Inc. and Raifarm Limited. Filed herewith.

10.4	1999 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 6, 2008 and incorporated herein by reference.

10.5	Securities Purchase Agreement dated as of April 8, 2008 by and among Antigenics Inc., a Delaware corporation, and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) dated April 10, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.