Form 10-Q
period 2008-09-30
ANTIGENICS INC /DE/
filed 2008-11-05
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2008: 66,270,710 shares.

Antigenics Inc.

Quarterly Period Ended September 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$30,919,024	$14,479,322
Short-term investments	9,954,942	4,199,996
Accounts receivable	—	318,707
Inventories	226,376	510,872
Prepaid expenses	869,980	837,075
Other current assets	378,786	436,012

Total current assets	42,349,108	20,781,984
Plant and equipment, net	12,260,218	14,604,243
Goodwill	2,572,203	2,572,203
Core and developed technology, net	2,703,601	3,534,048
Debt issuance costs, net	1,151,026	1,380,963
Other long-term assets	1,467,063	1,663,401

Total assets	$62,503,219	$44,536,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	1,230,467	1,413,255
Accounts payable	698,758	674,473
Accrued liabilities	6,673,812	5,783,740
Other current liabilities	330,201	365,037

Total current liabilities	9,079,299	8,382,566
Convertible senior notes	78,496,554	77,400,533
Deferred revenue	2,168,251	3,038,280
Other long-term liabilities	2,647,757	2,775,766
Commitments and contingencies (Note F)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2008 and December 31, 2007; liquidation value of $31,817,625 at September 30, 2008	316	316
Series B1 convertible preferred stock; 0 and 10,000 shares designated, issued, and outstanding at September 30, 2008 and December 31, 2007, respectively	—	100
Series B2 convertible preferred stock; 5,250 shares designated, issued, and outstanding at September 30, 2008 and December 31, 2007	53	53
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 66,377,662 and 47,557,007 shares issued at September 30, 2008 and December 31, 2007, respectively	663,777	475,570
Additional paid-in capital	502,312,483	451,114,779
Treasury stock, at cost; 143,031 and 5,953 shares of common stock at September 30, 2008 and December 31, 2007, respectively	(269,849)	(12,168)
Accumulated deficit	(532,595,422)	(498,638,953)

Total stockholders’ deficit	(29,888,642)	(47,060,303)

Total liabilities and stockholders’ deficit	$62,503,219	$44,536,842

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$684,566	$862,631	$2,129,503	$4,659,020
Operating expenses:
Research and development	(5,395,804)	(6,132,653)	(16,965,309)	(18,145,535)
General and administrative	(5,132,204)	(4,579,887)	(16,141,706)	(13,311,193)

Operating loss	(9,843,442)	(9,849,909)	(30,977,512)	(26,797,708)
Other income (expense):
Non-operating income	—	—	2,310	—
Interest expense	(1,302,091)	(1,261,773)	(3,851,922)	(3,722,254)
Interest income	213,776	325,386	870,655	1,184,745

Net loss	(10,931,757)	(10,786,296)	(33,956,469)	(29,335,217)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(592,875)	(592,875)

Net loss attributable to common stockholders	$(11,129,382)	$(10,983,921)	$(34,549,344)	$(29,928,092)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.17)	$(0.24)	$(0.56)	$(0.65)

Weighted average number of common shares outstanding, basic and diluted	66,208,764	46,429,973	62,194,760	46,126,316

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(33,956,469)	$(29,335,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,578,034	4,094,730
Share-based compensation	4,813,468	3,248,677
Noncash interest expense	1,096,021	1,013,334
Loss on disposal of plant and equipment	14,227	—
Changes in operating assets and liabilities:
Accounts receivable	318,707	(141,101)
Inventories	284,496	(34,257)
Prepaid expenses	(32,905)	93,933
Accounts payable	17,836	(112,740)
Deferred revenue	(1,052,817)	1,477,044
Accrued liabilities and other current liabilities	1,295,818	(858,742)
Other operating assets and liabilities	(76,449)	55,283

Net cash used in operating activities	(23,700,033)	(20,499,056)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	14,162,968	22,750,000
Purchases of available-for-sale securities	(19,917,910)	(10,101,737)
Investment in AGTC	—	(165,000)
Proceeds from the sale of limited partner interest in AGTC	—	1,665,000
Purchases of plant and equipment	(133,437)	(8,174)

Net cash (used in) provided by investing activities	(5,888,379)	14,140,089

Cash flows from financing activities:
Net proceeds from sale of equity	46,545,177	4,318,700
Proceeds from exercise of stock options	46,562	—
Proceeds from employee stock purchases	286,931	77,998
Treasury stock received to satisfy minimum tax withholding requirements	(257,681)	—
Payment of series A convertible preferred stock dividend	(592,875)	(592,875)
Debt issuance costs	—	(50,000)

Net cash provided by financing activities	46,028,114	3,753,823

Net increase (decrease) in cash and cash equivalents	16,439,702	(2,605,144)
Cash and cash equivalents, beginning of period	14,479,322	24,218,683

Cash and cash equivalents, end of period	$30,919,024	$21,613,539

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note A — Business and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to as “Antigenics”, the “Company”, “we”, “us”, and “our”) is a biotechnology company developing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product, Oncophage® (vitespen), is a patient-specific therapeutic cancer vaccine registered for use in Russia in the treatment of kidney cancer patients at intermediate risk for disease recurrence. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, a type of brain cancer. Our product candidate portfolio includes (1) QS-21 Stimulon® adjuvant, or QS-21, which is used in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including hepatitis, human immunodeficiency virus, influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis, (2) AG-707, a therapeutic vaccine program in a Phase 1 clinical trial for the treatment of genital herpes, and (3) Aroplatin™, a liposomal chemotherapeutic in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas. Our related business activities include research and development, regulatory and clinical affairs, clinical manufacturing, business development, marketing, and administrative functions that support these activities.

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

We have incurred significant losses since our inception. As of September 30, 2008, we had an accumulated deficit of $532.6 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at September 30, 2008, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2009. We expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage and/or one or more partnering arrangements for Oncophage, successful commercialization of QS-21 by our licensees, and potentially successful commercialization of other product candidates, and will require additional capital.

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to conform to the current period’s presentation. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note B — Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding convertible instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we have reported a net loss attributable to common stockholders for all periods, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, shares underlying the 33,126,151 warrants outstanding or issuable, the 7,943,047 outstanding stock options, the 31,620 outstanding shares of series A convertible preferred stock, the 5,250 outstanding shares of series B2 convertible preferred stock, and the impact of conversion of our 5.25% convertible senior notes due February 2025 and our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) and vesting of the 933,666 outstanding nonvested shares, are not included in the calculation of diluted net loss per common share.

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	September 30, 2008	December 31, 2007
Work in process	$194	$414
Finished goods	32	97

	$226	$511

Note D — Share-Based Compensation

Share-based compensation expense includes compensation expense for all share-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Share-based compensation expense also includes compensation expense for all share-based options granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), and the fair market value of shares issued to non-employees for services rendered.

We have applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), in accounting for share-based compensation in accordance with SFAS No. 123R. SAB No. 107 contains the SEC’s guidance on certain aspects of SFAS No. 123R and the valuation of share-based payments for public companies.

Stock options granted to non-employees are accounted for based on the fair-value method of accounting in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As a result, the noncash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock.

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires that stock options held by certain non-employee consultants be accounted for as liability-classified awards. The fair value of the award is remeasured at each

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

financial statement date until the award is exercised or expires. As of September 30, 2008, fully vested stock options to acquire approximately 615,000 shares of common stock held by non-employee consultants were accounted for as liability-classified awards and remained unexercised.

We use the Black-Scholes option pricing model to value options for employees, as well as options granted to members of our Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a four-year period.

A summary of option activity for the nine months ended September 30, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,782,901	$5.75
Granted	1,642,186	1.70
Exercised	(28,468)	1.64
Forfeited	(121,359)	2.93
Expired	(332,213)	5.07

Outstanding at September 30, 2008	7,943,047	$5.00	6.9	$12,857

Vested or expected to vest at September 30, 2008	7,514,224	$5.15	6.8	$11,002

Exercisable at September 30, 2008	4,468,484	$6.96	5.5	$4

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2008 and 2007 were $1.06 and $1.57, respectively.

During the first nine months of 2008, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of September 30, 2008, $3.6 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.5 years.

As of September 30, 2008, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $64,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. In accordance with SFAS No. 123R, the fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A summary of nonvested stock activity for the nine months ended September 30, 2008 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	440,878	$2.03
Granted	1,149,153	1.70
Vested	(646,951)	2.01
Forfeited	(9,414)	2.13

Outstanding at September 30, 2008	933,666	$1.63

As of September 30, 2008, there was $676,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of shares vested during the nine months ended September 30, 2008 was $1.2 million.

Cash received from option exercises and purchases under our 1999 Employee Stock Purchase Plan (“1999 ESPP”) for the nine months ended September 30, 2008 was $333,000. We issue new shares upon option exercises, purchases under our 1999 ESPP, vesting of nonvested stock, and under the Directors’ Deferred Compensation Plan. During the nine months ended September 30, 2008, 171,113 shares were issued under our 1999 ESPP. During the nine months ended September 30, 2008, 509,873 shares, net of 137,078 shares withheld to cover personal income tax withholding, were issued as a result of the vesting of nonvested stock. The shares withheld were recorded as treasury stock using the cost method, at a weighted average price of $1.88 per share, based on the closing sale price of the Company’s common stock on the vesting dates, for a total of approximately $258,000. In addition, during the nine months ended September 30, 2008, 61,938 shares were issued under our Directors’ Deferred Compensation Plan.

The impact on our results of operations from share-based compensation was as follows (in thousands).

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$79	$256	$1,428	$1,344
General and administrative	821	713	3,385	1,905

Total share-based compensation expense	$900	$969	$4,813	$3,249

Note E — Comprehensive Loss

The following table provides the calculation of comprehensive loss (in thousands).

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(10,932)	$(10,786)	$(33,956)	$(29,335)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	7	—	22

Comprehensive loss	$(10,932)	$(10,779)	$(33,956)	$(29,313)

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note F — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Antigenics is not one of the six test cases. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at September 30, 2008.

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

As consideration for our entering into the letter, we received a $2.0 million up-front non-refundable payment from GSK in August 2007, in lieu of a milestone payment that would have otherwise been payable under the GSK supply agreement. In addition, GSK is obligated to make payments to us totaling $5.25 million through December 2012, for manufacturing profits that were anticipated to have otherwise been earned under the GSK supply agreement. Except as expressly provided in the letter, all other financial obligations of GSK under the GSK supply agreement, including potential royalty payments, remain unchanged. The letter does not affect the rights and obligations of the parties under the GSK license agreement.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the nine months ended September 30, 2008 and 2007, we recognized revenue of $995,000 and $456,000, respectively, from the amortization of deferred revenue relating to the GSK payments discussed above. $3.0 million related to our agreement with GSK is included in deferred revenue on our consolidated balance sheet as of September 30, 2008.

Note H — Debt

Interest on the 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the nine months ended September 30, 2008 and 2007, we issued additional 2006 Notes in the amounts of $1.1 million and $1.0 million, respectively, as payment for interest due.

Note I — Equity

On January 9, 2008, we entered into a private placement agreement pursuant to which we sold 8,708,717 shares of common stock. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, contingent upon a triggering event as defined in the January 9, 2008 private placement documents, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants became exercisable for a period of 9.5 years as of July 9, 2008. Our private placement in April 2008 qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008.

In February 2008, we filed a registration statement covering the sale of the 8,708,717 shares of common stock issued and the 8,708,717 shares issuable upon the exercise of the 10-year warrants issued in the January 9, 2008 private placement, and the SEC declared the registration statement effective. Shares issuable under the unit warrants have not been registered as of this time.

On April 8, 2008, we entered into a private placement agreement under which we sold (i) 7,000,000 shares of common stock and (ii) five-year warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold, generating net proceeds of $19.7 million, after deducting offering costs of $1.3 million. The warrants became exercisable for a period of 4.5 years as of October 10, 2008. We filed a registration statement on April 18, 2008 covering the sale of the 7,000,000 shares of common stock issued and the 7,000,000 shares issuable upon the exercise of the related warrants, and the SEC declared the registration statement effective.

As part of the private placement agreements, we entered into registration payment arrangements as defined by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. We agreed to register the shares of common stock issued in the equity sales, and the shares of common stock underlying the warrants issued to the investors, within contractually specified time periods. As noted above, we filed registration statements covering all required shares. We have also agreed to use our best efforts to keep the registration statements continuously effective. If we are unable to keep the registration statements continuously effective in accordance with the contractual terms, we are subject to liquidated damages of up to a maximum of 10% of the aggregate purchase price paid by the investors. We have determined that no loss contingency related to the private placements is required to be recorded as of September 30, 2008.

On April 25, 2008, we issued 1,585,197 shares of our common stock to Fletcher International, Ltd. upon conversion by Fletcher of 10,000 shares of our series B1 convertible preferred stock via a cashless conversion. These shares were issued pursuant to an effective shelf registration statement.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In April 2008, we also issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000. Proceeds from the offering will be used for general corporate purposes. This offering was made under an effective shelf registration statement.

Note J — Recent Accounting Pronouncements

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008, for our financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•

Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

The Company’s short-term investments are comprised of U.S. Treasury securities that are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1. The fair value of the U.S. Treasury securities at September 30, 2008, excluding accrued interest, was approximately $10.0 million.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161, which is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial position or results of operations.

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

Overview

We are currently researching and/or developing technologies and product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our product, Oncophage® (vitespen), a patient-specific therapeutic cancer vaccine registered for use in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 2 and Phase 1 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, a type of brain cancer. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, marketing, and integration of our acquisitions.

We have incurred significant losses since our inception. As of September 30, 2008, we had an accumulated deficit of $532.6 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at September 30, 2008, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2009. We expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage and/or one or more partnering arrangements for Oncophage, successful commercialization of QS-21 by our licensees, and potentially successful commercialization of other product candidates, and will require additional capital.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the U.S. Food and Drug Administration granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market.

In October 2008, we announced the submission of a Marketing Authorization Application to the European Medicines Agency (the “EMEA”) requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. Conditional authorization, a relatively new provision, is reserved for products intended to treat serious and life-threatening diseases where a high unmet medical need currently exists.

In addition, we are exploring the steps necessary to seek approval of Oncophage in other markets outside the U.S. This exploration process includes formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approval, and/or named patient programs.

Guidance received from past interaction with the FDA indicated that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. At the appropriate time, we intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application on the basis of these results with appropriate commitments to conduct further post approval trials. Because evidence of clinically significant improvement has been observed in a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population of the Phase 3 study of Oncophage in renal cell carcinoma, this trial is likely not sufficient to support a biologics license application (“BLA”) for product approval, based on existing standards. Furthermore, this trial may not be sufficient to support approval outside of the United States in countries other than Russia.

On January 9, 2008, we entered into a private placement agreement pursuant to which we sold 8,708,717 shares of common stock. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, contingent upon a triggering event as defined in the January 9, 2008 private placement documents, (a) up to

8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants became exercisable for a period of 9.5 years as of July 9, 2008. Our private placement in April 2008 qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008.

On April 8, 2008, we entered into a private placement agreement under which we sold (i) 7,000,000 shares of common stock and (ii) five-year warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold, generating net proceeds of $19.7 million, after deducting offering costs of $1.3 million. The warrants became exercisable for a period of 4.5 years as of October 10, 2008.

On April 25, 2008, we issued 1,585,197 shares of our common stock to Fletcher International, Ltd. upon conversion by Fletcher of 10,000 shares of our series B1 convertible preferred stock via a cashless conversion.

In April 2008, we also issued and sold a total of 271,762 shares of our common stock through our placement agent, Wm Smith & Co., and raised net proceeds of $804,000, after deducting offering costs of $38,000.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms.

Forward-looking statements include, but are not limited to, statements about generating sales from Oncophage in Russia, generating royalty revenue from QS-21 in the 2010 timeframe, our plans or timelines for performing and completing research, preclinical studies and clinical trials, timelines for releasing data from clinical trials, plans or timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials, and regulatory processes (including additional clinical studies for Oncophage in renal cell carcinoma), expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings and meetings with regulatory authorities (including potential requests for meetings with the FDA regarding Oncophage clinical studies and seeking conditional authorization of Oncophage in Europe and approvals for Oncophage in other markets outside the United States), the sufficiency of our clinical trials in renal cell carcinoma and melanoma, or subgroup analyses of data from these trials, to support a BLA or foreign marketing application for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans to commence, accelerate, decelerate, postpone, discontinue, or resume clinical programs, the rate of our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments), plans for commercial launch, and sales and marketing activities in Russia, implementation of corporate strategy, increased foreign currency exposure when we commercialize in Russia, and future financial performance.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, among others, that clinical trials may not demonstrate that our products are safe and more effective than current standards of care; that the subgroup analyses of our Oncophage clinical trials do not predict survival or efficacy of the product in future studies or use of Oncophage; that we may be unable to obtain sufficient funding or the regulatory authorization necessary to conduct additional clinical trials; that we may not be able to enroll sufficient numbers of patients in our clinical trials; that we may be unable to obtain the regulatory review or approval necessary to commercialize our product candidates because regulatory agencies are not satisfied with our trial protocols or the results of our trials; that we may fail to adequately protect our intellectual property or that it is determined that we infringe on the intellectual property of others; our strategic licenses and partnering collaborations may not meet expectations; that we or our business partners may fail to take all steps necessary for the successful commercial launch of Oncophage in Russia; that we may not be able to secure adequate reimbursement mechanisms and/or private pay for Oncophage in Russia; manufacturing problems may cause product development and launch delays and unanticipated costs; our ability to raise additional capital; our ability to attract and retain key employees; changes in financial markets, regulatory requirements, and geopolitical developments; the solvency of counterparties under material agreements, including subleases; and general real estate risks.

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

Historical Results of Operations

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

Revenue: We generated revenue of $685,000 and $863,000 during the quarters ended September 30, 2008 and 2007, respectively. This includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees and royalties earned, and in 2007, $100,000 earned for the achievement of a milestone. In the quarters ended September 30, 2008 and 2007, we recorded $361,000 and $302,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 12% to $5.4 million for the quarter ended September 30, 2008 from $6.1 million for the quarter ended September 30, 2007. The decrease included declines of $894,000 in our clinical trial-related expenses, $155,000 for depreciation and amortization, and $152,000 in employee noncash share-based compensation expense, partially offset by a $464,000 increase in other expenses primarily relating to our efforts in Russia and other territories.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 12% to $5.1 million for the quarter ended September 30, 2008 from $4.6 million for the quarter ended September 30, 2007. This increase is largely related to an increase in expenses related to our efforts in Russia and other territories.

Interest Expense: Interest expense of $1.3 million for the quarter ended September 30, 2008 represented a slight increase over the quarter ended September 30, 2007. Interest on our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. The quarter ended September 30, 2008 included interest expense of $563,000 on the 2006 Notes. The quarter ended September 30, 2007 included interest expense of $527,000 that was subsequently paid in the form of additional 2006 Notes.

Interest Income: Interest income decreased 34% to $214,000 for the quarter ended September 30, 2008 from $325,000 for the same period in 2007. This decrease is primarily attributable to a decrease in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate decreased from 5.6% for the quarter ended September 30, 2007 to 1.9% for the quarter ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenue: We generated revenue of $2.1 million and $4.7 million during the nine months ended September 30, 2008 and 2007, respectively. This includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees and royalties earned, and in 2007, $3.1 million earned for the achievement of milestones, including $2.0 million related to the transfer of manufacturing technologies to GlaxoSmithKline Biologicals SA. In the nine months ended September 30, 2008 and 2007, we recorded $1.1 million and $523,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 7% to $17.0 million for the nine months ended September 30, 2008 from $18.1 million for the nine months ended September 30, 2007. The decrease included declines of $2.3 million in our clinical trial-related expenses, $429,000 in employee noncash share-based compensation expense, and $382,000 for depreciation and amortization, partially offset by a $1.9 million increase in other expenses primarily relating to our efforts in Russia and other territories, which includes the fair market value of shares issued to non-employees for services rendered.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 21% to $16.1 million for the nine months ended September 30, 2008 from $13.3 million for the nine months ended September 30, 2007. This increase is largely related to an increase in employee and director noncash share-based compensation expense of $736,000, and an increase in expenses related to our efforts in Russia and other territories, which includes the fair market value of shares issued to non-employees for services rendered.

Interest Expense: Interest expense increased 3% to $3.9 million for the nine months ended September 30, 2008 from $3.7 million for the nine months ended September 30, 2007. Interest on our 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the nine months ended September 30, 2008 and 2007, interest expense included $1.1 million and $1.0 million, respectively, paid in the form of additional 2006 Notes. In addition, the quarter ended September 30, 2007 included interest expense of $527,000 that was subsequently paid in the form of additional 2006 Notes.

Interest Income: Interest income decreased 27% to $871,000 for the nine months ended September 30, 2008 from $1.2 million for the same period in 2007. This decrease is primarily attributable to a decrease in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate decreased from 5.3% for the nine months ended September 30, 2007 to 2.8% for the nine months ended September 30, 2008.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the first nine months of 2008, these research and development programs consisted largely of Oncophage, AG-707, Aroplatin, and QS-21, as indicated in the following table (in thousands).

Research and Development Program	Product	Nine Months Ended September 30,	Year Ended December 31,			Prior to	Total
		2008	2007	2006	2005	2005
Heat Shock Proteins for Cancer	Oncophage & AG-858	$13,832	$13,970	$19,985	$37,836	$166,635	$252,258
Heat Shock Proteins for Infectious Diseases	AG-702/707	1,264	2,005	1,939	3,001	9,126	17,335
Liposomal Cancer Treatments*	Aroplatin	796	3,005	2,475	3,214	5,878	15,368
Vaccine Adjuvant**	QS-21	597	2,064	2,492	325	4,619	10,097
Other Research and Development Programs		476	745	1,752	2,704	11,922	17,599

Total Research and Development Expenses		$16,965	$21,789	$28,643	$47,080	$198,180	$312,657

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product, Oncophage, and our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our trials, apply for regulatory approvals, continue development of our technologies, expand our operations, and bring Oncophage and our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the further development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 and Aroplatin are in early-stage clinical development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Our collaborations involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, successfully supplying QS-21 to meet demand, and obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

Product Development Portfolio

Below is a table showing the clinical trials completed or ongoing with Oncophage and our product candidates under development by Antigenics.

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

On March 24, 2006, we announced top-line results from part I of our Phase 3 study of Oncophage in renal cell carcinoma patients who are at high risk of recurrence after surgery, and disclosed that the trial did not meet its primary endpoint. We subsequently announced the termination of part II of the trial.

The Eastern Cooperative Oncology Group is currently sponsoring a large adjuvant renal cell carcinoma trial that stratifies patients by certain prognostic risk factors for recurrence, and puts patients into intermediate risk, high risk, and very high risk categories. We are able to apply these definitions to the data generated as part of our Phase 3 trial of Oncophage in renal cell carcinoma and it is in the intermediate risk, or better-prognosis population, where significant improvement in favor of the Oncophage arm was demonstrated.

We have opened a subsequent protocol that will continue to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of Oncophage, will follow patients for an additional three years from closure of the initial trial, providing more than five years of data collection following the enrollment of the last patient in the trial. In addition to the patient registry, we intend to initiate a small study in non-metastatic renal cell carcinoma that measures immunological data in the intermediate risk patient population. The results of this continued data collection and our ongoing analysis are uncertain, and may negatively affect or not affect the acceptability of the overall results of the trial and, even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar applications for product approval outside the United States.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the FDA granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market.

We or our distributors must also obtain import and export approvals from the Russian authorities, as well as complete a number of post approval activities. In addition, since Oncophage can only be manufactured from a patient’s own tumor, patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. Complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. In addition, if we are unable to secure import and export approvals in Russia, establish and execute on successful local distribution arrangements including favorable pricing and payment terms, and/or implement appropriate logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

Even with a successful commercial launch, the amount of revenue generated from the sale of Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. We will rely heavily on private-pay for the foreseeable future and the ability and willingness of patients to pay is unclear. Many patients will not be capable of paying for Oncophage by themselves. In addition, cost-containment measures by third parties may prevent us from becoming profitable. Because we have limited resources and minimal sales and marketing experience, commercial launch of Oncophage may be slow. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

In October 2008, we announced the submission of a Marketing Authorization Application (“MAA”) to the EMEA requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. Conditional authorization, a relatively new provision, is reserved for products intended to treat serious and life-threatening diseases where a high unmet medical need currently exists. Products that have orphan designation in the European Union can also qualify for conditional authorization. Specifically, conditional authorization allows for the commercialization of a product with post approval commitments associated with the requirement to provide comprehensive clinical information about the products’ efficacy and safety profile. Products receiving conditional authorization are required to undergo annual regulatory evaluation and renewal until all commitments are fulfilled. Currently, there are no EMEA-approved drug therapies for this patient population. The MAA is undergoing review through the Centralized Procedure, which means that an approval, if granted, would apply to all current 27 EU countries plus Norway and Iceland.

In addition, we are exploring the steps necessary to seek approval of Oncophage in other markets outside the U.S. This exploration process includes formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals, and/or named patient programs.

Guidance received from past interaction with the FDA indicated that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. At the appropriate time, we intend to seek a meeting with the FDA to discuss the results of the updated analyses utilizing data through March 2007 to determine whether there is an opportunity to file a BLA on the basis of these results with appropriate commitments to conduct post approval trials. Because evidence of clinically significant improvement has been observed in a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population of the Phase 3 study of Oncophage in renal cell carcinoma, this trial is likely not sufficient to support a BLA for product approval, based on existing standards. Furthermore, this trial may not be sufficient to support approval outside of the United States in countries other than Russia.

QS-21

QS-21 is an adjuvant, or a substance added to a vaccine or other immunotherapy, that is designed to enhance the body’s immune response to the antigen contained within the treatment. QS-21 is best known for its ability to stimulate antibody, or humoral, immune response, and has also been shown to activate cellular immunity. A natural product, QS-21 is a triterpene glycoside, or saponin, a natural compound purified from the bark of a South American tree called Quillaja saponaria. It is sufficiently characterized with a known molecular structure, thus distinguishing it from other adjuvant candidates, which are typically emulsions, polymers, or biologicals.

QS-21 has been tested in approximately 185 clinical trials involving, in the aggregate, over 10,000 subjects in a variety of cancer indications, infectious diseases, and other disorders. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. None of the QS-21 trials completed to date have been pivotal.

A number of pharmaceutical and biotechnology companies have licensed QS-21 for use in vaccines to treat a variety of human diseases. Companies with QS-21 programs include GSK and Elan Corporation, plc, through its affiliate Elan Pharmaceuticals International Limited. In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. There are approximately 15 vaccines currently in clinical development that contain QS-21.

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

Elan has a commercial license for the use of QS-21 in research and commercialization of products. Under the terms of the agreement, we are entitled to receive future milestone payments and product royalties in the event of the successful development of Elan’s Alzheimer’s disease vaccine that contains QS-21. In 2007, Elan initiated a Phase 2 study of their vaccine. Pursuant to the terms of the supply agreement between the parties, we (directly or through a third-party manufacturer) are Elan’s exclusive supplier of QS-21.

AG-707

The first potential off-the-shelf application of our heat shock protein technology, AG-707, is an investigational therapeutic vaccine product candidate directed at the virus that causes genital herpes (herpes simplex virus-2, or HSV-2). AG-707 is a multivalent vaccine containing multiple synthetic HSV-2 peptides. Based on the results of completed toxicology studies and other preclinical activities, we submitted to the FDA an investigational new drug application for AG-707 during the second quarter of 2005. In October 2005, we initiated a multicenter Phase 1 clinical trial of AG-707 in genital herpes. Analysis of immune responses from this study is ongoing and results are expected in the first half of 2009.

Aroplatin

Aroplatin is a novel liposomal formulation of a third-generation platinum chemotherapeutic structurally similar to Eloxatin (oxaliplatin; Sanofi Aventis), a treatment for colorectal cancer. Although structural similarity does not guarantee similar clinical benefit, laboratory studies comparing Aroplatin to oxaliplatin showed that Aroplatin suppressed tumor growth, caused a reduction in tumor size, and provided a 50% increase in survival as compared to control animals. This data represents a five-fold improvement to results seen from the oxaliplatin arm of the study. Laboratory studies also indicate that Aroplatin has the ability to kill cancer cells. This anti-tumor activity has been demonstrated in over 10 tumor cell lines with results that are at least three-fold, or better, than those of cisplatin and/or carboplatin, two other approved platinum chemotherapeutic agents.

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

In October 2005, we initiated a Phase 1, dose-escalation trial of Aroplatin in advanced solid malignancies and B cell lymphoma. In collaboration with the trial investigators, we have determined that the maximum tolerated dose of Aroplatin has been reached in this study. Based on this result, the trial has been closed and a study report is under preparation. We plan to review the results from this trial with our medical advisors and to discuss future development options. In addition, we continue to pursue licensing and/or co-development arrangements to advance the product.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $532.6 million as of September 30, 2008. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, continue development of our technologies, and expand our operations. Phase 3 trials are particularly expensive to conduct. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through September 30, 2008, we have raised aggregate net proceeds of $476.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. As of September 30, 2008, we had debt outstanding of $78.6 million, including $28.5 million of our 2006 Notes maturing August 30, 2011 and $50.0 million of our 5.25% convertible senior notes maturing February 20, 2025, but subject to redemption at the option of the holders or us beginning February 1, 2012.

Based on our current plans and activities, we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $35 million range for the year ending December 31, 2008. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

We believe, based on our current plans and activities, that our working capital resources at September 30, 2008, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2009. We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations beyond 2009, we will need to raise additional funds and may attempt to do so by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license and/or supply agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for Oncophage, successful commercialization of QS-21 by our licensees, and potentially successful commercialization of other product candidates, and will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, efforts to commercialize Oncophage in Russia and other jurisdictions we are currently exploring, as well as supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.9 million over the term of the studies. Through September 30, 2008, we have expensed $46.3 million as research and development expenses and $45.6 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid through September 30, 2008. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring Oncophage and our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at September 30, 2008 were $40.9 million, an increase of $22.2 million from December 31, 2007.

On January 9, 2008, we entered into the January 9, 2008 private placement pursuant to which we sold 8,708,717 shares of common stock. Investors also received (i) 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $3.00 per unit, contingent upon a triggering event as defined in the January 9, 2008 private placement documents, (a) up to 8,708,717 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $3.00 per share, up to 8,708,717 additional shares of common stock. We raised net proceeds in the January 9, 2008 private placement of $25.8 million, after deducting offering costs of $296,000.

In accordance with the terms of the January 9, 2008 private placement, the 10-year warrants became exercisable for a period of 9.5 years as of July 9, 2008. Our private placement in April 2008 qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008.

In February 2008, we filed a registration statement covering the sale of the 8,708,717 shares of common stock issued and the 8,708,717 shares issuable upon the exercise of the 10-year warrants issued in the January 9, 2008 private placement. The SEC has declared the registration statement effective. Shares issuable under the unit warrants have not been registered as of this time.

On April 8, 2008, we entered into a private placement agreement under which we sold (i) 7,000,000 shares of common stock and (ii) five-year warrants to acquire up to 7,000,000 shares of common stock at an exercise price of $3.75 per share, for $3.00 for each share and warrant sold. The warrants became exercisable for a period of 4.5 years as of October 10, 2008. We filed a registration statement on April 18, 2008 covering the sale of the 7,000,000 shares of common stock issued and the 7,000,000 shares issuable upon the exercise of the related warrants, and the SEC declared the registration statement effective. We raised net proceeds in the April 8, 2008 private placement of $19.7 million, after deducting offering costs of $1.3 million.

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

During the nine months ended September 30, 2008, we used cash primarily to finance our operations. Net cash used in operating activities for the nine months ended September 30, 2008 and 2007 was $23.7 million and $20.5 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash used in investing activities for the nine months ended September 30, 2008 was $5.9 million as compared to net cash provided by investing activities of $14.1 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we had net purchases of short-term securities of $5.8 million compared with net maturities of short-term securities of $12.6 million during the nine months ended September 30, 2007.

Net cash provided by financing activities was $46.0 million for the nine months ended September 30, 2008 as compared to $3.8 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we raised net proceeds from private placements of $45.7 million. During the nine months ended September 30, 2008 and 2007, proceeds from our employee stock purchase plan totaled $287,000 and $78,000, respectively. In addition, during the nine months ended September 30, 2008, we received proceeds of $804,000 from “at the market” offerings and $47,000 from the exercise of stock options. No stock options were exercised during the nine months ended September 30, 2007. Dividends paid on our series A convertible preferred stock totaled $593,000 during both nine-month periods.

Effective July 19, 2002, we sublet part of our Framingham facility to GTC Biotherapeutics, Inc. and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham facility to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive base rental payments of $288,000 during the remainder of 2008, $1.2 million in 2009, and $863,000 in 2010. The collection of this income, however, is subject to uncertainty.

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

Recent Accounting Pronouncements

We adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for our financial assets and liabilities. The FASB delayed the effective date of SFAS No. 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•

Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

The Company’s short-term investments are comprised of U.S. Treasury securities that are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1. The fair value of the U.S. Treasury securities at September 30, 2008, excluding accrued interest, was approximately $10.0 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with the option to measure specified financial instruments and certain other items at fair value. We adopted the provisions of SFAS No. 159 as of January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This revised standard expands the types of transactions or other events that will qualify as business combinations and requires that all business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values, with limited exceptions. The standard also requires, among other provisions, that certain contingent assets and liabilities will be recognized at their fair values on the acquisition date. An acquirer will also recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until the contingency is settled. Under SFAS No. 141R, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be early adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, governs the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control in subsidiaries. The provisions of SFAS No. 160 will be applied to transactions on a prospective basis once adopted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161, which is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1, and we have not yet determined the impact of the standard on our financial position or results of operations.

In June 2008, the FASB ratified the consensus in Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. We are currently evaluating the effect of EITF Issue No. 07-5, and we have not yet determined the impact of the standard on our financial position or results of operations.

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

We had cash, cash equivalents, and short-term investments at September 30, 2008 of $40.9 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at September 30, 2008; however, we are subject to investment risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Antigenics is not one of the six test cases. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Accordingly, no accrual has been recorded at September 30, 2008.

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

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” on page 14 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.

From our inception through September 30, 2008, we have generated net losses totaling $532.6 million. Our net losses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 were $34.0 million and $36.8 million, respectively. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful commercialization of Oncophage and our various product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On September 30, 2008, we had $40.9 million in cash, cash equivalents, and short-term investments. We believe, based on our current plans and activities, that our working capital resources at September 30, 2008, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2009. We expect to attempt to raise additional funds in advance of depleting our current funds. For the nine months ended September 30, 2008, our average monthly cash used in operating activities was $2.6 million. Capital expenditures for the nine months ended September 30, 2008 were $188,000. We do not anticipate significant capital expenditures during the remainder of 2008.

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

Many economists are now predicting that the United States economy, and possibly the global economy, may enter into a prolonged recession as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to raise additional funds were to be impaired. The ability of potential patients and/or health care payers to pay for Oncophage treatments could also be adversely impacted, thereby limiting our potential revenue. In addition, any negative impacts on our collaborative partners could limit potential revenue from our product candidates.

Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development and commercialization programs and some or all of our clinical trials, including the development and commercialization programs and clinical trials supporting Oncophage. We also may be forced to license or sell technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies. We may also be unable to continue our operations, or we may become insolvent.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of September 30, 2008, our total long-term debt, excluding the current portion, was $78.5 million. Our 5.25% convertible senior notes due February 2025 do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the notes. On each of February 1, 2012, February 1, 2015, and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

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

Such measures might not be sufficient to enable us to make principal and interest payments. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms, if at all.

To date, we have had negative cash flows from operations. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, net cash used in operating activities was $23.6 million and $26.7 million, respectively. Excluding our 2006 Notes, which mature in 2011 and for which we may elect to pay the interest in cash or additional notes, at our option, and for which the outstanding balance at maturity may be paid in cash or in common stock, subject to certain limitations, and assuming no additional interest-bearing debt is incurred and none of our notes are converted, redeemed, repurchased, or exchanged, our interest payments will be $2.6 million annually during 2009 and thereafter until maturity.

Several factors could delay or prevent the successful commercial launch of Oncophage in Russia. In addition, we do not expect to generate significant revenue from sales of Oncophage in Russia for several months, if ever.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage in the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the FDA granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market.

We or our distributors must also obtain import and export approvals from the Russian authorities, as well as complete a number of post approval activities. In addition, since Oncophage can only be manufactured from a patient’s own tumor, patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. Complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. In addition, if we are unable to secure import and export approvals in Russia, establish and execute on successful local distribution arrangements including favorable pricing and payment terms, and/or implement appropriate logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

Even with a successful commercial launch, the amount of revenue generated from the sale of Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. We will rely heavily on private-pay for the foreseeable future and the ability and willingness of patients to pay is unclear. Many patients will not be capable of paying for Oncophage by themselves. In addition, cost-containment measures by third parties may prevent us from becoming profitable. Because we have limited resources and minimal sales and marketing experience, commercial launch of Oncophage may be slow. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

Our approval to market Oncophage in Russia is limited to the treatment of kidney cancer patients at intermediate risk for disease recurrence, and is subject to regulatory requirements. If we fail to comply with these regulatory requirements in Russia or elsewhere, if these regulatory requirements change, or if we experience unanticipated regulatory problems, our commercial launch of Oncophage could be prevented or delayed, or Oncophage could be subjected to restrictions, or be withdrawn from the market, or some other action may be taken that may be adverse to our business.

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

For example, our marketing and sales, labeling, and promotional activities in Russia are subject to local regulations. If we fail to comply with regulations prohibiting the promotion of products for non-approved indications or products for which marketing approval has not been granted, regulatory authorities could bring enforcement actions against us that could inhibit our marketing capabilities, as well as result in penalties. In addition, the United States Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws, knowingly or unknowingly, could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, exclusion from government health care programs, imposition of significant fines, injunctions, and/or the imposition of civil or criminal sanctions against us and/or our officers or employees.

We may not be able to obtain approval to market Oncophage in countries other than Russia. Because we expect additional Phase 3 clinical trials of Oncophage may be required prior to submitting a BLA to the FDA for any indication, we likely will not commercialize Oncophage in the United States for several years, if ever. We may face similar hurdles in other territories where we may seek marketing approval.

Oncophage is currently only approved for marketing in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence. In October 2008, we submitted a Marketing Authorization Application to the European Medicines Evaluation Agency requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. Conditional authorization, a relatively new provision, is reserved for products intended to treat serious and life-threatening diseases where a high unmet medical need currently exists. Products that have orphan designation in the European Union can also qualify for conditional authorization. Specifically, conditional authorization allows for the commercialization of a product with post approval commitments associated with the requirement to provide comprehensive clinical information about the products’ efficacy and safety profile. We believe that Oncophage in this indication meets the criteria for conditional authorization. Based on current limited precedence regarding the conditional authorization process, and as is inherent in any regulatory review of a marketing application, there is a high level of uncertainty regarding the probability and timing of a favorable outcome.

Additionally, and as resources allow, we continue to explore potential opportunities to seek product approval in other jurisdictions, including the U.S. and Canada. The probability and timing of submissions and/or approval in any jurisdiction or indication for this product is uncertain. The FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients that were not pre-specified in these studies. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval of Oncophage in the United States, and our existing data may not support registration or approval in other territories outside of Russia. Any additional studies may take years to complete and may fail to support regulatory filings for many reasons, including failure of the trials to demonstrate that Oncophage is safe and effective in the studies’ indications, failure to conduct the studies in compliance with the clinical trial protocols, failure to recruit physicians or patients, or the clinical and/or regulatory environment at the time. In addition, Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. The FDA and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts.

Risks associated with doing business internationally could negatively affect our business.

With the registration of Oncophage in Russia, we have begun to focus our efforts on the commercial launch of this product. However, Russia is an evolving market and regulatory, legal, and commercial structures are less predictable than in more mature markets. This unpredictability, combined with changes in Russian leadership, as well as potential geopolitical instability in the Russian region, could negatively impact the regulatory and/or commercial environment there, which in turn could have an adverse effect on our business.

In addition, various other risks associated with foreign operations may impact our success. Possible risks include fluctuations in the value of foreign currencies, disruptions in the import, export, and transportation of patient tumors and our product, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our collaborators, and unexpected regulatory, economic, or political changes in foreign markets.

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

It is not clear that public and private insurance programs will determine that Oncophage or our product candidates come within a category of items and services covered by their insurance plans. Generally, in Russia,

Europe, and other countries outside the United States, government-sponsored health care systems pay a substantial share of health care costs, and they may regulate reimbursement levels of our products to control costs. Many patients will not be capable of paying for Oncophage or our product candidates by themselves. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, and increasingly attempting to limit and/or regulate the reimbursement for medical products. In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to price controls by various mechanisms. Russia is an evolving market and regulatory, legal, and commercial structures are less predictable than in more mature markets. In addition, the reimbursement system in Russia is changing rapidly and has experienced serious funding and administrative problems in its national and regional reimbursement programs. For example, the program known by the Russian acronym of DLO, which was established in January 2005 to provide free-of-charge prescriptions to certain Russians, has substantially delayed payments and covered fewer drugs recently. In addition, the Russian government is attempting to reduce coverage for drugs produced outside of Russia, as they tend to cost more than drugs produced in Russia. Furthermore, it is possible that reimbursement for cancer drugs and other therapeutic areas will not be covered by a newly created system, which may result in uncertainties regarding levels of reimbursement. Drug reimbursement in Russia could continue to undergo change. There can be no assurance regarding the timing, scope, or availability of reimbursement in Russia for Oncophage.

It is possible that there will be substantial delays in obtaining coverage of Oncophage or our product candidates, if at all, and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where government or insurance coverage is available, there may be prohibitive levels of patient coinsurance, making Oncophage unaffordable, or limits on the payment amount, which could have a material adverse effect on sales of Oncophage or any of our product candidates that receive marketing approval. If we are unable to obtain or retain adequate levels of reimbursement from government or private health plans, our ability to sell Oncophage and our potential products will be adversely affected. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement for Oncophage or any of our potential products, if any of them are approved for sale, will have on sales.

Our commercial operations experience and resources are limited and need to be developed or acquired. If we fail to do so, our revenues may be limited or nonexistent. In addition, we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

As we have limited experience with commercial operations, it may be difficult to accurately estimate our costs. We currently do not have employees, manufacturing, or business operations facilities outside of the United States. As we prepare for the commercial launch of Oncophage in Russia, we currently rely, and likely will continue to rely, significantly on consultants, partners, and other third parties to conduct our sales, marketing, and distribution operations. If these third parties are unable to fulfill their obligations, our commercial launch of Oncophage could be delayed or prevented. If in the future we elect to perform sales, marketing, and distribution functions for these types of products ourselves, we will face a number of additional risks, including the need to recruit experienced marketing and sales personnel, or incur significant expenditures. In addition, we may need to compete with other companies that have more experienced and better-funded operations. Where we have licensed our products to third-party collaborators or licensees, we will be dependent on their commercial operations, sales and marketing expertise and resources, and any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

For our patient-specific heat shock protein product candidates, we need to develop specialized commercial operations to manage patient-specific ordering, tracking, and control. There are few companies that have developed this expertise and we do not know whether we will be able to establish commercial operations or enter into marketing and sales agreements with others on acceptable terms, if at all.

Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capability, and/or selling and marketing expertise.

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer and infectious diseases. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques, such as Dendreon, Oxford BioMedica and its partner Sanofi-Aventis, Nventa (formerly Stressgen), Accentia, and Cell Genesys. Additionally, Liponova has completed a Phase 3 trial for its Reniale cancer vaccine in Germany for non-metastatic renal cell carcinoma and is expected to start a Phase 3 trial in the United States in 2008. Patents have been issued in both the United States and Europe related to Nventa’s heat shock protein technology.

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

The remaining patent life for our QS-21 proprietary adjuvant is limited. Upon patent expiry, it is possible that our competitors may develop competing or generic saponin adjuvants. Accordingly, entering into new license agreements is unlikely and may be impossible. While our license and supply agreements for QS-21 provide revenues for us and typically provide royalties for at least 10 years after commercial launch, there is no guarantee that we will be able to collect royalties related to QS-21 in the future.

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

Currently, we can also manufacture other clinical product in our own manufacturing facility. This manufacturing facility has certain support areas that it shares with the Oncophage manufacturing areas. As we seek to expand the market opportunities for Oncophage, including possibly filing for approvals in other territories, the applicable regulatory bodies may require us to make our Oncophage manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture AG-707 in our current facility. AG-707 is a complex product requiring Good Manufacturing Practices, or GMP, for the manufacture and release of a recombinant protein and a large number of peptides. In order to prepare additional AG-707 to support future clinical trials, we will have to manufacture or have manufactured these critical raw materials in a GMP compliant facility.

Currently, we do not manufacture QS-21 or Aroplatin in our own manufacturing facility. If we choose to manufacture QS-21 or Aroplatin in our own manufacturing facility, the investment of substantial funds and the recruitment of qualified personnel would be required in order to build and/or lease and operate new manufacturing facilities. While we have previously relied on a third-party manufacturer to meet QS-21 supply demands, that supplier currently does not, and may never, have the ability to manufacture commercial grade QS-21. Our ability to use GSK as a supplier to meet our other QS-21 licensees’ needs is limited. In order to continue to support QS-21 product candidates and Aroplatin development, apply for regulatory approvals, and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There is no assurance that we or our licensees or collaborators will be successful in these endeavors. If we fail to comply with our obligations in our supply agreements with third parties, we could lose revenue streams that are important to our business.

Our ability to manufacture, or have manufactured, additional product to support our and our partners clinical trials for AG-707, Aroplatin, and QS-21 may be limited by the resources we have available.

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

There are a limited number of contract manufacturers that operate under applicable GMP regulations that are capable of manufacturing our product candidates. If we are unable to do so ourselves or to arrange for third-party manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to complete development of these product candidates or commercialize them ourselves or through our collaborative partners or licensees. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is also a long, expensive, and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to study structure, conduct, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. As of September 30, 2008, we have spent approximately 14 years and $252.3 million on our research and development program in heat shock proteins for cancer.

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

New data from our research and development activities could modify our strategy and result in the need to adjust our projections of timelines and costs of programs.

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

While we have been pursuing these business development efforts for several years, we have not concluded an agreement relating to the potential development or commercialization of Oncophage. Due to the announcement in March 2006 that part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many companies may be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all. In the absence of such data, potential collaborative partners may demand economic terms that are unfavorable to us, or may be unwilling to collaborate with us at all. Even if Oncophage generates favorable clinical data over the next several years, we may not be able to negotiate a collaborative transaction at all, or negotiate one that provides us with favorable economic terms.

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

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of Oncophage for the treatment of glioma is currently dependent in part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the University of California, San Francisco, which is conducting a Phase 2 clinical trial of Oncophage for the treatment of recurrent glioma. In addition, all product candidates containing QS-21 depend on the success of our collaborative partners or licensees, and the Company’s relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates.

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

We have successfully manufactured product for 100%, 10 of 10, of the patients randomized to treatment in our Phase 2 lung cancer trial and 95%, 21 of 22, of the patients randomized to treatment in our Phase 2 metastatic renal cell carcinoma trial. Based on our clinical trials to date, we have been able to manufacture Oncophage from 87% of the tumors delivered to our manufacturing facility in Lexington, Massachusetts; for non-metastatic renal cell carcinoma, 92%; for melanoma, 70%; for colorectal cancer, 98%; for gastric cancer, 81%; for lymphoma, 89%; for glioma, 84%; and for pancreatic cancer, 46%. The relatively low rate of manufactured product for pancreatic cancer is due to the abundance of proteases in pancreatic tissue. Proteases, which are enzymes that break down proteins, are believed to degrade the heat shock proteins during the purification process.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 77 issued United States patents and 109 foreign patents. We also have exclusive rights to 19 pending United States patent applications and 92 pending foreign patent applications. However, we currently do not have any issued patents in Russia covering Oncophage and we may not have rights to Oncophage patents in other territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

The patent landscape in our business is becoming increasingly congested with competing applications for protection of closely related compounds and technologies that arise from both industrial and academic research. Although we generally seek the broadest patent protection available for our proprietary compounds, competing art may prevent us from obtaining patent protection for the actual composition of matter of any particular compound and we may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. If we are unable to obtain patent protection for the actual composition of matter of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. If a third party were to receive marketing approval for the compound for another use, physicians might nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection of the prescribed indication, as a practical matter, we likely would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

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

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Antigenics is not one of the six test cases. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. To date, the plaintiffs have not asserted a specific amount of damages and, at this time, we cannot make a reliable estimate of possible loss, if any, related to this litigation. Regardless of the outcome, participation in this lawsuit diverts our management’s time and attention from our business and may result in our paying damages.

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

Antigenics Holdings LLC is a holding company that owns shares of our common stock, and as of September 30, 2008, Antigenics Holdings LLC controlled approximately 17% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings LLC can substantially influence all matters requiring a stockholder vote, including:

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2008, he would have held approximately 11% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings LLC control approximately 25% of our outstanding common stock as of September 30, 2008, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 27%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with Antigenics Holdings LLC. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we issued $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. On September 30, 2008, one holder of the 2006 Notes had holdings which, if totally converted into shares of our common stock, would result in this holder owning 6,513,498 shares. If such holder had exercised such conversion right on September 30, 2008, such holder would have owned approximately 9% of our outstanding common stock.

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

Between our initial public offering on February 4, 2000 and September 30, 2008, and for the twelve months ended September 30, 2008, the closing price of our common stock has fluctuated between $1.48 and $52.63 per share and $1.48 and $3.03 per share, respectively, with an average daily trading volume for the twelve months ended September 30, 2008 of approximately 267,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies.

In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials;

•	results of our preclinical studies and clinical trials;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development by us or by our competitors;

•	regulatory developments; and

•	quarterly fluctuations in our financial results.

Our common stock is listed on The NASDAQ Global Market, which sets forth various requirements that we must meet in order for our common stock to qualify for continued listing. Failure to meet these requirements could result in the delisting of our common stock for various reasons, including: (1) if the closing bid price of our common stock drops below $1.00 for a period of 30 consecutive trading days; (2) if we fail to maintain a market value of our common stock of at least $50 million for 10 consecutive trading days; or (3) if we fail to maintain a market value of publicly held securities of at least $15 million for 30 consecutive trading days. The delisting of our common stock would significantly affect the ability of investors to trade our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities.

On October 16, 2008, given the extraordinary market conditions, NASDAQ suspended the enforcement of the rules requiring a minimum $1.00 closing bid price and requiring a minimum market value of publicly held shares. NASDAQ further indicated that it will not take any action to delist any security for these concerns during the suspension. The suspension will remain in effect through Friday, January 16, 2009 and these rules will be reinstated on Monday, January 19, 2009.

The sale of a significant number of shares could cause the market price of our stock to decline.

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2008, we had approximately 66,235,000 shares of common stock outstanding. All of these shares are eligible for sale on The NASDAQ Global Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of 12,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 450,000 shares of common stock under our employee stock purchase plan, to permit the sale of 250,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of 17,417,434 shares of common stock pursuant to the private placement agreement dated January 9, 2008, and to permit the sale of 14,000,000 shares of common stock pursuant to the private placement agreement dated April 8, 2008. As of September 30, 2008, an aggregate of 26,212,456 shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2008, options to purchase 7,943,047 shares of our common stock with a weighted average exercise price per share of $5.00 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of September 30, 2008, we have 933,666 nonvested shares outstanding.

Because we are a relatively small public company, we believe we have been disproportionately negatively impacted by the Sarbanes-Oxley Act of 2002 and related regulations, which have increased our costs and required additional management resources.

The Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and the NASDAQ have resulted in, and we expect will continue to result in, significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations regarding the required assessment of our internal control over financial reporting, and our independent registered public accounting firm’s audit of internal control over financial reporting, have required commitments of significant financial resources and management time. We expect these commitments to continue. Additionally, these laws and regulations could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly independent directors, or qualified executive officers.

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

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: November 5, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Antigenics Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

10.1	Employment Agreement dated September 16, 2008 between Antigenics Inc. and Karen Valentine. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) dated September 16, 2008 and incorporated herein by reference.

10.2	Fourth Amendment to Lease dated September 30, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Antigenics Inc. Filed herewith.

10.3	Sales Agreement dated March 14, 2008 between Antigenics Inc, and Wm Smith & Co. Filed as Exhibit 1.1 to our Current Report on Form 8-K (File No. 0-29089) dated March 14, 2008 and incorporated herein by reference.

10.4	Amendment No. 1 to Sales Agreement dated July 8, 2008 between Antigenics Inc, and Wm Smith & Co. Filed as Exhibit 1.1 to our Current Report on Form 8-K (File No. 0-29089) dated July 10, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.