Form 10-Q/A
period 2008-09-30
ANTIGENICS INC /DE/
filed 2008-11-10
CIK 1098972

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2008: 66,270,710 shares.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 is to: (1) properly reference a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. (the “Company”), and (2) file the Third Amended and Restated By-laws of the Company.

PART II. OTHER INFORMATION

Item 5.	Other Events

During the quarter ended September 30, 2008, we failed to file a Form 8-K to disclose the adoption of an amendment to our by-laws. The amendment provides, among other things, that a meeting of stockholders may be conducted by means of remote communication and notices to stockholders and directors may be given in writing or by electronic transmission. The amendment also modifies the advance notice provisions for stockholder proposals.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are included in this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: November 10, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 11, 2007 and incorporated herein by reference.

3.2	Third Amended and Restated By-laws of Antigenics Inc. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

4