Form 10-Q
period 2009-03-31
ANTIGENICS INC /DE/
filed 2009-05-11
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-29089

Antigenics Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Forbes Road, Lexington, MA 02421

(Address of principal executive offices, including zip code)

(781) 674-4400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2009: 72,810,664 shares.

Antigenics Inc.

Quarterly Period Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
		As adjusted
ASSETS
Cash and cash equivalents	$14,592,357	$24,469,008
Short-term investments	9,992,859	9,993,617
Inventories	226,300	226,376
Prepaid expenses	1,055,323	610,462
Other current assets	528,920	187,013

Total current assets	26,395,759	35,486,476
Plant and equipment, net	10,827,855	11,535,467
Goodwill	2,572,203	2,572,203
Core and developed technology, net	2,149,970	2,426,785
Debt issuance costs, net (Note I)	663,036	717,833
Other long-term assets	4,101,835	4,083,442

Total assets	$46,710,658	$56,822,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	1,444,499	1,481,999
Accounts payable	589,708	540,529
Accrued liabilities	3,701,441	4,618,806
Other current liabilities	180,000	209,585

Total current liabilities	6,061,709	6,996,980
Long-term debt (Note I)	63,158,837	64,125,926
Deferred revenue	3,094,471	3,436,845
Other long-term liabilities (Note I)	5,093,920	2,592,882
Commitments and contingencies (Note E) Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2009 and December 31, 2008; liquidation value of $31,817,625 at March 31, 2009	316	316
Series B2 convertible preferred stock; 5,250 shares designated, issued, and outstanding at March 31, 2009 and December 31, 2008	53	53
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 67,089,484 and 66,497,702 shares issued at March 31, 2009 and December 31, 2008, respectively	670,895	664,977
Additional paid-in capital	510,626,492	511,447,653
Treasury stock, at cost; 260,944 and 143,031 shares of common stock at March 31, 2009 and December 31, 2008, respectively	(324,792)	(269,849)
Accumulated deficit	(541,671,243)	(532,173,577)

Total stockholders’ deficit	(30,698,279)	(20,330,427)

Total liabilities and stockholders’ deficit	$46,710,658	$56,822,206

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2009	2008
		As adjusted
Revenue	$621,354	$850,224
Operating expenses:
Research and development	(4,905,402)	(5,730,737)
General and administrative	(3,903,569)	(5,272,927)

Operating loss	(8,187,617)	(10,153,440)
Other income (expense):
Non-operating income (Note I)	158,010	2,310
Interest expense (Note I)	(1,514,241)	(1,570,843)
Interest income	67,430	351,088

Net loss	(9,476,418)	(11,370,885)
Dividends on series A convertible preferred stock	(197,625)	(197,625)

Net loss attributable to common stockholders	$(9,674,043)	$(11,568,510)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.14)	$(0. 21)

Weighted average number of common shares outstanding, basic and diluted	66,871,347	55,745,587

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2009	2008
		As adjusted
Cash flows from operating activities:
Net loss	$(9,476,418)	$(11,370,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056,356	1,319,310
Change in fair value of derivative liability	(157,889)	—
Share-based compensation	716,954	1,771,144
Non-cash interest expense	372,209	310,227
Changes in operating assets and liabilities:
Accounts receivable	—	10,333
Inventories	76	190,397
Prepaid expenses	(444,861)	(621,729)
Accounts payable	40,449	60,872
Deferred revenue	(379,874)	(357,999)
Accrued liabilities and other current liabilities	(946,139)	(391,351)
Other operating assets and liabilities	(416,512)	(100,029)

Net cash used in operating activities	(9,635,649)	(9,179,710)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,000,000	4,200,000
Purchases of available-for-sale securities	(4,996,967)	—
Purchases of plant and equipment	(8,400)	(2,798)

Net cash (used in) provided by investing activities	(5,367)	4,197,202

Cash flows from financing activities:
Net proceeds from sale of equity	—	26,031,913
Proceeds from exercise of stock options	—	43,881
Proceeds from employee stock purchases	16,933	121,193
Treasury stock received to satisfy minimum tax withholding requirements	(54,943)	(86,461)
Payment of series A convertible preferred stock dividend	(197,625)	(197,625)

Net cash (used in) provided by financing activities	(235,635)	25,912,901

Net (decrease) increase in cash and cash equivalents	(9,876,651)	20,930,393
Cash and cash equivalents, beginning of period	24,469,008	14,479,322

Cash and cash equivalents, end of period	$14,592,357	$35,409,715

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note A — Business and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to as “Antigenics,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product, Oncophage® (vitespen), is a patient-specific therapeutic cancer vaccine registered for use in Russia and under review for conditional authorization by the European Medicines Agency for the treatment of kidney cancer patients with earlier stage disease. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, a type of brain cancer. Our product candidate portfolio also includes (1) QS-21 Stimulon® adjuvant, or QS-21, which is used in numerous vaccines under development in trials as advanced as Phase 3 for a variety of diseases, including hepatitis, human immunodeficiency virus, influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis, (2) AG-707, a therapeutic vaccine program tested in a Phase 1 clinical trial for the treatment of genital herpes, and (3) Aroplatin™, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas. Further internal clinical development of AG-707 and Aroplatin is currently on hold due to cost containment efforts. Our related business activities include product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations.

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

We have incurred significant losses since our inception. As of March 31, 2009, we had an accumulated deficit of $541.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at March 31, 2009, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2010. We closely monitor our cash needs. Should our anticipated revenues for certain of our activities prove not to be commercially feasible by the end of the second quarter of 2009, we may discontinue funding of such activities. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of (1) our product, Oncophage, and/or one or more partnering arrangements for Oncophage, (2) QS-21 by our licensees, and/or (3) potentially other product candidates, and will require additional capital.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been adjusted in order to conform to the current period’s presentation including changes resulting from the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Note B — Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding convertible instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we have reported a net loss attributable to common stockholders for all periods, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, shares underlying the 33,126,151 warrants outstanding or issuable, the 7,327,539 outstanding stock options, the 1,693,304 outstanding nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, and the 5,250 outstanding shares of series B2 convertible preferred stock, and the impact of conversion of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) and our 8% senior secured convertible notes due August 2011 (the “2006 Notes”), are not included in the calculation of diluted net loss per common share.

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	March 31, 2009	December 31, 2008
Work in process	$194	$194
Finished goods	32	32

	$226	$226

Note D — Share-Based Compensation

Share-based compensation expense includes compensation expense for all share-based options granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Share-based compensation expense also includes compensation expense for all share-based awards granted, modified, or settled after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), and the fair market value of shares issued to non-employees for services rendered.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires that stock options held by certain non-employee consultants be accounted for as liability-classified awards. The fair value of the award is remeasured at each financial statement date until the award is exercised or expires. As of March 31, 2009, fully vested stock options to acquire approximately 606,000 shares of common stock held by non-employee consultants were accounted for as liability-classified awards, and remained unexercised.

We use the Black-Scholes option pricing model to value options for employees, as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a four-year period.

A summary of option activity for the quarter ended March 31, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	7,873,464	$5.00
Granted	25,523	0.39
Exercised	—	—
Forfeited	(315,890)	2.23
Expired	(255,558)	9.80

Outstanding at March 31, 2009	7,327,539	$4.93	6.2	$3,895

Vested or expected to vest at March 31, 2009	7,120,985	$5.02	6.1	$3,668

Exercisable at March 31, 2009	4,619,796	$6.63	4.9	$2,760

The weighted average grant-date fair values of options granted during the quarters ended March 31, 2009 and 2008 were $0.33 and $1.34, respectively.

During the first quarter of 2009, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date.

As of March 31, 2009, $2.3 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.32 years.

As of March 31, 2009, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $6,400. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. In accordance with SFAS No. 123R, the fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of nonvested stock activity for the quarter ended March 31, 2009 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	966,450	$1.54
Granted	1,308,130	0.35
Vested	(537,376)	1.97
Forfeited	(43,900)	1.23

Outstanding at March 31, 2009	1,693,304	$0.50

As of March 31, 2009, there was $548,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 1.4 years. The total intrinsic value of shares vested during the quarter ended March 31, 2009 was $251,000.

Cash received from purchases under the 1999 Employee Stock Purchase Plan (the “1999 ESPP”) for the quarter ended March 31, 2009 was approximately $17,000. We issue new shares upon option exercises, purchases under the 1999 ESPP, vesting of nonvested stock, and under the Directors’ Deferred Compensation Plan. During the quarter ended March 31, 2009, 41,300 shares were issued under the 1999 ESPP and approximately 537,000 shares, net of 118,000 shares withheld to cover personal income tax withholding, were issued as a result of the vesting of nonvested stock. The shares withheld were recorded as treasury stock using the cost method, at a weighted average price of $0.47 per share, based on the NASDAQ Global Market closing price on the vesting dates, for a total of approximately $55,000. In addition, during the quarter ended March 31, 2009, approximately 15,000 shares were issued under our Directors’ Deferred Compensation Plan.

The impact on our results of operations from share-based compensation was as follows (in thousands).

	Quarter Ended March 31,
	2009	2008
Research and development	$289	$666
General and administrative	417	1,105

Total share-based compensation expense	$706	$1,771

Note E — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The Court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. The

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

parties recently reached a global settlement of the litigation. On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the defendants, and the defendants would bear no financial liability. The company defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. No accrual has been recorded at March 31, 2009 for this action.

We currently are a party, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Note F — License and Supply Agreements

On July 6, 2006, we and GlaxoSmithKline Biologicals SA (“GSK”) entered into an expanded license agreement (the “GSK license agreement”) and an expanded Manufacturing Technology Transfer and Supply Agreement (the “2006 GSK supply agreement”) for the use of QS-21, an investigational adjuvant used in numerous vaccines under development. Under the terms of the agreements, we agreed to supply QS-21 to GSK through 2014. In addition, we agreed to transfer manufacturing technologies under the 2006 GSK supply agreement. In conjunction with the GSK license agreement and the 2006 GSK supply agreement, we received a $3.0 million up-front non-refundable payment in July 2006. In February 2007, we received and recorded $2.0 million in revenue as a result of the achievement of a milestone related to the transfer of manufacturing technologies to GSK.

On July 20, 2007, we executed a letter with GSK amending the 2006 GSK supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK supply agreement”) reflecting the provisions of the letter.

Accordingly, from the effective date of the letter, GSK has the right to manufacture all of its requirements of commercial grade QS-21. In addition, the parties have amended their purchase and supply obligations with respect to pre-commercial grade QS-21. In accordance with the terms of the Amended GSK supply agreement, upon our election, GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time.

As consideration for our entering into the letter, we received a $2.0 million up-front non-refundable payment from GSK in August 2007, in lieu of a milestone payment that would have otherwise been payable under the 2006 GSK supply agreement. In addition, GSK is obligated to make payments to us totaling $5.25 million through December 2012, for manufacturing profits that were anticipated to have otherwise been earned under the 2006 GSK supply agreement. Except as expressly provided in the Amended GSK supply agreement, all other financial obligations of GSK under the 2006 GSK supply agreement, including royalty payments, remain unchanged. The Amended GSK supply agreement does not affect the rights and obligations of the parties under the July 6, 2006 GSK license agreement.

During each of the quarters ended March 31, 2009 and 2008, we recognized revenue of $332,000 from the amortization of deferred revenue relating to payments received under our license and supply agreement with GSK. Deferred revenue of $4.1 million related to our agreement with GSK is included in deferred revenue on our consolidated balance sheet as of March 31, 2009.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note G — Restructuring Costs

On February 2, 2009, we initiated a plan of restructuring that resulted in a reduction of our workforce by approximately 20%, or 19 positions. We engaged in this workforce reduction in order to reduce operating expenses in light of current market conditions and to focus our resources on near-term commercial opportunities. This restructuring action resulted in total charges of approximately $177,000 in severance and outplacement expenses in the quarter ended March 31, 2009, with $42,000 included in research and development expenses and $135,000 included in general and administrative expenses in our consolidated statement of operations. A summary of these costs is as follows (in thousands):

	Liability at December 31, 2008	Charge to Operations	Amounts Paid	Liability at March 31, 2009
Severance	$—	$150	$(119)	$31
Outplacement	—	27	(10)	17

Total	$—	$177	$(129)	$48

Note H — Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This revised standard expands the types of transactions or other events that will qualify as business combinations and requires that all business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values, with limited exceptions. The standard also requires, among other provisions, that certain contingent assets and liabilities will be recognized at their fair values on the acquisition date. An acquirer will also recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until the contingency is settled. Under SFAS No. 141R, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No 141R did not have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, governs the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control in subsidiaries. The adoption of SFAS No. 160 did not have an impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have an impact on our financial position or results of operations but will require additional disclosure.

In May 2008, the FASB issued FSP APB 14-1, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 as of January 1, 2009 and the effect on our consolidated financial statements is discussed in Note I.

In June 2008, the FASB ratified the consensus in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. We adopted EITF Issue No. 07-5 as of January 1, 2009, which is applicable to our 2006 Notes due to the provisions contained therein that protect the holders from declines in our stock price. EITF Issue No. 07-5 is applied prospectively, with a cumulative effect adjustment recorded to accumulated deficit as of January 1, 2009, as if the standard had been applied to the 2006 Notes since their issuance. See Note I for additional information as to the effect of the adoption of EITF Issue No. 07-5.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R) requires an acquirer to recognize at the acquisition date the fair value of an asset acquired or liability assumed in a business combination that arises from a contingency, if the acquisition-date fair value can be determined during the measurement period. This FSP is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 impacts our accounting for future business combinations, if any.

In April 2009, the FASB also issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have an impact on our financial position or results of operations but will require additional disclosure.

Note I — Convertible Debt

We adopted FSP APB 14-1 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, all prior periods presented herein have been adjusted to apply the new method retrospectively. Under this new method of accounting, the debt and equity components of our 2005 Notes and our 2006 Notes are bifurcated and accounted for separately based on the value and related interest rate of non-convertible debt securities with the same terms. The fair value of a non-convertible debt instrument at the original issuance dates of our 2005 Notes and our 2006 Notes was determined to be $42.6 million and $23.6 million, respectively. The equity (conversion options) components of our convertible debt securities have been included in additional paid-in capital on our consolidated balance sheet and, accordingly, the initial carrying value of the debt securities was reduced by $8.8 million. Our previously reported net loss for the quarter ended March 31, 2008 was increased by $300,000 primarily due to recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount as additional non-cash interest expense. The adoption of FSP APB 14-1 has resulted in a reduction in the carrying value of our convertible debt by approximately $3.7 million as of December 31, 2008. In addition, the adoption of FSP APB 14-1 reduced our deferred debt issuance costs as we were required to allocate an amount related to the conversion option to equity.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As a result of the adoption of EITF Issue No. 07-5, the conversion feature embedded in our 2006 Notes is now treated as a derivative and recorded at its fair value, with period to period changes in the fair value recorded as a gain or loss in our consolidated statement of operations. Accordingly, upon adoption we recorded a reduction to additional paid-in capital of $1.4 million, an increase to debt discount of $1.3 million, a derivative liability of $2.7 million, and a charge to opening accumulated deficit of $21,000; and a charge to other income of $158,000 and $165,000 of non-cash interest expense for the quarter ended March 31, 2009.

Note J — Fair Value Measurements

We measure fair value in accordance with SFAS No. 157. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

We measure our short-term investments and derivative liability at fair value. Our short-term investments are comprised of U.S. Treasury securities that are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1. Our derivative liability is classified within Level 3 because it is valued using a modified Black-Scholes model. Certain inputs into this model were valued using a combination of income and market approaches which are unobservable in the market and are significant.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$10,000	$10,000	$—
Liabilities:
Derivative liability	$2,555	$—	$2,555

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS No. 157, as of March 31, 2009 (amounts in thousands):

Balance, December 31, 2008	$—
Cumulative effect of change in accounting principle – adoption of EITF Issue No. 07-5	2,713
Decline in fair value for the quarter ended March 31, 2009	(158)

Balance, March 31, 2009	$2,555

The decline in fair value of the derivative liability is included in non-operating income in our condensed consolidated statement of operations for the quarter ended March 31, 2009.

Note K — Subsequent Event

In April 2009, we issued 5,929,212 shares of our common stock upon conversion of 2,145 shares of our series B2 convertible preferred stock via cashless conversions. These shares were issued pursuant to an effective registration statement. Upon completion of this conversion, 3,105 shares of our series B2 convertible preferred stock are still outstanding although no further shares can be converted into shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently researching and/or developing technologies and product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our product, Oncophage ® (vitespen), a patient-specific therapeutic cancer vaccine registered for use in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence and under review by the European Medicines Agency for conditional authorization for the treatment of kidney cancer patients with earlier-stage disease. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for the treatment of metastatic melanoma, and it has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications and is currently in a Phase 2 clinical trial in recurrent glioma, a type of brain cancer. Our business activities have included product research and development, intellectual property prosecution, manufacturing therapeutic vaccines for clinical trials, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations.

We have incurred significant losses since our inception. As of March 31, 2009, we had an accumulated deficit of $541.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe, based on our current plans and activities, that our working capital resources at March 31, 2009, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2010. We expect to attempt to raise additional funds in advance of depleting our current funds. Satisfying long-term liquidity needs may require the successful commercialization of (1) our product, Oncophage and/or one or more partnering arrangements for Oncophage, (2) QS-21 by our licensees, and/or (3) potentially other product candidates, and will require additional capital.

On February 2, 2009, we initiated a plan of restructuring that resulted in a reduction of our workforce by approximately 20%, or 19 positions. We engaged in this workforce reduction in order to reduce operating expenses in light of current market conditions and to focus our resources on near-term commercial opportunities. This restructuring action resulted in charges of approximately $177,000 in severance and outplacement expenses in the quarter ended March 31, 2009. All of these expenses resulted in cash outlays, most of which were paid during the quarter ended March 31, 2009.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the FDA granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. Since approval, our focus in Russia has been on pre-commercial launch activities.

In October 2008, we announced the submission of a marketing authorization application to the European Medicines Agency requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. Conditional authorization, a relatively new provision, is reserved for products intended to treat serious and life-threatening diseases where a high unmet medical need currently exists.

In addition, we are exploring the steps necessary to make Oncophage available in other markets outside the United States directly or through one or more partnering arrangements. This exploration process includes formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approval, and/or named patient programs.

Guidance received from past interaction with the FDA indicated that further clinical studies must be conducted to demonstrate the efficacy and safety of Oncophage. At the appropriate time, we intend to seek a meeting with the FDA to discuss the results of the updated analyses from our Phase 3 renal cell carcinoma trial utilizing data through March 2007 to determine whether there is an opportunity to file a biologics license application, or BLA, on the basis of these results with appropriate commitments to conduct further post approval trials. Because the primary evidence of efficacy comes from a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population, this trial is likely not sufficient as sole support for product approval based on existing standards. Furthermore, this trial ultimately may not be sufficient to support approval in additional countries.

On November 20, 2008, we were notified by the Listing Qualifications Staff of NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market based upon our failure to satisfy the $50.0 million minimum market value of listed securities requirement for the previous ten consecutive trading days (pursuant to Rule 4450(b)(1)(A) of the NASDAQ Marketplace Rules). We were granted a thirty calendar-day period to regain compliance with the requirement, and on December 23, 2008, we were notified by NASDAQ that we did not regain compliance. NASDAQ indicated that our common stock was subject to delisting unless we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). We had the hearing at which we presented a plan for regaining compliance with the NASDAQ Marketplace Rules. On March 25, 2009 we received notification that the Panel had determined to transfer our listing to the NASDAQ Capital Market and continue our listing on that market effective with the opening of trading on March 27, 2009. On April 28, 2009, we received notification from NASDAQ of compliance with continued listing standards of the NASDAQ Capital Market. Our shares continue to trade under the ticker “AGEN.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, these statements can be identified by the use of terms like “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “potential,” “opportunity,” “future,” “project,” and similar terms.

Forward-looking statements include, but are not limited to, statements about generating sales from Oncophage in Russia, generating royalty revenue from QS-21 in the 2010 timeframe, our or our partners’ or licensees’ plans for performing plans or timelines for performing and completing research, preclinical studies and clinical trials, and releasing data, plans or timelines for initiating new clinical trials, expectations regarding research, preclinical studies, clinical trials, and regulatory processes (including additional clinical studies for Oncophage in renal cell carcinoma), expectations regarding test results, future product research and development activities, the expected effectiveness of therapeutic drugs, vaccines, and combinations in treating diseases, applicability of our heat shock protein technology to multiple cancers and infectious diseases, competitive position, plans for regulatory filings and meetings with regulatory authorities (including potential requests for meetings with the U.S. Food and Drug Administration regarding Oncophage clinical studies and seeking conditional authorization of Oncophage in Europe and approvals for Oncophage in other markets outside the United States), the sufficiency of our clinical trials in renal cell carcinoma and melanoma, or subgroup analyses of data from these trials, to support a BLA or foreign marketing application for product approval, possible receipt of future regulatory approvals, the performance of collaborative partners in, and revenue expectations from, our strategic license and partnering collaborations, expected liquidity and cash needs, plans to commence, accelerate, decelerate, postpone, discontinue, or resume clinical programs, the rate of our net cash burn (defined as cash used in operating activities plus capital expenditures, debt repayments, and dividend payments), plans for commercial launch, and sales and marketing activities in Russia, implementation of corporate strategy, increased foreign currency exposure when we commercialize in Russia, and future financial performance.

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

Historical Results of Operations

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

Revenue: We generated revenue of $621,000 and $850,000 during the quarters ended March 31, 2009 and 2008, respectively. This decrease in revenue includes a decrease in revenue earned on shipments of QS-21 to our QS-21 licensees in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, primarily due to timing. In the quarters ended March 31, 2009 and 2008, we recorded $380,000 and $358,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 14% to $4.9 million for the quarter ended March 31, 2009 from $5.7 million for the quarter ended March 31, 2008. The decrease includes declines related to our general cost containment efforts, a decline in non-cash share-based compensation expense primarily attributable to a reduction of our stock price quarter over quarter, the decline in shipments of QS-21, and a decline in depreciation and amortization expense.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 26% to $3.9 million for the quarter ended March 31, 2009 from $5.3 million for the quarter ended March 31, 2008. This decrease is largely related to our general cost containment efforts and a decrease in non-cash share-based compensation expense primarily attributable to a decline in our stock price quarter over quarter.

Non-Operating Income: Non-operating income of $158,000 for the quarter ended March 31, 2009 consists primarily of the change in the fair value of our derivative liability since December 31, 2008.

Interest Expense: Interest expense decreased to $1.5 million for the quarter ended March 31, 2009 from $1.6 million for the quarter ended March 31, 2008. This decrease is related to the repurchase of a portion of our 5.25% convertible senior notes due February 2025 during the fourth quarter of 2008. Interest on our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the quarters ended March 31, 2009 and 2008, interest expense included $593,000 and $548,000, respectively, on the 2006 Notes.

Interest Income: Interest income decreased to $67,000 for the quarter ended March 31, 2009 from $351,000 for the same period in 2008. This decrease is attributable to a decrease in our average cash balance coupled with a decrease in interest rates earned on our cash, cash equivalents, and short-term investments. Our average interest rate decreased from 4.1% for the quarter ended March 31, 2008 to 1% for the quarter ended March 31, 2009.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the first quarter of 2009, our focus was primarily on Oncophage, as indicated in the following table (in thousands).

		Quarter Ended March 31,	Year Ended December 31,			Prior to
Research and Development Program	Product	2009	2008	2007	2006	2006	Total
Heat Shock Proteins for Cancer	Oncophage	$4,566	$17,156	$13,970	$19,985	$204,471	$260,148
Heat Shock Proteins for Infectious Diseases	AG-702/707	165	1,377	2,005	1,939	12,127	17,613
Liposomal Cancer Treatments*	Aroplatin	35	865	3,005	2,475	9.092	15,472
Vaccine Adjuvant**	QS-21	96	648	2,064	2,492	4,944	10,244
Other Research and Development Programs		43	617	745	1,752	14,626	17,783

Total Research and Development Expenses		$4,905	$20,663	$21,789	$28,643	$245,260	$321,260

*	Prior to 2001, costs were incurred by Aronex Pharmaceuticals, Inc., a company we acquired in July 2001.
**	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product, Oncophage, and our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring Oncophage and our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the further development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 and Aroplatin are in early-stage clinical development and currently on hold due to cost containment efforts, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 to meet demand, and obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

Product Development Portfolio

Below is a table showing the clinical trials completed or ongoing in our product portfolio.

PRODUCT PIPELINE		Phase 1	Phase 2	Phase 3
Oncophage	Renal cell carcinoma (e)(f)			—

	Metastatic melanoma			—

	Glioma (a)(c)(d)		—

	Colorectal cancer		—

	Non-Hodgkin’s lymphoma		—

	Gastric cancer (a)		—

	Metastatic renal cell carcinoma (b)		—

	Lung cancer		—

	Metastatic melanoma (a)		—

	Pancreatic cancer	—

Aroplatin	Colorectal cancer		—

	Solid malignancies/ Non-Hodgkin’s lymphoma	—

	Solid malignancies	—

AG-707	Genital herpes	—

(a)	Phase 1/2 trials.
(b)	Includes two separate Phase 1/2 and Phase 2 trials.
(c)	Trial is ongoing.
(d)	Investigator-sponsored trial.
(e)	Approved for use in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence.
(f)	A registry to monitor patient survival is on-going.

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

An investigator-sponsored Phase 1/2 clinical trial in recurrent, high-grade glioma is currently our lead ongoing clinical trial. This study is being lead by the Brain Tumor Research Center at the University of California, San Francisco, with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. Phase 1 results, presented at the Society for Neuro-Oncology Annual Meeting Conference, showed that 11 out of 12 patients exceeded the historical median benchmark of 6.5 months survival from time of recurrence. The study also showed that all 12 treated patients demonstrated a significant immune response after vaccination with Oncophage (P < 0.001) and that patients with minimal residual disease at time of first vaccination (n = 7) were more likely to survive beyond nine months compared with patients with significant residual disease. The study has progressed to the Phase 2 portion, which is designed to enroll 30 patients.

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

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the FDA granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. Since approval we have been focusing our efforts in Russia on pre-commercial launch activities.

Prior to commercial launch we, or our distributors, must also obtain import and export approvals from the Russian authorities, as well as complete a number of post approval activities. In addition, since Oncophage can only be manufactured from a patient’s own tumor, patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. Complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. In addition, if we are unable to secure import and export approvals in Russia, establish and execute on successful local distribution arrangements including favorable pricing and payment terms, and/or implement appropriate logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

Even if we successfully meet the logistical and regulatory requirements for Russian launch, the amount of revenue generated, if any, from the sale of Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay for the foreseeable future which may delay or prevent our launch efforts because the ability and willingness of patients to pay is unclear. Many patients will not be capable of paying for Oncophage by themselves. In addition, cost-containment measures by third parties may prevent us from becoming profitable. Because, among other things, we have limited resources and minimal sales and marketing experience, commercial launch of Oncophage has been slow. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

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

In addition, we are exploring the steps necessary to make Oncophage available in other markets outside the United States directly or through one or more partnering arrangements. This exploration process includes formal and informal discussions with international regulatory authorities, key opinion leaders, and consultants with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals, and/or named patient programs.

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

QS-21

QS-21 is an adjuvant, or a substance added to a vaccine and other immunotherapy, that is designed to enhance the body’s immune response to the antigen contained within the treatment. QS-21 is best known for its ability to stimulate antibody, or humoral, immune response, and has also been shown to activate cellular immunity. A natural product, QS-21 is a triterpene glycoside, or saponin, a natural compound purified from the bark of a South American tree called Quillaja saponaria. It is sufficiently characterized with a known molecular structure, thus distinguishing it from other adjuvant candidates, which are typically emulsions, polymers, or biologicals.

QS-21 has been tested in approximately 185 clinical trials involving, in the aggregate, over 10,000 subjects in a variety of cancer indications, infectious diseases, and other disorders. These studies have been carried out by academic institutions located in the United States and internationally. A number of these studies have shown QS-21 to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

A number of pharmaceutical and biotechnology companies have licensed QS-21 for use in vaccines to treat a variety of human diseases. Companies with QS-21 programs include GlaxoSmithKline Biologicals SA (“GSK”) and Elan Corporation, plc, through its affiliate Elan Pharmaceuticals International Limited (“Elan”). In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. There are approximately 15 vaccines currently in clinical development that contain QS-21.

On July 20, 2007, we executed a letter of intent with GSK amending the supply agreement to accelerate GSK’s commercial grade QS-21 manufacturing rights previously granted in July 2006. Accordingly, from the effective date of the letter, GSK has the right to manufacture all of its requirements of commercial grade QS-21. In addition, the parties have amended their purchase and supply obligations with respect to pre-commercial grade QS-21. Also, in accordance with the terms of the letter, upon our election, GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time. On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement reflecting the provisions of the letter. We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and that a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. GSK has initiated a Phase 3 study evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in non-small cell lung cancer. GSK and its research partners have also released data from Phase 2 studies of its malaria vaccine candidate in African infants and young children. GSK has indicated that it intends to proceed into late stage trials of what could be the first malaria vaccine for infants and young children in Africa.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $541.7 million as of March 31, 2009. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through March 31, 2009, we have raised aggregate net proceeds of $476.1 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. As of March 31, 2009, we had debt outstanding of $68.0 million, including $29.6 million of our 2006 Notes and $38.2 million of 5.25% convertible senior notes maturing February 20, 2025, but subject to redemption at the option of the holders or us beginning February 1, 2012.

Based on our current plans and activities, we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $25 million range for the year ending December 31, 2009. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe.

We believe, based on our current plans and activities, that our working capital resources at March 31, 2009, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2010. We closely monitor our cash needs. Should our anticipated revenues for certain of our activities prove to not be commercially feasible by the end of the second quarter of 2009, we may suspend funding of such activities. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2010 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license and/or supply agreements with current collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for Oncophage, successful commercialization of QS-21 by our licensees, and potentially successful commercialization of other product candidates, and will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, efforts to commercialize Oncophage in Russia and other jurisdictions we are currently exploring, as well as supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our current clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $46.8 million over the term of the studies. Through March 31, 2009, we have expensed $46.1 million as research and development expenses and $45.7 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid through March 31, 2009. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product, Oncophage, and our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Our cash, cash equivalents, and short-term investments at March 31, 2009 were $24.6 million, a decrease of $9.9 million from December 31, 2008.

As part of private placement agreements entered into on January 9, 2008 and April 8, 2008, we agreed to register the shares of common stock issued in the equity sales, and the shares of common stock underlying the warrants issued to the investors, with the SEC within contractually specified time periods. We filed registration statements covering all required shares. We have also agreed to use our best efforts to keep the registration statements continuously effective. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placements, we are subject to liquidated damages of up to a maximum of 10% of the aggregate purchase price paid by the investors, or $4.4 million.

During the quarter ended March 31, 2009, the decline in cash and cash equivalents was primarily due to cash being used to finance our operations. Net cash used in operating activities for the quarters ended March 31, 2009 and 2008 was $9.6 million and $9.2 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2010 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Net cash used in investing activities for the quarter ended March 31, 2009 was $5,000 as compared to net cash provided by investing activities of $4.2 million for the quarter ended March 31, 2008. During the quarter ended March 31, 2009, we had minimal net maturities of short-term securities compared with net maturities of short-term securities of $4.2 million during the quarter ended March 31, 2008.

Net cash used in financing activities was $236,000 for the quarter ended March 31, 2009 as compared to net cash provided by financing activities of $25.9 million for the quarter ended March 31, 2008. During the quarter ended March 31, 2008, we raised net proceeds from private placements of $25.8 million. During the quarters ended March 31, 2009 and 2008, proceeds from our employee stock purchase plan totaled $17,000 and $121,000, respectively. In addition, during the quarter ended March 31, 2008, we received proceeds of $44,000 from the exercise of stock options. Dividends paid on our series A convertible preferred stock totaled $198,000 during both periods.

Effective July 19, 2002, we sublet part of our Framingham facility to GTC Biotherapeutics, Inc. (“GTC”), and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham facility to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive base rental payments of approximately $900,000 during the remainder of 2009 and in 2010. The collection of this income, however, is subject to uncertainty.

We are currently involved in certain legal proceedings as detailed in Note E of the notes to our unaudited condensed consolidated financial statements. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This revised standard expands the types of transactions or other events that will qualify as business combinations and requires that all business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values, with limited exceptions. The standard also requires, among other provisions, that certain contingent assets and liabilities will be recognized at their fair values on the acquisition date. An acquirer will also recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until the contingency is settled. Under SFAS No. 141R, acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this standard on January 1, 2009 and it did not have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, governs the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control in subsidiaries. We adopted this standard on January 1, 2009, and it did not have an impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have an impact on our financial position or results of operations, but will require additional disclosure.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

We adopted FSP APB 14-1 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had applicable outstanding convertible debt, as required by this new standard. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, all prior periods presented herein have been adjusted to apply the new method retrospectively. Under this new method of accounting, the debt and equity components of our 2005 Notes and our 2006 Notes are bifurcated and accounted for separately based on the value and related interest rate of non-convertible debt securities with the same terms. The fair value of a non-convertible debt instruments at the original issuance dates of our 2005 Notes and our 2006 Notes was determined to be $42.6 million and $23.6 million, respectively. The equity (conversion options) components of our convertible debt securities have been included in additional paid-in capital on our consolidated balance sheet and, accordingly, the initial carrying value of the debt securities was reduced by $8.8 million. Our previously reported net loss for the quarter ended March 31, 2008 was increased by $300,000 primarily due to recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amount as additional non-cash interest expense. The adoption of FSP APB 14-1 has resulted in a reduction in the carrying value of our convertible debt by approximately $3.7 million as of December 31, 2008. In addition, the adoption of FSP APB 14-1 reduced our deferred debt issuance costs as we were required to allocate an amount related to the conversion option to equity.

In June 2008, the FASB ratified the consensus in Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. We adopted EITF Issue No. 07-5 as of January 1, 2009, which is applicable to our 2006 Notes due to the provisions contained therein that protect the holders from declines in our stock price. As a result of the adoption of EITF Issue No. 07-5, the conversion feature embedded in our 2006 Notes is now treated as a derivative and recorded at its fair value, with period to period changes in the fair value recorded as a gain or loss in our consolidated statement of operations. Accordingly, upon adoption we recorded a reduction to additional paid-in capital of $1.4 million, an increase to debt discount of $1.3 million, a derivative liability of $2.7 million, and a charge to opening accumulated deficit of $21,000; and an increase to other income of $158,000 and $165,000 of non-cash interest expense for the quarter ended March 31, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R) requires an acquirer to recognize at the acquisition date the fair value of an asset acquired or liability assumed in a business combination that arises from a contingency, if the acquisition-date fair value can be determined during the measurement period. This FSP is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 impacts our accounting for future business combinations, if any.

In April 2009, the FASB also issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have an impact on our financial position or results of operations, but will require additional disclosure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the euro and the ruble. There has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2008. However, commercialization of Oncophage in Russia and possible commercialization of Oncophage in other locations outside of the United States could result in increased foreign currency exposure.

We had cash, cash equivalents, and short-term investments at March 31, 2009 of $24.6 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at March 31, 2009; however, we are subject to investment risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the Company can meet its disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation , 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The Court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. The parties recently reached a global settlement of the litigation. On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the defendants, and the defendants would bear no financial liability. The company defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. No accrual has been recorded at March 31, 2009 for this action.

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

From our inception through March 31, 2009, we have generated net losses totaling $541.7 million. Our net losses for the three months ended March 31, 2009 and the years ended December 31, 2008, 2007, and 2006 were $9.5 million, $30.8 million, $37.9 million, and $52.8 million, respectively. We expect to incur significant losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful commercialization of Oncophage and our various product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On March 31, 2009, we had $24.6 million in cash, cash equivalents, and short-term investments. We believe, based on our current plans and activities, that our working capital resources at March 31, 2009, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2010. We expect to attempt to raise additional funds in advance of depleting our current funds. For the three months ended March 31, 2009, our average monthly cash used in operating activities was $3.2 million. We do not anticipate significant capital expenditures during 2009.

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

Many economists have indicated that the United States economy, and possibly the global economy, has entered into a prolonged recession. While the ultimate outcome cannot be predicted, this may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired. The ability of potential patients and/or health care payers to pay for Oncophage treatments could also be adversely impacted, thereby limiting our potential revenue. In addition, any negative impacts from the deterioration in the credit markets and related financial crisis on our collaborative partners could limit potential revenue from our product candidates.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

As of March 31, 2009, the principal portion of our total long-term debt, excluding the current portion, was $67.8 million. Our 2005 Notes do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the 2005 Notes. On each of February 1, 2012, February 1, 2015, and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

At maturity of our 2006 Notes, we may elect to repay the outstanding balance in cash or in common stock, subject to certain limitations. In no event will any of the note holders be obligated to accept equity that would result in them owning in excess of 9.99% of our outstanding common stock at any given time in connection with any conversion, redemption, or repayment of these notes. The 2006 Note agreements include material restrictions on our incurrence of debt and liens while these notes are outstanding, as well as other customary covenants.

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

To date, we have had negative cash flows from operations. For the three months ended March 31, 2009 and the years ended December 31, 2008, 2007, and 2006, net cash used in operating activities was $9.6 million, $28.9 million, $26.7 million, and $44.9 million, respectively. Excluding our 2006 Notes, which mature in 2011 and for which we may elect to pay the interest in cash or additional notes, at our option, and for which the outstanding balance at maturity may be paid in cash or in common stock, subject to certain limitations, and assuming no additional interest-bearing debt is incurred and none of our notes are converted, redeemed, repurchased, or exchanged, our interest payments will be $2.0 million annually during 2009 and thereafter until maturity.

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

If we fail to obtain adequate levels of reimbursement for Oncophage, our product candidates, or the product candidates of our collaborators, there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.

Public and private insurance programs may determine that Oncophage, our product candidates, or the product candidates of our collaborative partners do not come within a category of items and services covered by their insurance plans. Generally, in Russia, Europe, and other countries outside the United States, government-sponsored health care systems pay a substantial share of health care costs, and they may regulate reimbursement levels of our products to control costs. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, and increasingly attempting to limit and/or regulate the reimbursement for medical products. In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to price controls by various mechanisms. Russia is an evolving market and regulatory, legal, and commercial structures are less predictable than in more mature markets. In addition, the reimbursement system in Russia is changing rapidly and has experienced serious funding and administrative problems in its national and regional reimbursement programs. For example, the program known by the Russian acronym of DLO, which was established in January 2005 to provide free-of-charge prescriptions to certain Russians, has substantially delayed payments and covered fewer drugs recently. In addition, the Russian government is attempting to reduce coverage for drugs produced outside of Russia, as they tend to cost more than drugs produced in Russia. Furthermore, it is possible that reimbursement for cancer drugs and other therapeutic areas will not be covered by a newly created system, which may result in uncertainties regarding levels of reimbursement. Drug reimbursement in Russia could continue to undergo change. There can be no assurance regarding the timing, scope, or availability of reimbursement in Russia for Oncophage. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay for the foreseeable future which may delay or prevent our launch efforts, because the ability and willingness of patients to pay is unclear.

It is possible that there will be substantial delays in obtaining coverage of Oncophage, our product candidates, or the product candidates of our collaborative partners, if at all, and that, if coverage is obtained, there may be significant restrictions on the circumstances in which there would be reimbursement. Where government or insurance coverage is available, there may be prohibitive levels of patient coinsurance, making products unaffordable, or limits on the payment amount, which could have a material adverse effect on sales. If we are unable to obtain or retain adequate levels of reimbursement from government or private health plans, our or our collaborative partners’ ability to sell products will be adversely affected. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement will have on sales. Healthcare reform that may emerge from current policy debate may result in deleterious pricing and potential price controls on pharmaceutical and biotech products in the United States, Europe, and elsewhere.

If we fail to comply with regulatory requirements in Russia or elsewhere, if these regulatory requirements change, or if we experience unanticipated regulatory problems, our commercial launch of Oncophage could be prevented or delayed, or Oncophage could be subjected to restrictions, or be withdrawn from the market, or some other action may be taken that may be adverse to our business.

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

Additionally, and as resources allow, we continue to explore potential opportunities to seek product approval in other jurisdictions, including the U.S. and Canada. The probability and timing of submissions and/or approval in any jurisdiction or indication for this product is uncertain. The FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients, some of which were not pre-specified. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval of Oncophage in the United States, and our existing data may not support registration or approval in other territories outside of Russia. Any additional studies may take years to complete and may fail to support regulatory filings for many reasons. In addition, Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. The FDA and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing this novel class of patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts.

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

For Oncophage, we need to develop specialized commercial operations to manage patient-specific ordering, tracking, and control. There are few companies that have developed this expertise and we do not know whether we will be able to establish commercial operations or enter into marketing and sales agreements with others on acceptable terms, if at all.

Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capability, and/or selling and marketing expertise.

Our business and the products in development by our collaborative partners may fail because of intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer, infectious diseases and degenerative disorders. Several of these companies have products that utilize technologies similar to Oncophage and/or patient-specific medicine techniques, such as Dendreon, Oxford BioMedica and its partner Sanofi-Aventis, Nventa (formerly Stressgen), Accentia, and Cell Genesys. Patents have been issued in both the United States and Europe related to Nventa’s heat shock protein technology.

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

Currently, we do not manufacture QS-21 or Aroplatin in our own manufacturing facility. If we choose to manufacture QS-21 or Aroplatin in our own manufacturing facility, the investment of substantial funds and the recruitment of qualified personnel would be required in order to build and/or lease and operate new manufacturing facilities. While we have previously relied on a third-party manufacturer to meet QS-21 supply demands, that supplier currently does not, and may never have the ability to manufacture commercial grade QS-21. Our ability to use GSK as a supplier to meet our other QS-21 licensees’ needs is limited and not desirable to all of our QS-21 licensees. In order to continue to support QS-21 product candidates and Aroplatin development, apply for regulatory approvals, and commercialize these product candidates, we or our licensees or collaborators will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There is no assurance that we or our licensees or collaborators will be successful in these endeavors. If we fail to comply with our obligations in our supply agreements with third parties, we could lose revenue streams that are important to our business.

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

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is also a long, expensive, and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to study structure, conduct, failure to enroll a sufficient number of patients, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. As of March 31, 2009, we have spent approximately 15 years and $260.1 million on our research and development program in heat shock proteins for cancer.

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

We have been engaged in efforts to enter into collaborative agreements with one or more pharmaceutical or larger biotechnology companies to assist us with development and/or commercialization of our product candidates. If we are successful in entering into a collaborative agreement we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant up-front payments or substantial royalty rates. If we fail to enter into collaboration agreements, our efforts to develop and/or commercialize our products or product candidates may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on other financing mechanisms, such as sales of securities, to fund our operations. Sales of certain securities may substantially dilute the ownership of existing stockholders. If we are unable to conclude the sale of such securities, we may become insolvent.

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

In addition, we would consider license and/or co-development opportunities to advance Aroplatin and AG-707. These products are at an early stage, and collaborative partners or licensees may defer discussions until results from early clinical trials become available, or they may not engage in such discussions at all. Further work on these programs is on hold due to cost containment efforts.

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

These development activities may fail to produce marketable products due to unsuccessful results or abandonment of these programs, failure to enter into future collaborations or license agreements, or the inability to manufacture product supply requirements for our collaborators and licensees. For example, in August 2006, Pharmexa A/S announced a decision to cease dosing patients in their Phase 2 clinical trial of their HER-2 Protein AutoVac™ breast cancer vaccine containing our QS-21 adjuvant, after it was determined that the trial was unlikely to meet its primary endpoint. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of collaborative agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing product candidates or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with our collaborators. Such disputes could result in the incurrence of significant expense, or the termination of collaborations. We may be unable to fulfill all of our obligations to our collaborators, which may result in the termination of collaborations. As a result of these factors, our strategic collaborations may not yield revenue. Furthermore, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of securities and would negatively affect our business prospects.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 75 issued United States patents and 101 foreign patents. We also have exclusive rights to 17 pending United States patent applications and 72 pending foreign patent applications. However, we currently do not have any issued patents in Russia covering Oncophage and we may not have rights to Oncophage patents in other territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The Court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Antigenics is not one of the six test cases. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. The parties recently reached a global settlement of the litigation. On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the defendants, and the defendants would bear no financial liability. The company defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. Regardless of the outcome, participation in this lawsuit diverts our management’s time and attention from our business and may result in our paying damages.

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

Antigenics Holdings LLC is a holding company that owns shares of our common stock, and as of March 31, 2009, Antigenics Holdings LLC controlled approximately 17% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings LLC can substantially influence all matters requiring a stockholder vote, including:

•	the election of directors;

•	the amendment of our organizational documents; or

•	the approval of a merger, sale of assets, or other major corporate transaction.

Our Chief Executive Officer directly and indirectly owns approximately 48% of Antigenics Holdings LLC. In addition, several of our directors and officers directly and indirectly own approximately 4% of our outstanding common stock.

The unaffiliated holders of certain convertible securities have the right to convert such securities into a substantial percentage of our outstanding common stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on March 31, 2009, he would have held approximately 11% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings LLC control approximately 25% of our outstanding common stock as of March 31, 2009, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 27%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with Antigenics Holdings LLC. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we issued $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at an initial fixed conversion price of $3.50 per share at the option of the investors. On March 31, 2009, one holder of the 2006 Notes had holdings which, if totally converted into shares of our common stock, would result in this holder owning 6,774,038 shares. If such holder had exercised such conversion right on March 31, 2009, such holder would have owned approximately 9% of our outstanding common stock.

While the 2006 Notes do not carry any voting rights, the common stock issuable upon conversions of such securities do carry the same voting rights as other shares of common stock. The ownership positions following any such conversions, along with any open market purchases by such holders, could provide the holders with the ability to substantially influence the outcome of matters submitted to our stockholders for approval.

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

Between our initial public offering on February 4, 2000 and March 31, 2009, and for the three months ended March 31, 2009, the closing price of our common stock has fluctuated between $0.30 and $52.63 per share and $0.30 and $0.50 per share, respectively, with an average daily trading volume for the three months ended March 31, 2009 of approximately 111,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2009, we had 66,828,540 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of 12,436,831 shares of common stock under our equity incentive plan and certain equity plans that we assumed in the acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 450,000 shares of common stock under our employee stock purchase plan, to permit the sale of 250,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of 17,417,434 shares of common stock pursuant to the private placement agreement dated January 9, 2008 and to permit the sale of 14,000,000 shares of common stock pursuant to the private placement agreement dated April 8, 2008. As of March 31, 2009, an aggregate of 31,383,163 shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2009, options to purchase 7,327,539 shares of our common stock with a weighted average exercise price per share of $4.93 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of March 31, 2009, we have 1,693,304 nonvested shares outstanding.

Our stock may be delisted from the NASDAQ Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “AGEN.” In the event that we fail to satisfy any of the listing requirements, our common stock may be put under review or removed from listing on the NASDAQ Capital Market. On November 20, 2008, we were notified by the Listing Qualifications Staff of NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market based upon our failure to satisfy the $50.0 million minimum market value of listed securities requirement for the previous ten consecutive trading days (pursuant to Rule 4450(b)(1)(A) of the NASDAQ Marketplace Rules). We were granted a thirty calendar-day period to regain compliance with the requirement, and on December 23, 2008, we were notified by NASDAQ that we did not regain compliance. NASDAQ indicated that our common stock would be subject to delisting unless we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). We had the hearing at which we presented a plan for regaining compliance with the NASDAQ Marketplace Rules. On March 25, 2009, we received notification that the Panel had determined to transfer our listing to the NASDAQ Capital Market and continue our listing on that market effective with the opening of trading on March 27, 2009. On April 28, 2009, we received notification from NASDAQ of compliance with continued listing standards of the NASDAQ Capital Market. There is no assurance that we will be able to maintain our listing. For example, in the event that NASDAQ reinstates its minimum share price requirement of $1.00 per share, which has been suspended until July 20, 2009, we may not be able to meet that requirement. The closing price of our common stock on the NASDAQ Capital Market on May 7, 2009 was $0.71 per share.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for the three months ended March 31, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	117,913	(1)	$0.47	N/A	N/A
February 1 – February 28, 2009	—		—	N/A	N/A
March 1 – March 31, 2009	—		—	N/A	N/A

(1)	Represents shares withheld to cover personal income tax withholding for employees upon the vesting of nonvested stock.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

ANTIGENICS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Date: May 11, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 11, 2007 and incorporated herein by reference.

3.2	Third Amended and Restated By-laws of Antigenics Inc. filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q/A (File No. 0-29089) dated November 10, 2008 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Antigenics Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

10.1(1)	Amended and Restated Manufacturing Technology Transfer and Supply Agreement dated January 16, 2009 by and between Antigenics Inc., a Massachusetts corporation and wholly owned subsidiary of Antigenics Inc., a Delaware corporation and GlaxoSmithKline Biologicals SA. Filed herewith.

10.2(1)	Second Amendment to Exhibit A-5 dated January 14, 2009 to Master Services Agreement dated May 24, 2007, between Antigenics Inc. and Raifarm Limited. Filed herewith.

10.3	Summary of oral agreement between Garo H. Armen, Ph.D. and Antigenics, Inc. modifying the base salary of Dr. Armen. Filed in our Current Report on Form 8-K (File No. 0-29089) filed on January 21, 2009 and incorporated herein by reference.

10.4	Amendment of Rights with respect to Events of Default and Issuance of Other Securities by and between Antigenics Inc. and Ingalls & Snyder Value Partners L.P. dated November 11, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(1)	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Securities Exchange Act.