Form 10-Q
period 2010-03-31
ANTIGENICS INC /DE/
filed 2010-05-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Number of shares outstanding of the registrant’s Common Stock as of May 5, 2010: 94,231,519 shares.

Antigenics Inc.

Quarterly Period Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$13,940,063	$20,066,817
Short-term investments	9,997,346	9,998,294
Accounts receivable	306,839	—
Inventories	85,294	324,035
Prepaid expenses	1,096,405	751,960
Other current assets	973,909	391,723

Total current assets	26,399,856	31,532,829
Plant and equipment, net of accumulated amortization and depreciation of $28,964,970 and $28,612,631 at March 31, 2010 and December 31, 2009, respectively	8,219,732	8,891,124
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $5,786,675 and $9,753,106 at March 31, 2010 and December 31, 2009, respectively	413,325	1,319,523
Debt issuance costs, net	259,330	293,575
Other long-term assets	1,255,989	1,264,833

Total assets	$39,120,435	$45,874,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	1,548,229	1,501,902
Accounts payable	431,074	895,338
Accrued liabilities	3,148,717	2,597,056
Other current liabilities	500,161	214,591

Total current liabilities	5,774,242	5,354,948
Convertible senior notes	49,796,803	49,494,119
Deferred revenue	3,002,450	2,976,538
Derivative liability (Note G)	2,993,226	2,665,156
Other long-term liabilities	1,961,732	2,358,293
Commitments and contingencies (Note E) Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2010 and December 31, 2009; liquidation value of $31,817,625 at March 31, 2010	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at March 31, 2010 and December 31, 2009	31	31
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 91,456,077 and 90,015,425 shares issued at March 31, 2010 and December 31, 2009, respectively	914,560	900,154
Additional paid-in capital	546,325,025	544,961,442
Treasury stock, at cost; 260,944 shares of common stock at March 31, 2010 and December 31, 2009	(324,792)	(324,792)
Accumulated deficit	(571,323,158)	(562,512,118)

Total stockholders’ deficit	(24,408,018)	(16,974,967)

Total liabilities and stockholders’ deficit	$39,120,435	$45,874,087

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2010	2009
Revenue	$936,428	$621,354
Operating expenses:
Research and development	(4,631,284)	(4,905,402)
General and administrative	(3,566,097)	(3,903,569)

Operating loss	(7,260,953)	(8,187,617)
Other income (expense):
Non-operating (expense) income	(317,858)	158,010
Interest expense	(1,240,327)	(1,514,241)
Interest income	8,098	67,430

Net loss	(8,811,040)	(9,476,418)
Dividends on series A convertible preferred stock	(197,625)	(197,625)

Net loss attributable to common stockholders	$(9,008,665)	$(9,674,043)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.10)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	90,981,912	66,871,347

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,811,040)	$(9,476,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004,030	1,056,356
Intangible asset impairment	629,382	—
Change in fair value of derivative liability	328,070	(157,889)
Share-based compensation	1,559,584	716,954
Non-cash interest expense	302,684	372,209
Gain on sale of property and equipment	1,501	—
Changes in operating assets and liabilities:
Accounts receivable	(306,839)	—
Inventories	238,741	76
Prepaid expenses	(344,445)	(444,861)
Accounts payable	(464,264)	40,449
Deferred revenue	72,239	(379,874)
Accrued liabilities and other current liabilities	482,626	(946,139)
Other operating assets and liabilities	(582,421)	(416,512)

Net cash used in operating activities	(5,890,152)	(9,635,649)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	10,000,000	5,000,000
Proceeds from sale of property and equipment	24,108	—
Purchases of available-for-sale securities	(9,997,346)	(4,996,967)
Purchases of plant and equipment	(47,186)	(8,400)

Net cash used in investing activities	(20,424)	(5,367)

Cash flows from financing activities:
Deferred equity issuance costs	(46,491)	—
Proceeds from employee stock purchases	27,938	16,933
Treasury stock received to satisfy minimum tax withholding requirements	—	(54,943)
Payment of series A convertible preferred stock dividends	(197,625)	(197,625)

Net cash used in financing activities	(216,178)	(235,635)

Net decrease in cash and cash equivalents	(6,126,754)	(9,876,651)
Cash and cash equivalents, beginning of period	20,066,817	24,469,008

Cash and cash equivalents, end of period	$13,940,063	$14,592,357

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note A — Business, Liquidity and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to as “Antigenics,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product, Oncophage® (vitespen), is a patient-specific therapeutic cancer vaccine registered for use in Russia. As resources allow, we explore potential opportunities to seek product approval in other jurisdictions. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications. It is currently in Phase 2 clinical trials in glioma, a type of brain cancer. Our product candidate portfolio includes (1) QS-21 Stimulon® adjuvant, or QS-21, which is used in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including human immunodeficiency virus, influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis and, (2) AG-707, a therapeutic vaccine program tested in a Phase 1 clinical trial for the treatment of genital herpes. Further internal clinical development of AG-707 is currently on hold due to cost-containment efforts. Further development of Aroplatin™, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, has been discontinued. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations.

Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of $571.3 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources as of March 31, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We closely monitor our cash needs. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the further development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 is in early-stage clinical development and currently on hold due to cost-containment efforts, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. As of March 31, 2010, we had debt outstanding of $52.2 million in principal, including $32.1 million in principal of our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) and $20.0 million in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”), but subject to redemption at the option of the holders or us beginning February 1, 2012. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license and/or supply agreements with current licensees or collaborative partners, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and/or one or more partnering arrangements for Oncophage, vaccines containing QS-21 under development by our licensees, and potentially other product candidates, and will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts previously reported have been adjusted in order to conform to the current period’s presentation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

Note B — Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we have reported a net loss attributable to common stockholders for all annual periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, shares underlying the warrants outstanding or issuable to acquire 22,049,284 shares, the outstanding stock options to acquire 7,282,667 shares, the 674,175 nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, the 3,105 outstanding shares of series B2 convertible preferred stock, and the impact of conversion of our 2005 Notes and our 2006 Notes, are not included in the calculation of diluted net loss per common share.

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	March 31, 2010	December 31, 2009
Work in process	$—	$242
Finished goods	85	82

	$85	$324

Note D — Share-Based Compensation

We use the Black-Scholes option pricing model to value options for employees and non-employees as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a three or four-year period. The non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

A summary of option activity for the three months ended March 31, 2010 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,148,621	$2.93
Granted	1,581,200	0.75
Forfeited	(167,829)	1.73
Expired	(279,325)	3.77

Outstanding at March 31, 2010	7,282,667	$2.45	7.5	$17,154

Vested or expected to vest at March 31, 2010	6,869,121	$2.52	7.4	$16,426

Exercisable at March 31, 2010	3,322,473	$3.64	6.0	$13,340

The weighted average grant-date fair values of options granted during the three months ended March 31, 2010 and 2009 were $0.57 and $0.33, respectively.

During the first three months of 2010, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of March 31, 2010, $1.9 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.0 years.

As of March 31, 2010, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $56,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

A summary of nonvested stock activity for the three months ended March 31, 2010 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	200,029	$1.13
Granted	1,859,844	0.84
Vested	(1,356,608)	0.87
Forfeited	(29,090)	1.25

Outstanding at March 31, 2010	674,175	$0.91

As of March 31, 2010, there was $446,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of shares vested during the three months ended March 31, 2010 was $990,000.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the Directors’ Deferred Compensation Plan and in lieu of 30% of the base salary of our Chief Executive Officer (“CEO”). During the three months ended March 31, 2010, 51,737 shares were issued under the 2009 ESPP, and 1,345,408 shares were issued as a result of the vesting of nonvested stock. In addition, during the three months ended March 31, 2010, 43,507 shares were issued to our CEO in lieu of cash salary.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

The impact on our results of operations from the granting of stock options and nonvested shares was as follows (in thousands).

	Quarter Ended March 31,
	2010	2009
Research and development	$587	$289
General and administrative	973	428

Total share-based compensation	$1,560	$717

Note E — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The Court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Antigenics is not one of the six test cases. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. The company defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any. No accrual has been recorded at March 31, 2010 for this action.

We may currently be, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Note F — Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) revised authoritative guidance on multiple-deliverable revenue arrangements providing a greater ability to separate and allocate arrangement consideration in a multiple-deliverable revenue arrangement by requiring the use of estimated selling prices to allocate arrangement consideration, thereby eliminating the use of the residual method of allocation. The revised guidance also requires expanded qualitative and quantitative disclosures surrounding multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption is permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” issuing Accounting Standard Update (“ASU”) No. 2010-17 Milestone Method of Revenue Recognition, (“ASU 2010-17”), to limit the scope of this ASU to research or development arrangements and require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows. Required disclosure requirements of ASU 2010-06 have been included in Note G.

Note G — Fair Value Measurements

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Assets and liabilities measured at fair value are summarized below (in thousands):

	March 31, 2010		December 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$10,000	—	$10,000	—
Liabilities:
Derivative liability	—	$2,993	—	$2,665

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2010 (amounts in thousands):

Balance, December 31, 2009	$2,665
Increase in fair value for the three months ended March 31, 2010	328

Balance, March 31, 2010	$2,993

The increase in fair value of the derivative liability is included in non-operating expense in our condensed consolidated statement of operations for the three months ended March 31, 2010.

As of March 31, 2010, $20.0 million in principal of the 2005 Notes are outstanding with an estimated fair value of $10.7 million based on the most recent market transactions. As of March 31, 2010, $32.1 million in principal of the 2006 Notes are outstanding. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option is $28.7 million based on a present value methodology.

Note H – Other Intangible Assets

Core and developed technology includes intangibles that arose through our acquisitions. These intangibles are attributable to each of the in-process programs at the time of the mergers as the in-process programs were all partially dependent on core technology that had already proved feasibility. As further development of Aroplatin, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, has been discontinued, we have determined that an impairment has occurred and accordingly have recorded a loss of approximately $630,000 in the three months ended March 31, 2010, representing the net carrying value of the intangible related to liposomal technology at the time development was discontinued. This impairment charge is included in research and development expenses.

Note I — Subsequent Events

Since March 31, 2010, we have issued approximately 2.2 million shares of our common stock in at the market offerings through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. and raised net proceeds of approximately $2.7 million after deducting offering costs of approximately $136,000.

On December 30, 2009, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until June 28, 2010, to regain compliance with the Bid Price Requirement. On April 27, 2010, we were notified by the Staff that the closing bid price of our common stock had been at $1.00 or greater for ten consecutive days, that we had regained compliance with the Bid Price Requirement, and that this matter with the Staff was closed.

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

We have incurred significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of $571.3 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources at March 31, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license and/or supply agreements with current licensees or collaborative partners, (3) completing an outright sale of selected assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Satisfying long-term liquidity needs may require the successful commercialization of (1) our product, Oncophage and/or one or more partnering arrangements for Oncophage, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

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

In October 2008, we announced the submission of a marketing authorization application (“MAA”) to the European Medicines Agency (“EMEA”) requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. On November 20, 2009 we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMEA formally adopted a negative opinion on this MAA. Subsequently we withdrew our application and are now evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma.

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

Guidance received from past interaction with the FDA indicated that an additional Phase 3 clinical study must be conducted to demonstrate the efficacy and safety of Oncophage. Because the primary evidence of efficacy comes from a subgroup analysis of the pre-specified primary and secondary endpoints and was not demonstrated in the intent-to-treat population, our Phase 3 renal cell carcinoma trial is likely not sufficient as sole support for product approval based on existing standards in the United States and potentially in other territories.

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “AGEN.”

On December 30, 2009, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until June 28, 2010, to regain compliance with the Bid Price Requirement. On April 27, 2010, we were notified by the Staff that the closing bid price of our common stock had been at $1.00 or greater for ten consecutive days, that we had regained compliance with the Bid Price Requirement, and that this matter with the Staff was closed.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our business strategy, our research and development efforts, our ability to commercialize our product candidates, our sales and marketing activities in Russia, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

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

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that the Company believes could cause actual results to differ materially from any forward-looking statement in Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

Oncophage® and Stimulon® are registered trademarks of Antigenics and Aroplatin™ is a trademark of Antigenics. All rights reserved.

Results of Operations

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Revenue: We generated revenue of $936,000 and $621,000 during the quarters ended March 31, 2010 and 2009, respectively. Revenue includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees, and royalties earned. This higher revenue in 2010 is primarily due to an increase in shipments of QS-21 to our QS-21 licensees in the quarter ended March 31, 2010 as compared to the same quarter in 2009. In the quarters ended March 31, 2010 and 2009, we recorded revenue of $378,000 and $380,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 6% to $4.6 million for the quarter ended March 31, 2010 from $4.9 million for the quarter ended March 31, 2009. The decrease includes declines related to our general cost-containment efforts and to the status of our products under development partially offset by the increase in shipments of QS-21, an increase in our non-cash share-based compensation expense attributable to the level of awards during the first quarter of 2010, and the impairment charge related to the decline in value of assets related to the discontinuation of development of Aroplatin.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 9% to $3.6 million for the quarter ended March 31, 2010 from $3.9 million for the quarter ended March 31, 2009. This decrease is largely related to our general cost containment efforts partially offset by an increase in our non-cash share-based compensation expense attributable to the level of awards during the first quarter of 2010.

Non-Operating Expense: Non-operating expense of $318,000 for the quarter ended March 31, 2010 consists primarily of the change in the fair value of our derivative liability since December 31, 2009 of $328,000 million primarily due to an increase in our market value since year-end.

Interest Expense: Interest expense decreased to $1.2 million for the quarter ended March 31, 2010 from $1.5 million for the quarter ended March 31, 2009. This decrease is related to the repurchase of a portion of our 2005 Notes during the second quarter of 2009. Interest on our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the quarters ended March 31, 2010 and 2009, interest expense included $641,000 and $593,000, respectively, related to the 2006 Notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the three months ended March 31, 2010, our focus was primarily on Oncophage, as indicated in the following table (in thousands).

	Product	Three Months Ended March 31, 2010	Year Ended December 31,			Prior to 2007	Total
Research and Development Program			2009	2008	2007
Heat Shock Proteins for Cancer	Oncophage	$3,419	$15,309	$17,156	$13,970	$224,456	$274,310
Vaccine Adjuvant*	QS-21	1,106	1,071	648	2,064	7,436	12,325
Heat Shock Proteins for Infectious Diseases	AG-707	34	262	1,377	2,005	14,066	17,744
Other Research and Development Programs		72	261	1,482	3,750	27,945	33,510

Total Research and Development Expenses		$4,631	$16,903	$20,663	$21,789	$273,903	$337,889

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the further development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 is in early-stage clinical development and currently on hold due to cost-containment efforts, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21. Based on the results and subsequent analysis of our most recent Phase 1 study of Aroplatin, we have decided to discontinue further development of this product.

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

An investigator-sponsored Phase 1/2 clinical trial in recurrent, high-grade glioma is currently ongoing. This study is being led by the Brain Tumor Research Center at the University of California, San Francisco (“UCSF”), with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. Phase 1 results, presented at the Society for Neuro-Oncology Annual Meeting Conference in November 2008, showed that Oncophage vaccination following brain cancer surgery increased overall median survival to approximately 10.5 months, with four patients surviving beyond 12 months and one patient surviving almost 2.5 years. The study also showed that all 12 treated patients demonstrated a significant immune response after vaccination with Oncophage (P < 0.001) and that patients with minimal residual disease at time of first vaccination (n = 7) were more likely to survive beyond nine months compared with patients with significant residual disease. The study has progressed to Phase 2, which is designed to enroll 60 patients, and has expanded to include New York-Presbyterian Hospital/Columbia University Medical Center. Interim data from the Phase 2 portion was presented at the Society for Neuro-Oncology meeting in October 2009 which showed a median survival of 10.1 months in the first 20 patients treated with Oncophage, and that to date six patients (30 percent) had survived at or beyond 12 months. This early data shows an improvement in overall survival over the previous long-established historical median survival of 6.5 months, and is also slightly favorable to the recently reported median survival of 9.2 months with Avastin® (bevacizumab) in patients with recurrent high-grade glioma. UCSF also initiated an additional Phase 2 clinical trial in newly diagnosed glioma testing Oncophage in combination with Temodar® (temozolomide).

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

We opened a subsequent protocol that continued to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of Oncophage, followed patients until March 2010, an additional three years from closure of the initial trial, providing more than five years of data collection following the enrollment of the last patient in the trial. At the 2009 American Society of Clinical Oncology annual meeting, we announced results of an interim analysis from this then ongoing global patient survival registry, which showed that patients with kidney cancer at intermediate risk of disease recurrence demonstrated an approximately 46 percent lower risk of death when treated with Oncophage cancer vaccine after surgery compared with no treatment (n = 362; P < 0.05; hazard ratio = 0.54).

In addition to the patient registry, we are initiating a small study in non-metastatic renal cell carcinoma to assess immune response in the intermediate-risk patient population. The results of this continued data collection through the survival registry and ongoing analyses are uncertain, and may not positively affect the acceptability of the overall results of the trial and, even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar applications for product approval outside the United States.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the FDA granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. Since approval we have been focusing our efforts in Russia on commercialization activities.

Our distributor has obtained an import/export license from the Russian Ministry of Industry and Trade, but we, our distributor, or other service providers, must also complete a number of other post-approval activities. Since Oncophage can only be manufactured from a patient’s own tumor, patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. Complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. In addition, if we are unable to maintain local distribution arrangements including favorable pricing and payment terms, and/or appropriate logistical processes for distribution of Oncophage, our commercialization efforts will be adversely affected.

The amount of revenue generated, if any, from the sale of Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay for the foreseeable future, which may delay or prevent our sales efforts because the ability and willingness of patients to pay is unclear. Many patients will not be capable of paying for Oncophage by themselves. In addition, cost-containment measures by third parties may prevent us from becoming profitable. Because, among other things, we have limited resources and minimal sales and marketing experience, commercialization of Oncophage has been slow. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

In October 2008, we announced the submission of a MAA to the EMEA requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. On November 20, 2009 we announced that the CHMP of the EMEA formally adopted a negative opinion on this MAA. Subsequently we withdrew our application. We do not know what impact, if any, this opinion will have on our Russian activities. We are currently evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma.

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

A number of pharmaceutical and biotechnology companies have licensed QS-21 from us for use in vaccines to treat a variety of human diseases. Companies with QS-21 programs include GSK and JANSSEN Alzheimer Immunotherapy, a subsidiary of Johnson & Johnson. In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch, independent of patent life. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. There are approximately 15 vaccines currently in clinical development that contain QS-21. From time to time our collaborators or licensees initiate and/or cease programs containing QS-21. For example, an undisclosed infectious disease Phase 3 program has been recently discontinued by one of our collaborators.

On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement, under which GSK has the right to manufacture all of its requirements of commercial grade QS-21. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time. We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and that a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. GSK has initiated Phase 3 studies evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in non-small cell lung cancer and melanoma. GSK has also initiated a Phase 3 clinical trial in malaria. Revenues recognized with respect to this agreement were $332,000 in the three months ended March 31, 2010 and 2009.

Elan had a commercial license for the use of QS-21in the research and commercialization of products. Effective September 14, 2009, we entered into an Amended and Restated License Agreement (“Amended License Agreement”) with Elan. On September 17, 2009, the Amended License Agreement was assigned to JANSSEN Alzheimer Immunotherapy. Under the terms of the Amended License Agreement assigned to JANSSEN Alzheimer Immunotherapy, they will have the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the Alzheimer’s disease vaccine that contains QS-21 (“Licensed Product”). In addition, pursuant to the terms of the Amended License Agreement, JANSSEN Alzheimer Immunotherapy has the right to manufacture all of its requirements of QS-21 for use in the Licensed Product and we have no further supply obligations. Under the terms of the Amended License Agreement, we are entitled to receive future milestone payments and product royalties in the event of the successful development of the Licensed Product. In 2007, Elan initiated a Phase 2 study of their vaccine. Revenues recognized with respect to this agreement were $32,000 in the three months ended March 31, 2010.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $571.3 million as of March 31, 2010. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through March 31, 2010, we have raised aggregate net proceeds of $494.8 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. On February 26, 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we may sell an aggregate of up to 20 million shares of our common stock from time to time through the Sales Agents. Since March 31, 2010 we issued approximately 2.2 million shares of our common stock in at the market offerings through the Sales Agents and raised net proceeds of approximately $2.7 million after deducting offering costs of approximately $136,000. As of March 31, 2010, we had debt outstanding of $52.2 million in principal, including $32.1 million in principal of our 2006 Notes and $20.0 million in principal of our 2005 Notes, but subject to redemption at the option of the holders or us beginning February 1, 2012. During April 2010 we issued approximately 954,000 shares of our common stock as consideration for the repurchase of $2.3 million in principal of our 2005 Notes including interest bringing our outstanding principal debt balance to $49.9 million.

Our cash, cash equivalents, and short-term investments at March 31, 2010 were $23.9 million, a decrease of $6.1 million from December 31, 2009. Based on our current plans and activities, we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $16 - $18 million range for the year ending December 31, 2010. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2012-2013 timeframe.

We believe that, based on our current plans and activities, our working capital resources at March 31, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We closely monitor our cash needs. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2011 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating license and/or supply agreements with current collaborative partners, (3) completing an outright sale of selected assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for Oncophage, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, efforts to make Oncophage available in Russia and other jurisdictions we are currently exploring, as well as supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.2 million over the term of the studies. Through March 31, 2010, we have expensed $46.2 million as research and development expenses and $46.1 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of March 31, 2010. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the three months ended March 31, 2010 and 2009 was $5.9 million and $9.6 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2012-2013 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

As part of our private placement agreements entered into in 2008 and 2009, we agreed to register the shares of common stock issued in the equity sales, and the shares of common stock underlying certain warrants issued to the investors, with the SEC within contractually specified time periods. We have filed registration statements covering all required shares. We also agreed to use our best efforts to keep the registration statements continuously effective. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placement agreements, or do not maintain our listing on NASDAQ or any electronic bulletin board, we are subject to liquidated damages of up to a maximum of 10% of the aggregate purchase price paid by the investors, or up to $3.8 million.

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

Recent Accounting Pronouncements

In October 2009, the FASB revised authoritative guidance on multiple-deliverable revenue arrangements providing a greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement by requiring the use of estimated selling prices to allocate arrangement consideration, thereby eliminating the use of the residual method of allocation. The revised guidance also requires expanded qualitative and quantitative disclosures surrounding multiple deliverable revenue arrangements. This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption is permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the euro. There has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2009. However, commercialization of Oncophage in Russia and possible commercialization of Oncophage in other locations outside of the United States could result in increased foreign currency exposure.

We had cash, cash equivalents, and short-term investments at March 31, 2010 of $23.9 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at March 31, 2010; however, we are subject to investment risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Executive Officers of the Registrant

Set forth below is certain information regarding our current and certain former executive officers, including their age, as of March 1, 2010:

Name	Age	Title
Garo H. Armen, Ph.D.	57	Chairman of the Board and Chief Executive Officer

Shalini Sharp	35	Vice President and Chief Financial Officer

Christine M. Klaskin	44	Vice President, Finance and Principal Accounting Officer

Karen Valentine	38	Vice President and General Counsel

Kerry A. Wentworth	37	Vice President, Regulatory Affairs & Clinical Operations

GARO H. ARMEN, PH.D. is Chairman and Chief Executive Officer of Antigenics, which he co-founded with Pramod Srivastava in 1994. From mid-2002 through 2004, he was Chairman of the Board of Directors for the biopharmaceutical company Elan Corporation, plc. Dr. Armen is also the founder and President of the Children of Armenia Fund, a charitable organization established in 2000 that is dedicated to the positive development of the children and youth of Armenia. Dr. Armen currently serves on the board of directors of Protagenic Therapeutics, Inc., a privately held biotechnology company.

SHALINI SHARP joined Antigenics in 2003. Prior to this, she was Director of Strategic Planning at Elan Corporation, plc, where she served as Chief of Staff to the Chairman of the Board during the restructuring process and drove to completion a number of strategic corporate and financial transactions. Ms. Sharp was previously a management consultant at McKinsey & Company, specializing in the pharmaceutical and medical device industries. Ms. Sharp received both her bachelor’s degree and MBA from Harvard University.

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

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The Court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Antigenics is not one of the six test cases. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. The company defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” on page 11 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.

From our inception through March 31, 2010, we have incurred net losses totaling $571.3 million. Our net losses for the three months ended March 31, 2010 and the years ended December 31, 2009, 2008, and 2007 were $8.8 million, $30.3 million, $30.8 million, and $37.9 million, respectively. We expect to incur significant losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful commercialization of Oncophage and our various product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On March 31, 2010, we had $23.9 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at March 31, 2010, combined with anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into mid-2011. We expect to attempt to raise additional funds in advance of depleting our current funds. For the three months ended March 31, 2010, our average monthly cash used in operating activities was $2.0 million. We do not anticipate significant capital expenditures during 2010.

We are required to maintain effective registration statements in connection with certain private placement agreements. If we are unable to keep the registration statements continuously effective in accordance with the terms of the private placement agreements, or do not maintain our listing on NASDAQ or any electronic bulletin board, we are subject to liquidated damages penalties of up to a maximum of 10% of the aggregate purchase price paid by the original investors, or up to $3.8 million.

Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. On February 26, 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we may sell an aggregate of up to 20 million shares of our common stock from time to time through the Sales Agents.

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

As of March 31, 2010, the principal portion of our total long-term debt, excluding the current portion, was $52.0 million. Our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the 2005 Notes. On each of February 1, 2012, February 1, 2015, and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium. During April 2010 we issued approximately 954,000 shares of our common stock as consideration for $2.3 million in principal of our 2005 Notes, including interest, bringing our outstanding debt balance to $49.9 million.

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

To date, we have had negative cash flows from operations. For the three months ended March 31, 2010, and the years ended December 31, 2009, 2008, and 2007, net cash used in operating activities was $5.8 million, $24.2 million, $28.9 million, and $26.7 million, respectively. Excluding our 2006 Notes, for which we may elect to pay the interest in cash or additional notes, and assuming no additional interest-bearing debt is incurred and no additional notes are converted, redeemed, repurchased, or exchanged, our cash interest payments will be approximately 900,000 annually thereafter until maturity.

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

Our distributor has obtained an import/export license from the Russian Ministry of Industry and Trade, but we, or our distributor, or other service providers, must also complete a number of other post-approval activities. Since Oncophage can only be manufactured from a patient’s own tumor, patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. Complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. We currently do not have employees, manufacturing, or business operations facilities outside of the United States. We rely significantly on consultants, partners, and other third parties to conduct our sales, marketing, and distribution operations for sales of Oncophage in Russia. In addition, if we are unable to maintain local distribution arrangements including favorable pricing and payment terms, and/or appropriate logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

The amount of revenue generated from Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay for the foreseeable future, which may delay or reduce our sales because the ability and willingness of patients to pay is unclear. In addition, cost-containment measures by third parties may limit our reimbursement and prevent us from becoming profitable. Because we have limited resources and minimal sales and marketing experience, successful commercialization of Oncophage may not materialize. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

On October 20, 2009 the CHMP of the EMEA informed us at an oral hearing to anticipate a negative opinion on our MAA we submitted to the EMEA in October 2008. After its review, in November 2009, the CHMP adopted a negative opinion and subsequently we withdrew our MAA. We do not know what impact, if any, this opinion will have on our Russian activities.

If we fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.

Public and private insurance programs may determine that our product candidates do not come within a category of items and services covered by their insurance plans. In Russia, Europe, and other countries outside the United States, government-sponsored health care systems typically pay a substantial share of health care costs, and they may regulate reimbursement levels of our products to control costs. Government and private third-party payers are increasingly challenging the prices charged for medical products and services, and increasingly attempting to limit and/or regulate the reimbursement for medical products. In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to price controls by various mechanisms. Russia is an evolving market and regulatory, legal, and commercial structures are less predictable than in more mature markets. In addition, the reimbursement system in Russia is changing rapidly and has experienced serious funding and administrative problems in its national and regional reimbursement programs. For example, the program known by the Russian acronym of DLO, which was established in January 2005 to provide free-of-charge prescriptions to certain Russians, has substantially delayed payments and covered fewer drugs recently. In addition, the Russian government is attempting to reduce coverage for drugs produced outside of Russia, as they tend to cost more than drugs produced in Russia. Furthermore, it is possible that reimbursement for cancer drugs and other therapeutic areas will not be covered by a newly created system, which may result in uncertainties regarding levels of reimbursement. Drug reimbursement in Russia could continue to undergo change. There can be no assurance regarding the timing, scope, or availability of reimbursement in Russia for Oncophage. In addition, we do not know the impact, if any, that the opinion received on our MAA in Europe will have on our reimbursement efforts. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay, which may delay or prevent our launch efforts, because the ability and willingness of patients to pay for the product is unclear.

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

We may not be able to make Oncophage available in countries other than Russia or in indications other than renal cell carcinoma.

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

With the registration of Oncophage in Russia, we are focusing our efforts on the commercialization of this product. However, Russia is an evolving market and regulatory, legal, and commercial structures are less predictable than in more mature markets. This unpredictability, as well as potential geopolitical instability in the Russian region, could negatively impact the regulatory and/or commercial environment there, which in turn could have an adverse effect on our business.

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

As we have limited experience with commercial operations, it may be difficult to accurately estimate our costs. We currently do not have employees, manufacturing, or business operations facilities outside of the United States. As we prepare for sales of Oncophage in Russia, and in the event we are able to launch Oncophage in other territories, we will rely significantly on consultants, partners, and other third parties to conduct our sales, marketing, and distribution operations. If these third parties are unable to fulfill their obligations this could have a material adverse effect on our commercialization efforts. If in the future we elect to perform sales, marketing, and distribution functions ourselves, we will face a number of additional risks, including the need to recruit experienced marketing and sales personnel, or incur significant expenditures. In addition, we may need to compete with other companies that have more experienced and better-funded operations. Where we have licensed our products to third-party collaborators or licensees, we will be dependent on their commercial operations, sales and marketing expertise and resources, and any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

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

We are aware of a saponin adjuvant called OPT-821 which is claimed to be identical to QS-21. For example, OPT-821 which was developed by Optimer Pharmaceuticals is being used in ongoing cancer vaccine trials. Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Juvaris, and Dynavax, anti-CTLA-4 antibody, under development by Pfizer and Bristol-Myers Squibb, MF59 and SAF, under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In addition, at least one company, CSL Limited, as well as academic institutions, are developing saponin adjuvants, including derivatives and synthetic formulations.

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

If the demand for Oncophage is substantially greater than we anticipate, or if one of our product candidates or our licensees’ product candidates nears marketing approval or is approved for sale, we may be required to manufacture more product than we currently have capacity for. With higher manufacturing loads, we may experience higher manufacturing failure rates than we have in the past. We currently manufacture Oncophage in our Lexington, Massachusetts facility and we intend to continue using this facility to manufacture Oncophage to satisfy all demands for product. While we believe we will be able to cover all Oncophage demands in the near term, there is no guarantee that we will be able to meet any unanticipated increase in demand, and a failure to do so could adversely affect our business. Such demand may also limit our ability to manufacture Oncophage in support of clinical trials, and this could cause a delay or failure in our Oncophage programs. Manufacturing of Oncophage is complex, and various factors could cause delays or an inability to supply vaccine. Deviations in the processes controlling manufacture could result in production failures.

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

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. As of March 31, 2010, we have spent approximately 16 years and $274.3 million on our research and development program in heat shock proteins for cancer.

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

Our existing Oncophage data may not support registration or approval for Oncophage in territories outside of Russia, including in the U.S. or Europe. Any additional studies may take years to complete and may fail to support regulatory filings for many reasons. In October 2008, we submitted a MAA to the EMEA, requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. After its review the CHMP of the EMEA adopted a negative opinion on this MAA and subsequently we withdrew our application. We are currently evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma. If we continue to pursue a MAA for Oncophage with the EMEA, there is a high level of uncertainty regarding the probability and timing of a favorable outcome. In addition, even if we continue this pursuit, Oncophage may not achieve approval in Europe. Additionally, the FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients, some of which were not pre-specified. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval of Oncophage in the United States. Furthermore, regulatory authorities, including the FDA and the EMEA, may have varying opinions of our product characterization, preclinical and clinical trial data for our other product candidates, which could delay, limit, or prevent regulatory approval or clearance. Delays or difficulties in obtaining regulatory approvals or clearances for Oncophage and/or our product candidates may:

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

While we have been pursuing these business development efforts for several years, we have not entered into a collaboration agreement relating to the potential development or commercialization of Oncophage. Due to the announcements in March 2006 that part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint in the intent to treat population, and in November 2009 that the CHMP adopted a negative opinion on our MAA, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many companies may be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all. In the absence of such data, potential collaborative partners may demand economic terms that are unfavorable to us, or may be unwilling to collaborate with us at all. Even if Oncophage generates favorable clinical data over the next several years, we may not be able to negotiate a collaborative transaction at all, or negotiate one that provides us with favorable economic terms.

In addition, we would consider license and/or co-development opportunities to advance Aroplatin and AG-707. These products are at an early stage, and collaborative partners or licensees may defer discussions until results from early clinical trials become available, or they may not engage in such discussions at all. Further internal clinical development of AG-707 is currently on hold due to cost-containment efforts. Further internal development of Aroplatin has been discontinued.

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

These development activities may fail to produce marketable products due to unsuccessful results or abandonment of these programs, failure to enter into future collaborations or license agreements, or the inability to manufacture product supply requirements for our collaborators and licensees. For example, recently, an undisclosed infectious disease Phase 3 program has been discontinued by one of our collaborators and in August 2006, Pharmexa A/S announced a decision to cease dosing patients in their Phase 2 clinical trial of their HER-2 Protein AutoVac™ breast cancer vaccine containing our QS-21 adjuvant, after it was determined that the trial was unlikely to meet its primary endpoint. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of collaborative agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to devote resources to these arrangements or, under certain circumstances, may terminate these arrangements early. They may cease pursuing product candidates or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with our collaborators or licensees. Such disputes could result in the incurrence of significant expense, or the termination of collaborations. We may be unable to fulfill all of our obligations to our collaborators, which may result in the termination of collaborations. As a result of these factors, our strategic collaborations may not yield revenue. Furthermore, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations would increase our need to fund our operations through sales of debt or equity securities and would negatively affect our business prospects.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 74 issued United States patents and 116 issued foreign patents. We also have exclusive rights to 8 pending United States patent applications and 50 pending foreign patent applications. However, we currently do not have any issued patents in Russia covering Oncophage and we may not have rights to Oncophage patents in other territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The Court preliminarily approved the settlement in August 2005. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Antigenics is not one of the six test cases. Class certification had been one of the conditions of the settlement. Accordingly, on June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. The company defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Antigenics Holdings LLC is a holding company that owns shares of our common stock, and as of March 31, 2010, Antigenics Holdings LLC controlled approximately 12% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings LLC can substantially influence all matters requiring a stockholder vote, including:

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on March 31, 2010, he would have held approximately 8% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings LLC control approximately 18% of our outstanding common stock as of March 31, 2010, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 20%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with Antigenics Holdings LLC. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we issued $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at a conversion price of $3.00 per share at the option of the investors. On March 31, 2010, one holder of the 2006 Notes had holdings which, if totally converted into shares of our common stock, would result in this holder owning approximately 8,548,000 shares. If such holder had exercised such conversion right on March 31, 2010, such holder would have owned approximately 9% of our outstanding common stock.

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

Between our initial public offering on February 4, 2000 and March 31, 2010, and for the three months ended March 31, 2010, the closing price of our common stock has fluctuated between $0.30 and $52.63 per share and $0.60 and $1.05 per share, respectively. The average daily trading volume for the three months ended March 31, 2010 was approximately 736,411 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2010, we had approximately 91,195,000 shares of common stock outstanding. All of these shares are eligible for sale on The NASDAQ Capital Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 25,437,000 shares of common stock under our equity incentive plan and certain equity plans that we assumed in our acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 1,000,000 shares of common stock under our employee stock purchase plan, to permit the sale of 450,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of 17,417,434 shares of common stock pursuant to the private placement agreement dated January 9, 2008, to permit the sale of 14,000,000 shares of common stock pursuant to the private placement agreement dated April 8, 2008, to permit the sale of 9,673,900 shares of common stock pursuant to a private placement agreement dated July 30, 2009 and to permit the sale of 8,552,632 shares of common stock pursuant to a private placement agreement dated August 3, 2009. As of March 31, 2010, an aggregate of 39.7 million shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2010, options to purchase 7,282,667 shares of our common stock with a weighted average exercise price per share of $2.45 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of March 31, 2010, we have 674,175 nonvested shares outstanding.

Our stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “AGEN.” In the event that we fail to satisfy any of the listing requirements, our common stock may be put under review or removed from the listing on The NASDAQ Capital Market. On December 30, 2009, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) indicating that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until June 28, 2010, to regain compliance with the Bid Price Requirement. On April 27, 2010, we were notified by the Staff that the closing bid price of our common stock had been at $1.00 or greater for ten consecutive days, that we had regained compliance with the Bid Price Requirement, and that this matter with the Staff was closed.

We cannot guarantee that the bid price of our common stock will continue to close at prices above $1.00 per share. If we experience another failure to meet the Bid Price Requirement, the Staff may establish another 180 calendar day compliance period. If compliance is not demonstrated within the applicable compliance period, the Staff will notify us that our securities will be delisted from The NASDAQ Capital Market. However, we may appeal the Staff’s determination to delist our securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on The NASDAQ Capital Market. There can be no assurance that we will meet the requirements for continued listing on The NASDAQ Capital Market or whether any appeal would be granted by the Hearings Panel.

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

Date: May 7, 2010	ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 11, 2007 and incorporated herein by reference.

3.2	Third Amended and Restated By-laws of Antigenics Inc. filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q/A (File No. 0-29089) dated November 10, 2008 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Antigenics Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

4.1	Form of 6 Month Warrant under the Securities Purchase Agreement dated July 30, 2009. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 3, 2009 and incorporated herein by reference.

4.2	Form of 4 Year Warrant under the Securities Purchase Agreement dated July 30, 2009. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) filed on August 3, 2009 and incorporated herein by reference.

4.3	Waiver of Rights Upon Issuance of Other Securities dated July 29, 2009 between Antigenics Inc. and Ingalls & Snyder Value Partners L.P. Filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) dated September 30, 2009 and incorporated herein by reference.

4.4	Form of 6 Month Warrant under the Securities Purchase Agreement dated August 3, 2009. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2009 and incorporated herein by reference.

4.5	Form of 4 Year Warrant under the Securities Purchase Agreement dated August 3, 2009. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2009 and incorporated herein by reference.

4.6	Waiver of Rights Upon Issuance of Other Securities dated August 3, 2009 between Antigenics Inc. and Ingalls & Snyder Value Partners L.P. Filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q (File No. 0-29089) dated September 30, 2009 and incorporated herein by reference.

10.1	At Market Issuance Sales Agreement dated February 26, 2010 between Antigenics Inc. and McNicoll, Lewis & Vlak LLC and Wm Smith & Co. Filed as Exhibit 1.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 1, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.