Form 10-Q
period 2010-06-30
ANTIGENICS INC /DE/
filed 2010-08-06
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Number of shares outstanding of the registrant’s Common Stock as of August 3, 2010: 98,800,544 shares.

Antigenics Inc.

Quarterly Period Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$18,746,057	$20,066,817
Short-term investments	9,995,892	9,998,294
Accounts receivable	17,500	—
Inventories	90,831	324,035
Prepaid expenses	860,314	751,960
Other current assets	587,364	391,723

Total current assets	30,297,958	31,532,829
Plant and equipment, net of accumulated amortization and depreciation of $29,510,118 and $28,612,631 at June 30, 2010 and December 31, 2009, respectively	7,517,769	8,891,124
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $5,941,675 and $9,753,106 at June 30, 2010 and December 31, 2009, respectively	258,325	1,319,523
Debt issuance costs, net	204,058	293,575
Other long-term assets	1,255,990	1,264,833

Total assets	$42,106,303	$45,874,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	1,447,698	1,501,902
Accounts payable	335,320	895,338
Accrued liabilities	2,399,678	2,597,056
Other current liabilities	517,964	214,591

Total current liabilities	4,846,721	5,354,948
Convertible senior notes	49,193,038	49,494,119
Deferred revenue	2,725,042	2,976,538
Derivative liability (Note G)	3,176,836	2,665,156
Other long-term liabilities	1,907,869	2,358,293
Commitments and contingencies (Note E)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2010 and December 31, 2009; liquidation value of $31,817,625 at June 30, 2010	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at June 30, 2010 and December 31, 2009	31	31
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 98,953,425 and 90,015,425 shares issued at June 30, 2010 and December 31, 2009, respectively	989,534	900,154
Additional paid-in capital	555,886,628	544,961,442
Treasury stock, at cost; 260,944 shares of common stock at June 30, 2010 and December 31, 2009	(324,792)	(324,792)
Accumulated deficit	(576,294,920)	(562,512,118)

Total stockholders’ deficit	(19,743,203)	(16,974,967)

Total liabilities and stockholders’ deficit	$42,106,303	$45,874,087

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product revenue	$35,000	$—	$35,000	$—
Research and development revenue	770,171	1,269,836	1,706,599	1,891,190

Total revenues	805,171	1,269,836	1,741,599	1,891,190

Operating expenses:
Cost of goods sold	57,898	—	57,898	—
Research and development	2,628,896	5,027,709	7,260,180	9,933,111
General and administrative	2,767,354	4,169,520	6,333,451	8,073,089

Operating loss	(4,648,977)	(7,927,393)	(11,909,930)	(16,115,010)
Other income (expense):
Non-operating income (expense)	880,992	(2,798,406)	563,134	(2,640,396)
Interest expense	(1,214,412)	(1,398,366)	(2,454,739)	(2,912,607)
Interest income	10,635	36,372	18,733	103,802

Net loss	(4,971,762)	(12,087,793)	(13,782,802)	(21,564,211)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(395,250)	(395,250)

Net loss attributable to common stockholders	$(5,169,387)	$(12,285,418)	$(14,178,052)	$(21,959,461)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.05)	$(0.17)	$(0.15)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	95,754,625	73,121,917	93,381,452	70,013,898

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,782,802)	$(21,564,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,881,200	2,093,802
Intangible asset impairment	629,382	—
Change in fair value of derivative liability	511,680	4,809,568
Share-based compensation	2,052,778	2,442,469
Net gain on extinguishment of debt	(1,063,746)	(2,486,563)
Non-cash interest expense	1,913,235	2,187,219
Loss on sale of property and equipment	24,378	—
Loss on monetization of receivable	—	317,512
Changes in operating assets and liabilities:
Accounts receivable	(17,500)	(443,434)
Inventories	233,204	8,897
Prepaid expenses	(108,354)	(410,993)
Accounts payable	(560,018)	158,837
Deferred revenue	(305,700)	(730,582)
Accrued liabilities and other current liabilities	(279,674)	(979,258)
Other operating assets and liabilities	(298,885)	(494,262)

Net cash used in operating activities	(9,170,822)	(15,090,999)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	20,000,000	15,000,000
Collection of receivable from sale of patent applications	—	2,337,475
Proceeds from sale of property and equipment	35,800	—
Purchases of available-for-sale securities	(19,993,238)	(9,995,071)
Purchases of plant and equipment	(69,217)	(27,064)

Net cash (used in) provided by investing activities	(26,655)	7,315,340

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,244,029	—
Proceeds from exercise of stock options	—	54,000
Payment of long-term debt	—	(255,000)
Proceeds from employee stock purchases	27,938	16,933
Treasury stock received to satisfy minimum tax withholding requirements	—	(54,943)
Payment of series A convertible preferred stock dividends	(395,250)	(395,250)

Net cash provided by (used in) financing activities	7,876,717	(634,260)

Net decrease in cash and cash equivalents	(1,320,760)	(8,409,919)
Cash and cash equivalents, beginning of period	20,066,817	24,469,008

Cash and cash equivalents, end of period	$18,746,057	$16,059,089

Non-cash investing and financing activities:
Issuance of senior secured convertible notes as payment in-kind for interest	$1,282,190	$1,185,456
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	$1,125,918	$13,114,614

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note A — Business, Liquidity and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to as “Antigenics,” the “Company,” “we,” “us,” and “our”) is a biotechnology company focused on developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product, Oncophage® (vitespen), is a patient-specific therapeutic cancer vaccine registered for use in Russia. As resources allow, we explore potential opportunities to seek product approval in other jurisdictions. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications. It is currently in Phase 2 clinical trials in glioma, a type of brain cancer. Our product candidate portfolio includes (1) QS-21 Stimulon® adjuvant, or QS-21, which is used in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including human immunodeficiency virus, cancer, Alzheimer’s disease, malaria, and tuberculosis and, (2) AG-707, a therapeutic vaccine program tested in a Phase 1 clinical trial for the treatment of genital herpes. Further clinical development of AG-707 will be pursued if a development partnership can be successfully concluded. Further development of Aroplatin™, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, has been discontinued. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations.

Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of June 30, 2010, we had an accumulated deficit of $576.3 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We closely monitor our cash needs and we believe that, based on our current plans and activities, our working capital resources as of June 30, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 is in early-stage clinical development and requires a partner for further development, we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. As of June 30, 2010, we had debt outstanding of $51.2 million in principal, including $33.3 million in principal of our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) and $17.7 million in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”), which are subject to redemption at the option of the holders or us beginning February 1, 2012. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating third party agreements, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Satisfying long-term liquidity needs may require the successful commercialization of our product, Oncophage, and/or one or more partnering arrangements for Oncophage, vaccines containing QS-21 under development by our licensees, and potentially other product candidates, and will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Note B — Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we have reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, shares underlying the warrants outstanding or issuable to acquire 22,049,284 shares, the outstanding stock options to acquire 7,237,071 shares, the 662,828 nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, the 3,105 outstanding shares of series B2 convertible preferred stock, and the impact of conversion of our 2005 Notes and our 2006 Notes, are not included in the calculation of diluted net loss per common share.

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands).

	June 30, 2010	December 31, 2009
Work in process	$—	$242
Finished goods	91	82

	$91	$324

Note D — Share-Based Compensation

We use the Black-Scholes option pricing model to value options for employees and non-employees as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a three or four-year period. The non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options are exercised or expire, by changes in the fair value of our common stock.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

A summary of option activity for the six months ended June 30, 2010 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,148,621	$2.93
Granted	1,851,700	0.80
Forfeited	(167,829)	1.73
Expired	(595,421)	4.66

Outstanding at June 30, 2010	7,237,071	$2.27	7.7	$114,662

Vested or expected to vest at June 30, 2010	6,891,368	$2.32	7.6	$100,445

Exercisable at June 30, 2010	3,440,646	$3.22	6.7	$24,771

The weighted average grant-date fair values of options granted during the six months ended June 30, 2010 and 2009 were $0.61 and $1.33, respectively.

During the first six months of 2010, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of June 30, 2010, $1.8 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.0 years.

As of June 30, 2010, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $83,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

A summary of nonvested stock activity for the six months ended June 30, 2010 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	200,029	$1.34
Granted	1,909,844	0.82
Vested	(1,417,961)	0.86
Forfeited	(29,084)	1.25

Outstanding at June 30, 2010	662,828	$0.85

As of June 30, 2010, there was $390,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of shares vested during the six months ended June 30, 2010 was $1.1 million.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the Directors’ Deferred Compensation Plan and in lieu of 30% of the base salary of our Chief Executive Officer (“CEO”). During the six months ended June 30, 2010, 51,737 shares were issued under the 2009 ESPP, and 1,417,961 shares were issued as a result of the vesting of nonvested stock. In addition, during the six months ended June 30, 2010, 78,050 shares were issued to our CEO in lieu of cash salary.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The impact on our results of operations from the granting of stock options and nonvested shares was as follows (in thousands).

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$153	$682	$740	$971
General and administrative	340	1,043	1,313	1,471

Total share-based compensation expense	$493	$1,725	$2,053	$2,442

Note E — Commitments and Contingencies

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering have been named as defendants in a federal civil class action lawsuit pending in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pre-trial purposes. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. Dr. Armen has been dismissed without prejudice from the lawsuit pursuant to a stipulation. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. The company defendants, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any. No accrual has been recorded at June 30, 2010 for this action.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition” issuing Accounting Standard Update (“ASU”) No. 2010-17 Milestone Method of Revenue Recognition, to limit the scope of this ASU to research or development arrangements and require that guidance in this ASU be met for an entity to apply the milestone method (which allows entities to record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows. Required disclosure requirements of ASU 2010-06 have been included in Note G.

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

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Assets and liabilities measured at fair value are summarized below (in thousands):

	June 30, 2010		December 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$9,996	—	$9,998	—
Liabilities:
Derivative liability	—	$3,177	—	$2,665

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2010 (amounts in thousands):

Balance, December 31, 2009	$2,665
Increase in fair value for the six months ended June 30, 2010	512

Balance, June 30, 2010	$3,177

The increase in fair value of the derivative liability is included in non-operating expense in our condensed consolidated statement of operations for the quarter and six months ended June 30, 2010.

As of June 30, 2010, $17.7 million in principal of the 2005 Notes are outstanding with an estimated fair value of $8.5 million based on the most recent market transactions. As of June 30, 2010, $33.3 million in principal of the 2006 Notes are outstanding. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option is $29.9 million based on a present value methodology.

Note H — Other Intangible Assets

Core and developed technology includes intangibles that arose through our acquisitions. These intangibles are attributable to each of the in-process programs at the time of the mergers as the in-process programs were all partially dependent on core technology that had already proved feasibility. As further development of Aroplatin, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, has been discontinued, we have determined that an impairment has occurred and accordingly have recorded a loss of approximately $630,000 in the six months ended June 30, 2010, representing the net carrying value of the intangible related to liposomal technology at the time development was discontinued. This impairment charge is included in research and development expenses.

Note I — Equity

During the six months ended June 30, 2010, we issued approximately 6.4 million shares of our common stock in at the market offerings through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. and raised net proceeds of approximately $8.2 million after deducting offering costs of approximately $312,000.

Note J — Subsequent Event

On July 20, 2010, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until January 18, 2011, to regain compliance with the Bid Price Requirement. After the initial 180 calendar day period, we may be eligible for an additional 180 day compliance period to regain compliance with the Bid Price Requirement, assuming we meet The NASDAQ Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 5505, excluding the Bid Price Requirement. To regain compliance with the minimum bid price continued listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. The Staff may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current research and/or development activities are focused on developing technologies and product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our product, Oncophage® (vitespen), a patient-specific therapeutic cancer vaccine registered for use in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence. As resources allow, we explore potential opportunities to make Oncophage available in other jurisdictions. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for the treatment of metastatic melanoma, and it has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications and is currently in Phase 2 clinical trials in glioma, a type of brain cancer. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations.

We have incurred significant losses since our inception. As of June 30, 2010, we had an accumulated deficit of $576.3 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources at June 30, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating third party agreements, (3) completing an outright sale of selected assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Satisfying long-term liquidity needs may require the successful commercialization of (1) our product, Oncophage and/or one or more partnering arrangements for Oncophage, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the FDA granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. In addition, we are exploring the steps necessary to make Oncophage available in other markets directly through one or more partnering arrangements.

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

On July 20, 2010, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) that we are not in compliance with the Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until January 18, 2011, to regain compliance with the Bid Price Requirement. After the initial 180 calendar day period, we may be eligible for an additional

180 day compliance period to regain compliance with the Bid Price Requirement, assuming we meet The NASDAQ Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 5505, excluding the Bid Price Requirement. To regain compliance with the minimum bid price continued listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. The Staff may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

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

Results of Operations

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Revenue: We generated revenue of $805,000 and $1.3 million during the quarters ended June 30, 2010 and 2009, respectively. Revenue includes revenue earned on shipments of QS-21 to our QS-21 licensees, license fees, and royalties earned and additionally in 2010, modest sales revenue from shipments of Oncophage. This decreased revenue in 2010 is due primarily to a decrease in shipments of QS-21 to our QS-21 licensees in the quarter ended June 30, 2010 as compared to the same quarter in 2009. In the quarters ended June 30, 2010 and 2009, we recorded revenue of $388,000 and $381,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 48% to $2.6 million for the quarter ended June 30, 2010 from $5.0 million for the quarter ended June 30, 2009. The decrease resulted from declines in spending related to our general cost-containment efforts and to the status of our products under development and a decrease in our non-cash share-based compensation expense, which is primarily attributable to our reduced stock price quarter to quarter and its impact on the grant date fair value of the awards.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 34% to $2.8 million for the quarter ended June 30, 2010 from $4.2 million for the quarter ended June 30, 2009. This decrease is largely related to our general cost containment efforts and a decrease in our non-cash share-based compensation expense attributable to a decline in our stock price quarter to quarter and the number of awards during the second quarter of 2009.

Non-Operating Income (Expense): Non-operating income of $881,000 for the quarter ended June 30, 2010, consists of a $1.1 million net gain on the extinguishment of a portion of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) partially offset by the change in the fair value of our derivative liability since March 31, 2010 of $184,000. The change in our derivative liability is primarily due to an increase in our market value since March 31, 2010. For the quarter ended June 30, 2009, non-operating expense of $2.8 million consisted primarily of a $5.0 million change in the fair value of our derivative liability since March 31, 2009, partially offset by a net gain of $2.5 million on the extinguishment of a portion of our 2005 Notes.

Interest Expense: Interest expense decreased to $1.2 million for the quarter ended June 30, 2010 from $1.4 million for the quarter ended June 30, 2009. This decrease is related to the repurchase of a portion of our 2005 Notes during the second quarter of 2009. Interest on our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the quarters ended June 30, 2010 and 2009, interest expense included $641,000 and $593,000, respectively, which was paid in the form of issuing additional 2006 Notes.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue: We generated revenue of $1.7 million and $1.9 million during the six months ended June 30, 2010 and 2009, respectively. This decreased revenue in 2010 is due primarily to fewer shipments of QS-21 to our QS-21 licensees in the quarter ended June 30, 2010 as compared to the same quarter in 2009. In the six months ended June 30, 2010 and 2009, we recorded revenue of $770,000 and $761,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expense decreased 27% to $7.3 million for the six months ended June 30, 2010 from $9.9 million for the six months ended June 30, 2009. The decrease resulted from declines in spending related to our general cost-containment efforts and to the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 22% to $6.3 million for the six months ended June 30, 2010 from $8.1 million for the six months ended June 30, 2009. This decrease is largely related to our general cost-containment efforts and a decrease in non-cash share-based compensation expense primarily attributable to a decline in our stock price year over year.

Non-Operating Income (Expense): Non-operating income of $563,000 for the six months ended June 30, 2010 consists of the net gain of $1.1 million on the extinguishment of a portion of our 2005 Notes partially offset by the change in the fair value of our derivative liability since December 31, 2009 of $512,000. The change in our derivative liability is primarily due to an increase in our market value since December 31, 2009. Non-operating expense of $2.6 million for the six months ended June 30, 2009 consists of the change in the fair value of our derivative liability of $4.8 million primarily due to an increase in our market value since December 31, 2008 partially offset by the net gain of $2.5 million on the extinguishment of a portion of our 2005 Notes.

Interest Expense: Interest expense decreased 14% to $2.5 million for the six months ended June 30, 2010 from $2.9 million for the six months ended June 30, 2009. This decrease is related to the repurchase of a portion of our 2005 Notes during the second quarter of 2009. Interest on our 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the six months ended June 30, 2010 and 2009, interest expense included $1.3 million and $1.2 million, respectively, which was paid in the form of issuing additional 2006 Notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the six months ended June 30, 2010, our focus was primarily on Oncophage, as indicated in the following table (in thousands).

Research and Development Program	Product	Six Months Ended June 30, 2010	Year Ended December 31,			Prior to 2007	Total
			2009	2008	2007
Heat Shock Proteins for Cancer	Oncophage	$5,936	$15,309	$17,156	$13,970	$224,456	$276,827
Vaccine Adjuvant*	QS-21	1,157	1,071	648	2,064	7,436	12,376
Heat Shock Proteins for Infectious Diseases	AG-707	86	262	1,377	2,005	14,066	17,796
Other Research and Development Programs		81	261	1,482	3,750	27,945	33,519

Total Research and Development Expenses		$7,260	$16,903	$20,663	$21,789	$273,903	$340,518

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 is in early-stage clinical development and requires a partner for further development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore are unable to determine, when, if ever, material cash inflows from operating activities are likely to commence. Programs involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21. Based on the results and subsequent analysis of our most recent Phase 1 study of Aroplatin, we have decided to discontinue further development of this product.

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

An investigator-sponsored Phase 1/2 clinical trial in recurrent, high-grade glioma is currently ongoing. This study is being led by the Brain Tumor Research Center at the University of California, San Francisco (“UCSF”), with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. Phase 1 results, presented at the Society for Neuro-Oncology Annual Meeting Conference in November 2008, showed that Oncophage vaccination following brain cancer surgery increased overall median survival to approximately 10.5 months, with four patients surviving beyond 12 months and one patient surviving almost 2.5 years. The study also showed that all 12 treated patients demonstrated a significant immune response after vaccination with Oncophage (P < 0.001) and that patients with minimal residual disease at time of first vaccination (n = 7) were more likely to survive beyond nine months compared with patients with significant residual disease. The study has progressed to Phase 2, which is designed to enroll approximately 50 patients, and has expanded to include New York-Presbyterian Hospital/Columbia University Medical Center and University Hospitals/Case Western Reserve. Data from the Phase 2 portion was presented at the International Conference on Brain Tumor Research and Therapy in May 2010, which showed a median survival of over 10 months to date with approximately 70 percent of patients surviving beyond 9 months, and over 41 percent surviving at least a year. This data shows an improvement in overall survival over the previous long-established historical median survival of 6.5 months in patients with recurrent high-grade glioma. UCSF also initiated an additional Phase 2 clinical trial in newly diagnosed glioma, testing Oncophage in combination with Temodar® (temozolomide). This trial is currently enrolling.

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

We opened a subsequent protocol that continued to follow patients in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of Oncophage, followed patients until March 2010, an additional three years from closure of the initial trial, providing more than five years of data collection following the enrollment of the last patient in the trial. Final analysis of this data is in process. At the 2009 American Society of Clinical Oncology annual meeting, we announced results of an interim analysis from this then ongoing global patient survival registry, which showed that patients with kidney cancer at intermediate risk of disease recurrence demonstrated an approximately 46 percent lower risk of death when treated with Oncophage cancer vaccine after surgery compared with no treatment (n = 362; P < 0.05; hazard ratio = 0.54).

In addition to the patient registry, patient enrollment has commenced into a small study in non-metastatic renal cell carcinoma to assess immune response in the intermediate-risk patient population. The results of this continued data collection through the survival registry and ongoing analyses are uncertain, and may not positively affect the acceptability of the overall results of the trial and, even if clinically meaningful, may not meet the requirements of the FDA or other regulatory authorities for submission and approval of a marketing application or similar applications for product approval outside the United States.

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

Modest sales of Oncophage in Russia have occurred during the quarter ended June 30, 2010 as we are seeking a partner to more broadly commercialize the product and pursue government reimbursement. The amount of any future revenue generated from the sale of Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay for the foreseeable future, which may delay or prevent our sales efforts because the ability and willingness of patients to pay is unclear. Many patients will not be capable of paying for Oncophage by themselves. Furthermore, since Oncophage can only be manufactured from a patient’s own tumor, additional patients will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. Complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. In addition, if we are unable to maintain local distribution arrangements including favorable pricing and payment terms, and/or appropriate logistical processes for distribution of Oncophage, our commercialization efforts will be adversely affected. Also, cost-containment measures by third parties may prevent us from becoming profitable. Because, among other things, we have limited resources and minimal sales and marketing experience, commercialization of Oncophage has been slow. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

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

QS-21

QS-21 is an adjuvant, or a substance added to a vaccine or other immunotherapeutic, that is intended to enhance the body’s immune response to the antigen contained within the treatment. QS-21 is best known for its ability to stimulate antibody, or humoral, immune response, and has also been shown to activate cellular immunity. A natural product, QS-21 is a triterpene glycoside, or saponin, a natural compound purified from the bark of a South American tree called Quillaja saponaria. It is sufficiently characterized with a known molecular structure, thus distinguishing it from other adjuvant candidates, which are typically emulsions, polymers, or biologicals.

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

A number of pharmaceutical and biotechnology companies have licensed QS-21 from us for use in vaccines to treat a variety of human diseases. Companies with QS-21 programs include GlaxoSmithKline Biologicals (“GSK”) and JANSSEN Alzheimer Immunotherapy, a subsidiary of Johnson & Johnson. In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch, independent of patent life. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. There are approximately 15 vaccines currently in clinical development that contain QS-21. From time to time our collaborators or licensees initiate and/or cease programs containing QS-21. For example, an undisclosed infectious disease Phase 3 program has been recently discontinued by one of our collaborators.

On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement, under which GSK has the right to manufacture all of its requirements of commercial grade QS-21. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated

period of time. We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and that a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. GSK has initiated Phase 3 studies evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in non-small cell lung cancer and melanoma. GSK has also initiated a Phase 3 clinical trial in malaria. Revenues recognized with respect to this agreement were $663,000 in the six months ended June 30, 2010 and 2009.

Elan Pharmaceuticals, Inc. and/or its affiliates (“Elan”) had a commercial license for the use of QS-21 in the research and commercialization of products. Effective September 14, 2009, we entered into an Amended and Restated License Agreement (“Amended License Agreement”) with Elan. On September 17, 2009, the Amended License Agreement was assigned to JANSSEN Alzheimer Immunotherapy. Under the terms of the Amended License Agreement assigned to JANSSEN Alzheimer Immunotherapy, they will have the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the Alzheimer’s disease vaccine that contains QS-21 (“Licensed Product”). In addition, pursuant to the terms of the Amended License Agreement, JANSSEN Alzheimer Immunotherapy has the right to manufacture all of its requirements of QS-21 for use in the Licensed Product and we have no further supply obligations. Under the terms of the Amended License Agreement, we are entitled to receive future milestone payments and product royalties in the event of the successful development of the Licensed Product. In 2007, Elan initiated a Phase 2 study of their vaccine. Revenues recognized with respect to this agreement were $74,000 in the six months ended June 30, 2010.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $576.3 million as of June 30, 2010. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through June 30, 2010, we have raised aggregate net proceeds of $503.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. On February 26, 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we may sell an aggregate of up to 20 million shares of our common stock from time to time through the Sales Agents. To date we issued approximately 6.4 million shares of our common stock in at the market offerings through the Sales Agents and raised net proceeds of approximately $8.2 million after deducting offering costs of approximately $312,000. As of June 30, 2010, we had debt outstanding of $51.2 million in principal, including $33.3 million in principal of our 2006 Notes and $17.7 million in principal of our 2005 Notes, but subject to redemption at the option of the holders or us beginning February 1, 2012.

Our cash, cash equivalents, and short-term investments at June 30, 2010 were $28.7 million, a decrease of $1.3 million from December 31, 2009. Based on our current plans and activities, we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $16 – $18 million range for the year ending December 31, 2010. In addition, we hope to generate royalties from our QS-21 product in the 2013-2014 timeframe.

We believe that, based on our current plans and activities, our working capital resources at June 30, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We closely monitor our cash needs. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2011 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating third party agreements, (3) completing an outright sale of selected assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for Oncophage, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, efforts to make Oncophage available in Russia and other jurisdictions we are currently exploring, as well as supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.2 million over the term of the studies. Through June 30, 2010, we have expensed $46.3 million as research and development expenses and $46.3 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of June 30, 2010. We plan to enter into additional agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was $9.2 million and $15.1 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2013-2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Effective July 19, 2002, we sublet part of our Framingham facility to GTC Biotherapeutics, Inc. and we have leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010, the date our original lease expires. Under the terms of our original lease, we are obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham facility to PP Manufacturing, whose lease also expires in September 2010. We are contractually entitled to receive base rental payments of approximately $295,000 during the remaining sublease terms. The collection of this rental income, however, is subject to uncertainty.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) revised authoritative guidance on multiple-deliverable revenue arrangements providing a greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement by requiring the use of estimated selling prices to allocate arrangement consideration, thereby eliminating the use of the residual method of allocation. The revised guidance also requires expanded qualitative and quantitative disclosures surrounding multiple deliverable revenue arrangements. This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption is permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition” issuing Accounting Standard Update (“ASU”) No. 2010-17 Milestone Method of Revenue Recognition, to limit the scope of this ASU to research or development arrangements and require that guidance in this ASU be met for an entity to apply the milestone method (which allows entities to record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows. Required disclosure requirements of ASU 2010-06 have been included in Note G to our unaudited condensed consolidated financial statements.

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

We had cash, cash equivalents, and short-term investments at June 30, 2010 of $28.7 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at June 30, 2010, however, we are subject to investment risk.

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

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From our inception through June 30, 2010, we have incurred net losses totaling $576.3 million. Our net losses for the six months ended June 30, 2010 and the years ended December 31, 2009, 2008, and 2007 were $13.8 million, $30.3 million, $30.8 million, and $37.9 million, respectively. We expect to incur significant losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful commercialization of Oncophage and our various product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On June 30, 2010, we had $28.7 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at June 30, 2010, combined with anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into mid-2011. We expect to attempt to raise additional funds in advance of depleting our current funds. For the six months ended June 30, 2010, our average monthly cash used in operating activities was $1.5 million. We do not anticipate significant capital expenditures during 2010.

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

Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. On February 26, 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we may sell an aggregate of up to 20 million shares of our common stock from time to time through the Sales Agents. To date we have sold approximately 6.4 million shares of our common stock under this agreement.

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

As of June 30, 2010, the principal portion of our total long-term debt, excluding the current portion, was $51.0 million. Our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the 2005 Notes. On each of February 1, 2012, February 1, 2015, and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

At the maturity of our 8% senior secured convertible notes due August 2011 (the “2006 Notes”), we may elect to repay the then outstanding balance, currently $33.3 million at June 30, 2010, in cash or in common stock, subject to certain limitations. In no event will any of the note holders be obligated to accept equity that would result in them owning in excess of 9.99% of our outstanding common stock at any given time in connection with any conversion, redemption, or repayment of these notes. The 2006 Note agreements include material restrictions on our incurrence of debt and liens while these notes are outstanding, as well as other customary covenants.

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

To date, we have had negative cash flows from operations. For the six months ended June 30, 2010, and the years ended December 31, 2009, 2008, and 2007, net cash used in operating activities was $9.2 million, $24.2 million, $28.9 million, and $26.7 million, respectively. Excluding our 2006 Notes, for which we may elect to pay the interest in cash or additional notes, and assuming no additional interest-bearing debt is incurred and no additional notes are converted, redeemed, repurchased, or exchanged, our cash interest payments will be approximately $900,000 annually thereafter until maturity.

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

Since approval modest sales have occurred in Russia. In order to continue our commercial efforts, our distributor will need to obtain and maintain the required import and export licenses required for this unique autologous product. As Oncophage can only be manufactured from a patient’s own tumor, acceptable tumors need to be sent to our manufacturing facility and vaccine returned to the site for patient administration. Complexities unique to the logistics of this product may delay shipments and limit our ability to move commercial product in an efficient manner without incident. New and evolving regulations in the United States and in Russia may require the submission of new or additional information to regulatory authorities. Efforts toward complying with such new regulations may take time and their effect on product-related logistics processes is not known. We currently do not have a business presence outside of the United States and rely on third parties to conduct our Oncophage operations in Russia. If we are unable to maintain local distribution arrangements including favorable pricing and payment terms, and/or appropriate logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

To date we have not been able to secure government reimbursement and there appears to be a limited private pay market in Russia. The amount of additional revenue generated from Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay for the foreseeable future, which will delay or reduce our sales because the ability and willingness of patients to pay is unclear. In addition, cost-containment measures by third parties may limit our reimbursement and prevent us from becoming profitable. Because we have limited resources and minimal sales and marketing experience, successful commercialization of Oncophage may not materialize. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

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

In 2008, we submitted a marketing authorization application (“MAA”), to the European Medicines Agency (“EMEA”), requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. After its review, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMEA adopted a negative opinion on our MAA and subsequently we withdrew our application. We are currently evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma. If we continue to pursue a marketing authorization application for Oncophage with the EMEA, there is a high level of uncertainty regarding the probability and timing of a favorable outcome. In addition, even if we continue this pursuit, Oncophage may not achieve conditional approval in Europe because we may not successfully address issues associated with post-hoc analysis, subgroup analysis, lack of immunological data, product characterization, or other issues that may be of concern to the EMEA.

The FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support a biologics license application (“BLA”) filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients, some of which were not pre-specified. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval of Oncophage in the United States, and our existing data may not support registration or approval in other territories outside of Russia, including in Europe. Due to our lack of resources, our ability to perform additional studies may be limited. Furthermore, studies may take years to complete and may fail to support regulatory filings for many reasons. In addition, Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. The FDA and foreign regulatory agencies, including the EMEA, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing this novel class of patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts.

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

Our commercial and international operations experience and resources are limited and need to be developed or acquired. If we fail to do so, our revenues may be limited or nonexistent. In addition, we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

As we have limited experience with commercial and international operations, it may be difficult to accurately estimate our costs. We currently do not have employees, manufacturing, or business operations facilities outside of the United States and we will rely significantly on consultants, partners, and other third parties to conduct our sales, marketing, and distribution operations. If these third parties are unable to fulfill their obligations this could have a material adverse effect on our commercialization efforts. If in the future we elect to perform sales, marketing, and distribution functions ourselves, we will face a number of additional risks, including the need to recruit experienced marketing and sales personnel, or incur significant expenditures. In addition, we may need to compete with other companies that have more experienced and better-funded operations. Where we have licensed our products to third-party collaborators or licensees, we will be dependent on their commercial operations, sales and marketing expertise and resources, and any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

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

Our patent to purified QS-21 expired in most territories in 2008. Additional protection for our QS-21 proprietary adjuvant in combination with other agents is provided by our other patents. Our license and manufacturing agreements for QS-21 typically provide royalties for at least 10 years after commercial launch independent of patent expiry. However, there is no guarantee that we will be able to collect royalties in the future.

We are aware of a compound that claims to be identical to QS-21 that is being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Juvaris, and Dynavax, anti-CTLA-4 antibody, under development by Pfizer and Bristol-Myers Squibb, MF59 and SAF, under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In addition, at least one company, CSL Limited, as well as academic institutions, are developing saponin adjuvants, including derivatives and synthetic formulations.

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

We can also manufacture other clinical products in our own manufacturing facility. This manufacturing facility has certain support areas that it shares with the Oncophage manufacturing areas. As we seek to make Oncophage available in other territories, the applicable regulatory bodies may require us to make our Oncophage manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture products such as AG-707 in our current facility. In order to prepare additional AG-707 to support future clinical trials, we would then have to manufacture or have manufactured this product in a good manufacturing practice compliant facility.

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

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. As of June 30, 2010, we have spent approximately 16 years and $276.8 million on our research and development program in heat shock proteins for cancer.

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

We have been engaged in efforts to enter into collaborative agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our product candidates. If we are successful in entering into a collaborative agreement, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments or substantial royalty rates. If we fail to enter into collaboration agreements, our efforts to develop and/or commercialize our products or product candidates may be undermined. In addition, if we do not raise funds through collaboration agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Sales of certain securities may substantially dilute the ownership of existing stockholders. If we are unable to complete the sale of such securities, we may become insolvent.

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

In addition, we would consider license and/or co-development opportunities to advance Aroplatin and AG-707. These products are at an early stage, and collaborative partners or licensees may defer discussions until results from early clinical trials become available, or they may not engage in such discussions at all. Further clinical development of AG-707 will require a partner to support its advancement. Further internal development of Aroplatin has been discontinued.

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

Our ability to successfully develop and commercialize Oncophage for a particular cancer type depends in part on our ability to purify heat shock proteins from that type of cancer. If we experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, we may face delays in enrolling sufficient patients and subsequently utilize more internal resources to satisfy enrolment requirements. Manufacturing failures may also lower the probability of a successful analysis of the data from clinical trials and, ultimately, the ability to obtain regulatory approvals. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from 92% of the RCC tumors received and 90% of the tumors received for patients enrolled in our ongoing clinical trials in glioma. We expect to continue to devote resources to allow for a better evaluation of tumor characteristics and screening methods in an attempt to increase manufacturing success rates.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 73 issued United States patents and 113 issued foreign patents. We also have exclusive rights to 5 pending United States patent applications and 39 pending foreign patent applications. However, we currently do not have any issued patents in Russia covering Oncophage and we may not have rights to Oncophage patents in other territories where we may pursue regulatory approval. In addition, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

We also rely greatly on engaging and retaining other highly trained and experienced senior management and scientific and operations personnel and consultants. The competition for these and other qualified personnel in the biotechnology field is intense. In order to reduce our expenses, we have eliminated certain employee benefits, restructured our business, and reduced staffing levels. This restructuring has eliminated any redundancy in skills and capabilities in key areas. If we are not able to attract and retain qualified personnel, we may not be able to achieve our strategic and operational objectives.

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

Antigenics Holdings LLC is a holding company that owns shares of our common stock, and as of June 30, 2010, Antigenics Holdings LLC controlled approximately 11% of our outstanding common stock. Due to this concentration of ownership, Antigenics Holdings LLC can substantially influence all matters requiring a stockholder vote, including:

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on June 30, 2010, he would have held approximately 7% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Antigenics Holdings LLC control approximately 17% of our outstanding common stock as of June 30, 2010, providing substantial ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 19%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with Antigenics Holdings LLC. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we issued $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at a conversion price of $3.00 per share at the option of the investors. On June 30, 2010, one holder of the 2006 Notes had holdings which, if totally converted into shares of our common stock, would result in this holder owning approximately 8,975,000 shares. If such holder had exercised such conversion right on June 30, 2010, such holder would have owned approximately 8% of our outstanding common stock.

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

On July 20, 2010, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) indicating that we are not in compliance with the Bid Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until January 18, 2010, to regain compliance with the Bid Price Requirement. After the initial 180 calendar day period, we may be eligible for an additional 180 day compliance period to regain compliance with the Bid Price Requirement, assuming we meet The NASDAQ Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 5505, excluding the Bid Price Requirement. To regain compliance with the minimum bid price continued listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. The Staff may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

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

Between our initial public offering on February 4, 2000 and June 30, 2010, and for the six months ended June 30, 2010, the closing price of our common stock has fluctuated between $0.30 and $52.63 per share and $0.60 and $1.38 per share, respectively. The average daily trading volume for the six months ended June 30, 2010 was approximately 1,717,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2010, we had approximately 98,692,000 shares of common stock outstanding. All of these shares are eligible for sale on The NASDAQ Capital Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 25,437,000 shares of common stock under our equity incentive plan and certain equity plans that we assumed in our acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 1,000,000 shares of common stock under our employee stock purchase plan, to permit the sale of 450,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of 17,417,434 shares of common stock pursuant to the private placement agreement dated January 9, 2008, to permit the sale of 14,000,000 shares of common stock pursuant to the private placement agreement dated April 8, 2008, to permit the sale of 9,673,900 shares of common stock pursuant to a private placement agreement dated July 30, 2009 and to permit the sale of 8,552,632 shares of common stock pursuant to a private placement agreement dated August 3, 2009. As of June 30, 2010, an aggregate of 39.6 million shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2010, options to purchase 7,237,071 shares of our common stock with a weighted average exercise price per share of $2.27 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of June 30, 2010, we have 662,828 nonvested shares outstanding.

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

Date: August 6, 2010	ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 11, 2007 and incorporated herein by reference.

3.2	Third Amended and Restated By-laws of Antigenics Inc. filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q/A (File No. 0-29089) dated November 10, 2008 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Antigenics Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

4.1	Waiver of Rights Upon Issuance of Other Securities dated May 27, 2010 between Antigenics Inc. and Ingalls & Snyder Value Partners L.P. Filed herewith.

10.1	Landlord, Sublessor and Sublessee Agreement dated August 4, 2010 between Antigenics Inc., Cubist Pharmaceuticals, Inc., and TBCI, LLC, as Trustee of 3 Forbes Realty Trust. Filed herewith.

10.2	Sublease Agreement by and between Antigenics Inc. and Cubist Pharmaceuticals, Inc. dated July 30, 2010. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.