Form 10-Q
period 2010-09-30
ANTIGENICS INC /DE/
filed 2010-11-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Number of shares outstanding of the registrant’s Common Stock as of November 4, 2010: 99,342,814 shares.

Antigenics Inc.

Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$14,407,586	$20,066,817
Short-term investments	9,996,524	9,998,294
Accounts receivable	35,000	—
Inventories	26,432	324,035
Prepaid expenses	755,195	751,960
Other current assets	414,515	391,723

Total current assets	25,635,252	31,532,829
Plant and equipment, net of accumulated amortization and depreciation of $30,148,915 and $28,612,631 at September 30, 2010 and December 31, 2009, respectively	6,877,726	8,891,124
Goodwill	2,572,203	2,572,203
Core and developed technology, net of accumulated amortization of $6,096,675 and $9,753,106 at September 30, 2010 and December 31, 2009, respectively	103,325	1,319,523
Debt issuance costs, net	171,815	293,575
Other long-term assets	1,255,989	1,264,833

Total assets	$36,616,310	$45,874,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$32,563,362	$146,061
Current portion, deferred revenue	1,204,319	1,501,902
Accounts payable	280,892	895,338
Accrued liabilities	2,776,998	2,597,056
Derivative liability (Note G)	2,770,988	—
Other current liabilities	587,026	214,591

Total current liabilities	40,183,585	5,354,948
Convertible senior notes	17,080,241	49,494,119
Deferred revenue	2,583,325	2,976,538
Derivative liability (Note G)	—	2,665,156
Other long-term liabilities	1,849,160	2,358,293
Commitments and contingencies (Note E)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2010 and December 31, 2009; liquidation value of $31,817,625 at September 30, 2010	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at September 30, 2010 and December 31, 2009	31	31
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 99,267,258 and 90,015,425 shares issued at September 30, 2010 and December 31, 2009, respectively	992,673	900,154
Additional paid-in capital	556,254,099	544,961,442
Treasury stock, at cost; 260,944 shares of common stock at September 30, 2010 and December 31, 2009	(324,792)	(324,792)
Accumulated deficit	(582,002,328)	(562,512,118)

Total stockholders’ deficit	(25,080,001)	(16,974,967)

Total liabilities and stockholders’ deficit	$36,616,310	$45,874,087

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product revenue	$17,500	$—	$52,500	$—
Research and development revenue	606,947	896,462	2,313,547	2,787,653

Total revenues	624,447	896,462	2,366,047	2,787,653

Operating expenses:
Cost of goods sold	65,048	—	122,946	—
Research and development	2,822,229	3,747,180	10,082,409	13,680,290
General and administrative	2,624,099	3,516,127	8,957,550	11,589,216

Operating loss	(4,886,929)	(6,366,845)	(16,796,858)	(22,481,853)
Other income (expense):
Non-operating income (expense)	404,611	(3,039,372)	967,744	(5,679,769)
Interest expense	(1,235,733)	(1,224,578)	(3,690,472)	(4,137,186)
Interest income	10,643	18,182	29,376	121,984

Net loss	(5,707,408)	(10,612,613)	(19,490,210)	(32,176,824)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(592,875)	(592,875)

Net loss attributable to common stockholders	$(5,905,033)	$(10,810,238)	$(20,083,085)	$(32,769,699)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.06)	$(0.13)	$(0.21)	$(0.43)

Weighted average number of common shares outstanding, basic and diluted	99,096,617	85,801,855	95,307,442	75,334,382

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,490,210)	$(32,176,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,744,898	3,106,654
Intangible asset impairment	629,382	—
Change in fair value of derivative liability	105,832	8,202,490
Share-based compensation	2,571,551	3,375,158
Net gain on extinguishment of debt	(1,063,746)	(2,653,387)
Non-cash interest expense	2,217,739	2,486,883
Loss on sale of property and equipment	26,696	48,774
Loss on monetization of receivable	—	317,512
Changes in operating assets and liabilities:
Accounts receivable	(35,000)	(325,126)
Inventories	297,603	202,707
Prepaid expenses	92,598	(304,692)
Accounts payable	(615,006)	101,061
Deferred revenue	(690,796)	(717,911)
Accrued liabilities and other current liabilities	84,378	(1,507,423)
Other operating assets and liabilities	(188,851)	(716,089)

Net cash used in operating activities	(13,312,932)	(20,560,213)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	30,000,000	25,000,000
Collection of receivable from sale of patent applications	—	2,337,475
Proceeds from sale of property and equipment	43,535	39,525
Purchases of available-for-sale securities	(29,989,763)	(19,988,500)
Purchases of plant and equipment	(115,120)	(116,420)

Net cash (used in) provided by investing activities	(61,348)	7,272,080

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,258,602	18,582,501
Proceeds from exercise of stock options	719	133,462
Payment of long-term debt	—	(255,000)
Proceeds from employee stock purchases	48,603	16,933
Treasury stock received to satisfy minimum tax withholding requirements	—	(54,943)
Payment of series A convertible preferred stock dividends	(592,875)	(592,875)

Net cash provided by financing activities	7,715,049	17,830,078

Net (decrease) increase in cash and cash equivalents	(5,659,231)	4,541,945
Cash and cash equivalents, beginning of period	20,066,817	24,469,008

Cash and cash equivalents, end of period	$14,407,586	$29,010,953

Non-cash investing and financing activities:
Issuance of senior secured convertible notes as payment in-kind for interest	$1,282,190	$1,185,456
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	$1,125,918	$14,134,188

See accompanying notes to unaudited condensed consolidated financial statements.

ANTIGENICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note A — Business, Liquidity and Basis of Presentation

Antigenics Inc. (including its subsidiaries, also referred to as “Antigenics,” the “Company,” “we,” “us,” and “our”) is a biotechnology company focused on developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our most advanced product, Oncophage ® vaccine (vitespen), is a patient-specific therapeutic cancer vaccine registered for use in Russia. As resources allow, we explore potential opportunities to seek product approval in other jurisdictions. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for metastatic melanoma, and it has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications. It is currently in Phase 2 clinical trials in glioma, a type of brain cancer, and adjuvant renal cell carcinoma, validating immune response. Our product candidate portfolio includes (1) QS-21 Stimulon ® adjuvant, or QS-21, which is used in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including human immunodeficiency virus, cancer, Alzheimer’s disease, malaria, and tuberculosis and, (2) AG-707, a therapeutic vaccine program tested in a Phase 1 clinical trial for the treatment of genital herpes. Further clinical development of AG-707 will be pursued if a development partnership can be successfully established. Further development of Aroplatin™ chemotherapeutic, a liposomal product tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, has been discontinued. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations.

Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. We have incurred significant losses since our inception. As of September 30, 2010, we had an accumulated deficit of $582.0 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We closely monitor our cash needs and we believe that, based on our current plans and activities, our working capital resources as of September 30, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible. Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 is in early-stage clinical development and requires a partner for further development, we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. As of September 30, 2010, we had debt outstanding of $51.2 million in principal, including $33.3 million in principal of our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) and $17.7 million in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”), which are subject to redemption at the option of the holders or us beginning February 1, 2012. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating third party agreements, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or partnering arrangements for our products and product candidates including Oncophage, AG-707 and vaccines containing QS-21 under development by our licensees and will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Note B — Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we have reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, shares underlying the warrants outstanding or issuable to acquire 19,856,302 shares, the outstanding stock options to acquire 7,368,891 shares, the 585,912 nonvested shares, the 31,620 outstanding shares of series A convertible preferred stock, the 3,105 outstanding shares of series B2 convertible preferred stock, the 1,643,906 shares issuable upon conversion of our 2005 Notes and the 11,112,312 shares issuable upon the conversion of our 2006 Notes, are not included in the calculation of diluted net loss per common share.

Note C — Inventories

Inventories are stated at cost using the first-in, first-out method. The components of inventories are as follows (in thousands):

	September 30, 2010	December 31, 2009
Work in process	$—	$242
Finished goods	26	82

	$26	$324

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

A summary of option activity for the nine months ended September 30, 2010 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,148,621	$2.93
Granted	2,001,700	0.80
Exercised	(958)	0.75
Forfeited	(180,155)	1.71
Expired	(600,317)	4.72

Outstanding at September 30, 2010	7,368,891	$2.23	7.5	$433,779

Vested or expected to vest at September 30, 2010	7,084,142	$2.28	7.4	$381,644

Exercisable at September 30, 2010	4,365,309	$2.88	6.8	$87,045

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2010 and 2009 were $0.61 and $1.21, respectively.

During the first nine months of 2010, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of September 30, 2010, $1.6 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 1.8 years.

As of September 30, 2010, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $100,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of nonvested stock activity for the nine months ended September 30, 2010 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	200,029	$1.34
Granted	1,949,844	0.81
Vested	(1,532,453)	0.89
Forfeited	(31,508)	1.23

Outstanding at September 30, 2010	585,912	$0.76

As of September 30, 2010, there was $355,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of shares vested during the nine months ended September 30, 2010 was $1.5 million.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the Directors’ Deferred Compensation Plan and in lieu of 30% of the base salary of our Chief Executive Officer (“CEO”). During the nine months ended September 30, 2010, 89,725 shares were issued under the 2009 ESPP, and 1,528,328 shares were issued as a result of the vesting of nonvested stock. In addition, during the nine months ended September 30, 2010, 117,758 shares were issued to our CEO in lieu of cash salary.

The impact on our results of operations from the granting of stock options and nonvested shares was as follows (in thousands).

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$185	$101	$925	$1,072
General and administrative	334	832	1,647	2,303

Total share-based compensation expense	$519	$933	$2,572	$3,375

Note E — Commitments and Contingencies

Antigenics, our Chairman and CEO, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. Antigenics and the other defendants will receive complete dismissals from the case. In October 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any. No accrual has been recorded at September 30, 2010 for this action.

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

Note F — Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) revised authoritative guidance on multiple-deliverable revenue arrangements providing a greater ability to separate and allocate arrangement consideration in a multiple-deliverable revenue arrangement by requiring the use of estimated selling prices to allocate arrangement consideration if neither vendor-specific objective evidence nor third party evidence of selling price is available, thereby eliminating the use of the residual method of allocation. The revised guidance also requires expanded qualitative and quantitative disclosures surrounding multiple-deliverable revenue arrangements. This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption is permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition” issuing Accounting Standard Update (“ASU”) No. 2010-17 Milestone Method of Revenue Recognition, to limit the scope of this ASU to research or development arrangements and require that guidance in this ASU be met for an entity to apply the milestone method (which allows entities to record the milestone payment in its entirety in the period achieved). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for periods beginning on or after June 15, 2010. Early application was permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods was also permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows. Required disclosure requirements of ASU 2010-06 have been included in Note G.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	September 30, 2010		December 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$9,997	—	$9,998	—
Liabilities:
Derivative liability	—	$2,771	—	$2,665

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2010 (amounts in thousands):

Balance, December 31, 2009	$2,665
Increase in fair value for the nine months ended September 30, 2010	106

Balance, September 30, 2010	$2,771

The increase in fair value of the derivative liability is included in non-operating expense in our condensed consolidated statement of operations for the quarter and nine months ended September 30, 2010.

As of September 30, 2010, $17.7 million in principal of the 2005 Notes are outstanding with an estimated fair value of $8.5 million based on the most recent market transactions. As of September 30, 2010, $33.3 million in principal of the 2006 Notes are outstanding. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option is $29.9 million based on a present value methodology.

Note H — Other Intangible Assets

Core and developed technology includes intangibles that arose through our acquisitions. These intangibles are attributable to each of the in-process programs at the time of the mergers as the in-process programs were all partially dependent on core technology that had already proved feasibility. As further development of Aroplatin, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, was discontinued, we determined that an impairment had occurred and accordingly recorded a loss of approximately $630,000 in the first quarter ended March 31, 2010, representing the net carrying value of the intangible related to liposomal technology at the time development was discontinued. This impairment charge is included in research and development expenses.

Note I — Equity

During the nine months ended September 30, 2010, we issued approximately 6.4 million shares of our common stock in at the market offerings through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. and raised net proceeds of approximately $8.3 million after deducting offering costs of approximately $312,000.

On July 20, 2010, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until January 18, 2011, to regain compliance with the Bid Price Requirement. After the initial 180 calendar day period, we could be eligible for an additional 180 day compliance period to regain compliance with the Bid Price Requirement, if we were to meet the NASDAQ Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 5505, excluding the Bid Price Requirement. To regain compliance with the minimum bid price continued listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. The Staff may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current research and/or development activities are focused on developing technologies and product candidates to treat cancers and infectious diseases. Since our inception in March 1994, our activities have primarily been associated with the development of our heat shock protein technology and our product, Oncophage ® vaccine (vitespen), a patient-specific therapeutic cancer vaccine registered for use in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence. As resources allow, we explore potential opportunities to make Oncophage available in other jurisdictions. Oncophage has been tested in Phase 3 clinical trials for the treatment of renal cell carcinoma, the most common type of kidney cancer, and for the treatment of metastatic melanoma, and it has also been tested in Phase 1 and Phase 2 clinical trials in a range of indications and is currently in Phase 2 clinical trials in glioma, a type of brain cancer, and adjuvant renal cell carcinoma validating immune response. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations.

We have incurred significant losses since our inception. As of September 30, 2010, we had an accumulated deficit of $582.0 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources at September 30, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating third party agreements, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Satisfying long-term liquidity needs may require the successful commercialization of (1) our product, Oncophage and/or one or more partnering arrangements for Oncophage, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate risk for disease recurrence and, in September 2008, the Food & Drug Administration (“FDA”) granted the necessary permission to allow for the export of Oncophage from the United States for patient administration in Russia. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. In addition, we are exploring the steps necessary to make Oncophage available in other markets through one or more partnering arrangements.

In October 2008, we announced the submission of a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. On November 20, 2009 we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA formally adopted a negative opinion on this MAA. Subsequently we withdrew our application and are now evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma.

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

On July 20, 2010, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until January 18, 2011, to regain compliance with the Bid Price Requirement. After the initial 180 calendar day period, we could be eligible for an additional 180 day compliance period to regain compliance with the Bid Price Requirement, assuming we were to meet the NASDAQ Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 5505, excluding the Bid Price Requirement. To regain compliance with the minimum bid price continued listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. The Staff may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

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

Results of Operations

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Revenue: We generated revenue of $624,000 and $896,000 during the quarters ended September 30, 2010 and 2009, respectively. These amounts include revenue earned on shipments of QS-21 to our QS-21 licensees, license fees, and royalties earned and in 2010, also includes modest sales revenue from shipments of Oncophage. This decreased revenue in 2010 is due primarily to a decrease in shipments of QS-21 to our QS-21 licensees in the quarter ended September 30, 2010 as compared to the same quarter in 2009. In the quarters ended September 30, 2010 and 2009, we recorded revenue of $385,000 and $387,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and cots incurred for services provided by clinical research organizations. Research and development expense decreased 25% to $2.8 million for the quarter ended September 30, 2010 from $3.7 million for the quarter ended September 30, 2009. The decrease resulted from declines in spending related to our general cost-containment efforts and to the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 25% to $2.6 million for the quarter ended September 30, 2010 from $3.5 million for the quarter ended September 30, 2009. This decrease is largely related to our general cost containment efforts and a decrease in our non-cash share-based compensation expense attributable to both a decline in our stock price and level of awards as compared to the same quarter in the prior year.

Non-Operating Income (Expense): Non-operating income of $405,000 for the quarter ended September 30, 2010, consists of the change in the fair value of our derivative liability since June 30, 2010 primarily due to the decrease in the volatility of our stock price partially offset by the increase in our market value. For the quarter ended September 30, 2009, non-operating expense of $3.0 million consisted primarily of a $3.4 million change in the fair value of our derivative liability since June 30, 2009, partially offset by net proceeds received from a legal settlement and the net gain on the extinguishment of a portion of our 2005 Notes.

Interest Expense: Interest expense remained constant for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. The increased interest expense on our 2006 Notes, due to the increased principal amount, was partially offset by the decrease in interest payable on our 2005 Notes due to the extinguishment of a portion of those notes.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue: We generated revenue of $2.4 million and $2.8 million during the nine months ended September 30, 2010 and 2009, respectively. This decreased revenue in 2010 is due primarily to fewer shipments of QS-21 to our QS-21 licensees for the nine month period ended September 30, 2010 as compared to the same period in 2009. In the nine months ended September 30, 2010 and 2009, we recorded revenue of $1.2 and $1.1 million respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and costs incurred for services provided by clinical research organizations. Research and development expense decreased 26% to $10.1 million for the nine months ended September 30, 2010 from $13.7 million for the nine months ended September 30, 2009. The decrease resulted from declines in spending related to our general cost-containment efforts and to the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 23% to $9.0 million for the nine months ended September 30, 2010 from $11.6 million for the nine months ended September 30, 2009. This decrease is largely related to our general cost-containment efforts and a decrease in non-cash share-based compensation expense primarily attributable to a decline in our stock price year over year.

Non-Operating Income (Expense): Non-operating income of $968,000 for the nine months ended September 30, 2010 consists of the net gain of $1.1 million on the extinguishment of a portion of our 2005 Notes partially offset by the change in the fair value of our derivative liability since December 31, 2009 of $106,000. The change in our derivative liability is primarily due to an increase in our market value since December 31, 2009 partially offset by the decrease in the volatility of our stock price. Non-operating expense of $5.7 million for the nine months ended September 30, 2009 consists of the change in the fair value of our derivative liability of $8.2 million primarily due to an increase in our market value since December 31, 2008, and a loss of $318,000 from the monetization of the receivable that was received in the 2008 assignment of certain patent applications, partially offset by the net gain of $2.7 million on the extinguishment of a portion of our 2005 Notes.

Interest Expense: Interest expense decreased 11% to $3.7 million for the nine months ended September 30, 2010 from $4.1 million for the nine months ended September 30, 2009. This decrease is related to the repurchase of a portion of our 2005 Notes during 2009. Interest on our 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the nine months ended September 30, 2010 and 2009, interest expense included $1.3 million and $1.2 million, respectively, which was paid in the form of issuing additional 2006 Notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the nine months ended September 30, 2010, our focus was primarily on Oncophage, as indicated in the following table (in thousands).

Research and Development Program	Product	Nine Months Ended September 30, 2010	Year Ended December 31,			Prior to 2007	Total
			2009	2008	2007
Heat Shock Proteins for Cancer	Oncophage	$8,263	$15,309	$17,156	$13,970	$224,456	$279,154
Vaccine Adjuvant*	QS-21	1,169	1,071	648	2,064	7,436	12,388
Heat Shock Proteins for Infectious Diseases	AG-707	562	262	1,377	2,005	14,066	18,272
Other Research and Development Programs		88	261	1,482	3,750	27,945	33,526

Total Research and Development Expenses		$10,082	$16,903	$20,663	$21,789	$273,903	$343,340

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of Oncophage is subject to further evaluation and uncertainty, and because AG-707 is in early-stage clinical development and requires a partner for further development, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore are unable to determine, when, if ever, material cash inflows from operating activities are likely to commence. Programs involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21. Based on the results and subsequent analysis of our most recent Phase 1 study of Aroplatin, during the quarter ended March 31, 2010 we decided to discontinue further development of this product.

Product Development Portfolio

Oncophage

We started enrolling patients in our first clinical trial studying Oncophage at Memorial Sloan-Kettering Cancer Center in New York, New York in November 1997. To date, we have treated nearly 800 cancer patients with Oncophage in our clinical trials. Because Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor, it is experiencing a long development process and high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

We believe that the collective results from our clinical trials thus far show that Oncophage has a favorable safety profile. We also believe that available results from clinical trials suggest that treatment with Oncophage can generate immunological and anti-tumor responses.

An investigator-sponsored Phase 1/2 clinical trial in recurrent, high-grade glioma is currently ongoing. This study is being led by the Brain Tumor Research Center at the University of California, San Francisco (“UCSF”), with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. Phase 1 results, presented at the Society for Neuro-Oncology Annual Meeting Conference in November 2008, showed that Oncophage vaccination following brain cancer surgery increased overall median survival to approximately 10.5 months, with four patients surviving beyond 12 months and one patient surviving almost 2.5 years. The study also showed that all 12 treated patients demonstrated a significant immune response after vaccination with Oncophage ( P < 0.001) and that patients with minimal residual disease at time of first vaccination (n = 7) were more likely to survive beyond nine months compared with patients with significant residual disease. The study has progressed to Phase 2, which is designed to enroll approximately 50 patients, and has expanded to include New York-Presbyterian Hospital/Columbia University Medical Center and University Hospitals/Case Western Reserve. Data from the Phase 2 portion was presented at the International Conference on Brain Tumor Research and Therapy in May 2010, which showed a median survival of over 10 months to date with approximately 70 percent of patients surviving beyond 9 months, and over 41 percent surviving at least a year. This data shows an improvement in overall survival over the previous long-established historical median survival of 6.5 months in patients with recurrent high-grade glioma. UCSF also initiated an additional Phase 2 clinical trial in newly diagnosed glioma, testing Oncophage in combination with Temodar ® (temozolomide). This trial is currently enrolling.

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

Modest sales of Oncophage in Russia have occurred during the quarter ended September 30, 2010 as we are seeking to secure a partner to more broadly commercialize the product and pursue government reimbursement. The amount of any future revenue generated from the sale of Oncophage in Russia will depend on, among other things, identifying sources of reimbursement and obtaining adequate reimbursement, including from national or regional funds, and physician and patient assessments of the benefits and cost-effectiveness of Oncophage. If we are unsuccessful in obtaining substantial reimbursement for Oncophage from national or regional funds, we will have to rely on private-pay, which may limit or prevent our sales efforts because the ability and willingness of patients to pay is unclear and many patients will not be capable of paying for Oncophage by themselves. Furthermore, since Oncophage can only be manufactured from a patient’s own tumor, each patient will need to be diagnosed, and their tumors will need to be removed and sent to our manufacturing facility for vaccine to be prepared, released, and then returned to the site for patient administration. Complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. In addition, if we are unable to obtain local distribution arrangements including favorable pricing and payment terms, and/or develop appropriate logistical processes for distribution of Oncophage, our commercialization efforts will be adversely affected. Also, cost-containment measures by third parties may prevent us from becoming profitable. Because, among other things, we have limited resources and minimal sales and marketing experience, commercialization of Oncophage has been slow. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

In October 2008, we announced the submission of a MAA to the EMA requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. On November 20, 2009 we announced that the CHMP of the EMA formally adopted a negative opinion on this MAA. Subsequently we withdrew our application. We are currently evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma.

In addition, we are exploring the steps necessary to potentially make Oncophage available in other markets outside the United States directly or through one or more partnering arrangements. This exploration process includes formal and informal discussions with international regulatory authorities, key opinion leaders, consultants and potential partners with country-specific regulatory experience regarding potential applications for full or conditional marketing approvals, and/or named patient programs. There is no guarantee that we will succeed in securing partnership arrangements or making Oncophage available in these markets.

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

QS-21 has been tested in approximately 185 clinical trials involving, in the aggregate, over 12,000 subjects in a variety of cancer indications, infectious diseases, and other disorders. These studies have been carried out by academic institutions and pharmaceutical and biotechnology companies located in the United States and internationally. A number of these studies have shown QS-21 to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

A number of pharmaceutical and biotechnology companies have licensed QS-21 from us for use in vaccines to treat a variety of human diseases. Companies with QS-21 programs include GlaxoSmithKline Biologicals (“GSK”) and JANSSEN Alzheimer Immunotherapy, a subsidiary of Johnson & Johnson. In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch, independent of patent life. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. There are approximately 15 vaccines currently in clinical development that contain QS-21. From time to time our collaborators or licensees initiate and/or cease programs containing QS-21. For example, an undisclosed infectious disease Phase 3 program was recently discontinued by one of our collaborators.

On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement, under which GSK has the right to manufacture all of its requirements of commercial grade QS-21. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time. We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and that a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. GSK has initiated Phase 3 studies evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in non-small cell lung cancer and melanoma. GSK has also initiated a Phase 3 clinical trial in malaria and a Phase 3 clinical trial in shingles. Revenues recognized with respect to this agreement were $995,000 in each of the nine month periods ended September 30, 2010 and 2009.

Elan Pharmaceuticals, Inc. and/or its affiliates (“Elan”) had a commercial license for the use of QS-21 in the research and commercialization of products. Effective September 14, 2009, we entered into an Amended and Restated License Agreement (“Amended License Agreement”) with Elan. On September 17, 2009, the Amended License Agreement was assigned to JANSSEN Alzheimer Immunotherapy. Under the terms of the Amended License Agreement assigned to JANSSEN Alzheimer Immunotherapy, they will have the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the Alzheimer’s disease vaccine that contains QS-21 (“Licensed Product”). In addition, pursuant to the terms of the Amended License Agreement, JANSSEN Alzheimer Immunotherapy has the right to manufacture all of its requirements of QS-21 for use in the Licensed Product and we have no further supply obligations. Under the terms of the Amended License Agreement, we are entitled to receive future milestone payments and product royalties in the event of the successful development of the Licensed Product. In 2007, Elan initiated a Phase 2 study of their vaccine. Revenues recognized with respect to this agreement were $117,000 in the nine months ended September 30, 2010.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $582.0 million as of September 30, 2010. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through September 30, 2010, we have raised aggregate net proceeds of $503.1 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. On February 26, 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith &

Co (the “Sales Agents”) under which we may sell an aggregate of up to 20 million shares of our common stock from time to time through the Sales Agents. To date we issued approximately 6.7 million shares of our common stock in at the market offerings through the Sales Agents and raised net proceeds of approximately $8.5 million after deducting offering costs of approximately $321,000. As of September 30, 2010, we had debt outstanding of $51.2 million in principal, including $33.3 million in principal of our 2006 Notes maturing August 30, 2011 and $17.7 million in principal of our 2005 Notes maturing February 20, 2025, but subject to redemption at the option of the holders or us beginning February 1, 2012.

Our cash, cash equivalents, and short-term investments at September 30, 2010 were $24.4 million, a decrease of $5.7 million from December 31, 2009. Based on our current plans and activities, we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $16 – $18 million range for the year ending December 31, 2010. In addition, we hope to generate royalties from our QS-21 product in the 2013-2014 timeframe.

We believe that, based on our current plans and activities, our working capital resources at September 30, 2010, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into mid-2011. We closely monitor our cash needs. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2011 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) licensing technologies or products to one or more collaborative partners, (2) renegotiating third party agreements, (3) completing an outright sale of selected assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for Oncophage, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, efforts to make Oncophage available in Russia and other jurisdictions we are currently exploring, as well as supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.2 million over the term of the studies. Through September 30, 2010, we have expensed $46.4 million as research and development expenses and $46.3 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of September 30, 2010. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $13.3 million and $20.6 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of generating royalties from this product in the 2013-2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Effective July 19, 2002, we sublet part of our Framingham facility to GTC Biotherapeutics, Inc. and we leased related leasehold improvements and equipment under agreements that were to expire on December 31, 2006. GTC exercised its option to extend this lease until September 2010, the date our original lease expires. Under the terms of our original lease, we were obligated to pay our landlord approximately 7% of our rental income. Effective March 17, 2004, we sublet an additional part of our Framingham facility to PP Manufacturing, whose lease also expired in September 2010. Our original lease for this facility expired on September 30, 2010, and we are no longer a party to any subleasing arrangements.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) revised authoritative guidance on multiple-deliverable revenue arrangements providing a greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement by requiring the use of estimated selling prices to allocate arrangement consideration if neither vendor-specific objective evidence nor third party evidence of selling price is available, thereby eliminating the use of the residual method of allocation. The revised guidance also requires expanded qualitative and quantitative disclosures surrounding multiple deliverable revenue arrangements. This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption is permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition” issuing Accounting Standard Update (“ASU”) No. 2010-17 Milestone Method of Revenue Recognition, to limit the scope of this ASU to research or development arrangements and require that guidance in this ASU be met for an entity to apply the milestone method (which allows entities to record the milestone payment in its entirety in the period achieved). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for periods beginning on or after June 15, 2010. Early application was permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods was also permitted. We will evaluate the impact of this standard on future revenue arrangements that we may enter into.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows. Required disclosure requirements of ASU 2010-06 have been included in Note G to our unaudited condensed consolidated financial statements.

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

We had cash, cash equivalents, and short-term investments at September 30, 2010 of $24.4 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at September 30, 2010, however, we are subject to investment risk.

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

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation , 21 MC 92. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. Antigenics and the other defendants will receive complete dismissals from the case. In October 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

From our inception through September 30, 2010, we have incurred net losses totaling $582.0 million. Our net losses for the nine months ended September 30, 2010 and the years ended December 31, 2009, 2008, and 2007 were $19.5 million, $30.3 million, $30.8 million, and $37.9 million, respectively. We expect to incur significant losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue commercialization efforts and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful commercialization of Oncophage and our various product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On September 30, 2010, we had $24.4 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2010, combined with anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into mid-2011. We expect to attempt to raise additional funds in advance of depleting our current funds. For the nine months ended September 30, 2010, our average monthly cash used in operating activities was $1.5 million. We do not anticipate significant capital expenditures for the remainder of 2010.

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

Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. On February 26, 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we may sell an aggregate of up to 20 million shares of our common stock from time to time through the Sales Agents. To date we have sold approximately 6.7 million shares of our common stock under this agreement for net proceeds, after expenses, of $8.5 million.

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

The United States economy, and possibly the global economy, has been experiencing a recession which may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired. The ability of potential patients and/or health care payers to pay for Oncophage treatments could also be adversely impacted, thereby limiting our potential revenue. In addition, any negative impacts from the deterioration in the credit markets and related financial crisis on our collaborative partners could limit potential revenue from our product candidates.

We have significant debt, and we may not be able to make interest or principal payments when due.

As of September 30, 2010, the principal portion of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) was $17.7 million. Our 2005 Notes do not restrict our ability or the ability of our subsidiaries to incur additional indebtedness, including debt that effectively ranks senior to the 2005 Notes. On each of February 1, 2012, February 1, 2015, and February 1, 2020, holders may require us to purchase their notes for cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. Holders may also require us to repurchase their notes upon a fundamental change, as defined, at a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and in some cases, an additional “make-whole” premium.

At the option of the holders, our 8% senior secured convertible notes due August 2011 (the “2006 Notes”) can be converted into an interest in one of our wholly-owned subsidiaries that holds the rights or patents to QS-21 and AG-707. If converted into an interest of this subsidiary, the ownership interest in the subsidiary is determined by multiplying the quotient of the conversion amount divided by $25.0 million, by 30%. Alternatively, the note is convertible into common stock. If the holders elect not to convert into the subsidiary or into common stock, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance, currently $33.3 million at September 30, 2010, in cash or in common stock, subject to certain limitations. In no event will any of the note holders be obligated to accept equity that would result in them owning in excess of 9.99% of our outstanding common stock at any given time in connection with any conversion, redemption, or repayment of these notes. The 2006 Note agreements include material restrictions on our incurrence of debt and liens while these notes are outstanding, as well as other customary covenants. The 2006 Notes are secured by the equity of the subsidiary that holds the rights or patents to QS-21 and AG-707.

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

Such measures might not be sufficient to enable us to make principal and interest payments. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms, if at all. If financing, refinancing, asset sale, or cost-containment efforts fail to satisfy the 2005 and/or 2006 note holders, it is possible that the company will no longer be considered a going concern. This may impede the company’s ability to raise funds in the future.

To date, we have had negative cash flows from operations. For the nine months ended September 30, 2010, and the years ended December 31, 2009, 2008, and 2007, net cash used in operating activities was $13.3 million, $24.2 million, $28.9 million, and $26.7 million, respectively. Excluding our 2006 Notes, for which we may elect to pay the interest in cash or additional notes, and assuming no additional interest-bearing debt is incurred and no additional notes are converted, redeemed, repurchased, or exchanged, our cash interest payments will be approximately $900,000 annually thereafter until maturity.

Several factors could prevent the successful commercialization of Oncophage in Russia. In addition, we do not expect to generate significant revenue from sales of Oncophage in Russia in the near term.

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

Since approval modest sales have occurred in Russia. We are currently in the process of securing a new distributor in Russia. In order to continue our commercial efforts, a new distributor would need to obtain and maintain the required import and export licenses required for this unique autologous product. As Oncophage can only be manufactured from a patient’s own tumor, acceptable tumors need to be sent to our manufacturing facility and vaccine returned to the site for patient administration. Complexities unique to the logistics of this product may delay shipments and limit our ability to move commercial product in an efficient manner without incident. New and evolving regulations in the United States and in Russia may require the submission of new or additional information to regulatory authorities. Efforts toward complying with such new regulations may take time and their effect on product-related logistics processes is not known. We currently do not have a business presence outside of the United States and rely on third parties to conduct our Oncophage operations in Russia. If we are unable to obtain local distribution arrangements including favorable pricing and payment terms, and/or appropriate logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

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

In 2008, we submitted a marketing authorization application (“MAA”), to the European Medicines Agency (“EMA”), requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. After its review, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion on our MAA and subsequently we withdrew our application. We are currently evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma. If we continue to pursue a marketing authorization application for Oncophage with the EMA, there is a high level of uncertainty regarding the probability and timing of a favorable outcome. In addition, even if we continue this pursuit, Oncophage may not achieve conditional approval in Europe because we may not successfully address issues associated with post-hoc analysis, subgroup analysis, lack of immunological data, product characterization, or other issues that may be of concern to the EMA.

The FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support a biologics license application (“BLA”) filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients, some of which were not pre-specified. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval of Oncophage in the United States, and our existing data may not support registration or approval in other territories outside of Russia, including in Europe. Due to our lack of resources, our ability to perform additional studies may be limited. Furthermore, studies may take years to complete and may fail to support regulatory filings for many reasons. In addition, Oncophage is a novel therapeutic cancer vaccine that is patient-specific, meaning it is derived from the patient’s own tumor. The FDA and foreign regulatory agencies, including the EMA, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have relatively little experience in reviewing this novel class of patient-specific oncology therapies. Therefore, Oncophage may experience a long regulatory review process and high development costs, either of which could delay or prevent our commercialization efforts.

Risks associated with doing business internationally could negatively affect our business.

Oncophage is currently only approved for sale in Russia. Russia is an evolving market and regulatory, legal, and commercial structures are less predictable than in more mature markets. This unpredictability, as well as potential geopolitical instability in the Russian region, could negatively impact the regulatory and/or commercial environment there, which in turn could have an adverse effect on our business.

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

Our products and the products in development by our collaborative partners may fail because of intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer, infectious diseases and degenerative disorders. Several of these companies have products that utilize technologies similar to Oncophage and/or patient-specific medicine techniques, such as Dendreon and Accentia.

There is no guarantee that we will be able to compete with potential future products being developed by our competitors. For example, Oncophage may compete with therapies currently in development for non-metastatic renal cell carcinoma, such as Wilex AG’s Rencarex (WX-G250), which is in Phase 3 clinical trials. Additionally, sorafenib and sunitinib, which are approved for advanced renal cell carcinoma, are being studied in non-metastatic renal cell carcinoma, and other products that have been developed for metastatic renal cell carcinoma, such as temsirolimus, bevacizumab and pazopanib, may also be developed for non-metastatic renal cell carcinoma. As Oncophage is potentially developed in other indications, it will face additional competition in those indications. In addition, for Oncophage and all of our product candidates, prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

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

If the demand for Oncophage is substantially greater than we anticipate, our capacity may not be able to meet product demand. In addition, higher manufacturing loads may result in higher manufacturing failure rates. We currently manufacture Oncophage in our Lexington, Massachusetts facility and we intend to continue using this facility to manufacture Oncophage to satisfy all demands for product. While we believe we will be able to cover all Oncophage demands in the near term, there is no guarantee that we will be able to meet all future or unanticipated increases in demand, and a failure to do so could adversely affect our business. Such demand may also limit our ability to manufacture Oncophage in support of clinical trials, and this could cause a delay or failure in our Oncophage programs. Manufacturing of Oncophage is complex, and various factors could cause delays or an inability to supply vaccine. Deviations in the processes controlling manufacture could result in production failures.

We can also manufacture other clinical products in our own manufacturing facility. Our manufacturing facility has support areas that it shares with the Oncophage manufacturing areas. As we seek to make Oncophage available in other territories, the applicable regulatory bodies may require us to make our Oncophage manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture products such as AG-707 in our current facility. In order to prepare additional AG-707 to support future clinical trials, we would then have to manufacture or have manufactured this product in an appropriate alternative facility.

Currently, we do not manufacture QS-21 in our own manufacturing facility and, we have given two QS-21 licensees who have the most advanced QS-21 programs, the right to manufacture QS-21 for themselves or through third-party manufacturers. If these licensees are unable to successfully manufacture or have manufactured QS-21, the commercialization of the product candidates being developed by such licensees could be delayed or prevented, and we could lose important potential future revenue streams. In addition, with respect to other third-party programs containing QS-21, while we currently outsource the manufacture of QS-21, if we choose to manufacture QS-21 in our own manufacturing facility, the investment of substantial funds and the recruitment of qualified personnel would be required. We or our currently contracted suppliers, collaboration partners or licensees may never have the ability to manufacture commercial grade QS-21.

We currently rely upon and expect to continue to rely upon third parties, potentially including our collaborators or licensees, to produce materials required to support our product candidates, preclinical studies, clinical trials, and commercial efforts. A number of factors could cause production interruptions at our manufacturing facility or at our contract manufacturers or suppliers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.

There are a limited number of contract manufacturers or suppliers that are capable of manufacturing our product candidates or the materials used in their manufacture. If we are unable to do so ourselves or to arrange for third-party manufacturing or supply of these product candidates or materials, or to do so on commercially reasonable terms, we may not be able to complete development of these product candidates or commercialize them ourselves or through our collaborative partners or licensees. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. As of September 30, 2010, we have spent approximately 16 years and $279.2 million on our research and development program in heat shock proteins for cancer.

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

Our existing Oncophage data may not support registration or approval for Oncophage in territories outside of Russia, including in the U.S. or Europe. Any additional studies may take years to complete and may fail to support regulatory filings for many reasons. In October 2008, we submitted a MAA to the EMA, requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. After its review the CHMP of the EMA adopted a negative opinion on this MAA and subsequently we withdrew our application. We are currently evaluating our options to determine whether and how to proceed with Oncophage in renal cell carcinoma. If we continue to pursue a MAA for Oncophage with the

EMA, there is a high level of uncertainty regarding the probability and timing of a favorable outcome. In addition, even if we continue this pursuit, Oncophage may not achieve approval in Europe. Additionally, the FDA has indicated that our Phase 3 clinical trials of Oncophage cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in the Phase 3 renal cell carcinoma and melanoma trials of Oncophage are based on data analysis of subgroups of patients, some of which were not pre-specified. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval of Oncophage in the United States. Furthermore, regulatory authorities, including the FDA and the EMA, may have varying opinions of our product characterization, preclinical and clinical trial data for our other product candidates, which could delay, limit, or prevent regulatory approval or clearance. Delays or difficulties in obtaining regulatory approvals or clearances for Oncophage and/or our product candidates may:

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

Failure to enter into significant licensing, distribution and/or collaboration agreements may hinder our efforts to develop and commercialize our product candidates and will increase our need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations.

We have been engaged in efforts to enter into licensing, distribution and/or collaborative agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments or substantial royalty rates. If we fail to enter into any such agreements, our efforts to develop and/or commercialize our products or product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations.

While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of Oncophage. Due to the announcements in March 2006 that part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint in the intent to treat population, and in November 2009 that the CHMP adopted a negative opinion on our MAA, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many companies may be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.

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

Our ability to successfully develop and commercialize Oncophage for a particular cancer type depends in part on our ability to purify heat shock proteins from that type of cancer. If we experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, we may face delays in enrolling sufficient patients and subsequently utilize more internal resources to satisfy enrolment requirements. Manufacturing failures may also lower the probability of a successful analysis of the data from clinical trials and, ultimately, the ability to obtain regulatory approvals. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 90% of the tumors received for patients enrolled in our ongoing clinical trials in glioma. We expect to continue to devote resources to allow for a better evaluation of tumor characteristics and screening methods in an attempt to increase manufacturing success rates.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. We currently have exclusive rights to 73 issued United States patents and 115 issued foreign patents. We also have exclusive rights to 6 pending United States patent applications and 33 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

Furthermore, the product development timeline for biotechnology products is lengthy and it is possible that our issued patents may expire prior to commercial launch of any of our product candidates such as our Oncophage product in the United States and other jurisdictions. In addition, because our patent on QS-21 composition of matter has already expired in virtually all territories, we are limited to protecting certain combinations of QS-21 with other adjuvants or formulations of QS-21 with other agents, e.g., excipients that improve performance of the compound. However, there is no guarantee that a third party would necessarily choose to use QS-21 in combination with such adjuvants or formulate it with the excipients covered by our patents. We are aware of at least one other party that makes a synthetic version of QS-21 which it claims is equivalent in activity to natural QS-21, and has also developed derivatives of QS-21 which have shown biological activity.

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

Furthermore, a third party may claim that we are using inventions covered by such third-party’s patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. There is a risk that a court would decide that we are infringing the third-party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party substantial damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Moreover, patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like a number of biotechnology companies, have received such communications in the past and may receive others in the future. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult, since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Antigenics, our Chairman and Chief Executive Officer, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation , 21 MC 92. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. Antigenics and the other defendants will receive complete dismissals from the case. In October 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

We face an inherent risk of product liability exposure related to testing our product candidates in human clinical trials and with the commercial sales of Oncophage in Russia and may face even greater risks if we sell Oncophage in other territories and/or sell our other product candidates commercially. An individual may bring a product liability claim against us if Oncophage or one of our product candidates causes, or merely appears to have caused, an injury. Product liability claims may result in:

•	decreased demand for Oncophage or our product candidates;

•	regulatory investigations;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

We manufacture Oncophage from a patient’s cancer cells, and a medical professional must inject Oncophage into the same patient from which it was manufactured. A patient may sue us if a hospital, a shipping company, or we fail to deliver the removed cancer tissue or that patient’s Oncophage. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases and that shipments of tumor and/or Oncophage may be lost, delayed, or damaged. Additionally, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. To date, we have obtained transportation insurance coverage for commercial Oncophage being shipped to Russia. We do not have any other insurance that covers loss of or damage to Oncophage or tumor material, and we do not know whether such insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for use of our product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence coverage. This limited insurance coverage may be insufficient to fully cover us for future claims.

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2010, he would have held approximately 7% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Mr. Kelley’s substantial ownership position provides him with the ability to substantially influence the outcome of matters submitted to our stockholders for approval. Furthermore, collectively, Mr. Kelley and Garo Armen, our CEO, control approximately 8% of our outstanding common stock as of September 30, 2010, providing ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 10%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our CEO. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

On October 30, 2006, we issued $25.0 million of our 2006 Notes to a group of institutional investors. These 2006 Notes, together with any interest paid in the form of additional 2006 Notes, are convertible into our common stock at a conversion price of $3.00 per share at the option of the investors. On September 30, 2010, one holder of the 2006 Notes had holdings which, if totally converted into shares of our common stock, would result in this holder owning approximately 8,890,000 shares. If such holder had exercised such conversion right on September 30, 2010, such holder would have owned approximately 8% of our outstanding common stock.

While the 2006 Notes do not carry any voting rights, the common stock issuable upon conversion of such securities does carry the same voting rights as other shares of common stock. The ownership positions following any such conversion, along with any open market purchases by such holders, could provide the holders with the ability to substantially influence the outcome of matters submitted to our stockholders for approval.

Our stock may be delisted from the NASDAQ Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “AGEN.” In the event that we fail to satisfy any of the listing requirements, our common stock may be put under review or removed from the listing on the NASDAQ Capital Market.

On July 20, 2010, we were notified by the Listing Qualifications Staff of NASDAQ (the “Staff”) indicating that we are not in compliance with the Bid Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until January 18, 2010, to regain compliance with the Bid Price Requirement. After the initial 180 calendar day period, we could be eligible for an additional 180 day compliance period to regain compliance with the Bid Price Requirement, assuming we were to meet the NASDAQ Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 5505, excluding the Bid Price Requirement. To regain compliance with the minimum bid price continued listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. The Staff may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

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

Between our initial public offering on February 4, 2000 and September 30, 2010, and for the nine months ended September 30, 2010, the closing price of our common stock has fluctuated between $0.30 and $52.63 per share and $0.60 and $1.38 per share, respectively. The average daily trading volume for the nine months ended September 30, 2010 was approximately 1,319,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials;

•	results of our preclinical studies and clinical trials;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaborative partners;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development; and

•	quarterly fluctuations in our financial results.

The sale of a significant number of shares could cause the market price of our stock to decline.

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2010, we had approximately 99,006,000 shares of common stock outstanding. All of these shares are eligible for sale on the NASDAQ Capital Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 25,437,000 shares of common stock under our equity incentive plan and certain equity plans that we assumed in our acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 1,000,000 shares of common stock under our employee stock purchase plan, to permit the sale of 450,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of 17,417,434 shares of common stock pursuant to the private placement agreement dated January 9, 2008, to permit the sale of 14,000,000 shares of common stock pursuant to the private placement agreement dated April 8, 2008, to permit the sale of 9,673,900 shares of common stock pursuant to a private placement agreement dated July 30, 2009 and to permit the sale of 8,552,632 shares of common stock pursuant to a private placement agreement dated August 3, 2009. As of September 30, 2010, an aggregate of 39.4 million shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2010, options to purchase 7,368,891 shares of our common stock with a weighted average exercise price per share of $2.23 were outstanding. Many of these options are subject to vesting that generally occurs over a period of up to four years following the date of grant. As of September 30, 2010, we have 585,912 nonvested shares outstanding.

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

Date: November 9, 2010	ANTIGENICS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Antigenics Inc. filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) dated June 11, 2007 and incorporated herein by reference.

3.2	Third Amended and Restated By-laws of Antigenics Inc. filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q/A (File No. 0-29089) dated November 10, 2008 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Antigenics Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

10.1	Amended and Restated Executive Change-in-Control Plan of Antigenics Inc. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on November 3, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.