Form 10-Q
period 2011-06-30
AGENUS INC
filed 2011-08-05
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Number of shares outstanding of the issuer’s Common Stock as of August 2, 2011: 114,197,583 shares.

Agenus Inc.

Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$12,016,136	$19,781,976
Accounts receivable	188	35,000
Inventories	26,432	26,432
Prepaid expenses	830,653	704,744
Other current assets	422,196	306,008

Total current assets	13,295,605	20,854,160
Plant and equipment, net of accumulated amortization and depreciation of $25,639,004 and $24,993,225 at June 30, 2011 and December 31, 2010, respectively	5,095,063	6,194,465
Goodwill	2,572,203	2,572,203
Other long-term assets	1,268,254	1,285,831

Total assets	$22,231,125	$30,906,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	1,539,756	1,540,385
Accounts payable	340,034	698,554
Accrued liabilities	2,244,067	2,684,609
Other current liabilities	536,853	346,314

Total current liabilities	4,806,771	5,415,923
Convertible senior notes	30,458,075	34,050,033
Deferred revenue	2,842,593	3,612,156
Derivative liability (Note G)	—	755,000
Other long-term liabilities	1,275,979	1,780,759
Commitments and contingencies (Note E)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2011 and December 31, 2010; liquidation value of $31,817,625 at June 30, 2011	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at June 30, 2011 and December 31, 2010	31	31
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 114,326,623 and 111,885,759 shares issued at June 30, 2011 and December 31, 2010, respectively	1,143,266	1,118,858
Additional paid-in capital	578,168,656	568,916,796
Treasury stock, at cost; 260,944 shares of common stock at June 30, 2011 and December 31, 2010	(324,792)	(324,792)
Accumulated deficit	(596,139,770)	(584,418,421)

Total stockholders’ deficit	(17,152,293)	(14,707,212)

Total liabilities and stockholders’ deficit	$22,231,125	$30,906,659

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$—	$35,000	$—	$35,000
Research and development revenue	786,432	770,171	1,458,313	1,706,599

Total revenues	786,432	805,171	1,458,313	1,741,599
Operating expenses:
Cost of goods sold	—	57,898	—	57,898
Research and development	2,823,626	2,628,896	5,639,002	7,260,180
General and administrative	2,664,322	2,767,354	5,543,262	6,333,451

Operating loss	(4,701,516)	(4,648,977)	(9,723,951)	(11,909,930)
Other income (expense):
Non-operating income (expense)	(7,684)	880,992	(816)	563,134
Interest expense	(1,052,851)	(1,214,412)	(2,008,368)	(2,454,739)
Interest income	4,466	10,635	11,786	18,733

Net loss	(5,757,585)	(4,971,762)	(11,721,349)	(13,782,802)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(395,250)	(395,250)

Net loss attributable to common stockholders	$(5,955,210)	$(5,169,387)	$(12,116,599)	$(14,178,052)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.05)	$(0.05)	$(0.11)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	114,024,389	95,754,625	113,449,856	93,381,452

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,721,349)	$(13,782,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,133,682	1,881,200
Intangible asset impairment	—	629,382
Change in fair value of derivative liability	—	511,680
Share-based compensation	1,204,575	2,052,778
Non-cash interest expense	1,988,166	1,913,235
Net gain on extinguishment of debt	—	(1,063,746)
Loss on sale of property and equipment	15,190	24,378
Changes in operating assets and liabilities:
Accounts receivable	34,812	(17,500)
Inventories	—	233,204
Prepaid expenses	(125,909)	(108,354)
Accounts payable	(358,520)	(560,018)
Deferred revenue	(770,192)	(305,700)
Accrued liabilities and other current liabilities	208,655	(279,674)
Other operating assets and liabilities	(279,624)	(298,885)

Net cash used in operating activities	(8,670,514)	(9,170,822)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,000,000	20,000,000
Proceeds from sale of property and equipment	17,974	35,800
Purchases of available-for-sale securities	(4,998,799)	(19,993,238)
Purchases of plant and equipment	(49,867)	(69,217)

Net cash used in investing activities	(30,692)	(26,655)

Cash flows from financing activities:
Net proceeds from sales of equity	1,288,024	8,244,029
Proceeds from employee stock purchases	42,592	27,938
Payment of series A convertible preferred stock dividends	(395,250)	(395,250)

Net cash provided by financing activities	935,366	7,876,717

Net decrease in cash and cash equivalents	(7,765,840)	(1,320,760)
Cash and cash equivalents, beginning of period	19,781,976	20,066,817

Cash and cash equivalents, end of period	$12,016,136	$18,746,057

Non-cash financing activity:
Convertible Note adjustment to equity for conversion option	$5,580,124	—
Reclassification of derivative liability into equity	$755,000	—
Issuance of senior secured convertible notes as payment in-kind for interest	$1,386,817	$1,282,190
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	—	$1,125,918

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note A — Business, Liquidity and Basis of Presentation

Agenus Inc., formerly Antigenics Inc., (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our core technology portfolio consists of our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies) and our Saponin Platform (based on our saponin adjuvant based technologies). From our HSP Platform we are developing our Prophage Series of cancer vaccines. We have tested product candidates from our Prophage Series in Phase 3 clinical trials for both the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia in RCC as Oncophage® vaccine (vitespen). Product candidates from our Prophage G-Series are currently in Phase 2 clinical trials in glioma, a type of brain cancer. Within our HSP Platform we are also developing recombinant HSP based technologies (the Recombinant Series). HerpV, a therapeutic vaccine candidate from the Recombinant Series has been tested in a Phase 1 clinical trial for the treatment of genital herpes. Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including human immunodeficiency virus, cancer, Alzheimer’s disease, malaria, shingles, human immunodeficiency virus, and tuberculosis. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of June 30, 2011, we had an accumulated deficit of $596.1 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources as of June 30, 2011, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2012. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our Prophage Series vaccines is subject to further evaluation and uncertainty, and because HerpV is in early-stage clinical development, we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity.

As of June 30, 2011, we had debt outstanding of $36.3 million in principal, including $36.1 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). We expect to attempt to raise additional funds in advance of depleting our current funds to repay existing obligations and for working capital purposes. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our product, Oncophage and/or our Prophage Series of cancer vaccines, (2) vaccines containing QS-21 under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Note B — Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2011 and 2010, as they would be anti-dilutive:

	At June 30,
	2011	2010
Warrants	19,856,302	22,049,284
Stock options	8,602,538	7,237,071
Nonvested shares	972,658	662,828
Convertible preferred stock	2,000,000	2,000,000

Note C — Share-Based Compensation

We use the Black-Scholes option pricing model to value options for employees and non-employees as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a three or four-year period. The non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options are exercised or expire, by changes in the fair value of our common stock. A summary of option activity for the six months ended June 30, 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,272,850	$2.24
Granted	2,047,173	1.02
Forfeited	(253,011)	1.59

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Expired	(462,557)	8.15
Exercised	(1,917)	0.75

Outstanding at June 30, 2011	8,602,538	$1.65	7.6	$59,648

Vested or expected to vest at June 30, 2011	8,236,154	$1.68	7.5	$55,503

Exercisable at June 30, 2011	5,018,121	$2.02	6.8	$33,074

The weighted average grant-date fair values of options granted during the six months ended June 30, 2011, and 2010, were $0.77, and $0.61, respectively.

During the first six months of 2011, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of June 30, 2011, approximately $1.7 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.2 years.

As of June 30, 2011, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $126,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of nonvested stock activity for the six months ended June 30, 2011 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	513,449	$0.77
Granted	1,347,882	0.56
Vested	(839,538)	0.83
Forfeited	(49,135)	0.56

Outstanding at June 30, 2011	972,658	$0.47

As of June 30, 2011, there was approximately $382,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 1.5 years. The total intrinsic value of shares vested during the six months ended June 30, 2011 was $793,429.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the Directors’ Deferred Compensation Plan and in lieu of 34% of the base salary of our Chief Executive Officer (“CEO”). During the six months ended June 30, 2011, 65,075 shares were issued under the

2009 ESPP, and 842,926 shares were issued as a result of the vesting of nonvested stock. In addition, during the six months ended June 30, 2011, 81,525 shares were issued to our CEO in lieu of cash salary.

The impact on our results of operations from the granting of stock options and nonvested shares and issuing shares for services was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$81	$153	$269	$740
General and administrative	482	340	936	1,313

Total share-based compensation expense	$563	$493	$1,205	$2,053

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

Our 2006 Notes are secured by the equity of our wholly-owned subsidiary that holds the rights or patents to QS-21 and HerpV. At the option of the holders, our 2006 Notes can be converted in whole or in part into an equity interest in this subsidiary, subject to our ability to preempt the conversion by redeeming the 2006 Notes to be so converted at a price equal to the conversion amount of such notes plus an amount that, when taken together with any cash interest payments previously made with respect to such 2006 Notes, would generate a 30% annual internal rate of return to the holders. If converted into an equity interest of this subsidiary, the ownership interest in the subsidiary will be determined by multiplying (x) the quotient of the conversion amount divided by $25.0 million, by (y) 30%. In addition, our 2006 Notes grant holders a right of first refusal in any future equity issuance in this subsidiary so that holders of our 2006 Notes may purchase up to 50% of any newly issued equity in this subsidiary. If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. At June 30, 2011, the outstanding principal balance of the 2006 Notes was $36.1 million.

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

Note E — Commitments and Contingencies

Agenus, our Chairman and CEO, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. Agenus and the other defendants will receive complete dismissals from the case. In October 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any. No accrual has been recorded at June 30, 2011 for this action.

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

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years ending after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. Adoption of this standard will impact only the presentation of our financial results.

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

We measure our derivative liability at fair value. Our derivative liability is classified within Level 3 because it is valued using a modified Black-Scholes model. Certain inputs into this model were valued using a combination of income and market approaches which are unobservable in the market and are significant.

The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.

Assets and liabilities measured at fair value are summarized below (in thousands):

	June 30, 2011		December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liability	—	—	—	$755

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2011 (amounts in thousands):

Balance, December 31, 2010	$755
Decrease for reclassification as Equity (see Note D)	(755)

Balance, June 30, 2011	$—

As of June 30, 2011, and December 31, 2010, $100,000 in principal of the 2005 Notes are outstanding with an estimated fair value of $87,000 based on the most recent market transactions. As of June 30, 2011, and December 31, 2010, $36.1 million and $34.7 million in principal of the 2006 Notes are outstanding respectively. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at June 30, 2011, and December 31, 2010, is $29.6 million and $30.8 million, respectively, based on a present value methodology. The fair value of the embedded conversion option at June 30, 2011, is $3.1 million.

Note H — Equity

During the six months ended June 30, 2011, we issued and sold approximately 803,000 shares of our common stock in at the market offerings through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. and raised net proceeds of approximately $810,000 after deducting offering costs. We also issued and sold 530,000 shares based on the exercise of a purchase option under a subscription agreement dated December 13, 2010, and received net proceeds of $477,000.

On March 3, 2011, we were notified by the Listing Qualifications Staff of Nasdaq (the “Staff”) that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until August 30, 2011, to regain compliance with the Bid Price Requirement. Compliance can be achieved by maintaining a closing bid price of at least $1.00 per share for at least 10 consecutive business days prior to the expiration of our 180 calendar day grace period. However, the Staff has the discretion to monitor the closing bid price for up to 20 business days, in certain circumstances, before deeming a company back in compliance. As of August 5, 2011, we have not achieved compliance with the Bid Price Requirement.

If compliance is not demonstrated within the applicable compliance period, the Staff would notify us that our securities will be subject to delisting from The NASDAQ Capital Market. However, we would have the right to appeal the Staff’s determination to delist our securities to an independent NASDAQ Listing Qualifications Panel. During the appeal to the Panel, shares of our common stock would continue to trade on The Nasdaq Capital Market pending the issuance of the final Panel decision. The Panel has the discretion to grant us up to an additional 180 calendar days from the date of the Staff determination to delist. In assessing a request for continued listing, a Panel will consider whether a company is willing to effect a reverse stock split before the end of the requested additional compliance period, if such action is necessary for the company to regain compliance. A Panel will also consider whether the company appears likely to maintain compliance with all other applicable listing requirements during the requested additional compliance period and whether the company has an opportunity to achieve a $1.00 per share price without effecting a reverse stock split.

On June 15, 2011 our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at the discretion of our Board of Directors at an exchange ratio of not less than 1-for-2 or greater than 1-for-10. As a result, the Board has the authority, but not the obligation, in its sole discretion and without any further action on the part of the stockholders, to effect a reverse stock split at any time prior to the Company’s

2012 Annual Meeting of Stockholders that it believes to be advantageous to the Company and its stockholders, including, without limitation, for the purpose of maintaining compliance with The NASDAQ Capital Market listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current research and/or development activities are focused on developing technologies and product candidates to treat cancers and infectious diseases. Our core technology portfolio consists of our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies) and our Saponin Platform (based on our saponin adjuvant based technologies). Some of our key candidates from these technology platforms are highlighted below:

•

The Prophage Series of cancer vaccines: The Prophage Series of cancer vaccines is a patient specific application of our HSP Platform. We believe that the collective results from our clinical trials to date with product candidates from the Prophage Series indicate a favorable safety profile and signals of efficacy in multiple cancer types. In a registry following patients from a large randomized Phase 3 trial in non-metastatic renal cell carcinoma (RCC; kidney cancer), patients at intermediate-risk of recurrence who were in the treatment arm and received Prophage Series vaccine R-100 demonstrated an approximately 46 percent lower risk of death compared with those in the control arm (n = 362; P < 0.05; hazard ratio = 0.54). R-100 is approved for sale in this indication in Russia as Oncophage® vaccine (vitespen). Phase 2 trials are underway testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively. Although promising results have been observed to date there can be no assurance that we will successfully complete all clinical trials or obtain regulatory approvals for these products. Additional trials are under evaluation using combinations of potentially synergistic therapies, as well as in pediatric neurological tumors.

•

HerpV: HerpV is a recombinant therapeutic vaccine candidate for the treatment of genital herpes, which is also derived from our HSP Platform. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses—a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since with the integration of heat shock proteins with antigenic peptides we could potentially create therapeutic vaccines for many infectious diseases. We are considering initiating a Phase 2 trial while continuing to seek potential partnership opportunities for this program.

•

QS-21 Stimulon® adjuvant (“QS-21”): QS-21, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy. There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are expected to be launched in the 2013-2014 timeframe, and we are entitled to royalties for at least 10 years post-launch. However, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties, in the future. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. We do not incur clinical development costs for these products and are generally reimbursed for any related expenses by our licensees. QA-21, a veterinary grade of QS-21, is also within the Saponin Platform. QA-21 is in a commercial feline leukemia vaccine product of one of our licensees, and is under development for other veterinary applications.

We have incurred significant losses since our inception. As of June 30, 2011, we had an accumulated deficit of $596.1 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources at June 30, 2011, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2012. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) completing an outright sale of assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our product, Oncophage and/or our other Prophage Series of cancer vaccines, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “AGEN”. In April 2009, we moved from The NASDAQ Global Market to The NASDAQ Capital Market as part of our plan to regain compliance with minimum market value requirements. On March 3, 2011, we were notified by the Listing Qualifications Staff of Nasdaq (the “Staff”) that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until August 30, 2011, to regain compliance with the Bid Price Requirement. If compliance is not demonstrated within the applicable compliance period, the Staff will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal the Staff’s determination to delist our securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market. There can be no assurance that we will meet the requirements for continued listing on the Nasdaq Capital Market or whether any appeal would be granted by the Hearings Panel. This is the third time we have been in non-compliance with the Bid Price Requirement since our move to The NASDAQ Capital Market.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, our commercialization efforts in Russia, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

Although the Company believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events, or otherwise.

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that the Company believes could cause actual results to differ materially from any forward-looking statements in Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

Oncophage® and Stimulon® are registered trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Historical Results of Operations

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Revenue: We generated revenue of $786,000 and $805,000 during the quarters ended June 30, 2011 and 2010, respectively. Revenue includes license fees and royalties earned, and in 2010, product revenue. In the quarters ended June 30, 2011 and 2010, we recorded revenue of $385,000 and $388,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses increased 7% to $2.8 million for the quarter ended June 30, 2011 from $2.6 million for the quarter ended June 30, 2010. The increase relates to our personnel related expenses necessary to support our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 4% to $2.7 million for the quarter ended

June 30, 2011 from $2.8 million for the quarter ended June 30, 2010. This decrease is largely related to a reduction in our facility related expenses and our general cost containment efforts.

Non-Operating Income (Expense): Non-operating income of $881,000 for the quarter ended June 30, 2010 consists of a $1.1 million net gain on the extinguishment of a portion of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) partially offset by the change in the fair value of our derivative liability of $184,000. No similar activity occurred in 2011.

Interest Expense: Interest expense decreased to $1.1 million for the quarter ended June 30, 2011 from $1.2 million for the quarter ended June 30, 2010. This decrease is related to the repurchase of substantially all of our 2005 Notes during 2010. Interest on our 8% senior secured convertible notes due August 2014 (the “2006 Notes”) is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the quarters ended June 30, 2011 and 2010, interest expense included $693,000 and $641,000, respectively, related to the 2006 Notes.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue: We generated revenue of $1.5 million and $1.7 million during the six months ended June 30, 2011 and 2010, respectively. This decreased revenue in 2011 is due primarily to fewer shipments of QS-21 to our QS-21 licensees in the quarter ended June 30, 2011 as compared to the same quarter in 2010. In each of the six months ended June 30, 2011 and 2010, we recorded revenue of $770,000, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses decreased 22% to $5.6 million for the six months ended June 30, 2011 from $7.3 million for the six months ended June 30, 2010. The decrease resulted from declines in spending related to our general cost-containment efforts and to the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 12% to $5.5 million for the six months ended June 30, 2011 from $6.3 million for the six months ended June 30, 2010. This decrease is largely related to a reduction in our facility related expenses and our general cost containment efforts.

Non-Operating Income (Expense): Non-operating income of $563,000 for the six months ended June 30, 2010 consists of the net gain of $1.1 million on the extinguishment of a portion of our 2005 Notes partially offset by the change in the fair value of our derivative liability of $512,000. The change in our derivative liability is primarily due to an increase in our market value from December 31, 2009 to June 30, 2010.

Interest Expense: Interest expense decreased 18% to $2.0 million for the six months ended June 30, 2011 from $2.5 million for the six months ended June 30, 2010. This decrease is primarily related to the repurchase of substantially all of our 2005 Notes. Interest on our 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the six months ended June 30, 2011 and 2010, interest expense included $1.4 million and $1.3 million, respectively, which was paid in the form of issuing additional 2006 Notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the quarter ended June 30, 2011, these research and development programs consisted largely of our Prophage Series vaccines as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,			Prior to
	Product	2011	2010	2009	2008	2008	Total
Research and Development Program
Heat Shock Proteins for Cancer	Prophage Series Vaccines	$5,528	$10,960	$15,309	$17,156	$238,426	$287,379

Heat Shock Proteins for Infectious Diseases	HerpV	79	644	262	1,377	16,071	18,433
Vaccine adjuvant *	QS-21	32	1,185	1,071	648	9,500	12,436
Other Research and Development Programs		—	89	261	1,482	31,695	33,527

Total Research and Development Expenses		$5,639	$12,878	$16,903	$20,663	$295,692	$351,775

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our Prophage Series vaccines are in various stages of development as described below. Significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, and because HerpV is an early-stage clinical development candidate, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 to meet demand, obtaining regulatory approvals, and successfully commercializing product candidates containing QS-21.

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

We initiated a Phase 3, multicenter, international trial for non-metastatic RCC into which the first patient was randomized in February 2001. As announced on March 24, 2006, the trial did not reach statistical significance in its primary endpoint of recurrence-free survival in the total patient population, though a positive trend was observed. During the protocol design process in 1999 and 2000, key opinion leaders were consulted, and the non-metastatic RCC patient population designated for enrollment in the trial was thought to be a relatively uniform group. In 2006, the Eastern Cooperative Oncology Group (“ECOG”) initiated a trial in adjuvant RCC with sorafenib and sunitinib that stratified their patient population into intermediate-risk, high-risk, and very high-risk recurrence categories. Using these ECOG defined criteria, analysis of the intermediate-risk patients (362 of the 604 eligible patients) in the trial showed a statistically significant difference in recurrence-free survival in favor of the Oncophage arm. In part because the intermediate-risk category was not prospectively delineated prior to the trial’s initiation, the Food and Drug Administration (“FDA”) has indicated that, by itself, part I of our Phase 3 clinical trial in renal cell carcinoma is not sufficient to support a biologics license application (“BLA”) filing.

We opened a subsequent protocol that continued to follow patients from this trial in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. The registry, which is expected to provide additional data on the effectiveness of the vaccine, followed patients until March 2010, an additional three years from closure of the initial trial, providing more than five years of data collection following the enrollment of the last patient in the trial. At the 2009 American Society of Clinical Oncology (“ASCO”) annual meeting, we announced results of an interim analysis from the ongoing global patient survival registry, which showed that patients with kidney cancer at intermediate-risk of disease recurrence demonstrated an approximately 46 percent lower risk of death in the treatment arm compared with the control arm (n = 362; P < 0.05; hazard ratio = 0.54). Final analysis of this data has been completed and is under consideration for publication. There is no guarantee that the final data will uphold the results of our interim analysis.

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

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate-risk for disease recurrence. Because, among other things, we have limited resources and minimal sales and marketing experience, commercialization of Oncophage has been slow, and only modest sales of Oncophage in Russia have occurred. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. Since this approval we have been focusing our efforts in Russia on securing one or more distribution and/or partnering arrangements and related commercialization activities. The amount of any future revenue generated from the sale of Oncophage in Russia will depend on our ability to successfully execute on these efforts and identify and obtain adequate reimbursement, as well as on decisions of physicians and patients, among other factors. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

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

A Phase 1/2 clinical trial with Prophage Series vaccine G-200 vaccine in recurrent, high-grade glioma, designed to enroll approximately 50 patients, is currently ongoing. This study is being led by the Brain Tumor Research Center at the University of California, San Francisco (“UCSF”), with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. Phase 1 results, presented at the Society for Neuro-Oncology Annual Meeting Conference in November 2008, showed that vaccination following brain cancer surgery increased overall median survival to approximately 10.5 months in comparison with historical controls of six months, with four patients surviving beyond 12 months and one patient surviving almost 2.5 years. The study also showed that all 12 treated patients demonstrated a significant immune response after vaccination with G-200 ( P < 0.001) as compared with pre-vaccination values. Patients with minimal residual disease at time of first vaccination (n = 7) were more likely to survive beyond nine months compared with patients with significant residual disease.

The Phase 2 portion of this study has expanded to include New York-Presbyterian Hospital/Columbia University Medical Center and University Hospitals/Case Western Reserve. Interim data was presented at the Society for Neuro-Oncology meeting in October 2009, which showed a median survival of 10.1 months in the first 20 patients treated with G-200, and that to date six patients (30 percent) had survived at or beyond 12 months. This early data shows an improvement in overall survival over the previous long-standing historical median survival of 6.5 months, and is also slightly favorable to the recently reported median survival of 9.2 months with Avastin® (bevacizumab) in patients with recurrent high-grade glioma. In May 2010, data presented at the International Conference on Brain Tumor Research and Therapy suggested that vaccination with this candidate may improve overall survival in patients with recurrent high-grade glioma. An overall median survival of 44 weeks after tumor resection was observed. Approximately 70% of the evaluable patients survived beyond 36 weeks, and 41% survived up to or longer than one year. Additional data presented at ASCO in June 2011 showed that 93% of the patients were alive at >26 weeks after surgery and a median overall survival of 11 months (47.6 weeks).

UCSF also initiated an additional Phase 2 clinical trial in newly diagnosed glioma testing Prophage Series vaccine G-100 in combination with Temodar® (temozolomide). This trial is currently enrolling, with a target of 50 patients. Based on promising trends to date, this trial is being expanded to include up to 10 clinical sites.

QS-21

QS-21 Stimulon® adjuvant is an adjuvant, or a substance added to a vaccine or other immunotherapy, that is intended to enhance immune response. The key licensees of QS-21 are GSK and JANSSEN Alzheimer Immunotherapy. There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. Assuming regulatory approval, the first products containing QS-21 are expected to be commercially launched in the 2013-2014 timeframe. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. The Company does not incur clinical development costs for these products and is generally reimbursed for any related expenses by its licensees.

In return for rights to use QS-21, our licensees have generally agreed to pay us license fees, supply payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21. From time to time our collaborators or licensees initiate and/or cease programs containing QS-21. For example, an undisclosed infectious disease Phase 3 program was discontinued during 2010 by one of our collaborators.

On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement, under which GSK has the right to manufacture all of its requirements of commercial grade QS-21. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time. We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and that a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. GSK has initiated Phase 3 studies evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in non-small cell lung cancer and melanoma. GSK has also initiated a Phase 3 clinical trial in malaria and a Phase 3 clinical trial in shingles. Revenues recognized with respect to this agreement were $663,000 for each of the six months ended June 30, 2011 and 2010.

Elan Pharmaceuticals, Inc. and/or its affiliates (“Elan”) had a commercial license for the use of QS-21 in the research and commercialization of an Alzheimer’s disease vaccine that contains QS-21 (“Licensed Product”). In 2007, Elan initiated a Phase 2 study with the Licensed Product. Effective September 14, 2009, we entered into an Amended and Restated License Agreement (“Amended License Agreement”) with Elan. On September 17, 2009, the Amended License Agreement was assigned to JANSSEN Alzheimer Immunotherapy. Under the terms of the Amended License Agreement assigned to JANSSEN Alzheimer Immunotherapy, they will have the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the Licensed Product. In addition, pursuant to the terms of the Amended License Agreement, JANSSEN Alzheimer Immunotherapy has the right to manufacture all of its requirements of QS-21 for use in the Licensed Product and we have no further supply obligations. Under the terms of the Amended License Agreement, we are entitled to receive future milestone payments and product royalties in the event of the successful development and commercial sales of the Licensed Product. Revenues recognized with respect to this agreement were $85,000 and $74,000 for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $596.1 million as of June 30, 2011. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through June 30, 2011, we have raised aggregate net proceeds of $507.7 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. During February 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we may sell an aggregate of up to 20 million shares of our common stock from time to time through the Sales Agents. To date we have issued approximately 7.6 million shares of our common stock in at the market offerings through the Sales Agents and raised net proceeds of approximately $9.5 million after deducting offering costs of approximately $294,000. As of June 30, 2011, we had debt outstanding of $36.3 million in principal, including $36.1 million in principal of our 2006 Notes maturing August 31, 2014 and $100,000 in principal of our 2005 Notes maturing February 20, 2025. The 2005 Notes are subject to redemption at the option of the holders or us beginning February 1, 2012.

Our cash, cash equivalents, and short-term investments at June 30, 2011 were $12.0 million, a decrease of $7.8 million from December 31, 2010. Based on our current activities we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $16-$18 million range for the year ending December 31, 2011. In addition, we hope to generate royalties from our QS-21 product in the 2013-2014 timeframe.

We believe that, based on our current plans and activities, our working capital resources at June 30, 2011, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2012. We closely monitor our cash needs. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our funds. In order to fund our operations through 2011 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) completing an outright sale of selected assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for our other Prophage Series vaccines, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.2 million over the term of the studies. Through June 30, 2011, we have expensed $46.9 million as research and development expenses and $46.6 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have previously entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of June 30, 2011. We may enter into additional sponsored research agreements in the future, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 Stimulon® adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was $8.7 million and $9.2 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the anticipation of earning royalties from QS-21 beginning in the 2013-2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years ending after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. Adoption of this standard will impact only the presentation of our financial results.

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

We had cash and cash equivalents at June 30, 2011 of $12.0 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at June 30, 2011, however, we are subject to investment risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From our inception through June 30, 2011, we have incurred net losses totaling $596.1 million. Our net losses for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009, and 2008, were $11.7 million, $21.9 million, $30.3 million, and $30.8 million, respectively. We expect to incur significant losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations depends on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of our Prophage Series of cancer vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On June 30, 2011, we had $12.0 million in cash and cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at June 30, 2011, combined with anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2012. We expect to attempt to raise additional funds in advance of depleting our funds although funds may not be available on favorable terms, or at all. For the six months ended June 30, 2011, our average monthly cash used in operating activities was $1.4 million. We do not anticipate significant capital expenditures during 2011.

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

As of June 30, 2011, we had debt outstanding of $36.3 million in principal, including $36.1 million in principal of our 2006 Notes maturing August 31, 2014 and $100,000 in principal of our 2005 Notes maturing February 20, 2025. The 2005 Notes are subject to redemption at the option of the holders or us beginning February 1, 2012.

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

To date, we have had negative cash flows from operations. For the six months ended June 30, 2011 and for the years ended December 31, 2010, 2009, and 2008, net cash used in operating activities was $8.7 million, $14.8 million, $24.2 million, and $28.9 million, respectively.

Our 2006 Notes contain restrictive covenants and are convertible into equity interests in one of our subsidiaries that holds important rights to certain of our QS-21 and HerpV technology.

Our 2006 Notes are secured by the equity of our wholly-owned subsidiary that holds the rights or patents to QS-21 and HerpV. At the option of the holders, our 2006 Notes can be converted in whole or in part into an equity interest in this subsidiary, subject to our ability to preempt the conversion by redeeming the 2006 Notes to be so converted at a price equal to the conversion amount of such notes plus an amount that, when taken together with any cash interest payments previously made with respect to such 2006 Notes, would generate a 30% annual internal rate of return to the holders. If converted into an equity interest of this subsidiary, the ownership interest in the subsidiary will be determined by multiplying (x) the quotient of the conversion amount divided by $25.0 million, by (y) 30%. In addition, our 2006 Notes grant holders a right of first refusal in any future equity issuance in this subsidiary so that holders of our 2006 Notes may purchase up to 50% of any newly issued equity in this subsidiary. In addition, our 2006 Notes contain a number of restrictions and covenants, including, but not limited to, restrictions and covenants that limit our ability, and the ability of our subsidiary mentioned above, to:

•	incur certain additional indebtedness;

•	make certain investments;

•	enter into certain affiliated party transactions;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of our assets; and/or

•	change our line of business.

If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. At June 30, 2011, the outstanding principal balance of the 2006 Notes was $36.1 million.

Several factors could prevent the successful commercialization of Oncophage in Russia. In addition, we do not expect to generate significant revenue from sales of Oncophage in Russia in the near term.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Prophage Series vaccine R-100 (Oncophage) for the treatment of kidney cancer patients at intermediate-risk for disease recurrence. The Russian registration was our first product approval from a regulatory authority.

Since approval, minimal sales have occurred in Russia and we continue to seek distribution arrangements to facilitate future sales. Conducting business in Russia is difficult without a local business presence, and accordingly, we are looking for third parties to conduct our Oncophage operations in Russia. Complexities unique to the logistics of this product may delay shipments and limit our ability to move commercial product in an efficient manner without incident. If we are unable to obtain distribution arrangements in Russia including favorable pricing and payment terms, and/or develop appropriate logistical processes for distribution of Oncophage, our commercialization efforts would be adversely affected.

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

We may not be able to obtain health insurance coverage of our product candidates, and if coverage is obtained, it may be substantially delayed, or there may be significant restrictions on the circumstances in which the products would be reimbursed. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement will have on our sales.

We may not be able to make vaccines from the Prophage Series available in countries other than Russia or in indications other than renal cell carcinoma.

Oncophage is currently only approved for marketing in Russia for the adjuvant treatment of kidney cancer patients at intermediate-risk for disease recurrence and is the only product from our Prophage Series of vaccines that is approved for marketing anywhere. The probability and timing of submissions and/or approval of Prophage Series vaccines in any other jurisdiction or indication is uncertain. Phase 2 trials testing the Prophage Series vaccine candidates G-100 and G-200 are currently underway in both newly diagnosed and recurrent glioma, respectively. There can be no assurance that these trials will support BLA filings.

In 2008, we submitted a MAA, to the European Medicines Agency (“EMA”), requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. After its review, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion on our MAA and subsequently we withdrew our application. We have stopped actively pursuing European approval, and while we continue to explore paths forward in Europe, at this time there are no active partnership discussions ongoing.

The FDA has indicated that our Phase 3 clinical trials of Oncophage and Prophage Series vaccine M-200 cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in these Phase 3 trials are based on data analysis of subgroups of patients, some of which were not pre-specified. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval in the United States, and our existing data may not support registration or approval in other territories outside of Russia, including in Europe. Due to our lack of resources, our ability to perform additional studies may be limited. Furthermore, studies may take years to complete and may fail to support regulatory filings for many reasons. In addition, our Prophage Series vaccines are a novel class of patient-specific (derived from the patient’s own tumor) oncology therapies, and the FDA and foreign regulatory agencies, including the EMA, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have limited experience in reviewing these types of therapies. Therefore, product candidates deriving from the Prophage Series of vaccines may experience high development costs and a long regulatory review process, either of which could delay or prevent our commercialization efforts.

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

Our products and the products in development by our collaborative partners may fail because of intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of product candidates directed at cancer, infectious diseases and degenerative disorders. Several of these companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax) and Celldex (CDX-110). In addition, one or more of these companies may develop product candidates for recurrent glioma.

There is no guarantee that our products/product candidates will be able to compete with potential future products being developed by our competitors. For example, Oncophage may compete with therapies currently in development for non-metastatic renal cell carcinoma, such as Wilex AG’s Rencarex (WX-G250), sorafenib, sunitinib, temsirolimus, bevacizumab and pazopanib. As vaccines from our Prophage Series are potentially developed in other indications, they would face additional competition in those indications. In addition, and prior to regulatory approval, our Prophage Series vaccines and all of our other product candidates, may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

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

If the future commercial demand for our Prophage Series vaccine Oncophage or clinical demand for other candidates is substantially greater than we anticipate, our capacity may not be able to meet product demand. In addition, higher manufacturing loads may result in higher manufacturing failure rates as the operation becomes more complex. We currently manufacture our Prophage Series vaccines in our Lexington, Massachusetts facility. While we believe we will be able to cover demand in the near term, there is no guarantee that we will be able to meet all future or unanticipated increases in demand, and a failure to do so could adversely affect our business. Such demand may also limit our ability to manufacture product in support of clinical trials, and this could cause a delay or failure in our Prophage Series vaccine development programs. Manufacturing of Prophage Series vaccines is complex, and various factors could cause delays or an inability to supply vaccine. Deviations in the processes controlling manufacture could result in production failures. Furthermore, we have limited manufacturing resources and there is no assurance that we will be able to obtain the necessary resources, timely or at all, to meet any increased demand.

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

QS-21 is an adjuvant, and we rely on third party licensees to develop vaccines using QS-21.

We currently rely upon and expect to continue to rely upon third party licensees, particularly GSK and JANSSEN Alzheimer Immunotherapy (“JANSSEN”), to develop, test, market and manufacture vaccines that utilize our QS-21 adjuvant. We expect that we will rely on similar relationships in the development of new adjuvants in our Saponin Platform.

In return for rights to use QS-21, our licensees have generally agreed to pay us license fees, supply payments, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch of a vaccine that utilizes QS-21. As each licensee controls its own product development process, we cannot control or predict our licensees’ requirements for QS-21 in the future or to what extent, if any, they will develop vaccines that use QS-21 as an adjuvant. Our licensees may initiate or cease programs containing QS-21 at any time. In the event that our licensees develop vaccines using QS-21, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties, in the future.

In addition, where we had previously supplied our licensees with all their requirements of commercial grade QS-21, we have recently amended our agreements so that our licensees are permitted to manufacture their own QS-21. We are unable to predict what amount of QS-21, if any, will be purchased from us by these licensees in the future.

The drug development and approval process is uncertain, time-consuming, and expensive.

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the U.S. Food and Drug Administration, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds. As of June 30, 2011, we have spent approximately 17 years and $287.4 million on our research and development program in heat shock proteins for cancer.

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

Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions, withdrawals, or other commercialization hurdles if we fail to comply with regulatory requirements, if these regulatory requirements change, or if we experience other unanticipated regulatory problems.

Regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation reduces the size of the potential market for that product. Product approvals, once granted, are subject to continual review and periodic inspections by regulatory authorities. Our operations and practices are subject to regulation and scrutiny by the United States government, as well as governments of any other countries in which we do business or conduct activities. Later discovery of previously unknown problems or safety issues, and/or failure to comply with domestic or foreign laws, knowingly or unknowingly, can result in various adverse consequences, including, among other things, possible delay in approval or refusal to approve a product, warning letters, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to renew marketing applications, complete withdrawal of a marketing application, and/or criminal prosecution, withdrawal of an approved product from the market, and/or exclusion from government health care programs. Such regulatory enforcement could have a direct and negative impact on the product for which approval is granted, but also could have a negative impact on the approval of any pending applications for marketing approval of new drugs or supplements to approved applications.

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

While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of Oncophage or any of the other Prophage Series vaccines. Due to the announcements in March 2006 that part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint in the intent to treat population, and in November 2009, that the CHMP adopted a negative opinion on our MAA, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.

In addition, we would consider license and/or co-development opportunities to advance HerpV. This product is at an early stage and collaborative partners or licensees may defer discussions until results from early clinical trials become available, or they may not engage in such discussions at all. Advancing clinical development of HerpV will require a partner or additional funding.

Because we rely on collaborators and licensees for the development and commercialization of some of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of candidates from the Prophage G Series is currently dependent in large part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the UCSF, which is conducting Phase 2 clinical trials of Prophage Series vaccines G-100 and G-200 for the treatment of glioma. In addition, substantially all product candidates containing QS-21 depend on the success of our collaborative partners or licensees, and the Company’s relationships with these third parties. Such product candidates depend on the successful and adequate manufacture and/or supply of QS-21, and our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. We currently have exclusive rights to 73 issued United States patents and 124 issued foreign patents. We also have exclusive rights to 4 pending United States patent applications and 24 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Agenus, our Chairman and Chief Executive Officer, Dr. Garo H. Armen, and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. Agenus and the other defendants will receive complete dismissals from the case. In October 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any.

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

Although we believe that our current procedures and programs for handling, storage, and disposal of these materials comply with federal, state, and local laws and regulations, we cannot eliminate the risk of accidents involving contamination from these materials. Although we have a workers’ compensation liability policy, we could be held liable for resulting damages in the event of an accident or accidental release, and such damages could be substantially in excess of any available insurance coverage and could substantially disrupt our business.

Risks Related to our Common Stock

The unaffiliated holders of certain convertible securities have the right to convert such securities into a substantial percentage of our outstanding common stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns 5,546,240 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into 2,000,000 shares of common stock at an initial conversion price of $15.81, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on June 30, 2011, he would have held approximately 7% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Collectively, Mr. Kelley and Dr. Armen, our Chief Executive Officer, control approximately 11% of our outstanding common stock as of June 30, 2011, providing ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 12%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

Our stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “AGEN.” In the event that we fail to maintain compliance with the applicable listing requirements, our common stock could become subject to delisting from The NASDAQ Capital Market.

In April 2009, we moved from The NASDAQ Global Market to The NASDAQ Capital Market as part of our plan to regain compliance with minimum market value requirements. On March 3, 2011, we were notified by the NASDAQ Staff that we are not in compliance with the Bid Price Requirement because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until August 30, 2011, to regain compliance with the Bid Price Requirement. Compliance can be achieved by maintaining a closing bid price of at least $1.00 per share for at least 10 consecutive business days prior to the expiration of our 180 calendar day grace period. However, the NASDAQ Staff has the discretion to monitor the closing bid price for up to 20 business days, in certain circumstances, before deeming a company back in compliance. As of August 5, 2011, we have not achieved compliance with the Bid Price Requirement. This is the third time we have been in non-compliance with the Bid Price Requirement since our move to The NASDAQ Capital Market.

If compliance is not demonstrated within the applicable compliance period, the Staff would notify us that our securities will be subject to delisting from The NASDAQ Capital Market. However, we would have the right to appeal the Staff’s determination to delist our securities to an independent NASDAQ Listing Qualifications Panel. During the appeal to the Panel, shares of our common stock would continue to trade on The NASDAQ Capital Market pending the issuance of the final Panel decision. The Panel has the discretion to grant us up to an additional 180 calendar days from the date of the Staff determination to delist. In assessing a request for continued listing, a Panel will consider whether a company is willing to effect a reverse stock split before the end of the requested additional compliance period, if such action is necessary for the company to regain compliance. A Panel will also consider whether the company appears likely to maintain compliance with all other applicable listing requirements during the requested additional compliance period and whether the company has an opportunity to achieve a $1.00 per share price without effecting a reverse stock split. There can be no assurance that we will regain compliance with the Bid Price Requirement prior to our August 30, 2011 compliance deadline or that an appeal to a Panel would be successful, thereby allowing us to remain listed on The NASDAQ Capital Market beyond the hearing date.

On June 15, 2011 our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at the discretion of our Board of Directors at an exchange ratio of not less than 1-for-2 or greater than 1-for-10. As a result, the Board has the authority, but not the obligation, in its sole discretion and without any further action on the part of the stockholders, to effect a reverse stock split at any time prior to the Company’s 2012 Annual Meeting of Stockholders that it believes to be advantageous to the Company and its stockholders, including, without limitation, for the purpose of maintaining compliance with The NASDAQ Capital Market listing requirements. Although the Board expects that the reduction in outstanding shares of common stock resulting from a reverse stock split will result in an increase in the per share price of the Company’s common stock and the ability to regain compliance with the Minimum Bid Rule, there is no assurance that such a result will occur or that a reverse stock split alone will guarantee our continued listing on The NASDAQ Capital Market. Further, the liquidity of our publicly traded common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split, and the reverse-split adjusted stock price and market capitalization of the Company may decline following a reverse stock split.

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

Between our initial public offering on February 4, 2000 and June 30, 2011, and for the six months ended June 30, 2011, the closing price of our common stock has fluctuated between $0.30 and $52.63 per share and $0.77 and $1.11 per share, respectively. The average daily trading volume for the six months ended June 30, 2011 was approximately 541,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2011, we had approximately 114,066,000 shares of common stock outstanding. All of these shares are eligible for sale on the Nasdaq Capital Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 25,437,000 shares of common stock under our equity incentive plan and certain equity plans that we assumed in our acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of 1,000,000 shares of common stock under our employee stock purchase plan, to permit the sale of 450,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of 49,643,966 shares of common stock pursuant to various private placement agreements. As of June 30, 2011, an aggregate of 38.2 million shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2011, options to purchase 8,602,538 shares of our common stock with a weighted average exercise price per share of $1.65 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2011, we have 972,658 nonvested shares outstanding.

Because we are a small public company we believe we have been disproportionately negatively impacted by the Sarbanes-Oxley Act of 2002 and related regulations which have increased our costs in the past and have required additional management resources.

The Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and the Nasdaq have resulted in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations regarding the required assessment of our internal control over financial reporting, and our independent registered public accounting firm’s audit of internal control over financial reporting, have required commitments of significant management time. We expect these commitments to continue. Additionally, these laws and regulations could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly independent directors, or qualified executive officers.

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2010, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	AGENUS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

3.1.2	Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.2	Fifth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Agenus Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.