Form 10-Q
period 2011-09-30
AGENUS INC
filed 2011-11-04
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock as of November 2, 2011: 21,455,205 shares.

Agenus Inc.

Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$14,731,726	$19,781,976
Accounts receivable	—	35,000
Inventories	26,432	26,432
Prepaid expenses	771,591	704,744
Other current assets	455,372	306,008

Total current assets	15,985,121	20,854,160
Plant and equipment, net of accumulated amortization and depreciation of $25,940,639 and $24,993,225 at September 30, 2011 and December 31, 2010, respectively	4,713,760	6,194,465
Goodwill	2,572,203	2,572,203
Other long-term assets	1,097,706	1,285,831

Total assets	$24,368,790	$30,906,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current portion, long-term debt	$196,198	$146,061
Current portion, deferred revenue	1,550,520	1,540,385
Accounts payable	504,141	698,554
Accrued liabilities	3,082,025	2,684,609
Other current liabilities	532,505	346,314

Total current liabilities	5,865,389	5,415,923
Convertible senior notes	30,820,134	34,050,033
Other long-term debt	100,747	—
Deferred revenue	2,460,622	3,612,156
Derivative liability (Note G)	—	755,000
Other long-term liabilities	1,192,507	1,780,759
Commitments and contingencies (Note E) Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2011 and December 31, 2010; liquidation value of $31,817,625 at September 30, 2011	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at September 30, 2011 and December 31, 2010	31	31

Common stock, par value $0.01 per share; 250,000,000 shares authorized; 21,380,280 and 18,647,626 shares issued at September 30, 2011 and December 31, 2010, respectively (Note A)	213,803	186,476
Additional paid-in capital (Note A)	585,714,203	569,849,178
Treasury stock, at cost; 43,490 shares of common stock at September 30, 2011 and December 31, 2010 (Note A)	(324,792)	(324,792)
Accumulated deficit	(601,674,170)	(584,418,421)

Total stockholders’ deficit	(16,070,609)	(14,707,212)

Total liabilities and stockholders’ deficit	$24,368,790	$30,906,659

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$—	$17,500	$—	$52,500
Research and development revenue	653,681	606,947	2,111,994	2,313,547

Total revenues	653,681	624,447	2,111,994	2,366,047

Operating expenses:
Cost of goods sold	—	65,048	—	122,946
Research and development	2,527,668	2,822,229	8,166,670	10,082,409
General and administrative	2,566,914	2,624,099	8,110,176	8,957,550

Operating loss	(4,440,901)	(4,886,929)	(14,164,852)	(16,796,858)
Other income (expense):
Non-operating income (expense)	(298)	404,611	(1,114)	967,744
Interest expense, net	(1,093,201)	(1,225,090)	(3,089,783)	(3,661,096)

Net loss	(5,534,400)	(5,707,408)	(17,255,749)	(19,490,210)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(592,875)	(592,875)

Net loss attributable to common stockholders	$(5,732,025)	$(5,905,033)	$(17,848,624)	$(20,083,085)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.28)	$(0.36)	$(0.92)	$(1.26)

Weighted average number of common shares outstanding, basic and diluted	20,225,034	16,516,102	19,352,035	15,884,573

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(17,255,749)	$(19,490,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,696,358	2,744,898
Intangible asset impairment	—	629,382
Change in fair value of derivative liability	—	105,832
Share-based compensation	1,647,627	2,571,551
Non-cash interest expense	2,350,225	2,217,739
Net gain on extinguishment of debt	—	(1,063,746)
Loss on sale of property and equipment	14,420	26,696
Changes in operating assets and liabilities:
Accounts receivable	35,000	(35,000)
Inventories	—	297,603
Prepaid expenses	(66,847)	92,598
Accounts payable	(215,169)	(615,006)
Deferred revenue	(1,141,399)	(690,796)
Accrued liabilities and other current liabilities	1,101,734	84,378
Other operating assets and liabilities	(234,781)	(188,851)

Net cash used in operating activities	(12,068,581)	(13,312,932)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,000,000	30,000,000
Proceeds from sale of property and equipment	22,749	43,535
Purchases of available-for-sale securities	(4,998,799)	(29,989,763)
Purchases of plant and equipment	(54,547)	(115,120)

Net cash used in investing activities	(30,597)	(61,348)

Cash flows from financing activities:
Net proceeds from sales of equity	7,559,267	8,259,321
Proceeds from employee stock purchases	82,536	48,603
Payment of series A convertible preferred stock dividends	(592,875)	(592,875)

Net cash provided by financing activities	7,048,928	7,715,049

Net decrease in cash and cash equivalents	(5,050,250)	(5,659,231)
Cash and cash equivalents, beginning of period	19,781,976	20,066,817

Cash and cash equivalents, end of period	$14,731,726	$14,407,586

Non-cash investing and financing activities:

Convertible Note adjustment to equity for conversion option	$5,580,124	—

Reclassification of derivative liability into equity	$755,000	—

Issuance of senior secured convertible notes as payment in-kind for interest	$1,386,817	$1,282,190

Note payable for purchase of plant and equipment	$171,640	—

Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	—	$1,125,918

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note A — Business, Liquidity and Basis of Presentation

Agenus Inc., formerly Antigenics Inc., (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our core technology portfolio consists of our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies) and our Saponin Platform (based on our saponin adjuvant based technologies). From our HSP Platform we are developing our Prophage Series vaccines. We have tested product candidates from our Prophage Series in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia in RCC as Oncophage® vaccine (vitespen). Product candidates from our Prophage G-Series are currently in Phase 2 clinical trials in glioma, a type of brain cancer. Within our HSP Platform we are also developing recombinant HSP based technologies (the Recombinant Series). HerpV, a therapeutic vaccine candidate from the Recombinant Series has been tested in a Phase 1 clinical trial for the treatment of genital herpes. Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including human immunodeficiency virus, cancer, Alzheimer’s disease, malaria, shingles, and tuberculosis. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of September 30, 2011, we had an accumulated deficit of $601.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources as of September 30, 2011, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2012. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our Prophage Series vaccines is subject to further evaluation and uncertainty, and because HerpV is in early-stage clinical development, we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity.

As of September 30, 2011, we had debt outstanding of $36.5 million in principal, including $36.1 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). We expect to attempt to raise additional funds in advance of depleting our current funds to repay existing obligations and for working capital purposes. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our product, Oncophage and/or our Prophage Series vaccines, (2) vaccines containing QS-21 under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to

Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Effective October 3, 2011, our certificate of incorporation was amended to effect a reverse stock split of our common stock on the basis of one post-split share for every six pre-split shares to, in part, regain compliance with the Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”). All references in this Quarterly Report on Form 10-Q to shares and earnings per share have been retroactively restated to reflect the reverse stock split.

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

Note B — Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2011 and 2010, as they would be anti-dilutive:

	At September 30,
	2011	2010
Warrants	3,309,378	3,309,378
Stock options	1,827,458	1,228,105
Nonvested shares	143,321	97,655
Convertible preferred stock	333,333	333,333
Convertible notes	—	2,126,036

Note C — Share-Based Compensation

We use the Black-Scholes option pricing model to value options for employees and non-employees as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a three or four-year period. The non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options are exercised or expire, by changes in the fair value of our common stock. A summary of option activity for the nine months ended September 30, 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,212,095	$13.43

Granted	747,911	4.63

Forfeited	(46,011)	9.32

Expired	(86,218)	45.88

Exercised	(319)	4.50

Outstanding at September 30, 2011	1,827,458	$8.40	7.9	$2,351

Vested or expected to vest at September 30, 2011	1,721,443	$8.63	7.8	$2,276

Exercisable at September 30, 2011	974,010	$11.60	6.6	$2,210

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2011, and 2010, were $3.52, and $3.54, respectively.

During the first nine months of 2011, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of September 30, 2011, approximately $2.3 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.5 years.

As of September 30, 2011, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $28,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of nonvested stock activity for the nine months ended September 30, 2011 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	85,564	$4.62

Granted	224,618	3.51

Vested	(157,489)	5.23

Forfeited	(9,372)	3.69

Outstanding at September 30, 2011	143,321	$2.27

As of September 30, 2011, there was approximately $231,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic value of shares vested during the nine months ended September 30, 2011 was approximately $861,000.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the Directors’ Deferred Compensation Plan, and in lieu of 34% of the base salary of our Chief Executive Officer (“CEO”). During the nine months ended September 30, 2011, approximately 21,000 shares were issued under the 2009 ESPP, and approximately 158,000 shares were issued as a result of the vesting of nonvested stock. In addition, during the nine months ended September 30, 2011, approximately 23,000 shares were issued to our CEO in lieu of cash salary.

The impact on our results of operations from the granting of stock options and nonvested shares and issuing shares for services was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$126	$185	$395	$925
General and administrative	317	334	1,253	1,647

Total share-based compensation expense	$443	$519	$1,648	$2,572

Note D — Convertible Debt

On February 23, 2011, we entered into a Ninth Amendment of Rights Agreement (the “Amendment”) to the 2006 Notes. The Amendment extended the maturity date of the 2006 Notes to August 31, 2014, and waived the rights of the note holders to convert the 2006 Notes into our common stock. The Amendment also removed substantially all restrictions on us incurring indebtedness subordinate to the 2006 Notes and substantially all restrictions to issue our common stock. We also agreed to waive our right to prepay these notes in the event that our shares trade at a weighted average price over $42.00 for a 30-day period.

Our 2006 Notes are secured by the equity of our wholly-owned subsidiary that holds the rights or patents to QS-21 Stimulon® adjuvant and HerpV. At the option of the holders, our 2006 Notes can be converted in whole or in part into an equity interest in this subsidiary, subject to our ability to preempt the conversion by redeeming the 2006 Notes to be so converted at a price equal to the conversion amount of such notes plus an amount that, when taken together with any cash interest payments previously made with respect to such 2006 Notes, would generate a 30% annual internal rate of return to the holders. If converted into an equity interest of this subsidiary, the ownership interest in the subsidiary will be determined by multiplying (x) the quotient of the conversion amount divided by $25.0 million, by (y) 30%. In addition, our 2006 Notes grant holders a right of first refusal in any future equity issuance in this subsidiary so that holders of our 2006 Notes may purchase up to 50% of any newly issued equity in this subsidiary. If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. At September 30, 2011, the outstanding principal balance of the 2006 Notes was $36.1 million.

Prior to the Amendment, based on the guidance in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, the conversion feature embedded in the 2006 Notes was treated as a derivative and recorded at its fair value, with period to period changes in the fair value recorded as a gain or loss in our consolidated statement of operations. As amended, the 2006 Notes no longer fall within this guidance since they are no longer convertible into our common stock, therefore, the conversion option is no longer valued as a derivative liability. Accordingly, the value of the derivative has been reduced to zero with a corresponding increase to additional-paid-in capital of $755,000. Also, as the Amendment did not modify our ability to settle the 2006 Notes in cash, the 2006 Notes are now within the guidance of ASC 470-20, Debt – Debt with Conversion and Other Options. In accordance with this guidance, the debt and equity components of the 2006 Notes are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of the 2006 Notes at February 23, 2011 (the date of the Amendment) was determined to be $28.5 million. The equity (conversion option) component of the notes has been included in additional paid-in capital on our condensed consolidated balance sheet and, accordingly, the carrying value of the 2006 Notes was reduced by approximately $5.6 million.

Note E — Commitments and Contingencies

Agenus, our Chairman and CEO, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. The suit alleges that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleges that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. The parties have reached a global settlement of the litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the defendants, and the defendants will bear no financial liability. Agenus and the other defendants will receive complete dismissals from the case. In October 2009, the Court entered an order granting final approval of the settlement, and subsequently judgment was entered. Various objectors have filed appeals. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously. We are unable to predict the likelihood of an unfavorable outcome or estimate our potential liability, if any. No accrual has been recorded at September 30, 2011 for this action.

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

Note F — Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon the adoption of this guidance on January 1, 2011, we had a negative carrying value but determined there were no qualitative factors that indicated it was more likely than not that a goodwill impairment exists and accordingly, Step 2 of the goodwill impairment test was not required to be performed. The adoption of this amended guidance did not have any impact on our consolidated financial statements.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. This amended guidance permits companies to assess qualitative factors to determine whether to perform the two-step goodwill impairment test. This amendment is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not anticipate any material impact of this guidance on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. Adoption of this standard will impact only the presentation of our financial information.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	September 30, 2011		December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)

Liabilities:

Derivative liability	—	—	—	$755

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2011 (amounts in thousands):

Balance, December 31, 2010	$755
Decrease for reclassification as Equity (see Note D)	(755)

Balance, September 30, 2011	$—

As of September 30, 2011, and December 31, 2010, $36.1 million and $34.7 million in principal of the 2006 Notes are outstanding respectively. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at September 30, 2011, and December 31, 2010, is $29.6 million and $30.8 million, respectively, based on a present value methodology. The fair value of the embedded conversion option at September 30, 2011, is $1.9 million.

Note H — Equity

During August 2011, we issued and sold approximately 2.3 million shares of our common stock in an underwritten offering. Net proceeds after deducting offering expenses were approximately $6.3 million. These shares were issued pursuant to a shelf registration statement on Form S-3 filed with the SEC on January 22, 2010. During the nine months ended September 30, 2011, we issued and sold approximately 134,000 shares of our common stock in at the market offerings through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. and raised net proceeds of approximately $810,000 after deducting offering costs. We also issued and sold 88,000 shares based on the exercise of a purchase option under a subscription agreement dated December 13, 2010, and received net proceeds of $477,000.

On March 3, 2011, we were notified by the Listing Qualifications Staff of Nasdaq (the “Staff”) that we were not in compliance with the Bid Price Requirement because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until August 30, 2011, to regain compliance with the Bid Price Requirement. On August 31, 2011, the Staff notified us that we had not timely regained compliance with the Bid Price Requirement by August 30, 2011. The Staff further indicated that, based upon our non-compliance with the Bid Price Requirement, our common stock was subject to delisting unless we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). Such a hearing was held on October 6, 2011. On October 17, 2011, we received notice from the Panel that we had regained compliance with the Bid Price Requirement and otherwise satisfied all requirements for continued listing on Nasdaq.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current research and/or development activities are focused on developing technologies and product candidates to treat cancers and infectious diseases. Our core technology portfolio consists of our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies) and our Saponin Platform (based on our saponin adjuvant based technologies). Some of our key candidates from these technology platforms are highlighted below:

•

The Prophage Series vaccines: The Prophage Series vaccines are a patient specific application of our HSP Platform. We believe that the collective results from our clinical trials to date with product candidates from the Prophage Series indicate a favorable safety profile and signals of efficacy in multiple cancer types. In a registry following patients from a large randomized Phase 3 trial in non-metastatic renal cell carcinoma (RCC; kidney cancer), patients at intermediate-risk of recurrence who were in the treatment arm and received Prophage Series vaccine R-100 demonstrated an approximately 46 percent lower risk of death compared with those in the control arm (n = 362; P < 0.05; hazard ratio = 0.54). R-100 is approved for sale in this indication in Russia as Oncophage® vaccine (vitespen). Phase 2 trials are underway testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively. Although promising results have been observed to date there can be no assurances that we will successfully complete all clinical trials or obtain regulatory approvals for these products. Additional trials are under evaluation using combinations of potentially synergistic therapies, as well as in pediatric neurological tumors.

•

HerpV: Also deriving from our HSP Platform technologies, HerpV is a recombinantly and synthetically produced therapeutic vaccine candidate for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses—a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since with the integration of heat shock proteins with antigenic peptides we could potentially create therapeutic vaccines for many infectious diseases. We plan to initiate a Phase 2 trial in 2012 while we continue to seek potential partnership opportunities for this program.

•

QS-21 Stimulon® adjuvant (“QS-21”): QS-21, from our Saponin Platform, is a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. Results of a Phase 3 trial testing for malaria demonstrated that the vaccine provided young African children with significant protection against clinical and severe malaria, reducing risk by 56% and 47%, respectively, for the 12-month period following vaccination. There is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties in the future. Assuming they gain regulatory approval, the first products containing QS-21 could potentially be launched in the 2013-2014 timeframe, and we are entitled to royalties for at least 10 years post-launch. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. We do not incur clinical development costs for these products and are generally reimbursed for any related expenses by our licensees. QA-21, a veterinary grade of QS-21, is also within the Saponin Platform. QA-21 is in a commercial feline leukemia vaccine product of one of our licensees, and is under development for other veterinary applications.

We have incurred significant losses since our inception. As of September 30, 2011, we had an accumulated deficit of $601.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. We believe that, based on our current plans and activities, our working capital resources at September 30, 2011, anticipated revenues, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2012. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our product, Oncophage and/or our other Prophage Series of cancer vaccines, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “AGEN”. In April 2009, we moved from The Nasdaq Global Market to The Nasdaq Capital Market as part of our plan to regain compliance with minimum market value requirements. On March 3, 2011, we were notified by the Listing Qualifications Staff of Nasdaq (the “Staff”) that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. Effective October 3, 2011, our certificate of incorporation was amended to effect a reverse stock split of our common stock on the basis of one post-split share for every six pre-split shares to, in part, regain compliance with the Bid Price Requirement. On October 17, 2011, we received notice from the Nasdaq Listing Qualifications Panel (the “Panel”) that we had regained compliance with the Bid Price Requirement and otherwise satisfied all requirements for continued listing on Nasdaq.

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

Historical Results of Operations

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Revenue: We generated revenue of $654,000 and $624,000 during the quarters ended September 30, 2011 and 2010, respectively. Revenue includes license fees and royalties earned, and in 2010, product revenue. In each of the quarters ended September 30, 2011 and 2010, we recorded revenue of $385,000, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses decreased 10% to $2.5 million for the quarter ended September 30, 2011 from $2.8 million for the quarter ended September 30, 2010. The decrease includes declines related to our general cost-containment efforts and to the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses held steady at $2.6 million for the quarter ended September 30, 2011 from the same period ended September 30, 2010.

Non-Operating Income (Expense): Non-operating income of $405,000 for the quarter ended September 30, 2010 consists of the change in the fair value of our derivative liability since June 30, 2010. No similar activity occurred in 2011.

Interest Expense, net: Interest expense, net decreased to $1.1 million for the quarter ended September 30, 2011 from $1.2 million for the quarter ended September 30, 2010. The increased interest expense on our 2006 Notes, due to the increased principal amount, was partially offset by the decrease in interest payable on our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) due to the extinguishment of a portion of those notes.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue: We generated revenue of $2.1 million and $2.4 million during the nine months ended September 30, 2011 and 2010, respectively. This decreased revenue in 2011 is due primarily to fewer shipments of QS-21 to our QS-21 licensees in 2011 as compared to 2010. In each of the nine months ended September 30, 2011 and 2010, we recorded revenue of $1.2 million from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses decreased 19% to $8.2 million for the nine months ended September 30, 2011 from $10.1 million for the nine months ended September 30, 2010. The decrease resulted from declines in spending related to our general cost-containment efforts and to the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 9% to $8.1 million for the nine months ended September 30, 2011 from $9.0 million for the nine months ended September 30, 2010. This decrease is largely related to a reduction in our facility related expenses, reduction in our non-cash stock-based compensation expense and our general cost containment efforts.

Non-Operating Income (Expense): Non-operating income of $968,000 for the nine months ended September 30, 2010 consists of the net gain of $1.1 million on the extinguishment of a portion of our 2005 Notes partially offset by the increase in the fair value of our derivative liability of $106,000. The change in our derivative liability is primarily due to an increase in our market value from December 31, 2009 to September 30, 2010. No similar activity occurred in 2011.

Interest Expense, net: Interest expense, net decreased 16% to $3.1 million for the nine months ended September 30, 2011 from $3.7 million for the nine months ended September 30, 2010. This decrease is primarily related to the repurchase of substantially all of our 2005 Notes. Interest on our 2006 Notes is payable semi-annually on December 30 and September 30 in cash or, at our option, in additional notes or a combination thereof. During the nine months ended September 30, 2011 and 2010, interest expense included $1.4 million and $1.3 million, respectively, which was paid in the form of issuing additional 2006 Notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the quarter ended September 30, 2011, these research and development programs consisted largely of our Prophage Series vaccines as indicated in the following table (in thousands).

	Product	Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program		2011	2010	2009	2008	Prior to 2008	Total
Heat Shock Proteins for Cancer	Prophage Series Vaccines	$7,900	$10,960	$15,309	$17,156	$238,426	$289,751
Heat Shock Proteins for Infectious Diseases	HerpV	213	644	262	1,377	16,071	18,567
Vaccine adjuvant *	QS-21	54	1,185	1,071	648	9,500	12,458
Other Research and Development Programs		—	89	261	1,482	31,695	33,527

Total Research and Development Expenses		$8,167	$12,878	$16,903	$20,663	$295,692	$354,303

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

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

Prophage Series Cancer Vaccines

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

We initiated a Phase 3, multicenter, international trial for non-metastatic RCC with Oncophage into which the first patient was randomized in February 2001. As announced on March 24, 2006, the trial did not reach statistical significance in its primary endpoint of recurrence-free survival in the total patient population, though a positive trend was observed. Using criteria defined by the Eastern Cooperative Oncology Group (“ECOG”), analysis of patients at intermediate-risk of disease recurrence (362 of the 604 eligible patients) in the trial showed a statistically significant difference in recurrence-free survival in favor of the Oncophage arm. In part because the intermediate-risk category was not prospectively delineated prior to the trial’s initiation, the U.S. Food and Drug Administration (“FDA”) has indicated that, by itself, part I of our Phase 3 clinical trial in renal cell carcinoma is not sufficient to support a biologics license application (“BLA”) filing.

We opened a subsequent protocol that continued to follow patients from this trial in the format of a registry in order to collect overall survival information, as well as investigator reports of disease recurrence. At the 2009 American Society of Clinical Oncology (“ASCO”) annual meeting, we announced results of an interim analysis from the registry, which showed that patients with kidney cancer at intermediate-risk of disease recurrence demonstrated an approximately 46 percent lower risk of death in the treatment arm compared with the control arm (n = 362; P < 0.05; hazard ratio = 0.54). Final analysis of this data has been completed.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate-risk for disease recurrence. Because, among other things, we have limited resources and minimal sales and marketing experience, we are not actively marketing Oncophage in Russia and are focusing our efforts in Russia on securing one or more partnering arrangements. The amount of any future revenue generated from the sale of Oncophage in Russia will depend on our ability to successfully execute on these efforts, among other factors. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

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

The Phase 2 portion of this study has expanded to include New York-Presbyterian Hospital/Columbia University Medical Center and University Hospitals/Case Western Reserve. Data presented at ASCO in June 2011 showed that 93% of the patients were alive at > 26 weeks after surgery with a median overall survival of 11 months (47.6 weeks). In addition, measures of immune response post vaccination with Prophage Series G-200 demonstrated a significant tumor-specific CD8+ T-cell response as well as innate immune responses as marked by a significant increase in levels of circulating NK cells.

UCSF also initiated an additional Phase 2 clinical trial in newly diagnosed glioma testing Prophage Series vaccine G-100 in combination with Temodar® (temozolomide). This trial is currently enrolling, with a target of 50 patients. Based on promising trends to date, this trial is being expanded to include up to 10 clinical sites.

QS-21

QS-21 Stimulon® adjuvant is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GSK and JANSSEN AI. There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. Results of a Phase 3 trial testing for malaria demonstrated that the vaccine provided young African children with significant protection against clinical and severe malaria reducing risk by 56% and 47%, respectively, for the 12-month period following vaccination. Assuming regulatory approval, the first products containing QS-21 are expected to be commercially launched in the 2013-2014 timeframe. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. The Company does not incur clinical development costs for these products and is generally reimbursed for any related expenses by its licensees.

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

On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement, under which GSK has the right to manufacture all of its requirements of commercial grade QS-21. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time. We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and that a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. In addition to its ongoing Phase 3 trial in malaria, GSK has ongoing Phase 3 studies evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in non-small cell lung cancer and melanoma, and a Phase 3 trial in shingles. Revenues recognized with respect to this agreement were $995,000 for each of the nine months ended September 30, 2011 and 2010.

Elan Pharmaceuticals, Inc. and/or its affiliates (“Elan”) had a commercial license for the use of QS-21 in the research and commercialization of an Alzheimer’s disease vaccine that contains QS-21 (“Licensed Product”). In 2007, Elan initiated a Phase 2 study with the Licensed Product. Effective September 14, 2009, we entered into an Amended and Restated License Agreement (“Amended License Agreement”) with Elan. On September 17, 2009, the Amended License Agreement was assigned to JANSSEN AI. Under the terms of the Amended License Agreement assigned to JANSSEN AI, they have the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the Licensed Product. In addition, pursuant to the terms of the Amended License Agreement, JANSSEN AI has the right to manufacture all of its requirements of QS-21 for use in the Licensed Product and we have no further supply obligations. Under the terms of the Amended License Agreement, we are entitled to receive future milestone payments and product royalties in the event of the successful development and commercial sales of the Licensed Product. Revenues recognized with respect to this agreement were $128,000 and $117,000 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $601.7 million as of September 30, 2011. We expect to incur significant losses over the next several years as we continue our clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, interest income earned on cash, cash equivalents, and short-term investment balances, and debt provided through secured lines of credit. From our inception through September 30, 2011, we have raised aggregate net proceeds of $514.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes, and borrowed $20.5 million under two credit facilities. During February 2010, we entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we may sell an aggregate of up to approximately 3.3 million shares of our common stock from time to time through the Sales Agents. To date we have issued approximately 1.4 million shares of our common stock in at the market offerings through the Sales Agents and raised net proceeds of approximately $9.8 million after deducting offering costs of approximately $304,000. As of September 30, 2011, we had debt outstanding of $36.5 million in principal, including $36.1 million in principal of our 2006 Notes maturing August 31, 2014 and $100,000 in principal of our 2005 Notes maturing February 20, 2025. The 2005 Notes are subject to redemption at the option of the holders or us beginning February 1, 2012.

Our cash, cash equivalents, and short-term investments at September 30, 2011 were $14.7 million, a decrease of $5.1 million from December 31, 2010. Based on our current activities we anticipate that our net cash burn (defined as cash used in operating activities plus capital expenditures and dividend payments) will be in the $16-$18 million range for the year ending December 31, 2011. In addition, we hope to generate royalties from our QS-21 product in the 2013-2014 timeframe.

We believe that, based on our current plans and activities, our working capital resources at September 30, 2011, and the estimated proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2012. We closely monitor our cash needs. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our funds. In order to fund our operations through 2011 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) completing an outright sale of selected assets, (4) securing additional debt financing, and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for our other Prophage Series vaccines, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting our clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.2 million over the term of the studies. Through September 30, 2011, we have expensed $47.0 million as research and development expenses and $46.7 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have previously entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of September 30, 2011. We may enter into additional sponsored research agreements in the future, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 Stimulon® adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $12.1 million and $13.3 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the anticipation of earning royalties from QS-21 beginning in the 2013-2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the “Forward-Looking Statements” section and the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Effective July 30, 2010, we sublet part of our Lexington facility to Cubist Pharmaceuticals, Inc. whose lease expires in July 2012. On April 11, 2011, we executed an amendment to our Lexington facility lease reducing our occupied space effective November 1, 2011. Our Lexington facility and New York office leases expire August 2013 and April 2012, respectively.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. This amended guidance permits companies to assess qualitative factors to determine whether to perform the two-step goodwill impairment test. This amendment is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not anticipate any material impact of this guidance on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. Adoption of this standard will impact only the presentation of our financial information.

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

We had cash and cash equivalents at September 30, 2011 of $14.7 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at September 30, 2011, however, we are subject to investment risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From our inception through September 30, 2011, we have incurred net losses totaling $601.7 million. Our net losses for the nine months ended September 30, 2011 and the years ended December 31, 2010, 2009, and 2008, were $17.3 million, $21.9 million, $30.3 million, and $30.8 million, respectively. We expect to incur significant losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On September 30, 2011, we had $14.7 million in cash and cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2011, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2012. We expect to attempt to raise additional funds in advance of depleting our funds although funds may not be available on favorable terms, or at all. For the nine months ended September 30, 2011, our average monthly cash used in operating activities was $1.3 million. We do not anticipate significant capital expenditures during the remainder of 2011.

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

As of September 30, 2011, we had debt outstanding of $36.5 million in principal, including $36.1 million in principal of our 2006 Notes maturing August 31, 2014 and $100,000 in principal of our 2005 Notes maturing February 20, 2025. The 2005 Notes are subject to redemption at the option of the holders or us beginning February 1, 2012.

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

To date, we have had negative cash flows from operations. For the nine months ended September 30, 2011 and for the years ended December 31, 2010, 2009, and 2008, net cash used in operating activities was $12.1 million, $14.8 million, $24.2 million, and $28.9 million, respectively.

Our 2006 Notes contain restrictive covenants and are convertible into equity interests in one of our subsidiaries that holds important rights to certain of our QS-21 Stimulon® adjuvant and HerpV technology.

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

If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. At September 30, 2011, the outstanding principal balance of the 2006 Notes was $36.1 million.

We may not be able to successfully commercialize Oncophage in Russia or generate significant revenue from sales of Oncophage in Russia.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Prophage Series vaccine R-100 (Oncophage) for the treatment of kidney cancer patients at intermediate-risk for disease recurrence. The Russian registration was our first product approval from a regulatory authority.

Since approval, minimal sales have occurred in Russia and we have been seeking a partner to facilitate future sales. Conducting business in Russia is difficult without a local business presence. As long as we manufacture Oncophage in the U.S. for importation into Russia, complexities unique to the logistics of this product may delay shipments and limit our ability to move commercial product in an efficient manner without incident. If we are unable to partner this program, we do not anticipate successful commercialization.

In addition, to date we have not been able to secure government reimbursement and there appears to be a limited private-pay market in Russia. Many patients will not be capable of paying for Oncophage without third party reimbursement. The reimbursement system in Russia is uncertain and has experienced serious funding and administrative problems in its national and regional reimbursement programs.

Because we have limited resources and minimal sales and marketing experience, and have not yet finalized a long-term, successful partnering arrangement, commercialization of Oncophage in Russia may not materialize. Furthermore, we may experience significant delays in the receipt of payment for Oncophage, or an inability to collect payments at all.

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

We may not be able to make vaccines from the Prophage Series available in countries other than Russia or in indications other than adjuvant renal cell carcinoma.

Oncophage is currently only approved for marketing in Russia for the adjuvant treatment of kidney cancer patients at intermediate-risk for disease recurrence and is the only product from our Prophage Series vaccines that is approved for marketing anywhere. The probability and timing of submissions and/or approval of Prophage Series vaccines in any other jurisdiction or indication is uncertain. Phase 2 trials testing the Prophage Series vaccine candidates G-100 and G-200 are currently underway in both newly diagnosed and recurrent glioma, respectively. There can be no assurance that these trials will support BLA filings.

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

The FDA has indicated that our Phase 3 clinical trials of Oncophage and Prophage Series vaccine M-200 cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). The signals and trends observed in these Phase 3 trials are based on data analysis of subgroups of patients, some of which were not pre-specified. While the subgroup data might be suggestive of treatment effect, under current regulatory guidelines the results cannot be expected, alone, to support registration or approval in the United States, and our existing data may not support registration or approval in other territories outside of Russia, including in Europe. Due to our lack of resources, our ability to perform additional studies may be limited. Furthermore, studies may take years to complete and may fail to support regulatory filings for many reasons. In addition, our Prophage Series vaccines are a novel class of patient-specific (derived from the patient’s own tumor) oncology therapies, and the FDA and foreign regulatory agencies, including the EMA, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have limited experience in reviewing these types of therapies. Therefore, product candidates deriving from the Prophage Series vaccines may experience high development costs and a long regulatory review process, either of which could delay or prevent commercialization efforts.

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

Our commercial and international operations experience and resources are limited and may need to be developed or acquired. If we fail to do so, our revenues may be limited or nonexistent. In addition, we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

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

Our product candidates and the product candidates in development by our collaborative partners may fail because of intense competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates, directed at cancer, infectious diseases and degenerative disorders.

Genentech markets Avastin and Eisai markets Gliadel, both for treatment of recurrent glioma. In addition, TVAX Biomedical is developing an immunotherapy candidate (TVI-Brain-1) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax) and Celldex (CDX-110). One or more of these companies may also develop product candidates for recurrent glioma.

Valtrex (GSK) and Famvir (Novartis) are small molecule drugs marketed for treatment of genital herpes. Other companies are engaged in research for vaccines for treatment of genital herpes. AiCuris GmbH is engaged in clinical research of a small molecule drug for treatment of genital herpes and has completed a Phase 2 trial.

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

We are aware of compounds that claim to be identical to QS-21 that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Juvaris, and Dynavax, MF59 under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, the Company has provided QS-21 to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. Companies such as Adjuvance Technologies, Inc. and CSL Limited, as well as academic institutions, are developing saponin adjuvants, including derivatives and synthetic formulations. It is possible that these compounds could be substituted for the Company’s QS-21 in partnered programs.

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

We may not receive expected QS-21 revenues from our licensees.

We currently rely upon and expect to continue to rely upon third party licensees, particularly GSK and JANSSEN AI, to develop, test, market and manufacture vaccines that utilize our QS-21 adjuvant. We expect that we will rely on similar relationships in the development of new adjuvants in our Saponin Platform.

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

In addition, where we had previously supplied our licensees with all their requirements of commercial grade QS-21, we have amended our agreements so that our licensees are permitted to manufacture their own QS-21. We are unable to predict what amount of QS-21, if any, will be purchased from us by licensees in the future.

Our patent on QS-21 composition of matter has already expired in virtually all territories, and our patent rights are limited to protecting certain combinations of QS-21 with other adjuvants or formulations of QS-21 with other agents. Our licenses also rely on unpatented technology, trade secrets, and confidential information. We may not be able to collect expected revenue from our licensees. Any such inability would have a material adverse effect on our business, financial condition and results of operations.

The drug development and approval process is uncertain, time-consuming, and expensive.

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds. As of September 30, 2011, we have spent approximately 17 years and $289.8 million on our research and development program in heat shock proteins for cancer.

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

We have been engaged in efforts to enter into licensing, distribution and/or collaborative agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements, our efforts to develop and/or commercialize our products or product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.

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

Because we rely on collaborators and licensees for the development and commercialization of most of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.

Part of our strategy is to develop and commercialize a majority of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of candidates from the Prophage G Series is currently dependent in large part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the UCSF, which is conducting Phase 2 clinical trials of Prophage Series vaccines G-100 and G-200 for the treatment of glioma. In addition, substantially all product candidates containing QS-21, other than HerpV, depend on the success of our collaborative partners or licensees, and the Company’s relationships with these third parties. Such product candidates depend on the successful and adequate manufacture and/or supply of QS-21, and our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. As stated in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission for the period ended June 30, 2011, we have exclusive rights to 73 issued United States patents and 124 issued foreign patents. We also have exclusive rights to 4 pending United States patent applications and 24 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

Furthermore, the product development timeline for biotechnology products is lengthy and it is possible that our issued patents covering our product candidates in the United States and other jurisdictions may expire prior to commercial launch. In addition, because our patent on QS-21 composition of matter has already expired in virtually all territories, our patent rights are limited to protecting certain combinations of QS-21 with other adjuvants or formulations of QS-21 with other agents, e.g., excipients that improve performance of the compound. However, there is no guarantee that a third party would necessarily choose to use QS-21 in combination with such adjuvants or formulate it with the excipients covered by our patents. We are aware of at least one other party that makes a synthetic version of QS-21, claimed by such party to be equivalent in activity to natural QS-21, and has also developed derivatives of QS-21, which have shown biological activity.

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

We also rely on a small staff of highly trained and experienced senior management and scientific, administrative and operations personnel and consultants to conduct our business. Reductions in our staffing levels have eliminated redundancies in key capabilities and skill sets among our full time staff and required us to rely more heavily on outside consultants. Reduction in expenses and resulting changes to our compensation and benefit programs have reduced the competitiveness of these programs and thereby increased employee retention risk. The competition for qualified personnel in the biotechnology field is intense, and if we are not able to continue to attract and retain qualified personnel and/or maintain positive relationships with our outside consultants, we may not be able to achieve our strategic and operational objectives.

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns approximately 924,000 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into approximately 333,000 shares of common stock at an initial conversion price of $94.86, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2011, he would have held approximately 6% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Collectively, Mr. Kelley and Dr. Armen, our Chief Executive Officer, control approximately 11% of our outstanding common stock as of September 30, 2011, providing the ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 13%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

Our stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “AGEN.” In the event that we fail to maintain compliance with the applicable listing requirements, our common stock could become subject to delisting from The Nasdaq Capital Market.

On March 3, 2011, we were notified by the Nasdaq Staff that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share for 30 consecutive business days.

On October 3, 2011, we effected a one-for-six reverse stock split of our common stock, in part, to regain compliance with the Bid Price Requirement. On October 17, 2011, we received notice from the Panel that we had regained compliance with the Bid Price Requirement and otherwise satisfied all requirements for continued listing on Nasdaq. Though the bid price of our common stock has remained above $1.00 per share since the reverse split, we cannot guarantee that it will remain at or above $1.00 per share. If the bid price drops below $1.00 per share, our common stock could become subject to delisting again, and we may need to seek shareholder approval for an additional reverse split. A second reverse split could produce negative effects and we cannot provide any assurance that it would result in a long-term or permanent increase in the bid price of our common stock. For example, a second reverse split could make it more difficult for us to comply with other listing standards of Nasdaq, including requirements related to the minimum number of shares that must be in the public float, the minimum market value of publicly held shares and the minimum number of round lot holders. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares of common stock to have an anti-takeover effect under certain circumstances by allowing for dilutive issuances which could prevent certain shareholders from changing the composition of our Board of Directors. Although we are currently in compliance with all of the listing standards for listing on Nasdaq, we cannot provide any assurance that we will continue to be in compliance in the future. This was the third time we were non-compliant with the Bid Price Requirement since our move to The Nasdaq Capital Market in April 2009.

We have implemented a reverse stock split, which has reduced our trading volume and may result in a decrease in our market capitalization.

On October 3, 2011, we implemented a one-for-six reverse stock split of our common stock, in part, to regain compliance with the Nasdaq Bid Price Requirement. We cannot guarantee that the price increase of our common stock price resulting from the reverse split will be proportionate to the reverse split ratio, will last in the marketplace for any length of time, will remain at a price sufficient to meet the listing requirements of Nasdaq or will be sufficient to facilitate raising capital.

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

Between our initial public offering on February 4, 2000 and September 30, 2011, and for the nine months ended September 30, 2011, as adjusted for our October 3, 2011 one for six reverse stock-split, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.82 and $4.99 per share, respectively. The average daily trading volume for the nine months ended September 30, 2011 was approximately 58,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2011, as adjusted for our October 3, 2011 one-for-six reverse stock-split, we had approximately 21,337,000 shares of common stock outstanding. All of these shares are eligible for sale on The Nasdaq Capital Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 4,240,000 shares of common stock under our equity incentive plan and certain equity plans that we assumed in our acquisitions of Aquila Biopharmaceuticals, Inc. and Aronex Pharmaceuticals, Inc. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 125,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements. As of September 30, 2011, an aggregate of 5.5 million shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2011, options to purchase 1,827,458 shares of our common stock with a weighted average exercise price per share of $8.40 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2011, we have 143,321 nonvested shares outstanding.

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

Date: November 4, 2011	AGENUS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

3.1.2	Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.1.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 30, 2011 and incorporated herein by reference.

3.2	Fifth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Agenus Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

10.1*	Agenus Inc. Board Compensation Election Policy. Previously described in our proxy statement dated May 3, 2011 in connection with our 2011 Annual Meeting of Stockholders. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB	XBRL Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(2)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Indicates a management contract or compensatory plan.