Form 10-K
period 2011-12-31
AGENUS INC
filed 2012-03-06
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

                                 (Do not check if a smaller

                         reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was: $75.9 million. There were 22,492,667 shares of the registrant’s Common Stock outstanding as of February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, the activities of our licensees, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly under Part I-Item 1A. “Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business in Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

Oncophage® and Stimulon® are registered trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Reverse Stock Split Except as otherwise indicated, information in this Annual Report on Form 10-K reflects the one-for-six reverse stock split of our common stock effected on October 3, 2011.

PART I

Item 1.	Business

Our Business

Overview

Agenus Inc., including its subsidiaries, referred to in this Annual Report on Form 10-K as “Agenus,” the “Company,” “we,” “us,” and “our,” is a biotechnology company focused on the development and commercialization of technologies to treat cancers and infectious diseases. Our core technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies).

Some of our key candidates from these technology platforms are highlighted below:

•

QS-21 Stimulon® adjuvant (“QS-21”): QS-21, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2013-2014 timeframe, and we are generally entitled to royalties for at least 10 years post-launch. However, there is no guarantee that we will be able to collect royalties in the future. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. We do not incur clinical development costs for these products.

•

The Prophage Series vaccines: The Prophage Series vaccines are a patient specific application of our HSP Platform. We believe that the collective results from our clinical trials to date with product candidates from the Prophage Series indicate a favorable safety profile and signals of efficacy in multiple cancer types. Although promising results have been observed to date, there can be no assurances that we will successfully complete all clinical trials or obtain regulatory approvals for these products. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine (vitespen) and is approved in Russia for the treatment of renal cell carcinoma (“RCC”; kidney cancer) in patients at intermediate risk of recurrence. In a registry following patients from a large randomized Phase 3 trial in non-metastatic RCC, patients at intermediate risk of recurrence who were in the treatment arm and received Prophage Series R-100, demonstrated an approximately 46 percent lower risk of death compared with those in the control arm (n = 362; P < 0.05; hazard ratio = 0.54). In December 2011, we secured a local partner for Oncophage when we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. In addition, Phase 2 trials are underway in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively.

•

HerpV: Also derived from our HSP Platform technologies, HerpV is a recombinantly (off-the-shelf) and synthetically produced therapeutic vaccine candidate for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses—a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since with the integration of heat shock proteins with antigenic peptides we could potentially create therapeutic vaccines for many infectious diseases. We plan to initiate a Phase 2 trial during the second half of 2012.

In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccine candidates, G-100 and G-200, QS-21 and HerpV. We are also exploring in-licensing opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the years ended December 31, 2011, 2010, and 2009, were $11.0 million, $12.9 million, and $16.9 million, respectively.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “AGEN”. In April 2009, we moved from The Nasdaq Global Market to The Nasdaq Capital Market as part of our plan to regain compliance with minimum market value requirements. On March 3, 2011, we were notified by the Listing Qualifications Staff of Nasdaq (the “Staff”) that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. Effective October 3, 2011, our certificate of incorporation was amended to effect a reverse stock split of our common stock on the basis of one post-split share for every six pre-split shares to, in part, regain compliance with the Bid Price Requirement. On October 17, 2011, we received notice from the Nasdaq Listing Qualifications Panel (the “Panel”) that we had regained compliance with the Bid Price Requirement and otherwise satisfied all requirements for continued listing on Nasdaq.

Our Products and Technologies Under Development

QS-21

QS-21 Stimulon® adjuvant, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GSK and JANSSEN AI. There are approximately 15 vaccines containing QS-21 in clinical development, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. Assuming regulatory approval, the first products containing QS-21 are anticipated to be launched in the early 2013-2014 timeframe. The pipeline of product candidates containing QS-21 is diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. The Company does not incur clinical development costs for these products.

QS-21 is best known for its ability to stimulate antibody, or humoral, immune response, and has also been shown to activate cellular immunity. A natural product, QS-21 is a triterpene glycoside, or saponin, purified from the bark of a South American tree called Quillaja saponaria. It is sufficiently characterized with a known molecular structure, thus distinguishing it from other adjuvant candidates, which are typically emulsions, polymers, or biologicals. QS-21 has been tested in approximately 185 clinical trials involving, in the aggregate, over 40,000 subjects in a variety of cancer indications, infectious diseases, and other disorders. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

Partnered QS-21 Programs

A number of pharmaceutical and biotechnology companies have licensed QS-21 from us for use in vaccines to treat a wide variety of human diseases. Companies with QS-21 programs include GSK, and JANSSEN AI. In return for rights to use QS-21, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for a minimum of 10 years after commercial launch. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21.

GSK. In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21. On January 16, 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK supply agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 for a stated period of time. On March 2, 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the license agreement and Amended GSK supply agreement to clarify and include additional rights for the use of QS-21. In addition, we agreed to grant GSK the first right to negotiate for the purchase of the company or certain of our assets. The first right to negotiate will expire after five years. As consideration for entering into this agreement, GSK is obligated to pay us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. In addition, as of December 31, 2011, we have received $10.5 million of a potential $15.3 million in upfront and milestone payments related to these agreements (excluding the $9.0 million upfront consideration due). We are entitled to receive low single-digit royalties on net sales for a period of 7-10 years after the first commercial sale of a resulting GSK product. The agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the agreement. The termination or expiration of the GSK license agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the milestone payment obligations survive termination or expiration for any reason, and the license rights granted to GSK survive expiration of the GSK license agreement. The license rights and payment obligations of GSK under the Amended GSK supply agreement survive termination or expiration, except that GSK’s license rights and future royalty obligations do not survive if we terminate due to GSK’s material breach unless we elect otherwise.

We understand that QS-21 is a key component included in several of GSK’s proprietary adjuvant systems and a number of GSK’s vaccine candidates currently under development are formulated using adjuvant systems containing QS-21. GSK has ongoing Phase 3 studies evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 in melanoma and non-small cell lung cancer. Data from Phase 3 trials in melanoma, non-small cell lung cancer, malaria and shingles is anticipated to be reported within the next year or so.

In October 2011, The New England Journal of Medicine published results of a Phase 3 trial of GSK Biologicals’ RTS,S malaria vaccine candidate containing QS-21. Results of the study, the largest malaria vaccine efficacy and safety trial ever conducted, demonstrate that RTS,S provided young African children with significant protection against clinical and severe malaria—reducing risk by 56 percent and 47 percent, respectively, for the 12-month period following vaccination. Data from a second Phase 3 trial of RTS,S is anticipated to be reported during the fourth quarter of 2012.

Elan/JANSSEN Alzheimer’s Immunotherapy. Elan Pharmaceuticals, Inc. and/or its affiliates (“Elan”) had a commercial license for the use of QS-21 in the research and commercialization of Elan’s Alzheimer’s disease vaccine candidate that contains QS-21 (“Licensed Product”). Effective September 14, 2009, we entered into an Amended and Restated License Agreement (“Amended License Agreement”) with Elan, and on September 17, 2009, the Amended License Agreement was assigned to JANSSEN AI. Under the terms of the Amended License Agreement, JANSSEN AI has the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the Licensed Product. In addition, pursuant to the terms of the Amended License Agreement, JANSSEN AI has the right to manufacture all of its requirements of QS-21 for use in the Licensed Product and we have no further supply obligations. Assuming all benchmarks are met under this agreement, we could receive up to $11.5 million in future milestone payments; $1.5 million has been received as of December 31, 2011. Furthermore, under the terms of the Amended License Agreement, we are entitled to receive mid single-digit royalties on net sales of the Licensed Product for a period of at least 10 years after the first commercial sale of such product, if any. Expiration or termination of the Amended License Agreement is without prejudice to any rights that accrued to the benefit of the parties prior to the date of such expiration or termination. Upon expiration of the Amended License Agreement, JANSSEN AI will have a royalty-free license. Upon early termination of the Amended License Agreement, JANSSEN AI license rights terminate and future payment obligations do not accrue.

Manufacturing

Except in the case of GSK and JANSSEN AI, we have retained worldwide manufacturing rights for QS-21. We have the right to subcontract manufacturing for QS-21 and we have a supply agreement with a contract manufacturer for the production of QS-21 through September 2012. In addition, under the terms of our agreement with GSK, GSK is contractually committed to supply certain quantities of commercial grade QS-21 to us and our licensees in the future.

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

The Prophage Series Vaccines

The Prophage Series vaccines describe our portfolio of patient-specific HSP-based therapeutic cancer vaccines, including the R-Series candidates in RCC, M-Series candidates in melanoma, and G-Series candidates in glioma. The first product derived from the R-Series (R-100, registered in Russia as Oncophage), represents the only approved treatment for adjuvant or non-metastatic kidney cancer patients at intermediate risk for disease recurrence.

In December 2011, we signed a license, development and manufacturing technology transfer agreement (“NewVac Agreement”) for Oncophage with NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”), a company focused on the development of innovative technology for cancer immunotherapy. Under the NewVac Agreement, we granted NewVac an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. The NewVac

Agreement may be terminated by either party upon a material breach if the breach is not cured within the time specified in the agreement. The NewVac Agreement may also be terminated by us if certain milestones are not achieved and by NewVac without cause. Unless the NewVac Agreement is earlier terminated or extended, we are entitled to receive modest milestone payments in addition to payments for supply of Oncophage and/or royalties in the low double-digits on net sales of Oncophage through December 2014. Upon termination of the NewVac Agreement, all activity under the agreement immediately ceases.

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

Since the first patient was enrolled in a clinical trial studying a Prophage Series vaccine in 1997, nearly 900 cancer patients have been treated with our vaccine in clinical trials. Collectively, results across all trials provided evidence of manufacturing and logistical feasibility as well as an initial demonstration of safety and signals of efficacy, which included patients who had complete disappearance (a complete response), substantial shrinkage (partial response), minor shrinkage (minor response), or no change in the size (disease stabilization) of tumor lesions. Median overall survival results exceeded historical controls that were relevant at the time when the studies were performed. Additionally, tumor-specific T-cell responses were noted in studies where they were measured, namely melanoma and colorectal cancer.

Because our Prophage Series vaccines are derived from the patient’s own tumor, they are unlike the majority of approved therapies and as such, they are experiencing a long development process and incurring high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified in Part 1-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Phase 3 Renal Cell Carcinoma Program

Renal cell carcinoma is the most common type of kidney cancer. The American Cancer Society estimates that there will be 64,770 new cases of kidney cancer and 13,570 people will die from the disease in the United States in 2012. The Kidney Cancer Research Bureau, a Russian non-profit, non-government research organization, estimated that in 2008, approximately 16,000 Russians would be diagnosed with kidney cancer and approximately 50% of those diagnosed would die of the disease.

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

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate risk for disease recurrence. Because, among other things, we have limited resources and minimal sales and marketing experience, commercialization of Oncophage has been slow, and only modest sales of Oncophage in Russia have occurred. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. In December 2011, as noted above, we out-licensed this program to NewVac.

In 2008, we announced the submission of a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. On November 20, 2009, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA formally adopted a negative opinion on our MAA. Subsequently we withdrew our application and we are no longer actively pursuing activities in the European market. Although we are no longer in active discussions with a potential partner for the European market, we continue to actively seek partnership discussions for multiple products generated from our portfolio of Prophage Series vaccines.

Glioma

Glioma is a cancer affecting the central nervous system that begins in glial cells (connective tissue cells that surround and support nerve cells). Malignant glioma is currently a fatal disease. The American Cancer Society estimates that 22,910 new cases of the brain and other nervous system cancers will be diagnosed during 2012 in the U.S., and that about 13,700 people will die from these tumors.

Phase 2 trials testing the Prophage Series candidates G-100 and G-200 are underway in both newly diagnosed and recurrent glioma, respectively, where promising data has been generated to date. A Phase 2 clinical trial with Prophage Series vaccine G-200 in recurrent, high-grade glioma is currently ongoing. This study is being led by the Brain Tumor Research Center at the University of California, San Francisco (“UCSF”), with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. The study, which is designed to enroll approximately 50 patients, has expanded to include New York-Presbyterian Hospital/Columbia University Medical Center and University Hospitals/Case Western Reserve.

On June 6, 2011, results from the ongoing Phase 2 clinical trial were presented at the 47th Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago, Illinois. Results from this trial showed that 93 percent of the patients were alive at > 26 weeks after surgery and a median overall survival of 11 months (47.6 weeks). Results from pre-defined exploratory analyses of disease progression showed a median progression free survival (PFS) of approximately 5 months (20 weeks). Importantly, measures of immune response post vaccination with Prophage Series G-200 demonstrated a significant tumor-specific CD8+ T-cell response as well as innate immune responses as marked by a significant increase in levels of circulating NK cells.

UCSF also initiated an additional Phase 2 clinical trial in newly diagnosed glioma testing Prophage Series vaccine G-100 in combination with Temodar® (temozolomide). This trial is currently enrolling, with a target of 50 patients.

Manufacturing

Commercial and clinical supplies of Oncophage and other vaccine candidates deriving from the Prophage Series are manufactured in our Lexington, Massachusetts facility. We estimate that this facility could support the production of up to 4,000 batches per year. On average, it takes eight to 10 hours of direct processing time to manufacture a patient batch of vaccine.

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

HerpV

HerpV is an investigational therapeutic vaccine candidate directed at the virus that causes genital herpes (herpes simplex virus-2, or HSV-2) and is the first potential recombinant (off-the-shelf) application of our HSP technology. HerpV includes our proprietary QS-21 Stimulon adjuvant. HerpV is a multivalent vaccine containing multiple synthetic HSV-2 peptides, which means that it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission.

According to the Centers for Disease Control, genital herpes affects more than 60 million Americans—or 1 in 6 people between the ages 14 and 49—with an additional 1.5 million new cases contracted each year. This disease often results in recurrent painful sores in the genital area. Current therapies involve taking a daily medication that only partly suppresses the virus.

Based on the results of completed toxicology studies and other preclinical activities, we submitted to the FDA an investigational new drug application (“IND”) for HerpV during the second quarter of 2005. In October 2005, we initiated a multicenter Phase 1 clinical trial of HerpV in genital herpes. In this four-arm, phase 1 study, 35 HSV-2 seropositive patients received HerpV with QS-21, HerpV alone, QS-21 alone, or placebo. The vaccine was well tolerated, with injection site pain as the most common reported adverse event. All patients who were evaluable for immune response and received HerpV with QS-21 showed a statistically significant CD4+ T cell response (100%; 7/7) to HSV-2 antigens as detected by IFNy Elispot, and the majority of those patients demonstrated a CD8+ T cell response (75%; 6/8). This study is the first to demonstrate that HSPs complexed to viral antigens induce an antigen-specific T cell response in humans. The results from this study were published in the peer-reviewed journal Vaccine in September 2011.

We believe this is a first of its kind finding in genital herpes treatment. We consider HerpV to be part of a platform technology, since with the integration of heat shock proteins with antigenic peptides, we could potentially create therapeutic vaccines for many infectious diseases. We plan to advance HerpV into a Phase 2 study in 2012 that will measure the effect of vaccination on viral shedding in individuals infected with HSV-2. Experts in HSV-2 clinical research believe that a reduction in viral shedding could translate into clinical benefit.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how and currently have exclusive rights, through outright ownership or through exclusive licenses, to 74 issued United States patents and 113 issued foreign patents. We also have exclusive rights to 6 pending United States patent applications and 25 pending foreign patent applications. While we have patent coverage in Russia for Oncophage, we may not have rights in other territories where we may pursue regulatory approval for Prophage Series vaccine candidates.

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

Various patents and patent applications have been exclusively licensed to us by the following entities:

Mount Sinai School of Medicine

In November 1994, we entered into a patent license agreement with the Mount Sinai School of Medicine (the “Mount Sinai Agreement”). Through the Mount Sinai Agreement, we obtained an exclusive, worldwide license to patent rights relating to the heat shock protein technology that resulted from the research and development performed by Dr. Pramod Srivastava, our founding scientist and a former member of our Board of Directors. We agreed to pay Mount Sinai a royalty on the net sales of products covered by the licensed patent rights and also provided Mount Sinai with a 0.45% equity interest in the Company (approximately 10,300 shares) valued at approximately $90,000 at the time of issuance. The term of the Mount Sinai Agreement ends when the last of the licensed patents expires (2018) or becomes no longer valid. If we fail to pay royalties that are due under the agreement, Mount Sinai may issue written notice to us. If we continue to fail to pay royalties after 60 days from receipt of the written notice, Mount Sinai can terminate the agreement. The Mount Sinai Agreement requires us to use due diligence to make the products covered by the licensed patent rights commercially available, including a requirement for us to use best efforts to reach a number of developmental milestones, which have been achieved. If we fail to comply with the due diligence provisions of the agreement, Mount Sinai could take actions to convert our exclusive license to a non-exclusive license after six months written notice. The Mount Sinai Agreement does not contain any milestone payment provisions.

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

University of Connecticut

In May 2001, we entered into a license agreement with UConn which was amended in March 2003 and June 2009. Through the license agreement, we obtained an exclusive worldwide license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires (2022) or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. The license agreement contains aggregate milestone payments of approximately $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals, and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. Under the March 2003 amendment, we agreed to pay UConn an upfront payment and to make future payments for each patent or patent application with respect to which we exercised our option under the research agreement. As of December 31, 2011, we have paid approximately $340,000 to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.

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

Competition

Competition in the pharmaceutical and biotechnology industries is intense. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products for the treatment of cancer and infectious diseases. In addition, many competitors focus on immunotherapy as a treatment for cancer and infectious diseases. In particular, some of these companies are developing cancer vaccines produced from a patient’s own cells or tissue. Others are focusing on developing heat shock protein products. Prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. In addition, we compete for funding, access to licenses, personnel, and third-party collaborations. Many competitors have substantially greater financial, manufacturing, marketing, sales, distribution, and technical resources, and more experience in research and development, clinical trials, and regulatory matters, than we do. Competing companies developing or acquiring rights to more efficacious therapeutic products for the same diseases we are targeting, or which offer significantly lower costs of treatment, could render our products noncompetitive or obsolete. See Part I-Item 1A. “Risk Factors— Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capability, selling and marketing expertise and/or financial and other resources.”

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

We are aware of certain programs and products under development by other companies that may compete with our programs and products. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques. Genentech markets Avastin and Eisai markets Gliadel, both for treatment of recurrent glioma. In addition, TVAX Biomedical is developing an immunotherapy candidate (TVI-Brain-1) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax) and Celldex (CDX-110). One or more of these companies may also develop product candidates for recurrent glioma.

Valtrex (GSK) and Famvir (Novartis) are small molecule drugs marketed for treatment of genital herpes. Other companies are engaged in research for vaccines for treatment of genital herpes. AiCuris Gmbh is engaged in clinical research of a small molecule drug for treatment of genital herpes and has completed a Phase 2 trial.

We are aware of compounds that claim to be identical to QS-21 that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Juvaris, and Dynavax, MF59 under development by Novartis, IC31, under development by Intercell, and

MPL, under development by GSK. Companies such as Adjuvance Technologies, Inc. and CSL Limited, as well as academic institutions, are developing saponin adjuvants, including derivatives and synthetic formulations. It is possible that these compounds could be substituted for the Company’s QS-21.

The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products we develop.

Employees

As of February 24, 2012, we had approximately 54 employees, of whom 8 were Ph.D.s and 2 were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.

From our inception through December 31, 2011, we have incurred net losses totaling $607.7 million. Our net losses for the years ended December 31, 2011, 2010, and 2009, were $23.3 million, $21.9 million, and $30.3 million, respectively. We expect to incur significant losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of QS-21, our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

On December 31, 2011, we had $10.7 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at December 31, 2011 and the net proceeds raised from equity sales and license agreements since year-end, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through 2013 based on our estimated annual use of cash of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the year ended December 31, 2011, our average monthly cash used in operating activities was $1.4 million. We do not anticipate significant capital expenditures during 2012.

We have financed our operations primarily through the sale of equity and convertible notes. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them, we will be required to delay, reduce, or eliminate some or all of our development, commercialization and clinical trial programs. We also may be forced to license or sell technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies. We may also be unable to continue our operations, or we may become insolvent.

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

As of December 31, 2011, we had debt outstanding of $37.9 million in principal, including $37.5 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”) and $100,000 in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”). The 2005 Notes are currently subject to redemption at our option or at the options of the holders on each of February 1, 2015 and February 1, 2020.

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

To date, we have had negative cash flows from operations. For the years ended December 31, 2011, 2010, and 2009, net cash used in operating activities was $16.2 million, $14.8 million, and $24.2 million, respectively.

Our 2006 Notes contain restrictive covenants and are convertible into equity interests in one of our subsidiaries that holds important rights to certain of our QS-21 Stimulon® adjuvant and HerpV technology.

Our 2006 Notes are secured by the equity of our wholly-owned subsidiary that holds the QS-21 and HerpV technologies. At the option of the holders, our 2006 Notes can be converted in whole or in part into an equity interest in this subsidiary, subject to our ability to preempt the conversion by redeeming the 2006 Notes to be so converted at a price equal to the conversion amount of such notes plus an amount that, when taken together with any cash interest payments previously made with respect to such 2006 Notes, would generate a 30% annual internal rate of return to the holders. If converted into an equity interest of this subsidiary, the ownership interest in the subsidiary will be determined by multiplying (x) the quotient of the conversion amount divided by $25.0 million, by (y) 30%. In addition, our 2006 Notes grant holders a right of first refusal in any future equity issuance in this subsidiary so that holders of our 2006 Notes may purchase up to 50% of any newly issued equity in this subsidiary. In addition, our 2006 Notes contain a number of restrictions and covenants, including, but not limited to, restrictions and covenants that limit our ability, and the ability of our subsidiary mentioned above, to:

•	incur certain additional indebtedness;

•	make certain investments;

•	enter into certain affiliated party transactions;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of our assets; and/or

•	change our line of business.

If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. At December 31, 2011, the outstanding principal balance of the 2006 Notes was $37.5 million.

Our licensee may not be able to successfully commercialize Oncophage in Russia and/or we may not receive any revenue from Oncophage sales or related efforts in Russia or certain other CIS countries.

In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Prophage Series vaccine R-100 (Oncophage) for the treatment of kidney cancer patients at intermediate-risk for disease recurrence. The Russian registration was our first product approval from a regulatory authority.

Since approval, minimal sales have occurred in Russia. In December 2011, we secured a partner for Oncophage when we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. There is no guarantee that NewVac’s efforts will be successful, or that we will receive any financial or other benefits from this arrangement. In addition, NewVac has the right to terminate its agreement with us at any time without cause. See “—Manufacturing problems may cause delays, unanticipated costs, or loss of revenue streams.”

While NewVac is establishing manufacturing capabilities in Russia, we are obligated to continue Oncophage manufacturing supply in our Lexington, MA, facility. As long as we manufacture Oncophage in the United States for importation into Russia, complexities unique to the logistics of this product may delay shipments and limit our ability to move commercial product in an efficient manner without incident.

In addition, to date we have not been able to secure government reimbursement and there is no guarantee that NewVac will be able to do so. There appears to be a limited private-pay market in Russia, and many patients will not be capable of paying for Oncophage without third party reimbursement. The reimbursement system in Russia is uncertain and has experienced serious funding and administrative problems in its national and regional reimbursement programs. See “—If we fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.”

If we fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.

Public and private insurance programs may determine that they will not cover our or our licensees’ product candidates. Government-sponsored health care systems typically pay a substantial share of health care costs, and they may regulate reimbursement levels of products to control costs. If we or our licensees are unsuccessful in obtaining substantial reimbursement for our product candidates from national or regional funds, we will have to rely on private-pay, which may delay or prevent our launch efforts, because the ability and willingness of patients to pay for our products is unclear.

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

In 2008, we submitted a marketing authorization application (“MAA”), to the European Medicines Agency (“EMA”), requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. After its review, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion on our MAA. Subsequently we withdrew our application and we are no longer actively pursuing opportunities in this territory.

The FDA has indicated that our Phase 3 clinical trials of Oncophage and Prophage Series vaccine M-200 cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). Furthermore, our existing data may not support registration or approval in other territories outside of Russia, including in Europe, as this Phase 3 trial did not reach statistical significance in its primary endpoint of recurrence-free survival in the total patient population.

Due to our lack of resources, our ability to perform additional studies may be limited. In addition, studies may take years to complete and may fail to support regulatory filings for many reasons. Our Prophage Series vaccines are a novel class of patient-specific (derived from the patient’s own tumor) oncology therapies, and the FDA and foreign regulatory agencies, including the EMA, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have limited experience in reviewing these types of therapies. Therefore, product candidates derived from the Prophage Series vaccines may experience high development costs and a long regulatory review process, either of which could delay or prevent commercialization efforts.

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

Our product candidates and the product candidates in development by our collaborative partners may fail because of intense competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates, directed at cancer, infectious diseases and degenerative disorders. See Part I-Item 1 “Business—Competition” in this Annual Report on Form 10-K.

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

There is no guarantee that our products or product candidates will be able to compete with potential future products being developed by our competitors. For example, Oncophage may compete with therapies currently in development for non-metastatic renal cell carcinoma, such as Wilex AG’s Rencarex (WX-G250), sorafenib, sunitinib, temsirolimus, bevacizumab and pazopanib. As vaccines from our Prophage Series are potentially developed in other indications, they could face additional competition in those indications. In addition, and prior to regulatory approval, our Prophage Series vaccines and all of our other product candidates, may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

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

Manufacturing problems may cause delays, unanticipated costs, or loss of revenue streams.

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

Except in the case of GSK and JANSSEN AI, we have retained worldwide manufacturing rights for QS-21. We have the right to subcontract manufacturing for QS-21 for our other existing and future QS-21 manufacturing and supply needs, and we have a supply agreement with a contract manufacturer for the production of QS-21 through September 2012. If we are not able to renew this agreement we may not be able to supply QS-21 to meet future supply obligations on favorable terms or at all. For example, although GSK is a source of QS-21 supply for us, their obligation to supply is for a limited duration, and various factors could impact our decision to exercise this right. In addition, we or our currently contracted suppliers may never have the ability to manufacture commercial grade QS-21

We currently rely upon and expect to continue to rely upon third parties, potentially including our collaborators or licensees, to produce materials required to support our product candidates, preclinical studies, clinical trials, and commercial efforts. A number of factors could cause production interruptions at our manufacturing facility or at our contract manufacturers or suppliers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.

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

We may not receive anticipated QS-21 revenues from our licensees.

We currently rely upon and expect to continue to rely upon third party licensees, particularly GSK and JANSSEN AI, to develop, test, market and manufacture vaccines that utilize our QS-21 adjuvant. We expect that we will rely on similar relationships if we develop new adjuvants in our Saponin Platform.

In return for rights to use QS-21, our licensees have generally agreed to pay us license fees, supply payments, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch of a vaccine that utilizes QS-21. As each licensee controls its own product development process, we cannot predict our licensees’ requirements for QS-21 in the future or to what extent, if any, they will develop vaccines that use QS-21 as an adjuvant. Our licensees may initiate or cease programs containing QS-21 at any time. In the event that our licensees develop vaccines using QS-21, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties, in the future.

In addition, where we had previously supplied GSK and JANSSEN AI with all their requirements of commercial grade QS-21, we have amended our agreements so that they are permitted to manufacture their own QS-21. We are unable to predict what amount of QS-21, if any, will be purchased from us by other licensees or collaborators in the future. Any such inability to receive anticipated QS-21 revenues would have a material adverse effect on our business, financial condition and results of operations.

Our patent on QS-21 composition of matter has already expired in virtually all territories and we rely on unpatented technology and know-how to protect our rights to QS-21.

Our patent on QS-21 composition of matter has already expired in virtually all territories, and our patent rights are limited to protecting certain combinations of QS-21 with other adjuvants or formulations of QS-21 with other agents. Although our licenses also rely on unpatented technology, know-how, and confidential information, these intellectual property rights may not be enforceable in certain jurisdictions and, therefore, we may not be able to collect anticipated revenue from our licensees. Any such inability would have a material adverse effect on our business, financial condition and results of operations.

The drug development and approval process is uncertain, time-consuming, and expensive.

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds. As of December 31, 2011, we have spent approximately 17 years and $292.0 million on our research and development program in heat shock proteins for cancer.

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

Delays or failures in our receiving regulatory approval for our product candidates in a timely manner may result in us having to incur additional development expense and subject us to having to secure additional financing. As a result, we may not be able to commercialize them in the timeframe anticipated, and our business will suffer.

Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change.

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

Because we are a company operating in a highly regulated industry, regulatory authorities could take enforcement action against us in connection with our, or our licensees or collaborators, business and marketing activities for various reasons. For example, the United States Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad.

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

New data from our research and development activities, and/or resource considerations could modify our strategy and result in the need to adjust our projections of timelines and costs of programs.

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

While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of Oncophage or any of the other Prophage Series vaccines other than the recent agreement with NewVac giving them an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. Due to the announcements in March 2006 that part I of our Phase 3 trial in renal cell carcinoma did not achieve its primary endpoint in the intent to treat population, and in November 2009, that the CHMP adopted a negative opinion on our MAA, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.

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

Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of candidates from the Prophage G Series is currently dependent in large part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the UCSF, which is conducting Phase 2 clinical trials of Prophage Series vaccines G-100 and G-200 for the treatment of glioma. In addition, substantially all product candidates containing QS-21, other than HerpV, depend on the success of our collaborative partners or licensees, and the Company’s relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates. In addition, when our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing or quality of such trials or related activities.

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

If we or our licensee are unable to purify heat shock proteins we may have difficulty successfully initiating or completing clinical trial or supporting commercial sales of Oncophage in Russia. Even if we or our licensees do successfully complete ongoing or future clinical trials or are successful manufacturing Oncophage commercially we may have difficulty generating a sizable market or commercial sales.

Depending on the type and stage of cancer and the patient population, the ability to successfully develop and commercialize the Prophage Series vaccines for a particular cancer depends in part on our, and following successful technology transfer to our licensee, their ability to purify heat shock proteins from that type of cancer. If we or our licensee experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, we may face delays in enrolling sufficient patients and subsequently utilize more internal resources to satisfy enrolment requirements. Manufacturing failures may also lower the probability of a successful analysis of the data from clinical trials and, ultimately, the ability to obtain regulatory approvals. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 85% of the tumors received from patients in our ongoing Phase 2 clinical trials in glioma. We expect to continue to devote resources to allow for a better evaluation of tumor characteristics and screening methods in an attempt to increase manufacturing success rates.

In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. To be successful, NewVac will have to build and equip a manufacturing facility, hire, train and retain staff, and validate the facility systems and process. There is no guarantee that NewVac will be able to accomplish these tasks and if they are unable or delayed in becoming operational, the commercial and developmental efforts may be delayed or limited. We may encounter problems with other types of cancer or patients as we expand our research. If we cannot overcome these problems, the number of patients or cancer types that our heat shock protein product candidates could treat would be limited. In addition, if we commercialize our heat shock protein product candidates, we may not be able to replicate past manufacturing success rates and we may face claims from patients for whom we are unable to produce a vaccine.

If we fail to sustain and further build our intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. We have exclusive rights to 74 issued United States patents and 113 issued foreign patents. We also have exclusive rights to 6 pending United States patent applications and 25 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

We also rely on a small staff of highly trained and experienced senior management and scientific, administrative and operations personnel and consultants to conduct our business. Reductions in our staffing levels have eliminated redundancies in key capabilities and skill sets among our full time staff and required us to rely more heavily on outside consultants and third parties. Reduction in expenses and resulting changes to our compensation and benefit programs have reduced the competitiveness of these programs and thereby increased employee retention risk. The competition for qualified personnel in the biotechnology field is intense, and if we are not able to continue to attract and retain qualified personnel and/or maintain positive relationships with our outside consultants, we may not be able to achieve our strategic and operational objectives.

We may face litigation that could result in substantial damages and may divert management’s time and attention from our business.

We may currently be a party, or may become a party, to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

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

Risks Related to our Common Stock

Unaffiliated holders of certain convertible securities may convert such securities into a substantial percentage of our outstanding common stock.

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns approximately 924,000 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into approximately 333,000 shares of common stock at an initial conversion price of $94.86, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on December 31, 2011, he would have held approximately 6% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

According to publicly filed documents, Ingalls & Snyder, LLC beneficially owns 1,282,517 shares of our common stock, representing approximately 6% of our outstanding common stock. In addition, Ingalls & Snyder LLC holds $30.0 million aggregate principal amount of our 2006 Notes. Upon maturity in 2014, we may elect to repay the outstanding balance of our 2006 Notes in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common stock at maturity (August 2014), the number of shares issued will be determined by dividing the cash obligation by 90 percent of the weighted average price of the common shares for the 20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization exceeding $300 million at such time. In no event will the note holder be obligated to accept equity that would result in them owning in excess of 9.99% of the Company’s outstanding common stock at any given time in connection with any conversion, redemption, or repayment of the 2006 Notes.

Collectively, Mr. Kelley, Ingalls & Snyder LLC, and Dr. Armen, our Chief Executive Officer, control approximately 17% of our outstanding common stock as of December 31, 2011, providing the ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 19%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

Our stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “AGEN.” In the event that we fail to maintain compliance with the applicable listing requirements, our common stock could become subject to delisting from The Nasdaq Capital Market.

On March 3, 2011, we were notified by the Listing Qualifications Staff that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days.

On October 3, 2011, we effected a one-for-six reverse stock split of our common stock to, in part, regain compliance with the Bid Price Requirement. On October 17, 2011, we received notice from the Nasdaq Listing Qualification Panel (the “Panel”) that we had regained compliance with the Bid Price Requirement and otherwise satisfied all requirements for continued listing on Nasdaq. Though the bid price of our common stock has remained above $1.00 per share since the reverse split, we cannot guarantee that it will remain at or above $1.00 per share. If the bid price drops below $1.00 per share, our common stock could become subject to delisting again, and we may need to seek shareholder approval for an additional reverse split. A second reverse split could produce negative effects and we cannot provide any assurance that it would result in a long-term or permanent increase in the bid price of our common stock. For example, a second reverse split could make it more difficult for us to comply with other listing standards of Nasdaq, including requirements related to the minimum number of shares that must be in the public float, the minimum market value of publicly held shares and the minimum number of round lot holders. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares of common stock to have an anti-takeover effect under certain circumstances by allowing for dilutive issuances which could prevent certain shareholders from changing the composition of our Board of Directors. Although we are currently in compliance with all of the listing standards for listing on Nasdaq, we cannot provide any assurance that we will continue to be in compliance in the future. This was the third time we were non-compliant with the Bid Price Requirement since our move to The Nasdaq Capital Market in April 2009.

We have implemented a reverse stock split, which has reduced our trading volume and may result in a decrease in our market capitalization.

On October 3, 2011, we implemented a one-for-six reverse stock split of our common stock to, in part, regain compliance with the Nasdaq Bid Price Requirement. We cannot guarantee that the increase of our common stock price resulting from the reverse split will be proportionate to the reverse split ratio, will last in the marketplace for any length of time, will remain at a price sufficient to meet the listing requirements of Nasdaq or will be sufficient to facilitate raising capital.

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

The first right to negotiate provision contained in our agreement with one of our licensees could hinder or delay a change of control of the Company or the sale of certain of our assets

We have entered into a First Right to Negotiate and Amendment Agreement with GSK that affords GSK, one of our licensees, a first right to negotiate with us in the event we determine to initiate a process to effect a change of control of our company with, or to sell certain of our assets to, an unaffiliated third party or in the event that a third party commences an unsolicited tender offer seeking a change of control of our company. In such event, we must provide GSK a period of time to determine whether it wishes to negotiate the terms of such a transaction with us. If GSK affirmatively so elects, we are required to negotiate with GSK in good faith towards effecting a transaction of that nature for a specified period. During the negotiation period, we are obligated not to enter into a definitive agreement with a third party that would preclude us from negotiating and/or executing a definitive agreement with GSK. If GSK determines not to negotiate with us or we are unable to come to an agreement with GSK during this period, we may enter into the specified change of control or sale transaction within the ensuing 12 months, provided that such a transaction is not on terms in the aggregate that are materially less favorable to us and our stockholders (as determined by our Board of Directors, in its reasonable discretion) than terms last offered to us by GSK in a binding written proposal during the negotiation period. The first right to negotiate terminates on March 2, 2017. Although GSK’s first right to negotiate does not compel us to enter into a transaction with GSK nor prevent us from negotiating with or entering into a transaction with a third party, the first right to negotiate could inhibit a third party from engaging in discussions with us concerning such a transaction or delay our ability to effect such a transaction with a third party.

Our stock has historically had low trading volume, and its public trading price has been volatile.

Between our initial public offering on February 4, 2000 and December 31, 2011, and for the year ended December 31, 2011, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.00 and $6.66 per share, respectively. The average daily trading volume for the year ended December 31, 2011 was approximately 79,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of December 31, 2011, we had approximately 21,492,000 shares of common stock outstanding. All of these shares are eligible for sale on The Nasdaq Capital Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 4,167,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 125,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 3,333,000 shares of our common stock pursuant to our At the Market Sales Agreement. As of December 31, 2011, an aggregate of 7.3 million shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2011, options to purchase 1,814,161 shares of our common stock with a weighted average exercise price per share of $8.38 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2011, we have 135,791 nonvested shares outstanding.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and to comply with changing regulation of corporate governance and public disclosure could have a material adverse effect on our operating results and the price of our common stock.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2011, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for companies. Laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided, which could result in continuing uncertainty regarding compliance matters and higher costs caused by ongoing revisions to disclosure and governance practices. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our operating results and the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We maintain our corporate offices in Lexington, Massachusetts. During April 2011, we executed a Fifth Amendment of Lease reducing our occupied space in this facility from approximately 162,000 square feet to approximately 82,000 square feet. This lease agreement terminates in August 2013 with an option to renew for two additional ten-year periods. We have sublet a portion of this facility under a lease that expires in July 2012.

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

Agenus, our Chairman and Chief Executive Officer (‘CEO”), Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. The suit alleged that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleged that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. These coordinated lawsuits were resolved pursuant to a global settlement. Any portion of the settlement attributable to Agenus has been funded by insurance, and Agenus bears no financial liability. Appeals filed by various objectors to the settlement have been dismissed.

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

Item 4.	Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

Set forth below is certain information regarding our current and certain former executive officers, including their age, as of March 1, 2012:

Name	Age	Title
Garo H. Armen, Ph.D.	59	Chairman of the Board and Chief Executive Officer
Shalini Sharp	37	Vice President and Chief Financial Officer
Christine M. Klaskin	46	Vice President, Finance and Principal Accounting Officer
Karen H. Valentine	40	Vice President and General Counsel
Kerry A. Wentworth	39	Vice President, Clinical, Regulatory & Quality

Garo H. Armen, PhD—Dr. Armen is Chairman and CEO of Agenus Inc., the biotechnology company he co-founded with Pramod Srivastava in 1994. From mid-2002 through 2004, he was Chairman of the Board of Directors for the biopharmaceutical company Elan Corporation, plc. Dr. Armen is also the founder and President of the Children of Armenia Fund, a charitable organization established in 2000 that is dedicated to the positive development of the children and youth of Armenia.

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

Christine M. Klaskin—Christine M. Klaskin is Vice President, Finance and Principal Accounting Officer. Since joining Agenus Inc. in 1996 as finance manager, Ms. Klaskin has held various positions within the finance department and has been involved in all equity and debt offerings of the Company including its IPO. Ms. Klaskin is currently a member of the board of directors of American DG Energy Inc. Prior to joining Agenus, Ms. Klaskin was employed by Arthur Andersen as an audit manager. Ms. Klaskin received her Bachelor of Accountancy from The George Washington University.

Karen H. Valentine—Karen Higgins Valentine is Vice President and General Counsel and also serves as Secretary and Chief Compliance Officer of the Company. Prior to joining Agenus Inc. in 2004, Ms. Valentine was an associate in the biotechnology practice of Palmer & Dodge LLP (now Edwards, Wildman Palmer LLP). While at the law firm, she provided corporate law services to a broad range of both public and private corporations, and developed an expertise in the areas of licensing and strategic collaborations. Ms. Valentine graduated cum laude with a bachelor’s degree in neuroscience from Colgate University, and received her law degree, magna cum laude, from Boston University School of Law.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock.

	High	Low
2010
First Quarter	$7.20	$3.60
Second Quarter	10.32	4.20
Third Quarter	6.72	4.38
Fourth Quarter	6.72	5.22
2011
First Quarter	6.96	5.16
Second Quarter	6.72	4.62
Third Quarter	5.10	2.76
Fourth Quarter	4.43	1.92

As of February 16, 2012, there were approximately 1,700 holders of record and approximately 21,000 beneficial holders of our common stock.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2006 to December 31, 2011, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2006. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Agenus Inc.	100.00	111.48	26.23	34.97	55.19	18.21
NASDAQ Stock Market (U.S. Companies) Index	100.00	109.81	65.29	93.95	109.84	107.86
NASDAQ Biotechnology Index	100.00	104.58	91.38	105.66	121.52	135.86

Recent Sales of Unregistered Securities—None

Information concerning our equity compensation plans is set forth in our Definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year under the heading “Equity Plans,” which is incorporated herein by reference.

Item 6.	Selected Financial Data

We have derived the consolidated balance sheet data set forth below as of December 31, 2011 and 2010, and the consolidated statement of operations data for each of the years in the three-year period ended December 31, 2011, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Changes in cash, cash equivalents, and short-term investments, total current assets, total assets, and stockholders’ deficit in the periods presented below include the effects of the receipt of net proceeds from our debt offerings, equity offerings, the exercise of stock options and warrants, and employee stock purchases that totaled approximately $8.1 million, $11.6 million, $18.7 million, $46.9 million, and $4.6 million in the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$2,756	$3,360	$3,334	$2,651	$5,552
Operating expenses:
Cost of goods sold	—	(123)	—	—	—
Research and development	(11,023)	(12,878)	(16,903)	(20,663)	(21,789)
General and administrative	(10,820)	(12,112)	(14,110)	(19,832)	(17,041)

Loss from operations	(19,087)	(21,753)	(27,679)	(37,844)	(33,278)
Non-operating income	2	4,680	2,568	12,356	1
Interest expense, net	(4,191)	(4,834)	(5,207)	(5,313)	(4,658)

Net loss (1)	(23,276)	(21,907)	(30,318)	(30,801)	(37,935)
Dividends on series A convertible preferred stock	(790)	(790)	(790)	(790)	(790)

Net loss attributable to common stockholders	(24,066)	$(22,697)	$(31,108)	$(31,591)	$(38,725)

Net loss attributable to common stockholders per common share, basic and diluted	$(1.21)	$(1.41)	$(2.36)	$(3.00)	$(5.00)
Weighted average number of shares outstanding, basic and diluted	19,899	16,108	13,170	10,542	7,752

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$10,748	$19,782	$30,065	$34,463	$18,679
Total current assets	12,004	20,854	31,533	35,486	20,782
Total assets	19,808	30,907	45,874	56,822	44,351
Total current liabilities	4,754	5,416	5,355	6,997	8,383
Long-term debt, less current portion	32,726	34,050	49,494	64,126	71,524
Stockholders’ deficit	(20,831)	(14,707)	(16,975)	(20,330)	(41,370)

(1)	Given our history of incurring operating losses, no income tax benefit has been recognized in our consolidated statements of operations because of the loss before income taxes, and the need to recognize a valuation allowance on the portion of our deferred tax assets which will not be offset by the reversal of deferred tax liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current research and/or development activities are focused on developing technologies and product candidates to treat cancers and infectious diseases. Our core technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Some of our key candidates from these technology platforms are QS-21 Stimulon® adjuvant (“QS-21”), the Prophage Series vaccines and HerpV.

QS-21 is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GlaxoSmithKline (GSK) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2013-2014 timeframe, and we are entitled to royalties for at least 10 years post-launch.

The Prophage Series vaccines are a patient specific application of our HSP Platform. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine (vitespen) and is approved in Russia for the treatment of renal cell carcinoma (“RCC”; kidney cancer) in patients at intermediate risk of recurrence. In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. In addition, Phase 2 trials are underway in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively.

Also derived from our HSP Platform technologies, HerpV is a recombinant, synthetic, non-patient specific therapeutic vaccine candidate for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses—a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since with the integration of heat shock proteins with antigenic peptides we could potentially create therapeutic vaccines for various infectious diseases. We plan to initiate a Phase 2 trial during the second half of 2012.

In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21, and HerpV. We are also exploring in-licensing opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the years ended December 31, 2011, 2010, and 2009, were $11.0 million, $12.9 million, and $16.9 million, respectively. We have incurred significant losses since our inception. As of December 31, 2011, we had an accumulated deficit of $607.7 million.

We have financed our operations primarily through the sale of equity and convertible notes. We believe that, based on our current plans and activities, our working capital resources at December 31, 2011 and the net proceeds raised from equity sales and license agreements since year-end, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through 2013 based on our estimated annual use of cash of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our product, Oncophage and/or our other Prophage Series vaccines, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN”. In April 2009, we moved from The Nasdaq Global Market to The Nasdaq Capital Market as part of our plan to regain compliance with minimum market value requirements. On March 3, 2011, we were notified by the Listing Qualifications Staff of Nasdaq (the “Staff”) that we were not in compliance with the minimum bid requirement set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. Effective October 3, 2011, our certificate of incorporation was amended to effect a reverse stock split of our common stock on the basis of one post-split share for every six pre-split shares to, in part, regain compliance with the Bid Price Requirement. On October 17, 2011, we received notice from the Nasdaq Listing Qualifications Panel (the “Panel”) that we had regained compliance with the Bid Price Requirement and otherwise satisfied the requirements for continued listing on Nasdaq.

Historical Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue: We generated revenue of $2.8 million and $3.4 million during the years ended December 31, 2011 and 2010, respectively. Revenue includes license fees and royalties earned, and in 2010, revenue earned on shipments of QS-21 to our QS-21 licensees, grants earned and Oncophage sales. In the years ended December 31, 2011 and 2010, we recorded revenue of $1.6 million and $1.5 million, respectively, from the amortization of deferred revenue related to our QS-21 partnered programs.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 15% to $11.0 million for the year ended December 31, 2011 from $12.9 million for the year ended December 31, 2010. The decrease is primarily due to the overall status of our development programs and includes $1.3 million for amortization and depreciation expense, $495,000 related to our noncash share-based compensation expense, and $230,000 related to the reduced production of clinical product to our licensees due to the transfer of manufacturing rights.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 11% to $10.8 million for the year ended December 31, 2011 from $12.1 million for the year ended December 31, 2010. This decrease is largely due to the status of our development programs and our cost containment efforts and includes $600,000 related to our employee and director noncash share-based compensation expense, $400,000 for amortization and depreciation expense, and $200,000 for personnel related expenses.

Non-operating Income: Non-operating income of $4.7 million for the year ended December 31, 2010 consists of a net gain of $2.8 million on the extinguishment of a portion of our 2005 Notes and the change in the fair value of our derivative liability since December 31, 2009 of $1.9 million.

Interest Expense: Interest expense decreased to $4.2 million for the year ended December 31, 2011 from $4.9 million for the year ended December 31, 2010. This decrease is related to the repurchase of substantially all of our 2005 Notes during the year ended December 31, 2010. Interest on our 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the years ended December 31, 2011 and 2010, interest expense included $2.8 million and $2.6 million, respectively, paid in the form of additional 2006 Notes.

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

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During 2011, these research and development programs consisted largely of our Prophage Series vaccines and QS-21, as indicated in the following table (in thousands).

Research and Development Program	Product	Year Ended December 31,			Prior to 2009	Total
		2011	2010	2009
Heat shock proteins for cancer	Prophage Series Vaccines	$10,182	$10,960	$15,309	$255,582	$292,033
Heat shock proteins for infectious diseases	HerpV	734	644	262	17,448	19,088
Vaccine adjuvant *	QS-21	94	1,185	1,071	10,148	12,498
Other research and development programs		13	89	261	33,177	33,540

Total research and development expenses		$11,023	$12,878	$16,903	$316,355	$357,159

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

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

Product Development Portfolio

QS-21

QS-21 Stimulon® adjuvant, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy, that is intended to enhance immune response. The key licensees of QS-21 are GSK and JANSSEN AI. There are 15 vaccines containing QS-21 in clinical development, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2013-2014 timeframe. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. The Company does not incur clinical development costs for these products. For additional information regarding QS-21, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Prophage Series Vaccines

We started enrolling patients in our first clinical trial studying a Prophage Series vaccine at Memorial Sloan-Kettering Cancer Center in New York, New York in November 1997. To date, nearly 900 cancer patients have been treated with our vaccine in clinical trials. Because Prophage Series vaccines are novel therapeutic vaccines that are patient-specific, meaning derived from the patient’s own tumor, they are experiencing a long development process and high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

We believe that the collective results from clinical trials thus far show that the vaccine candidates that have been clinically evaluated have a favorable safety profile. We also believe that available results from clinical trials suggest that treatment with the Prophage Series vaccines can generate immunological and anti-tumor responses. For additional information regarding our Prophage Series vaccines, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $607.7 million as of December 31, 2011. We expect to incur significant losses over the next several years as we continue clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. We have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through December 31, 2011, we have raised aggregate net proceeds of $514.4 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes. During February 2010, we entered into an At the Market Sales Agreement (the “2010 ATM”) with McNicoll, Lewis & Vlak LLC and Wm Smith & Co (the “Sales Agents”) under which we were able to sell an aggregate of up to 3,333,333 shares of our common stock from time to time through the Sales Agents. As of February 29, 2012, we issued approximately 2.4 million shares of our common stock in at the market offerings through the Sales Agents and raised net proceeds of approximately $12.6 million after deducting offering costs of approximately $450,000. As of December 31, 2011, we had debt outstanding of $37.9 million in principal, including $37.5 million in principal of our 2006 Notes maturing August 31, 2014 and $100,000 in principal of our 2005 Notes maturing February 20, 2025. The 2005 Notes are currently redeemable by us or at the option of the holders on February 1, 2015 and 2020.

Our cash, cash equivalents, and short-term investments at December 31, 2011 were $10.7 million, a decrease of $9.0 million from December 31, 2010. We believe that, based on our current plans and activities, our cash balance of $10.7 million as of December 31, 2011, plus the $18 million net proceeds from equity offerings and license agreements since year-end, along with the estimated additional proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2013 based on our estimated annual use of cash of $13-16 million during 2012. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We believe that, based on our current plans and activities, our working capital resources at December 31, 2011 and the net proceeds raised from equity sales and license agreements since year-end, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into 2013. We closely monitor our cash needs. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be commercially feasible. In addition, we will continue to adjust other spending as needed in order to preserve liquidity. We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2012 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for our other Prophage Series vaccines, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. We hope to earn royalties from our QS-21 product in the 2013-2014 timeframe. Please see “Note Regarding Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.6 million over the term of the studies. Through December 31, 2011, we have expensed $47.1 million as research and development expenses and $46.8 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of December 31, 2011. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the year ended December 31, 2011 and 2010 was $16.2 million and $14.8 million, respectively. We continue to support and develop our QS-21 partnering collaborations, with the goal of earning royalties from this product in the 2013-2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see “Note Regarding Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K section and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our contractual obligations as of December 31, 2011 (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt (1)	$46,710	$268	$46,339	$103	$—
Operating leases (2)	1,861	1,137	724	—	—

Total	$48,571	$1,405	$47,063	$103	$—

(1)	Assumes the 2006 Notes are not converted and are paid at maturity on August 31, 2014. In certain circumstances, the 2006 Notes could be converted before then. Also includes fixed interest payments, some of which may be paid in kind, and assumes that the 2005 Notes are not converted and are paid on February 1, 2015. In certain circumstances, the 2005 Notes could be converted before then. In addition, the holders of the 2005 Notes can require us to purchase debt from them at certain dates between 2012 and 2020. If the 2005 Notes are not converted and we are not required to purchase the debt, the 2005 Notes mature on February 1, 2025. If the 2005 Notes were outstanding until maturity, there would be additional interest payments of $68,000 for the period 2012 through 2025.
(2)	Effective July 30, 2010, we sublet part of our Lexington facility to Cubist Pharmaceuticals, Inc. whose lease expires in July 2012. Our Lexington facility and New York office leases expire August 2013 and April 2012, respectively.

Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Off-Balance Sheet Arrangements

At December 31, 2011, we had no off-balance sheet arrangements.

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

Determining the appropriate fair value model and calculating the fair value of share-based awards requires the use of highly subjective assumptions, including the expected life of the share-based awards and stock price volatility. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Note 9 of the notes to our consolidated financial statements for a further discussion on share-based compensation.

Fair Value Accounting—Derivative Liability

As a result of the adoption of certain guidance within ASC 815-40, Derivatives and Hedging- Contracts In Entity’s Own Equity, as of January 1, 2009, the conversion feature embedded in our 2006 Notes was treated as a derivative and recorded at its fair value, with period to period changes in the fair value recorded as a gain or loss in our consolidated statement of operations. In February 2011, we entered into a Ninth Amendment of Rights Agreement for the 2006 Notes and as amended, the 2006 Notes no longer fall within this guidance since they are no longer convertible into our common stock, therefore the conversion option is no longer a derivative liability.

We measured fair value based on a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Our derivative liability was valued based on significant unobservable inputs.

Revenue Recognition

Revenue for services under research and development contracts are recognized as the services are performed, or as clinical trial materials are provided. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned. License fees and royalties are recognized as they are earned. Revenue recognized from collaborative agreements is based upon the provisions of Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition—Multiple Element Arrangements, as amended by Accounting Standards Update 2009-13.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of this guidance on January 1, 2011, we had a negative carrying value but determined there were no qualitative factors that indicated it was more likely than not that a goodwill impairment existed and accordingly, Step 2 of the goodwill impairment test was not required to be performed. The adoption of this amended guidance did not have any impact on our consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. Adoption of this standard will impact only the presentation of our financial information. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in ASU 2011-11 require companies to disclose information about offsetting and related arrangements to enable users of their financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. During the year ended December 31, 2011, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. However, we are exploring possible commercialization of Oncophage outside of the U.S., which could result in increased foreign currency exposure.

The information below summarizes our market risks associated with debt obligations as of December 31, 2011. Fair value included herein has been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at December 31, 2011. The table presents principal payments by year of maturity based on the terms of the debt (in thousands).

	Estimated Fair Value (2)	Outstanding Principal Amount December 31, 2011	Year of Maturity
			2012	2013	2014	2015
Long-term debt (1)	$30,837	$37,885	$198	$87	$37,500	$100

(1)	Fixed interest rates range from 5.25% to 8%. The above table is based on the assumptions that future interest on the 2006 Notes is paid in cash and that these notes are not converted at maturity August 31, 2014. In certain circumstances, the 2006 Notes could be converted before then. In addition, the table is based on the assumption that the 2005 Notes are redeemed on February 1, 2015. In certain circumstances, the 2005 Notes could be converted on or before February 1, 2015. The note holders of our 2005 Notes can require us to redeem debt at certain dates between 2015 and 2020. If the 2005 Notes are not converted and we are not required to purchase the notes, they mature on February 1, 2025.
(2)	The estimated fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. In addition, the fair value of our 2005 Notes was estimated based on the most recent market transactions.

We had cash and cash equivalents at December 31, 2011 of $10.7 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2011, however, we are subject to investment risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agenus Inc.:

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agenus Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agenus Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 6, 2012

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$10,747,951	$19,781,976
Inventories	20,072	26,432
Accounts receivable	—	35,000
Prepaid expenses	536,270	704,744
Other current assets	699,786	306,008

Total current assets	12,004,079	20,854,160
Plant and equipment, net of accumulated amortization and depreciation of $26,081,778 and $24,993,225 at December 31, 2011 and 2010, respectively	4,136,699	6,194,465
Goodwill	2,572,203	2,572,203
Other long-term assets	1,094,549	1,285,831

Total assets	$19,807,530	$30,906,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$197,684	$146,061
Current portion, deferred revenue	1,542,395	1,540,385
Accounts payable	807,928	698,554
Accrued liabilities	1,730,290	2,684,609
Other current liabilities	475,342	346,314

Total current liabilities	4,753,639	5,415,923
Convertible notes	32,637,757	34,050,033
Other long-term debt	88,247	—
Deferred revenue	2,078,651	3,612,156
Derivative liability	—	755,000
Other long-term liabilities	1,080,201	1,780,759
Commitments and contingencies (Notes 12 and 15)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2011 and 2010; liquidation value of $31,817,625 at December 31, 2011	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at December 31, 2011 and 2010	31	31
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 21,535,037 and 18,647,626 shares issued at December 31, 2011 and 2010, respectively (Note 1)	215,350	186,476
Additional paid-in capital (Note 1)	581,392,602	569,849,178
Treasury stock, at cost; 43,490 shares of common stock at December 31, 2011 and 2010 (Note 1)	(324,792)	(324,792)
Accumulated deficit	(607,694,596)	(584,418,421)
Noncontrolling interest	5,580,124	—

Total stockholders’ deficit	(20,830,965)	(14,707,212)

Total liabilities and stockholders’ deficit	$19,807,530	$30,906,659

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Revenue:
Product revenue	$—	$52,500	$—
Grant revenue	—	424,720	—
Research and development revenue	2,755,772	2,882,391	3,334,444

Total revenues	2,755,772	3,359,611	3,334,444
Operating expenses:
Cost of goods sold	—	(122,946)	—
Research and development	(11,022,391)	(12,877,695)	(16,902,537)
General and administrative	(10,820,187)	(12,111,507)	(14,110,514)

Operating loss	(19,086,806)	(21,752,537)	(27,678,607)
Other income (expense):
Non-operating income	1,941	4,680,120	2,568,545
Interest expense	(4,210,097)	(4,871,446)	(5,344,713)
Interest income	18,787	37,560	137,482

Net loss	(23,276,175)	(21,906,303)	(30,317,293)
Dividends on series A convertible preferred stock	(790,500)	(790,500)	(790,500)

Net loss attributable to common stockholders	$(24,066,675)	$(22,696,803)	$(31,107,793)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(1.21)	$(1.41)	$(2.36)

Weighted average number of common shares outstanding, basic and diluted	19,898,632	16,108,353	13,169,524

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2011, 2010, and 2009

	Series A Convertible Preferred Stock		Series B2 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Noncontrolling Interest	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares	Amount
Balance January 1, 2009	31,620	$316	5,250	$53	11,082,956	$110,830	$512,001,800	23,838	$(269,849)	$(532,173,577)	$—	$(20,330,427)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(30,317,293)	—	(30,317,293)
Adoption of EITF 07-5	—	—	—	—	—	—	(1,352,317)	—	—	(21,248)	—	(1,373,565)
Share-based compensation	—	—	—	—	—	—	3,115,642	—	—	—	—	3,115,642
Shares issued in private placements	—	—	—	—	1,564,327	15,643	18,557,012	—	—	—	—	18,572,655
Conversion of series B2 preferred shares	—	—	(2,145)	(22)	988,202	9,882	(9,860)	—	—	—	—	—
Shares issued to repurchase convertible senior notes	—	—	—	—	932,893	9,329	14,124,860	—	—	—	—	14,134,189
Exercise of stock options	—	—	—	—	13,212	132	141,180	—	—	—	—	141,312
Employee share purchases	—	—	—	—	6,883	69	16,864	—	—	—	—	16,933
Shares issued under Directors’ Deferred Compensation Plan	—	—	—	—	2,562	26	21,474	—	—	—	—	21,500
Shares issued to CEO in lieu of cash compensation	—	—	—	—	21,690	217	109,783	—	—	—	—	110,000
Reclassification of liability classified option grants	—	—	—	—	—	—	(220,470)	—	—	—	—	(220,470)
Vesting of nonvested shares	—	—	—	—	389,848	3,898	(3,898)	—	—	—	—	—
Treasury stock received for vested share tax payments	—	—	—	—	—	—	—	19,652	(54,943)	—	—	(54,943)
Dividends on series A convertible preferred stock ($25 per share)	—	—	—	—	—	—	(790,500)	—	—	—	—	(790,500)

Balance at December 31, 2009	31,620	$316	3,105	$31	15,002,573	$150,026	$545,711,570	43,490	$(324,792)	$(562,512,118)	$—	$(16,974,967)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS—(Continued)

For the Years Ended December 31, 2011, 2010, and 2009

	Series A Convertible Preferred Stock		Series B2 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Noncontrolling Interest	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares	Amount
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(21,906,303)	—	(21,906,303)
Share-based compensation	—	—	—	—	—	—	2,813,304	—	—	—	—	2,813,304
Shares issued in private placements	—	—	—	—	533,241	5,332	2,874,174	—	—	—	—	2,879,506
Shares sold at the market	—	—	—	—	1,136,678	11,367	8,634,363	—	—	—	—	8,645,730
Shares issued to repurchase convertible senior notes	—	—	—	—	1,642,544	16,425	10,345,495	—	—	—	—	10,361,920
Exercise of stock options	—	—	—	—	159	2	717	—	—	—	—	719
Employee share purchases	—	—	—	—	14,954	149	48,454	—	—	—	—	48,603
Shares issued to consultants for services	—	—	—	—	27,676	277	149,723	—	—	—	—	150,000
Shares issued to CEO in lieu of cash compensation	—	—	—	—	25,484	255	131,745	—	—	—	—	132,000
Reclassification of liability classified option grants	—	—	—	—	—	—	(67,224)	—	—	—	—	(67,224)
Vesting of nonvested shares	—	—	—	—	264,317	2,643	(2,643)	—	—	—	—	—
Dividends on series A convertible preferred stock ($25 per share)	—	—	—	—	—	—	(790,500)	—	—	—	—	(790,500)

Balance at December 31, 2010	31,620	$316	3,105	$31	18,647,626	$186,476	$569,849,178	43,490	$(324,792)	$(584,418,421)	$—	$(14,707,212)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS—(Continued)

For the Years Ended December 31, 2011, 2010, and 2009

	Series A Convertible Preferred Stock		Series B2 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Noncontrolling Interest	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares	Amount
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(23,276,175)	—	(23,276,175)
2006 Note Amendment—conversion option valuation	—	—	—	—	—	—	755,000	—	—	—	5,580,124	6,335,124
Shares sold at the market	—	—	—	—	2,552,492	25,525	7,477,850	—	—	—	—	7,503,375
Shares issued in private placements	—	—	—	—	88,333	883	476,117	—	—	—	—	477,000
Share-based compensation	—	—	—	—	—	—	3,335,066	—	—	—	—	3,335,066
Reclassification of liability classified option grants	—	—	—	—	—	—	(78,079)	—	—	—	—	(78,079)
Vesting of nonvested shares	—	—	—	—	165,586	1,656	(1,656)	—	—	—	—	—
Shares issued to CEO in lieu of cash compensation	—	—	—	—	36,577	366	155,834	—	—	—	—	156,200
Shares issued to consultants for services	—	—	—	—	16,192	162	94,538	—	—	—	—	94,700
Exercise of stock options	—	—	—	—	319	3	1,435	—	—	—	—	1,438
Employee share purchases	—	—	—	—	20,524	205	80,893	—	—	—	—	81,098
Shares issued to director for services	—	—	—	—	7,388	74	36,926	—	—	—	—	37,000
Dividends on series A convertible preferred stock ($25 per share)	—	—	—	—	—	—	(790,500)	—	—	—	—	(790,500)
Balance at December 31, 2011	31,620	$316	3,105	$31	21,535,037	$215,350	$581,392,602	43,490	$(324,792)	$(607,694,596)	$5,580,124	$(20,830,965)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(23,276,175)	$(21,906,303)	$(30,317,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,252,412	3,437,767	4,108,538
Share-based compensation	2,646,767	3,151,537	3,130,804
Noncash interest expense	4,167,849	4,053,272	4,014,840
Loss on monetization of receivable	—	—	317,512
Gain on extinguishment of debt	—	(2,761,426)	(2,653,387)
Asset impairment	—	629,382	—
Change in fair value of derivative liability	—	(1,910,156)	(47,707)
Loss on disposal of assets	37,447	161,188	51,584
Changes in operating assets and liabilities:
Accounts receivable	35,000	(35,000)	—
Inventories	6,360	297,603	(97,659)
Prepaid expenses	168,474	47,216	(141,498)
Accounts payable	105,667	(198,116)	296,094
Deferred revenue	(1,531,495)	674,101	(440,404)
Accrued liabilities and other current liabilities	(269,713)	(246,879)	(2,120,876)
Other operating assets and liabilities	(591,504)	(152,221)	(293,559)

Net cash used in operating activities	(16,248,911)	(14,758,035)	(24,193,011)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,000,000	40,000,000	30,000,000
Purchases of available-for-sale securities	(4,998,799)	(29,989,763)	(29,986,794)
Proceeds from sale of equipment	23,884	50,299	53,550
Purchases of plant and equipment	(54,547)	(130,437)	(243,868)
Collection of receivable from sale of patent applications	—	—	2,337,475

Net cash (used in) provided by investing activities	(29,462)	9,930,099	2,160,363

Cash flows from financing activities:
Net proceeds from sales of equity	7,980,375	11,525,236	18,572,655
Proceeds from exercise of stock options	1,438	719	141,312
Proceeds from employee stock purchases	81,098	48,603	16,933
Treasury stock received to satisfy minimum tax withholding requirements	—	—	(54,943)
Payments of series A convertible preferred stock dividends	(790,500)	(790,500)	(790,500)
Payments of long-term debt	(28,063)	(6,240,963)	(255,000)

Net cash provided by financing activities	7,244,348	4,543,095	17,630,457

Net decrease in cash and cash equivalents	(9,034,025)	(284,841)	(4,402,191)
Cash and cash equivalents, beginning of year	19,781,976	20,066,817	24,469,008

Cash and cash equivalents, end of year	$10,747,951	$19,781,976	$20,066,817

Supplemental cash flow information:
Cash paid for interest	$12,458	$1,122,473	$1,573,906

Non-cash investing and financing activities:
Issuance of senior secured convertible notes as payment in-kind for interest	$2,829,105	$2,615,667	$2,418,332
Convertible Note adjustment to equity for conversion option	5,580,124	—	—
Reclassification of derivative liability into equity	755,000	—	—
Long-term debt—equipment financing	171,640	—	—
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	—	10,361,920	14,134,189

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including human immunodeficiency virus, cancer, Alzheimer’s disease, malaria, shingles, and tuberculosis. From our HSP Platform we are developing our Prophage Series vaccines. We have tested product candidates from our Prophage Series in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence as Oncophage® vaccine (vitespen). Product candidates from our Prophage G-Series are currently in Phase 2 clinical trials in glioma, a type of brain cancer. Within our HSP Platform we are also developing recombinant HSP based technologies (the Recombinant Series). HerpV, a therapeutic vaccine candidate from the Recombinant Series has been tested in a Phase 1 clinical trial for the treatment of genital herpes. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of December 31, 2011, we had an accumulated deficit of $607.7 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash balance of $10.7 million as of December 31, 2011, plus the $18 million net proceeds from equity offerings and license agreements since year-end, along with the estimated additional proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2013 based on our estimated annual use of cash of $13-16 million during 2012. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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

As of December 31, 2011, we had debt outstanding of $37.9 million in principal, including $37.5 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”) and $100,000 in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”). The 2005 Notes are currently subject to redemption by us and at the option of the holders on February 1, 2015. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our product, Oncophage and/or our other Prophage Series vaccines, (2) vaccines containing QS-21 under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Effective October 3, 2011, our certificate of incorporation was amended to effect a reverse stock split of our common stock on the basis of one post-split share for every six pre-split shares to, in part, regain compliance with Nasdaq Marketplace Rule 550(a)(2) (“the Bid Price Requirement”). All references in these consolidated financial statements and notes thereto to shares, share price, and earnings per share, have been retroactively restated to reflect the reverse stock split.

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

(g) Inventories

Inventories are stated at the lower of cost or market. Cost has been determined using standard costs that approximate the first-in, first-out method. Inventory as of December 31, 2011 and 2010 consisted solely of finished goods.

(h) Plant and Equipment

Plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $2.2 million, $2.6 million, and $2.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

(i) Fair Value of Financial Instruments

The estimated fair values of all of our financial instruments, excluding debt, approximate their carrying amounts in the consolidated balance sheets. As of December 31, 2011, the fair value of our 2005 Notes was estimated based on the most recent market transactions. The fair value of our 2006 Notes exclusive of the conversion option is based on a present value methodology. The outstanding principal amount of debt, including the current portion, is $37.9 million and $34.9 million at December 31, 2011 and 2010, respectively.

(j) Revenue Recognition

Revenue for services under research and development contracts are recognized as the services are performed, or as clinical trial materials are provided. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned. License fees and royalties are recognized as they are earned. Revenue recognized from collaborative agreements is based upon the provisions of ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, as amended by Accounting Standards Update 2009-13. Product revenue is recognized as product is shipped. For the years ended December 31, 2011, 2010, and 2009, 48%, 39%, and 51%, respectively, of our revenue was earned from one research partner. In addition, 43%, 31%, and 32% of our revenue for the years ended December 31, 2011, 2010, and 2009 was earned from one of our licensees. These revenues will not continue past 2011 due to the amended license agreement of non-core technologies (See Note 19).

(k) Foreign Currency Transactions

Gains and losses from our euro based currency accounts and foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. We do not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. We recorded foreign currency losses of $9,000, $45,000, and $32,000, for the years ended December 31, 2011, 2010, and 2009, respectively. Such losses are included as a component of operating expenses.

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

(m) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. Share-based compensation expense is recognized based on the estimated grant date fair value, and is recognized net of an estimated forfeiture rate such that we recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. See Note 9 for a further discussion on share-based compensation.

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

(o) Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2011, 2010, and 2009, as they would be anti-dilutive:

	At December 31,
	2011	2010	2009
Warrants	3,309,378	3,309,378	6,994,453
Stock options	1,814,161	1,212,095	1,024,770
Nonvested shares	135,791	85,564	33,338
Convertible preferred stock	333,333	333,333	333,333
Convertible notes	—	1,926,134	2,090,261

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

(q) Accounting for Asset Retirement Obligations

We record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or contract. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation. Changes in the liability due to accretion are charged to the consolidated statement of operations, whereas changes due to the timing or amount of cash flows are an adjustment to the carrying amount of the related asset. Our asset retirement obligations primarily relate to the expiration of our facility lease and anticipated costs to be incurred based on our lease terms.

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

(s) Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 was amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of this guidance on January 1, 2011, we had a negative carrying value but determined there were no qualitative factors that indicated it was more likely than not that a goodwill impairment exists and accordingly, Step 2 of the goodwill impairment test was not required to be performed. The adoption of this amended guidance did not have any impact on our consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. Adoption of this standard will impact only the presentation of our financial information. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in ASU 2011-11 require companies to disclose information about offsetting and related arrangements to enable users of their financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

(3) Investments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2011 and 2010 consisted solely of institutional money market funds with cost approximating the estimated fair value.

Proceeds from maturities of available-for-sale securities amounted to $5.0 million, $ 40.0 million, and $30.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively. No available-for-sale securities were sold before their maturity in 2011, 2010 or 2009. Gross realized gains and gross realized losses included in net loss as a result of those maturities were immaterial for each of the years in the three-year period ended December 31, 2011. As a result of the short-term nature of our investments, there were no unrealized holding gains or losses as of December 31, 2011, 2010, and 2009.

(4) Plant and Equipment

Plant and equipment as of December 31, 2011 and 2010 consists of the following (in thousands).

	2011	2010	Estimated Depreciable Lives
Furniture, fixtures, and other	$1,643	$1,649	3 to 10 years
Laboratory and manufacturing equipment	4,547	5,546	4 to 10 years
Leasehold improvements	18,254	18,218	2 to 12 years
Software and computer equipment	5,774	5,774	3 years

	30,218	31,187
Less accumulated depreciation and amortization	(26,081)	(24,993)

	$4,137	$6,194

During the years ended December 31, 2011 and 2010, plant and equipment with a net book value of approximately $37,000 and $155,000, respectively, was retired from service and disposed.

(5) Other Intangible Assets

The following table presents certain information on our intangible assets as of December 31, 2011 and 2010 (in thousands).

	Weighted Average Amortization Period	As of December 31, 2010
		Gross Carrying Amount	Impairment Charge	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core and developed technology	10 years	$11,073	$630	$10,443	$—

Our intangible assets were being amortized over their estimated useful lives of 10 years, with no estimated residual values. Amortization expense related to core and developed technology was $690,000, and $1.1 million, in 2010 and 2009 respectively. As further development of Aroplatin, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, was discontinued, we determined that an impairment had occurred and accordingly recorded a loss of approximately $630,000 during the year ended December 31, 2010, representing the net carrying value of the intangible asset related to liposomal technology at the time development was discontinued. This impairment charge is included in research and development expenses.

(6) Income Taxes

We are subject to taxation in the U.S. and various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2008 through 2011. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2007 and prior. However, net operating losses from the tax year 2007 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2011, we have available net operating loss carryforwards of $497.3 million and $130.1 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, and expire between 2012 and 2031. Our ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $8.2 million and $6.6 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2012 and 2031 and 2015 and 2026, respectively. The potential impacts of such provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below (in thousands).

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$175,965	$170,171
Research and development tax credits	12,546	12,122
Other	13,510	13,042

Total deferred tax assets	202,021	195,335
Less: valuation allowance	(200,072)	(195,052)

Net deferred tax assets	1,949	283
Deferred tax liabilities	(1,949)	(283)

Net deferred tax	$—	$—

In assessing the realizablility of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $5.0 million and $2.8 million during the years ended December 31, 2011 and 2010, respectively. The net operating loss includes amounts pertaining to tax deductions relating to stock exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital.

Income tax benefit was nil for each of the years ended December 31, 2011, 2011, and 2009, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands).

	2011	2010	2009
Computed “expected” Federal tax benefit	$(7,912)	$(7,451)	$(10,308)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	5,033	2,760	(3,415)
Increase due to uncertain tax positions	59	67	241
State and local income benefit, net of Federal income tax benefit	(1,182)	(534)	(1,498)
Net operating loss expirations	1,979	4,363	14,759
Increase due to debt discount adjustment	2,192	—	—
Other, net	(169)	795	221

	$—	$—	$—

As of December 31, 2011 and 2010, our gross unrecognized tax benefits totaled $5.4 million. These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance, December 31, 2010	$5,429
Increase related to current year positions	64
Decrease related to previously recognized positions	(5)

Balance, December 31, 2011	$5,488

(7) Accrued and Other Current Liabilities

Accrued liabilities consist of the following as of December 31, 2011 and 2010 (in thousands)

	2011	2010
Professional fees	$892	$888
Payroll	184	1,086
Other	654	711

	$1,730	$2,685

Other current liabilities consist of the following as of December 31, 2011 and 2010 (in thousands)

	2011	2010
Deferred rent expense	$405	$44
Value of liability classified option grants	70	282
Other	—	20

	$475	$346

(8) Equity

Our authorized capital stock consists of 250,000,000 shares of $0.01 par value per share of common stock and 25,000,000 shares of preferred stock, $0.01 par value per share. Our Board of Directors is authorized to issue the preferred stock and to set the voting, conversion, and other rights.

In a private placement in September 2003, we sold 31,620 shares of our series A convertible preferred stock, par value $0.01 per share, for net proceeds of $31.6 million. Under the terms and conditions of the Certificate of Designation creating the series A convertible preferred stock, this stock is convertible by the holder at any time into our common stock, is non-voting, carries a 2.5% annual dividend yield, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million) on or after September 24, 2013. The Certificate of Designation does not contemplate a sinking fund. The series A convertible preferred stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the series A convertible preferred stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the series A convertible preferred stock affect our ability to declare or pay dividends on our common stock as long as the series A convertible preferred stock’s dividends are accruing. The liquidation value of this series A convertible preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Accrued and unpaid dividends of the series A convertible preferred stock aggregated $197,625 or $6.25 per share, at December 31, 2011.

In September 2007, we issued 270,562 shares of our common stock at a price of $18.48 per share to a single institutional investor. In conjunction with this transaction, we also issued to the investor 10,000 shares of our new series B1 convertible preferred stock and 5,250 shares of our new series B2 convertible preferred stock. Shares of the series B1 convertible preferred stock permitted the investor, within one year of the anniversary of closing, to purchase up to an additional $10.0 million of common shares at a purchase price equal to the lesser of $18.48 per share or a price calculated based on the then-prevailing price of our common stock minus $1.80 per share. Gross proceeds of $5.0 million were received as a result of this transaction. Net proceeds, after deducting the placement agent fees and offering expenses paid by us, were $4.7 million. The class B convertible preferred stock has been recorded as an equity classified instrument in accordance with the applicable authoritative guidance. In April 2008, we issued 264,199 shares of our common stock upon conversion of 10,000 shares of our series B1 convertible preferred stock via a cashless conversion. These shares were issued pursuant to an effective shelf registration statement. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested pursuant to the agreement with the investor, including conversions of the series B1 convertible preferred stock, at a purchase price equal to the lesser of $24.96 per common share or a price calculated based on the then-prevailing price of our common stock, and such right expires seven years from the date of issuance. In April 2009, we issued 988,202 shares of our common stock upon conversion of 2,145 shares of our series B2 convertible preferred stock via cashless conversions. Upon completion of the conversions, 3,105 shares of our series B2 convertible preferred stock are still outstanding although no further shares can be converted into shares of common stock as the maximum number of shares (as defined in the agreement) have been issued. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock. No dividends are paid on the class B convertible preferred stock and there are no liquidation preferences.

In January 2008, we entered into a private placement agreement (the “January 2008 private placement”) pursuant to which we sold 1,451,450 shares of common stock. Investors also received (i) 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $18.00 per unit, contingent upon a triggering event as defined in the January 2008 private placement documents, (a) up to 1,451,450 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 additional shares of common stock. In accordance with the terms of the January 2008 private placement, the 10-year warrants became exercisable for a period of 9.5 years as of July 9, 2008. Our private placement in April 2008 qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008. The unit warrants expired unexercised in January 2010.

In February 2008, we filed a registration statement covering the resale of the 1,451,450 shares of common stock issued and the 1,451,450 shares issuable upon the exercise of the 10-year warrants issued in the January 2008 private placement. The Securities and Exchange Commission (the “SEC”) declared the resale registration statement effective on February 14, 2008.

In April 2008, we entered into a private placement agreement (the “April 2008 private placement”) under which we sold (i) 1,166,666 shares of common stock and (ii) five-year warrants to acquire up to 1,166,666 shares of common stock at an exercise price of $22.50 per share, for $18.00 for each share and warrant sold. The warrants became exercisable for a period of 4.5 years as of October 10, 2008. In April 2008, we filed a registration statement covering the resale of the 1,166,666 shares of common stock issued and the 1,166,666 shares issuable upon the exercise of the related warrants issued in the April 2008 private placement. The SEC declared the resale registration statement effective on May 7, 2008.

In July 2009, we entered into a private placement agreement under which we issued and sold (i) 833,333 shares of our common stock, (ii) six-month warrants to purchase up to 416,666 additional shares of common stock at an exercise price of $12.00 per share, and (iii) four-year warrants to purchase up to 362,316 additional shares of common stock at an exercise price of $13.80 per share, for $12.00 for each share sold generating gross proceeds of $10.0 million. The six-month warrants expired unexercised in January 2010. Subsequently, we filed, and the SEC declared effective, a registration statement covering the resale of the 833,333 shares of common stock issued and the 778,982 shares issuable upon the exercise of the related warrants issued in this private placement.

In August 2009, we entered into a private placement agreement under which we issued and sold (i) 730,994 shares of our common stock, (ii) six-month warrants to purchase up to 365,495 additional shares of common stock at an exercise price of $13.86 per share, and (iii) four-year warrants to purchase up to 328,946 additional shares of common stock at an exercise price of $15.00 per share, for $13.68 for each share sold generating gross proceeds of $10.0 million. The warrants were not exercisable for the first six months following the closing, which occurred on August 4, 2009. The six-month warrants expired unexercised in July 2010. Subsequently, we filed, and the SEC declared effective, a registration statement covering the resale of the 730,994 shares of our common stock issued and the 694,441 shares issuable upon the exercise of the related warrants issued in this private placement. In connection with the two private placements during 2009, we raised net proceeds of $18.6 million, after deducting offering costs of $1.4 million.

As part of all private placement agreements, we agreed to register the shares of common stock and the shares of common stock underlying the warrants (with the exception of the unit warrants from the January 2008 private placement) issued to the investors with the SEC within contractually specified time periods. As noted above, we filed registration statements covering all required shares.

During the years ended December 31, 2011 and 2010, we issued approximately 265,000 and 1.1 million shares of our common stock, respectively, under an At the Market Sales Agreement through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. and raised net proceeds of approximately $1.2 million and $8.6 million respectively, after deducting offering costs of approximately $363,000. These offerings were made under effective shelf registration statements and proceeds from the offering were used for general corporate purposes.

In December 2010, we entered into subscription agreements under which we issued and sold 533,241 shares of our common stock for the aggregate purchase price of $2,879,506. Additionally, within 90 calendar days of the date of the subscription agreements, the investors had the right and option to purchase up to an additional 106,648 shares of our common stock for the aggregate purchase price of up to $575,901. In March 2011, we issued and sold 88,333 shares based on the exercise of a purchase option and received net proceeds of $477,000. The offering and sale of these common shares were made under an effective shelf registration statement.

During August 2011, we issued and sold approximately 2.3 million shares of our common stock in an underwritten offering. Net proceeds after deducting offering expenses were approximately $6.3 million. These shares were issued pursuant to a shelf registration statement on Form S-3 filed with the SEC on January 22, 2010.

During the year ended December 31, 2009, certain employees, in lieu of paying withholding taxes on the vesting of nonvested stock awarded under our 1999 Equity Incentive Plan, as amended (the “1999 EIP”), authorized the withholding of an aggregate of 117,913 shares, of common stock to satisfy the minimum tax withholding requirements related to such vesting. We recorded these shares as treasury stock using the cost method at the market price of the common stock on the vesting dates.

(9) Share-based Compensation Plans

Our 1999 EIP authorized awards of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), non-qualified stock options, nonvested (restricted) stock, and unrestricted stock for up to 2,000,000 shares of common stock (subject to adjustment for stock splits and similar capital changes and exclusive of options exchanged at the consummation of mergers) to employees and, in the case of non-qualified stock options, nonvested (restricted) stock, and unrestricted stock, to consultants and directors as defined in the 1999 EIP. The plan terminated on November 15, 2009. On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, our 2009 Equity Incentive Plan (the “2009 EIP”). The 2009 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer collectively as Awards, for up to 2,166,666 shares of our common stock (subject to adjustment in the event of stock splits and other similar events). The Board of Directors appointed the Compensation Committee to administer the 1999 EIP and the 2009 EIP.

Under the 1999 Employee Stock Purchase Plan, as amended (the “1999 ESPP”), eligible employees purchased shares of common stock at a discount from fair value. There were 75,000 shares of common stock reserved for issuance under the 1999 ESPP. The 1999 ESPP, which terminated on November 15, 2009, was intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program also designed to comply with Section 423 of the Code. There are 83,333 shares of common stock reserved for issuance under the 2009 ESPP subject to adjustment as defined in the plan. Rights to purchase common stock under the 2009 ESPP are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments, the delivery of our common stock, or a combination thereof. Unless otherwise permitted by the Board of Directors, no participant may acquire more than 3,333 shares of stock in any offering period. No participant is allowed to purchase shares under the 2009 ESPP if such employee would own or would be deemed to own stock possessing 5% or more of the total combined voting power or value of the Company. No offerings will be made under the 2009 ESPP after June 10, 2019.

Our Director’s Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. There are 125,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2011, 15,491 shares have been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 95,211 units, each representing a share of our common stock at a weighted average common stock price of $8.23, have been credited to participants’ stock accounts as of December 31, 2011. The compensation charges for this plan were immaterial for all periods presented.

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

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2011	2010	2009
Expected volatility	103%	104%	94%
Expected term in years	6	6	6
Risk-free interest rate	1.6%	2.1%	2.7%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,212,095	$13.43
Granted	748,161	4.63
Exercised	(319)	4.50
Forfeited	(53,233)	9.03
Expired	(92,543)	43.54

Outstanding at December 31, 2011	1,814,161	$8.38	7.6	$41

Vested or expected to vest at December 31, 2011	1,761,439	$8.49	7.6	$40

Exercisable at December 31, 2011	1,160,421	$10.31	6.8	$20

The weighted average grant-date fair values of options granted during the years ended December 31, 2011, 2010, and 2009, was $3.61, $3.66, and $7.26, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2011 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, determined on the dates of exercise, was $0, $0 and $54,000, respectively.

During 2011, 2010, and 2009, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of December 31, 2011, $1.9 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.2 years.

As of December 31, 2011, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $11,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for 2011 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	85,564	$5.28
Granted	224,618	6.19
Vested	(165,024)	6.03
Forfeited	(9,367)	5.64

Outstanding at December 31, 2011	135,791	5.85

As of December 31, 2011, there was $362,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 1.5 years. The total intrinsic value of shares vested during the years ended December 31, 2011, 2010, and 2009, was $330,000, $1.6 million, and $1.5 million, respectively.

Cash received from option exercises and purchases under our 2009 ESPP for the years ended December 31, 2011, 2010, and 2009, was $83,000, $49,000, and $158,000, respectively. We issue new shares upon option exercises, purchases under our 2009 ESPP, vesting of nonvested stock, and under the Director’s Deferred Compensation Plan. During the years ended December 31, 2011, 2010, and 2009, 20,524 shares, 14,954 shares, and 6,883 shares, were issued under the 2009 ESPP, respectively. During the years ended December 31, 2011 and 2010, 165,586 shares and 264,317 shares, respectively were issued as a result of the vesting of nonvested stock. During the year ended December 31, 2009, 370,196 shares, net of 19,652 shares withheld to cover personal income tax withholding, were issued as a result of the vesting of nonvested stock. The shares withheld were recorded as treasury stock using the cost method, at weighted average prices of $ 2.82 per share during the year ended December 31, 2009 based on the closing sale price of our common stock on the vesting dates, for a total of approximately $55,000.

For the year ended December 31, 2009, 2,562 shares were issued under our Directors’ Deferred Compensation Plan. No shares were issued during the years ended December 31, 2011 and 2010.

The impact on our results of operations from share-based compensation for the years ended December 31, 2011, 2010, and 2009, was as follows (in thousands).

	2011	2010	2009
Research and development	$765	$1,058	$864
General and administrative	1,882	2,094	2,267

Total share-based compensation expense	$2,647	$3,152	$3,131

(10) License, Research, and Other Agreements

In November 1994, we entered into a Patent License Agreement with the Mount Sinai School of Medicine, or Mount Sinai (the “Mount Sinai Agreement”). Through the Mount Sinai Agreement, we obtained an exclusive worldwide license to patent rights relating to the heat shock protein technology that resulted from the research and development performed by Dr. Pramod Srivastava, our founding scientist and a former member of our Board of Directors. We agreed to pay Mount Sinai a royalty on the net sales of products covered by the licensed patent rights and also provided Mount Sinai with a 0.45% equity interest in the Company (approximately 10,000 shares valued at $90,000 at the time of issuance). The term of the Mount Sinai Agreement ends when the last of the licensed patents expires (2018) or becomes no longer valid. If we fail to pay royalties that are due under the agreement, Mount Sinai may issue written notice to us. If we continue to fail to pay royalties after 60 days from receipt of the written notice, Mount Sinai can terminate the agreement. The Mount Sinai Agreement requires us to use due diligence to make the products covered by the licensed patent rights commercially available, including a requirement for us to use best efforts to reach a number of developmental milestones which have been achieved. If we fail to comply with the due diligence provisions of the agreement, Mount Sinai could take actions to convert our exclusive license to a non-exclusive license after six months written notice. The Mount Sinai Agreement does not contain any milestone payment provisions.

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

We entered into a license agreement with UConn in May 2001 (the “License Agreement”) that provides us with the exclusive, worldwide rights to technologies discovered and developed under the research agreement. The term of the License Agreement ends when the last of the licensed patents expires (2019) or becomes no longer valid. UConn may terminate the License Agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the License Agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the License Agreement upon 90 days written notice. The License Agreement contains aggregate milestone payments of $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the License Agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the License Agreement may be credited against the annual license maintenance fee obligations. As of December 31, 2011, we have paid $340,000 to UConn under the License Agreement. The License Agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights, but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the License Agreement.

In March 2003, we entered into an amendment agreement that amended certain provisions of the License Agreement. The amendment agreement granted us a license to additional patent rights. In consideration for execution of the amendment agreement, we agreed to pay UConn an upfront payment and to make future payments for licensed patents or patent applications. Through December 31, 2011, we have paid approximately $100,000 to UConn under the License Agreement, as amended.

In December 2011, we signed a license, development and manufacturing technology transfer agreement (“NewVac Agreement”) for Oncophage with NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”), a company focused on the development of innovative technology for cancer immunotherapy. Under the NewVac Agreement, we granted NewVac an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. The NewVac Agreement may be terminated by either party upon a material breach if the breach is not cured within the time specified in the agreement. The NewVac Agreement may also be terminated by us if certain milestones are not achieved and by NewVac without cause. Unless the NewVac Agreement is earlier terminated, or extended, we are entitled to receive modest milestone payments in addition to payments for supply of Oncophage and/or royalties in the low double-digits on net sales of Oncophage through December 2014. Upon termination of the NewVac Agreement, all activity under the agreement immediately ceases.

We have entered into various agreements with institutions and contract research organizations to conduct clinical studies. Under these agreements, subject to the enrollment of patients and performance by the institution of certain services, we have estimated our payments to be $47.6 million over the term of the studies. For the years ended December 31, 2011, 2010, and 2009, $623,000, $361,000, and $170,000, respectively, have been expensed in the accompanying consolidated statements of operations related to these clinical studies. Through December 31, 2011, $46.8 million of this estimate has been paid. The timing of our expense recognition and future payments related to these agreements is dependent on the enrollment of patients and documentation received from the institutions.

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

As consideration for our entering into the Amended GSK Supply Agreement, we received a $2.0 million upfront non-refundable payment from GSK in lieu of a milestone payment that would have otherwise been payable under the original agreement. In addition, GSK is obligated to make payments to us totaling $5.25 million through December 2012, of which $3.5 million has been received, for manufacturing profits that were anticipated to have otherwise been earned under the original agreement. Except as expressly provided in the Amended GSK Supply Agreement, all other financial obligations of GSK under the original agreement, including royalty payments, remain unchanged. As of December 31, 2011, we have received $10.5 million of a potential $15.3 million in upfront and milestone payments related to our agreements with GSK. We are also entitled to receive low single-digit royalties on the net sales for a period of at least 10 years after the first commercial sale of a resulting GSK product.

During the years ended December 31, 2011, 2010, and 2009, we recognized revenue of $1.3 million each year related to payments received under our license and supply agreements with GSK. Deferred revenue of $2.2 million related to our agreements with GSK is included in deferred revenue on our consolidated balance sheet as of December 31, 2011.

Effective September 14, 2009, we entered into an Amended and Restated License Agreement (“Amended License Agreement”) with Elan Corporation, plc and/or its affiliates (“Elan”) and Elan Pharmaceuticals, Inc. for providing Elan a commercial license for the use of QS-21 in the research and commercialization of an Alzheimer’s disease vaccine containing QS-21 (“Licensed Product”). On September 17, 2009, the Amended License Agreement was assigned to JANSSEN Alzheimer’s Immunotherapy (“JANSSEN AI”), a subsidiary of Johnson & Johnson. Under the terms of the Amended License Agreement assigned to JANSSEN AI, they have the right to develop, make, have made, use, sell, offer for sale, import, and have sold the Licensed Product. In addition, pursuant to the terms of the Amended License Agreement, JANSSEN AI has the right to manufacture all of its requirements of QS-21 for use in the Licensed Product and we have no further supply obligations. As of December 31, 2011, we have received $1.5 million in upfront and milestone payments under this agreement and are entitled to receive up to $10 million in additional future payments contingent upon successful milestone achievements. In addition, we are entitled to receive mid single-digit royalties on a country-by-country basis on net sales of the Licensed Product for a period of at least 10 years after first commercial sale in that country. Deferred revenue of $1.1 million related to this Amended License Agreement is included in deferred revenue on our consolidated balance sheet as of December 31, 2011.

(11) Certain Related Party Transactions

In March 1995, we entered into a consulting agreement with Dr. Pramod Srivastava, our scientific founder and a former member of our Board of Directors, and upon its expiration in March 2006, we entered into a new consulting agreement, effective March 28, 2006, with Dr. Srivastava. The agreement expired March 31, 2011. In exchange for the timely performance of services, as defined in the agreement, Dr. Srivastava was entitled to receive compensation to be established by the Compensation Committee of the Agenus Board of Directors. For the twelve-month period ended March 31, 2011, Dr. Srivastava received $50,000. Dr. Srivastava was also eligible to receive an annual bonus and stock options at the discretion of the Compensation Committee of our Board of Directors. During the year ended December 31, 2009, we paid Dr. Srivastava an additional $50,000 for his work related to our marketing authorization application submitted to the European Medicines Agency.

On January 9, 2008, we entered into the January 2008 private placement that included (i) 1,451,450 shares of common stock, (ii) warrants to acquire up to 1,451,450 shares of common stock at $18.00 per share, and (iii) unit warrants, which, if exercisable due to a triggering event as that term is defined in the applicable warrant, permit a holder to acquire up to 1,451,450 shares of common stock at $18.00 per share and additional ten-year warrants to acquire up to an additional 1,451,450 shares of common stock at $18.00 per share. In conjunction with this private placement, we sold 90,341 shares of common stock to Garo H. Armen, Ph.D., our Chairman and Chief Executive Officer (“CEO”), and 194,444 shares of common stock to Armen Partners LP. Garo H. Armen is general partner of Armen Partners LP and owns a controlling interest therein. In addition to the common stock acquired by Garo H. Armen and Armen Partners LP, each acquired an equal number of both warrants and unit warrants. The unit warrants expired unexercised on January 9, 2010.

In April 2011, we entered into an arrangement with Timothy Wright, a member of our Board of Directors, pursuant to which he assisted the company in business development and partnering efforts. As compensation for these services, we awarded him options to purchase 20,501 common shares at an exercise price of $5.70 per share vesting in six equal monthly installments. The grant date fair value of this award was $100,000.

In August 2011, we issued and sold approximately 2.3 million shares of our common stock in an underwritten offering for net proceeds of approximately $6.3 million. 358,496 of these shares of common stock were issued and sold to our CEO.

(12) Leases

We lease manufacturing, research and development, and office facilities under various long-term lease arrangements. Rent expense (before sublease income) was $1.7 million, $2.6 million, and $2.9 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

We lease an 83,000 square foot facility in Lexington, Massachusetts. During April 2011, we executed a Fifth Amendment of Lease reducing our occupied space in this facility from approximately 162,000 square feet to approximately 82,000 square feet. The future minimum rental payments under our leases of our New York City facility, which expires in 2012, and our Lexington headquarters, which expires in 2013, are as follows (in thousands).

Year ending December 31,
2012	$1,137
2013	724

Total	$1,861

In connection with the Lexington facility, we maintain a fully collateralized letter of credit of $1.0 million. No amounts have been drawn on the letter of credit as of December 31, 2011. In addition, for the office space in New York City, we were required to deposit $161,000 with the landlord as an interest-bearing security deposit pursuant to our obligations under the lease.

We sublet a portion of our facilities and received rental payments of $541,000, $1.1 million and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. We are contractually entitled to receive rental payments of $320,000 in 2012.

(13) Debt

As of December 31, 2011, we have $37.9 million in principal of debt outstanding: $37.5 million due in 2014 (2006 Notes), $100,000 due in 2025 (2005 Notes), $146,000 currently due and $140,000 related to an equipment financing due in 2014.

Convertible Notes—2006 Notes

On October 30, 2006 (the “Issuance Date”), we issued $25.0 million of the 2006 Notes to a group of accredited investors (“Investors”). These 2006 Notes bear interest at 8% (an effective rate of 8.10%) payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof and had an original maturity date of August 30, 2011. During the years ended December 31, 2011, 2010, and 2009, we issued additional 2006 Notes in the amount of $2.8 million, $2.6 million, and $2.4 million, respectively, as payment for interest due.

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

As of December 31, 2010, the 2006 Notes were convertible into our common stock at a fixed conversion price of $18.00 per share at the option of the Investors. Effective with the Amendment this conversion provision is removed from the terms of the 2006 Notes. The 2006 Notes can be converted into an interest in one of our wholly-owned subsidiaries that holds the QS-21 and HerpV technologies. If converted into an interest of this subsidiary, the ownership interest in the subsidiary is determined by multiplying the quotient of the conversion amount divided by $25.0 million, by 30%.

If the Investors elect at any time to convert the 2006 Notes into ownership of the subsidiary holding the QS-21 and HerpV technologies, we have the right, within 60 days, to redeem the 2006 Notes, including accrued interest, at a redemption price providing a 30-percent internal rate of return to the Investors. The 2006 Notes are secured by our equity ownership in this subsidiary. Upon the maturity of the 2006 Notes, we may elect to repay the outstanding balance in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common stock at maturity, the number of shares issued will be determined by dividing the cash obligation by 90 percent of the weighted average price of the common shares for the 20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization exceeding $300 million at such time.

In no event will any Investor be obligated to accept equity that would result in an Investor owning in excess of 9.99% of the Company’s outstanding common stock at any given time in connection with any redemption or repayment of the 2006 Notes. The note agreements include a change of control provision whereby the holders of the 2006 Notes could require us to redeem all or a portion of the then outstanding 2006 Notes at a price equal to

101% of the conversion amount being redeemed and a right of first refusal provision for the holders of the 2006 Notes on any sales of equity of the subsidiary holding the QS-21 and HerpV technologies, to purchase up to 50% of such sales of equity on the same terms as the third-party purchaser.

Convertible Notes—2005 Notes

On January 25, 2005, we issued $50.0 million of our 2005 Notes. Proceeds from the sale of the 2005 Notes were approximately $48.0 million net of issuance costs. Issuance costs are being amortized using the effective interest method over seven years, the expected life of the 2005 Notes based on the earliest date on which the holders can require redemption. During 2008, we repurchased $11.8 million in principal of these 2005 Notes for $2.9 million plus accrued interest of $178,000. During 2009, we repurchased $18.2 million in principal of our 2005 Notes for $255,000 and approximately 5,482,000 shares of our common stock. In connection with these 2009 repurchases we recorded a net gain of $2.7 million in non-operating income, which is comprised of inducement expense of $9.8 million and a gain on extinguishment of debt of $12.5 million. During 2010, we repurchased $19.9 million in principal of the 2005 Notes for $6.2 million and approximately 9,643,000 shares of our common stock. In connection with these 2010 repurchases we recorded a net gain of $2.8 million in non-operating income, which is comprised of inducement expense of $8.9 million and a gain on extinguishment of debt of $11.7 million. At December 31, 2011, $100,000 of the 2005 Notes remains outstanding.

The 2005 Notes, which mature in 2025, bear interest payable semi-annually on February 1 and August 1 of each year, at a rate of 5.25% per annum (an effective rate of 5.94%) and are convertible into common stock at an initial conversion price of $64.56 per share. On or after February 1, 2012, we may redeem the 2005 Notes for cash, at a redemption price equal to 100% of the principal amount of the 2005 Notes, plus any accrued and unpaid interest. On each of February 1, 2015 and February 1, 2020, holders may require us to purchase their 2005 Notes for cash equal to 100% of the principal amount of the 2005 Notes, plus any accrued and unpaid interest. At December 31, 2011, $100,000 of the 2005 Notes remain outstanding.

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

Additionally, as a result of the adoption of revised guidance for evaluating when adjustment features within contracts are considered to be equity-indexed, as of January 1, 2009, the conversion feature embedded in our 2006 Notes was treated as a derivative liability and recorded at its fair value, with period to period changes in the fair value recorded as a gain or loss in our consolidated statement of operations. Accordingly, upon adoption we recorded a reduction to additional paid-in capital of $1.4 million, an increase to debt discount of $1.3 million, a derivative liability of $2.7 million, and a charge to opening accumulated deficit of $21,000. As of December 31, 2010 and 2009, our debt discount balance was $720,000, and $2.5 million, respectively. During the year ended December 21, 2010, we recorded a gain of $1.9 million due to the change in the fair value of the derivative. For the year ended December 31, 2009, we recorded a charge to other income of $48,000 due to changes in the fair value of the derivative and noncash interest expense of $1.3 million due to the adoption of this revised guidance. As amended, the 2006 Notes no longer fall within this guidance since they are no longer convertible into our common stock, therefore, the conversion option is no longer valued as a derivative liability. Accordingly, the value of the derivative has been reduced to zero with a corresponding increase to additional paid-in capital of

$755,000. Also, as the Amendment did not modify our ability to settle the 2006 Notes in cash, the 2006 Notes are now within the guidance of ASC 470-20, Debt with Conversion and Other Options. In accordance with this guidance, the debt and equity components of the 2006 Notes are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of the 2006 Notes at February 23, 2011 (the date of the Amendment) was determined to be $28.5 million. The equity (conversion option) component of the notes has been classified as noncontrolling interest on our consolidated balance sheet and accordingly, the carrying value of the 2006 Notes was reduced by approximately $5.6 million.

Other

At December 31, 2011, approximately $146,000 of debentures we assumed in our merger with Aquila Biopharmaceuticals are outstanding. These debentures carry interest at 7% and are callable by the holders. Accordingly they are classified as part of the current portion of long-term debt.

During 2011 we entered into an equipment purchase financing arrangement for approximately $154,000 payable in monthly installments over three years. At December 31, 2011, approximately $140,000 remains outstanding with approximately $52,000 classified as part of the current portion of long-term debt on our consolidated balance sheet.

(14) Fair Value Measurements

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	December 31, 2011		December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liability	—	—	—	$755

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2011 (amounts in thousands):

Balance, December 31, 2010	$755
Decrease for reclassification as Equity (see Note 13)	(755)

Balance, December 31, 2011	$—

As of December 31, 2011 and 2010, $37.5 million and $34.7 million in principal of the 2006 Notes are outstanding respectively. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at December 31, 2011, and 2010, is $30.8 million, based on a present value methodology. The fair value of the embedded conversion option at December 31, 2011, is $988,000.

(15) Contingencies

Agenus, our Chairman and CEO, Garo H. Armen, Ph.D., and two investment banking firms that served as underwriters in our initial public offering were named as defendants in a federal civil class action lawsuit in the United States District Court for the Southern District of New York. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated for pre-trial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. The suit alleged that the brokerage arms of the investment banking firms charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The suit also alleged that shares of our stock were allocated to certain of the investment banking firms’ customers based upon agreements by such customers to purchase additional shares of our stock in the secondary market. These coordinated lawsuits were resolved pursuant to a global settlement. Any portion of the settlement attributable to Agenus has been funded by insurance, and Agenus bears no financial liability. Appeals filed by various objectors to the settlement have been dismissed. No accrual has been recorded at December 31, 2011 for this action.

We may currently be, or may become a party, to other legal proceedings as well. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(16) 401(k) Plan

We sponsor a defined contribution 401(k) savings plan for all eligible employees, as defined. Participants may contribute up to 60% of their compensation, as defined in the savings plan, with a maximum contribution of $16,500 for individuals under 50 years old and $22,000 for individuals 50 years old and older in 2011. Each participant is fully vested in his or her contributions and related earnings and losses. The Company matched 50% of the participant’s contribution, subject to a maximum of 6% of compensation through February 2009. Such matching contributions vest over four years. In 2010 we made a discretionary contribution to the savings plan of approximately $42,000. For the years ended December 31, 2010, and 2009, we expensed $42,000, and $37,000, respectively, for the Company’s contributions to the 401(k) plan.

(17) Restructuring Costs

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

(18) Quarterly Financial Data (Unaudited)

	Quarter Ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2011
Revenue	$672	$786	$654	$644
Net loss	(5,963)	(5,759)	(5,534)	(6,020)
Net loss attributable to common stockholders	(6,161)	(5,957)	(5,732)	(6,217)
Per common share, basic and diluted:
Net loss attributable to common stockholders	$(0.30)	$(0.30)	$(0.28)	$(0.29)

	Quarter Ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2010
Revenue	$936	$806	$624	$994
Net loss	(8,811)	(4,972)	(5,707)	(2,416)
Net loss attributable to common stockholders	(9,009)	(5,170)	(5,905)	(2,613)
Per common share, basic and diluted:
Net loss attributable to common stockholders	$(0.60)	$(0.30)	$(0.36)	$(0.16)

Net loss attributable to common stockholders per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the full fiscal year.

(19) Subsequent Events

Subsequent to December 31, 2011, we issued approximately 952,000 shares of our common stock in at the market offerings through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. and raised net proceeds of approximately $2.8 million after deducting offering costs of approximately $87,000. These offerings were made under effective shelf registration statements and proceeds from the offerings will be used for general corporate purposes. On March 2, 2012 we issued a notice of termination of this related At the Market Sales Agreement which, in accordance with the terms of the agreement, will be effective on March 12, 2012. In addition, on March 2, 2012 we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC under which we may sell from time to time up to 5,000,000 shares of our common stock.

Also on March 2, 2012, we entered into an First Right to Negotiate and Amendment agreement with GSK whereby we agreed to grant GSK the first right to negotiate for the purchase of Agenus or certain of our assets. The first right to negotiate will expire after five years. Under the terms of the agreement, GSK will pay us a non-refundable payment of $9 million, of which $2.5 million is creditable against future manufacturing technology transfer royalty payments. The agreement also includes royalty payments for an undisclosed indication upon commercialization of a vaccine product.

We also received $6.3 million through an amended license of non-core technologies.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agenus Inc.:

We have audited Agenus Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Agenus Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Agenus Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agenus Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 6, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 6, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from “Executive Officers of the Registrant” found in Part I of this Annual Report on Form 10-K, following Item 4 of this Annual Report on Form 10-K, and from sections entitled “Proposal 1 – Election of Director,” “Our Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our 2011 fiscal year (the “2012 Proxy Statement”).

Item 11.	Executive Compensation

The response to this item is incorporated by reference into this Annual Report on Form 10-K from sections entitled “Our Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference into this Annual Report on Form 10-K from sections entitled “Equity Plans” and “Ownership of Our Common Stock” in our 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference into this Annual Report on Form 10-K from the sections entitled “Our Corporate Governance” and “Certain Relationships and Related Transactions” in our 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference into this Annual Report on Form 10-K from the section entitled “Proposal 3—Ratify the Appointment of KPMG LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2012” in our 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.

     2. Financial Statement Schedules

The financial statement schedules required under this Item and Item 8 are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the footnotes thereto.

     3. Exhibits

The exhibits are listed below under Part IV Item 15(b).

(b) Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

3.1.2	Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.1.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 30, 2011 and incorporated herein by reference.

3.2	Fifth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Agenus Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

4.2	Indenture, dated January 25, 2005, between the Registrant and HSBC Bank USA, National Association. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 25, 2005 and incorporated herein by reference.

Exhibit No.	Description

4.3	Registration Rights Agreement, dated January 25, 2005, between the Registrant and the initial purchasers. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) filed on January 25, 2005 and incorporated herein by reference.

4.4	Form of Amended and Restated Note under the Securities Purchase Agreement dated as of October 30, 2006 (as amended), by and among Agenus Inc. Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.4 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

4.5	Form of Amended and Restated PIK Note under the Securities Purchase Agreement dated as of October 30, 2006 (as amended), by and among Agenus Inc. Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

4.6	Pledge of Security Agreement dated as of October 30, 2006 by and among Agenus Inc. Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 0-29089) filed on October 31, 2006 and incorporated herein by reference.

4.7	Guaranty dated as of October 30, 2006 by and between Agenus Inc. Inc., a Massachusetts corporation and Ingalls & Snyder LLC, as Collateral Agent for the Buyers. Filed as Exhibit 4.4 to our Current Report on Form 8-K (File No. 0-29089) filed on October 31, 2006 and incorporated herein by reference.

4.8	Guaranty dated as of October 30, 2006 by and between Aronex Pharmaceuticals, Inc. and Ingalls & Snyder LLC, as Collateral Agent for the Buyers. Filed as Exhibit 4.5 to our Current Report on Form 8-K (File No. 0-29089) filed on October 31, 2006 and incorporated herein by reference.

4.9	Securities Purchase Agreement dated as of October 30, 2006 by and among Agenus Inc. Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.6 to our Current Report on Form 8-K (File No. 0-29089) filed on October 31, 2006 and incorporated herein by reference.

4.10	Form of Warrant under the Securities Purchase Agreement dated January 9, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 11, 2008 and incorporated herein by reference.

4.11	Purchase Agreement dated August 31, 2007 by and between Agenus Inc. and Fletcher International. Filed as Exhibit 99.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

4.12	Securities Purchase Agreement dated April 8, 2008. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on April 10, 2008 and incorporated herein by reference.

4.13	Form of Warrant to purchase common stock dated April 9, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on April 10, 2008 and incorporated herein by reference.

4.14	Securities Purchase Agreement by and between Agenus Inc. and the investors identified on Schedule I attached to the agreement, dated January 9, 2008. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 11, 2008 and incorporated herein by reference.

4.15	Form of 4 Year Warrant under the Securities Purchase Agreement dated July 30, 2009. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) filed on August 3, 2009 and incorporated herein by reference.

Exhibit No.	Description

4.16	Form of 4 Year Warrant under the Securities Purchase Agreement dated August 3, 2009. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2009 and incorporated herein by reference.

4.17	Ninth Amendment of Rights with respect to Events of Default and Issuance of Other Securities by and between Agenus Inc. and Ingalls & Snyder Value Partners L.P. dated February 23, 2011. Filed as Exhibit 4.17 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.1*	1999 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2008 and incorporated herein by reference.

10.1.2*	Form of Non-Statutory Stock Option. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 15, 2004 and incorporated herein by reference.

10.1.3*	Form of 2007 Restricted Stock Award Agreement. Filed as Exhibit 10.1.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2007 and incorporated herein by reference.

10.1.4*	Form of 2008 Restricted Stock Award Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 11, 2008 and incorporated herein by reference.

10.1.5*	Sixth Amendment to the Agenus Inc. 1999 Equity Incentive Plan. Filed as Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.2*	1999 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

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

10.4.1

Current schedule indentifying the directors and executive officers who are party to an Indemnification Agreement, the form of which was filed as Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-91747). Filed as Exhibit 10.4.1 to our Annual Report on Form 10-K

(File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.5(1)	Patent License Agreement between Agenus Inc. and Mount Sinai School of Medicine dated November 1, 1994, as amended on June 5, 1995. Filed as Exhibit 10.8 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.

10.6(1)	Sponsored Research and Technology License Agreement between Agenus Inc. and Fordham University dated March 28, 1995, as amended on March 22, 1996. Filed as Exhibit 10.9 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.

10.7	Lease of Premises at 3 Forbes Road, Lexington, Massachusetts dated as of December 6, 2002 from BHX, LLC, as Trustee of 3 Forbes Realty Trust, to Agenus Inc. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 8, 2003 and incorporated herein by reference.

Exhibit No.	Description

10.7.1

First Amendment of Lease dated as of August 15, 2003 from BHX, LLC, as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q

(File No. 0-29089) for the quarter ended March 31, 2004 and incorporated herein by reference.

10.7.2	Second Amendment of Lease dated as of March 7, 2007 from BHX, LLC as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2007 and incorporated herein by reference.

10.7.3	Third Amendment to Lease dated April 23, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2008 and incorporated herein by reference.

10.7.4	Fourth Amendment to Lease dated September 30, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.7.5	Fifth Amendment to Lease dated April 11, 2011 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2011 and incorporated herein by reference.

10.8*	Agenus Inc. Directors’ Deferred Compensation Plan, as amended. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

10.8.1*	Third Amendment to Directors’ Deferred Compensation Plan. Filed as Appendix E to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.8.2*	Fourth Amendment to Directors’ Deferred Compensation Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 14, 2010 and incorporated herein by reference.

10.9(1)	License Agreement between the University of Connecticut Health Center and Agenus Inc. dated May 25, 2001, as amended on March 18, 2003. Filed as Exhibit 10.2 to the Amendment No. 1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2003 and incorporated herein by reference.

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

10.10.2*

Second Amendment to Employment Agreement dated December 15, 2010 between Agenus Inc. and Shalini Sharp. Filed as Exhibit 10.10.2 to our Annual Report on Form 10-K

(File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.11*	Employment Agreement dated February 20, 2007 between Agenus Inc. and Kerry Wentworth. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on February 26, 2007 and incorporated herein by reference.

10.11.1*	First Amendment to Employment Agreement dated July 2, 2009 between Agenus Inc. and Kerry Wentworth. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.11.2*	Second Amendment to Employment Agreement dated December 15, 2010 between Agenus Inc. and Kerry Wentworth. Filed as Exhibit 10.11.2 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.12*	Employment Agreement dated December 1, 2005 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 7, 2005 and incorporated herein by reference.

10.12.1*	First Amendment to Employment Agreement dated July 2, 2009 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference

10.12.2*	Second Amendment to Employment Agreement dated December 15, 2010 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.12.2 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.13*	Amended and Restated Executive Change-in-Control Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on November 3, 2010 and incorporated herein by reference.

10.14*	2004 Executive Incentive Plan, as amended. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 27, 2011 and incorporated herein by reference.

10.15*	Consulting Agreement dated March 28, 2006 between Agenus Inc. and Pramod Srivastava. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 28, 2006 and incorporated herein by reference.

10.16(1)	License Agreement by and between Agenus Inc. and GlaxoSmithKline Biologicals SA dated July 6, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2006 and incorporated herein by reference.

10.17

Standard Form of Loft Lease effective October 24, 2006 between 162 Fifth Avenue Associates LLC and Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q

(File No. 0-29089) for the quarter ended September 30, 2006 and incorporated herein by reference.

10.18	Form of the Johns Hopkins University Uniform Provisions for Board Service. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 15, 2006 and incorporated herein by reference.

10.19	At Market Issuance Sales Agreement between Agenus Inc. and McNicoll, Lewis & Vlak LLC and Wm Smith & Co., dated February 26, 2010. Filed as Exhibit 1.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 1, 2010 and incorporated herein by reference.

10.20*	Employment Agreement dated September 16, 2008 between Agenus Inc. and Karen Valentine. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 19, 2008 and incorporated herein by reference.

Exhibit No.	Description

10.20.1*	First Amendment to Employment Agreement dated July 2, 2009 between Agenus Inc. and Karen Valentine. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.20.2*

Second Amendment to Employment Agreement dated December 15, 2010 between Agenus Inc. and Karen Valentine. Filed as Exhibit 10.20.2 to our Annual Report on Form 10-K

(File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.21(1)	Amended and Restated License Agreement by and between Antigenics Inc., a Massachusetts corporation and wholly owned subsidiary of Agenus Inc., Elan Pharma International Limited, and Elan Pharmaceuticals, Inc. dated September 14, 2009. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.22	Notice of Assignment of Amended and Restated License Agreement by and between Antigenics Inc., a Massachusetts corporation and wholly owned subsidiary of Agenus Inc., Elan Pharma International Limited, and Elan Pharmaceuticals, Inc. dated September 17, 2009. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.23(1)	Supply Agreement by and between Agenus Inc. and ISSI-Strategy LLC dated July 9, 2009. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.24	Securities Purchase Agreement dated as of July 30, 2009 by and among Agenus Inc. and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 3, 2009 and incorporated herein by reference.

10.25	Securities Purchase Agreement dated as of August 3, 2009 by and among Agenus Inc. and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2009 and incorporated herein by reference.

10.26(1)	Amended and Restated Manufacturing Technology Transfer and Supply Agreement by and between Agenus Inc. and GlaxoSmithKline Biologicals SA dated January 19, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2009 and incorporated herein by reference.

10.27*

Summary of oral agreement between Garo H. Armen, PhD and Agenus Inc. Agenus Inc. modifying the base salary of Dr. Armen. Filed as Exhibit 10.3 to our Quarterly Report on

Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2009 and incorporated herein by reference.

10.28	Securities Exchange Agreement by and between Agenus Inc. and Tang Capital Partners, LP dated June 3, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2009 and incorporated herein by reference.

10.29	Securities Exchange Agreement by and between Agenus Inc. and The Conus Fund L.P., The Conus Fund Offshore Master Fund Ltd., and The Conus Fund (QP) L.P. dated June 4, 2009. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2009 and incorporated herein by reference.

10.30	Securities Exchange Agreement by and between Agenus Inc. and The Wolverine Convertible Arbitrage Fund Trading Limited dated June 4, 2009. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2009 and incorporated herein by reference.

Exhibit No.	Description

10.31*	Agenus Inc. 2009 Equity Incentive Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.31.1*	Form of Restricted Stock Agreement for the Agenus Inc. Agenus Inc. 2009 Equity Incentive Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on June 15, 2009 and incorporated herein by reference.

10.31.2*

Form of Stock Option Agreement for the Agenus Inc. 2009 Equity Incentive Plan. Filed as

Exhibit 10.3 to our Current Report on Form 8-K (File No. 0-29089) filed on June 15, 2009 and incorporated herein by reference.

10.32*	Agenus Inc. 2009 Employee Stock Purchase Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.33

Landlord, Sublessor and Sublessee Agreement dated August 4, 2010 between Agenus Inc., Cubist Pharmaceuticals, Inc., and TBCI, LLC, as Trustee of 3 Forbes Road Realty Trust. Filed as

Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2010 and incorporated herein by reference.

10.34	Sublease Agreement by and between Agenus Inc. and Cubist Pharmaceuticals, Inc. dated July 30, 2010. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2010 and incorporated herein by reference.

10.35	Form of Subscription Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 14, 2010 and incorporated herein by reference.

10.36	Securities Exchange Agreement by and between Agenus Inc. and Invus Public Equities L.P. dated April 22, 2010. Filed as Exhibit 10.37 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.37	Securities Exchange Agreement by and between Agenus Inc. and Bruce Fund Inc. dated November 18, 2010. Filed as Exhibit 10.38 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.38

Securities Exchange Agreement by and between Agenus Inc. and Professional Life and Casualty dated November 18, 2010. Filed as Exhibit 10.39 to our Annual Report on Form 10-K

(File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.39	Securities Repurchase Agreement by and between Agenus Inc. and Ingalls & Snyder Value Partners L.P. dated December 7, 2010. Filed as Exhibit 10.40 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.40

Securities Exchange Agreement by and between Agenus Inc. and Ingalls & Snyder Value Partners L.P. dated December 28, 2010. Filed as Exhibit 10.41 to our Annual Report on Form 10-K

(File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.41	Underwriting Agreement by and between Agenus Inc. and William Blair & Company, LLC dated August 10, 2011. Filed as Exhibit 1.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 11, 2011 and incorporated herein by reference.

10.42	License Agreement by and between Agenus Inc. and NewVac LLC dated December 19, 2011. Filed herewith.

21	Subsidiaries of Agenus Inc. Filed as Exhibit 21 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

23	Consent of KPMG LLP, independent registered public accounting firm. Filed herewith.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(3)

*	Indicates a management contract or compensatory plan.
(1)	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Securities Exchange Act.
(2)	This certification accompanies the Annual Report on Form 10-K and is not filed as part of it.
(3)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENUS INC.

By:	/s/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D.
Chief Executive Officer and
Chairman of the Board

Dated: March 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 6, 2012.

Signature	Title

/S/ GARO H. ARMEN, PH.D. Garo H. Armen, Ph.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ SHALINI SHARP Shalini Sharp	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ CHRISTINE M. KLASKIN Christine M. Klaskin	Vice President, Finance (Principal Accounting Officer)

/S/ BRIAN CORVESE Brian Corvese	Director

/S/ TOM DECHAENE Tom Dechaene	Director

/S/ WADIH JORDAN Wadih Jordan	Director

/S/ TIMOTHY R. WRIGHT Timothy R. Wright	Director