Form 10-Q
period 2012-03-31
AGENUS INC
filed 2012-05-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Number of shares outstanding of the issuer’s Common Stock as of May 4, 2012: 22,785,050 shares.

Agenus Inc.

Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$24,585,385	$10,747,951
Accounts receivable	58,723	—
Inventories	18,573	20,072
Prepaid expenses	804,482	536,270
Other current assets	485,181	699,786

Total current assets	25,952,344	12,004,079
Plant and equipment, net of accumulated amortization and depreciation of $26,627,241 and $26,081,778 at March 31, 2012 and December 31, 2011, respectively	3,586,284	4,136,699
Goodwill	2,572,203	2,572,203
Other long-term assets	1,094,500	1,094,549

Total assets	$33,205,331	$19,807,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current portion, long-term debt	$203,033	$197,684
Current portion, deferred revenue	1,534,270	1,542,395
Accounts payable	340,451	807,928
Accrued liabilities	2,634,202	1,730,290
Other current liabilities	795,861	475,342

Total current liabilities	5,507,817	4,753,639
Convertible notes	33,026,394	32,637,757
Other long-term debt	75,377	88,247
Deferred revenue	4,196,680	2,078,651
Other long-term liabilities	1,031,041	1,080,201
Commitments and contingencies Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 25,000,000 shares authorized:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2012 and December 31, 2011; liquidation value of $31,817,625 at March 31, 2012	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at March 31, 2012 and December 31, 2011	31	31
Common stock, par value $0.01 per share; 250,000,000 shares authorized; 22,787,875 and 21,535,037 shares issued at March 31, 2012 and December 31, 2011, respectively	227,879	215,350
Additional paid-in capital	584,811,450	581,392,602
Treasury stock, at cost; 43,490 shares of common stock at March 31, 2012 and December 31, 2011	(324,792)	(324,792)
Accumulated deficit	(600,926,986)	(607,694,596)
Noncontrolling interest	5,580,124	5,580,124

Total stockholders’ deficit	(10,631,978)	(20,830,965)

Total liabilities and stockholders’ deficit	$33,205,331	$19,807,530

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarters Ended March 31,
	2012	2011
Revenue	$13,374,926	$671,881

Operating expenses:
Cost of service revenue	23,678	—
Research and development	2,676,792	2,815,376
General and administrative	2,873,876	2,878,939

Operating income (loss)	7,800,580	(5,022,434)
Other income (expense):
Non-operating income	107,592	6,867
Interest expense, net	(1,140,562)	(948,197)

Net income (loss)	6,767,610	(5,963,764)
Dividends on series A convertible preferred stock	(197,625)	(197,625)

Net income (loss) attributable to common stockholders	$6,569,985	$(6,161,389)

Per common share data:
Basic net income (loss) attributable to common stockholders	$0.29	$(0.33)
Diluted net income (loss) attributable to common stockholders	0.29	(0.33)

Weighted average number of common shares outstanding:
Basic	22,335,608	18,811,490
Diluted	22,337,945	18,811,490

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarters Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$6,767,610	$(5,963,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	549,761	567,103
Share-based compensation	907,852	642,280
Non-cash interest expense	388,637	252,096
Loss on sale of property and equipment	—	6,003
Changes in operating assets and liabilities:
Accounts receivable	(58,723)	35,000
Inventories	1,499	—
Prepaid expenses	(268,212)	(160,126)
Accounts payable	(467,477)	(248,096)
Deferred revenue	2,109,904	(385,096)
Accrued liabilities and other current liabilities	1,174,610	779,950
Other operating assets and liabilities	166,148	(170,086)

Net cash provided by (used in) operating activities	11,271,609	(4,644,736)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	10,000
Purchases of available-for-sale securities	—	(4,998,799)
Purchases of plant and equipment	—	(43,458)

Net cash used in investing activities	—	(5,032,257)

Cash flows from financing activities:
Net proceeds from sales of equity	2,758,772	680,621
Proceeds from employee stock purchases	12,199	42,592
Financing of property and equipment	(7,521)	—
Payment of series A convertible preferred stock dividends	(197,625)	(197,625)

Net cash provided by financing activities	2,565,825	525,588

Net increase (decrease) in cash and cash equivalents	13,837,434	(9,151,405)
Cash and cash equivalents, beginning of period	10,747,951	19,781,976

Cash and cash equivalents, end of period	$24,585,385	$10,630,571

Non-cash investing and financing activities:

Convertible Note adjustment to equity for conversion option	—	$5,580,124

Reclassification of derivative liability into equity	—	$755,000

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note A — Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer’s disease, human immunodeficiency virus, and tuberculosis. From our HSP Platform we are developing our Prophage Series vaccines. We have tested product candidates from our Prophage Series in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence as Oncophage® vaccine (vitespen). Product candidates from our Prophage G-Series are currently in Phase 2 clinical trials in glioma, a type of brain cancer. Within our HSP Platform we are also developing recombinant HSP based technologies (the Recombinant Series). HerpV, a therapeutic vaccine candidate from the Recombinant Series has been tested in a Phase 1 clinical trial for the treatment of genital herpes. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of March 31, 2012, we had an accumulated deficit of $600.9 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our working capital resources as of March 31, 2012, and the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because the development of our Prophage Series vaccines is subject to further evaluation and uncertainty, and because HerpV is in early-stage clinical development we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity.

As of March 31, 2012, we had debt outstanding of $37.9 million in principal, including $37.5 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”) and $100,000 in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”). The 2005 Notes are currently redeemable by us and will become redeemable at the option of the holders on February 1, 2015. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our Oncophage product, and/or our Prophage Series vaccines, (2) vaccines containing QS-21 under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Effective October 3, 2011, our certificate of incorporation was amended to effect a reverse stock split of our common stock on the basis of one post-split share for every six pre-split shares to, in part, regain compliance with Nasdaq Marketplace Rule 550(a)(2) . All references in this Quarterly Report on Form 10-Q to shares and earnings per share have been retroactively restated to reflect the reverse stock split, as applicable.

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

Note B — Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted Net income (loss) per share (in thousands, except for per share data):

	Quarter Ended March 31,
	2012	2011
Amounts used for basic and diluted per share calculations:
Net income (loss) attributable to common stockholders	$6,570	$(6,161)

Weighted average number of shares outstanding — basic	22,336	18,811
Effect of dilutive share-based compensation awards	2	—
Weighted average number of shares outstanding — diluted	22,338	18,811

Net income (loss) per common share:
Basic	$0.29	$(0.33)
Diluted	$0.29	$(0.33)

Basic income and loss per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for the quarter ended March 31, 2011, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31, 2012	March 31, 2011
Warrants	3,309,378	3,309,378
Stock options	1,797,114	1,456,690
Nonvested shares	82,319	170,342
Convertible preferred stock	333,333	333,333
Convertible notes	—	—

Note C — Share-Based Compensation

We use the Black-Scholes option pricing model to value options for employees and non-employees as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a three or four-year period. The non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options are exercised or expire, by changes in the fair value of our common stock. A summary of option activity for the quarter ended March 31, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,814,161	$8.38

Granted	350	3.76

Forfeited	(2,605)	4.59

Expired	(5,442)	23.20

Exercised	(2,007)	3.63

Outstanding at March 31, 2012	1,804,457	$8.34	7.4	$2,027,046

Vested or expected to vest at March 31, 2012	1,762,283	$8.43	7.3	$1,934,131

Exercisable at March 31, 2012	1,224,138	$9.96	6.7	$956,402

The weighted average grant-date fair values of options granted during the quarter ended March 31, 2012, and 2011, were $2.72, and $4.98, respectively.

During the first quarter of 2012, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of March 31, 2012, approximately $1.8 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 1.9 years.

As of March 31, 2012, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $4,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of nonvested stock activity for the quarter ended March 31, 2102 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	135,791	$5.85

Granted	182,365	2.17

Vested	(234,594)	3.04

Forfeited	(409)	5.72

Outstanding at March 31, 2012	83,153	$5.71

As of March 31, 2012, there was approximately $430,000 of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of shares vested during the quarter ended March 31, 2012 was approximately $629,000.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the DDCP, and in lieu of 34% of the base salary of our Chief Executive Officer (“CEO”). During the quarter ended March 31, 2012, approximately 7,200 shares were issued under the 2009 ESPP, and approximately 235,000 shares were issued as a result of the vesting of nonvested stock. In addition, during the quarter ended March 31, 2012, approximately 33,000 shares were issued under the DDCP, approximately 15,000 shares were issued to our CEO in lieu of cash salary, and approximately 2,000 shares were issued upon exercise of options.

The impact on our results of operations from the granting of stock options and nonvested shares and issuing shares for services was as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Research and development	$206	$455
General and administrative	702	187

Total share-based compensation expense	$908	$642

Note D — License Agreements

As previously disclosed in our Form 10-K for the year ended December 31, 2011, during the quarter ended March 31 2012, we entered into a First Right to Negotiate and Amendment agreement with GlaxoSmithKline (“GSK”) whereby we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets and to further amend certain existing agreements to clarify certain provisions and grant GSK an additional license and rights thereunder. The first right to negotiate will expire after five years. Under the terms of the agreement, GSK paid us a nonrefundable payment of $9.0 million, of which $2.5 million is creditable against future manufacturing technology transfer royalty payments. The agreement provides GSK with an additional license to an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. Also as previously disclosed, during the first quarter of 2012, we received $6.25 million through an amended license of non-core technologies with an existing licensee. This amendment converted the license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. As we have no future service obligation under these agreements, we recognized $12.8 million in revenue related to these amendments during the quarter ended March 31, 2012 and included $2.5 million in deferred revenue in our condensed consolidated financial statements.

Note E — Equity

During the quarter ended March 31, 2012, we terminated our existing At Market Issuance Sales Agreement with MLV & Co. LLC and Wm Smith & Co., as sales agents (the “Old ATM Program”), and entered into a new At Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent, under which we may sell from time to time up to 5,000,000 shares of our common stock.

During the quarter ended March 31, 2012, and prior to its termination, we issued an aggregate of approximately 952,000 shares of our common stock in at the market offerings under the Old ATM Program and received net proceeds of approximately $2.8 million after deducting offering costs of approximately $87,000. These offerings were made under effective shelf registration statements and proceeds from the offerings will be used for general corporate purposes.

Note F — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income. Adoption of this standard did not have a material effect on our financial statements.

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

Note G — Fair Value Measurements

The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.

As of March 31, 2012 and December 31, 2011, $37.5 million in principal of the 2006 Notes were outstanding. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at March 31, 2012, and December 31, 2011, was $30.8 million, based on a present value methodology. The fair value of the embedded conversion option at March 31, 2012, was $3.2 million.

Note H — Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure or recognition.

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

QS-21 is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2014 timeframe, and we are generally entitled to royalties for at least 10 years post-launch, with some exceptions.

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

Also derived from our HSP Platform technologies, HerpV is a recombinant, synthetic, non-patient specific therapeutic vaccine candidate for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses—a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since we could potentially create therapeutic vaccines for various infectious diseases with the integration of heat shock proteins with antigenic peptides. We plan to initiate a Phase 2 trial during the second half of 2012.

In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21, and HerpV. We are also exploring in-licensing opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the quarter ended March 31, 2012 and for the years ended December 31, 2011, 2010, and 2009, were $2.7 million, $11.0 million, $12.9 million, and $16.9 million, respectively. We have incurred significant losses since our inception. As of March 31, 2012, we had an accumulated deficit of $600.9 million.

We have financed our operations primarily through the sale of equity and convertible notes. We believe that, based on our current plans and activities, our working capital resources at March 31, 2012, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2013 based on our annual rate of net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our Oncophage product, and/or our other Prophage Series vaccines, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

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

Historical Results of Operations

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011

Revenue: We generated revenue of $13.4 million and $672,000 during the quarters ended March 31, 2012 and 2011, respectively. Revenue includes license fees and royalties earned. For the quarter ended March 31, 2012, we recognized revenue of $6.5 million through an expanded license agreement with GSK, which provided GSK with an additional license to an undisclosed indication, and $6.25 million through a license of non-core technologies with an existing licensee that resulted in a buy-out of the current royalty stream related to the license. During the quarters ended March 31, 2012 and 2011, we recorded revenue of $390,000 and $385,000, respectively, from the amortization of deferred revenue. Our revenue for the quarter ended March 31, 2012 primarily resulted from one-time payments received under amended license agreements, and, therefore is not indicative of future results.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses decreased 5% to $2.7 million for the quarter ended March 31, 2012 from $2.8 million for the quarter ended March 31, 2011. The decrease includes declines related to our general cost-containment efforts and to the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses held steady at $2.9 million for the quarter ended March 31, 2012 from the same period ended March 31, 2011.

Interest Expense, net: Interest expense, net increased to $1.1 million for the quarter ended March 31, 2012 from $948,000 for the quarter ended March 31, 2011 due to the increased principal amount of our 2006 Notes. The principal of our 2006 Notes increased due to the payment of interest with additional notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the quarter ended March 31, 2012, these research and development programs consisted largely of our Prophage Series vaccines as indicated in the following table (in thousands).

	Product	Quarter Ended March 31,	Year Ended December 31,
Research and Development Program		2012	2011	2010	2009	Prior to 2009	Total
Heat Shock Proteins for Cancer	Prophage Series Vaccines	$1,889	$10,182	$10,960	$15,309	$255,582	293,922
Heat Shock Proteins for Infectious Diseases	HerpV	763	734	644	262	17,448	19,851
Vaccine adjuvant *	QS-21	25	94	1,185	1,071	10,148	12,523
Other Research and Development Programs		—	13	89	261	33,177	33,540

Total Research and Development Expenses		$2,677	$11,023	$12,878	$16,903	$316,355	$359,836

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

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

Product Development Portfolio

QS-21

QS-21 Stimulon® adjuvant, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GSK and JANSSEN AI. There are approximately 15 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2014 timeframe, and we are generally entitled to royalties for at least 10 years post-launch, with some exceptions. However, there is no guarantee that we will be able to collect royalties in the future. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. We do not incur clinical development costs for these products.

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

HerpV

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $600.9 million as of March 31, 2012. We expect to incur significant losses over the next several years as we continue clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. We have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2012, we have raised aggregate net proceeds of $517.2 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes. During the quarter ended March 31, 2012 we received $9.0 million from GSK for an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. The expanded license agreement provides GSK with an additional license to an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. We also terminated our old At the Market issuance Sales Agreement and entered into a new At the Market Issuance Sales Agreement with MLV & Co. LLC (the “Sales Agent”) under which we may sell an aggregate of up to 5,000,000 shares of our common stock from time to time through the Sales Agent. As of March 31, 2012, we had debt outstanding of $37.9 million in principal, including $37.5 million in principal of our 2006 Notes maturing August 31, 2014 and $100,000 in principal of our 2005 Notes maturing February 20, 2025. The 2005 Notes are currently redeemable by us and will become redeemable at the option of the holders on February 1, 2015 and 2020.

Our cash and cash equivalents at March 31, 2012 were $24.6 million, an increase of $13.8 million from December 31, 2011. This increase primarily resulted from one-time payments received under amended license agreements, and, therefore is not indicative of our future financial condition. However, we believe that, based on our current plans and activities, our cash balance, along with the estimated additional proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2013 based on our estimated net cash burn (defined as cash used in operating activities less one-time up-front payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2013 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for our other Prophage Series vaccines, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. We hope to earn royalties from our QS-21 product in the 2014 timeframe. Please see the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $47.7 million over the term of the studies. Through March 31, 2012, we have expensed $47.2 million as research and development expenses and $47.1 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of March 31, 2012. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash provided by operating activities for the quarter ended March 31, 2012 was $11.3 million while cash used in operating activities for the quarter ended March 31, 2011 was $4.6 million. This increase for the quarter ended March 31, 2012 primarily resulted from one-time payments received under amended license agreements, and, therefore is not indicative of future results. During the quarter ended March 31, 2012, we recognized revenue of $12.8 million related to expanded license agreements. We continue to support and develop our QS-21 partnering collaborations, with the goal of earning royalties from this product in the 2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income. Adoption of this standard did not have a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. There has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2011. However, we are exploring possible commercialization of Oncophage outside of the U.S., which could result in increased foreign currency exposure.

We had cash and cash equivalents at March 31, 2012 of $24.6 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at March 31, 2012, however, we are subject to investment risk.

We invest our cash, and cash equivalents, and short-term investments in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain liquidity to meet operating needs, and maximize yields. We review our investment policy annually and amend it as deemed necessary. Currently, our investment policy prohibits investing in any structured investment vehicles and asset-backed commercial paper. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not invest in derivative financial instruments. Accordingly, we do not believe that there is currently any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business. We may currently be a party, or may become a party, to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” section of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.

Our net losses for the years ended December 31, 2011, 2010, and 2009, were $23.3 million, $21.9 million, and $30.3 million, respectively. During the quarter ended March 31, 2012, we generated net income of $6.8 million due primarily to amendments of certain license agreements during the quarter. We expect to incur significant losses for the remainder of fiscal 2012 and over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21, our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations. From our inception through March 31, 2012, we have incurred net losses totaling $600.9 million.

On March 31, 2012, we had $24.6 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at March 31, 2012, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements into the second half of 2013 based on our estimated rate of net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the quarter ended March 31, 2012, our average monthly cash provided by operating activities was $3.8 million. This average monthly cash provided by operating activities primarily resulted from one-time payments received under amended license agreements, and, therefore our net cash provided by operations for the quarter ended March 31, 2012 is not indicative of future results. We do not anticipate significant capital expenditures during the remainder 2012.

We have financed our operations primarily through the sale of equity and convertible notes. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them we may not be able to continue some or all of our operations. We also may be forced to license or sell technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies. We may also be unable to continue our operations, or we may become insolvent.

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

As of March 31, 2012, we had debt outstanding of $37.9 million in principal, including $37.5 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”) and $100,000 in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”). The 2005 Notes are currently subject to redemption at our option or at the options of the holders on each of February 1, 2015 and February 1, 2020.

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

Other than for the current quarter ended March 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $11.3 million for the quarter ended March 31, 2012 primarily resulted from one-time payments received under amended license agreements, and, therefore our net cash provided by operations for the quarter ended March 31, 2012 is not indicative of future results. For the years ended December 31, 2011, 2010, and 2009, net cash used in operating activities was $16.2 million, $14.8 million, and $24.2 million, respectively.

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

If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. See “ - We have significant debt, and we may not be able to make interest or principal payments when due.” At March 31, 2012, the outstanding principal balance of the 2006 Notes was $37.5 million.

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

Since approval, minimal sales have occurred in Russia. In December 2011, we secured a partner for Oncophage when we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”) an exclusive license to manufacture, market, and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. There is no guarantee that NewVac’s efforts will be successful, or that we will receive any financial or other benefits from this arrangement. In addition, NewVac has the right to terminate its agreement with us at any time without cause. See “—Manufacturing problems may cause delays, unanticipated costs, or loss of revenue streams.”

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

In addition, to date we have not been able to secure government reimbursement and there is no guarantee that NewVac will be able to do so. There appears to be a limited private-pay market in Russia, and many patients will not be capable of paying for Oncophage without third party reimbursement. The reimbursement system in Russia is uncertain and has experienced serious funding and administrative problems in its national and regional reimbursement programs. See “— If we, or our licensees, fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.”

If we, or our licensees, fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.

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

We, or our licensees, may not be able to obtain health insurance coverage of our product candidates, and if coverage is obtained, it may be substantially delayed, or there may be significant restrictions on the circumstances in which the products would be reimbursed. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement will have on our sales.

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

The FDA has indicated that our Phase 3 clinical trials of Oncophage and Prophage Series vaccine M-200 cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). Furthermore, our existing data may not support registration or approval in other territories outside of Russia as this Phase 3 trial did not reach statistical significance in its primary endpoint of recurrence-free survival in the total patient population.

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

Our product candidates and the product candidates in development by our collaborative partners may fail because of competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates, directed at cancer, infectious diseases and degenerative disorders.

Genentech markets Avastin and Eisai markets Gliadel, both for treatment of recurrent glioma. In addition, TVAX Biomedical is developing an immunotherapy candidate (TVI-Brain-1) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax) and Celldex (CDX-110). Celldex is also currently developing a vaccine candidate for recurrent glioma. Other companies may begin such development as well.

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

We are aware of compounds that claim to be identical to QS-21 that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Juvaris, and Dynavax, MF59 under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, the Company has provided QS-21 to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. Companies such as Adjuvance Technologies, Inc. and CSL Limited, as well as academic institutions, are developing saponin adjuvants, including derivatives and synthetic formulations. It is possible that these, or other, compounds could be substituted for the Company’s QS-21.

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

Except in the case of GSK and JANSSEN AI, we have retained worldwide manufacturing rights for QS-21. We have the right to subcontract manufacturing for QS-21 for our other existing and future QS-21 manufacturing and supply needs, and we have a supply agreement with a contract manufacturer for the production of QS-21 through September 2012. If we are not able to renew this agreement we may not be able to supply QS-21 to meet future supply obligations on favorable terms or at all. For example, although GSK is a source of QS-21 supply for us, their obligation to supply is for a limited duration, and various factors could impact our decision to exercise this right. In addition, we or our currently contracted suppliers may not have the ability to manufacture commercial grade QS-21.

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

In return for rights to use QS-21, our licensees have generally agreed to pay us license fees, supply payments, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch, with some exceptions. As each licensee controls its own product development process, we cannot predict our licensees’ requirements for QS-21 in the future or to what extent, if any, they will develop vaccines that use QS-21 as an adjuvant. Our licensees may initiate or cease programs containing QS-21 at any time. In the event that our licensees develop vaccines using QS-21, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties, in the future.

In addition, where we had previously supplied GSK and JANSSEN AI with all their requirements of QS-21, we have amended our agreements so that they are permitted to manufacture their own QS-21. We are unable to predict what amount of QS-21, if any, will be purchased from us by other licensees or collaborators in the future. Any such inability to receive anticipated QS-21 revenues would have a material adverse effect on our business, financial condition and results of operations.

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

Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds. As of March 31, 2012, we have spent approximately 18 years and $294 million on our research and development program in heat shock proteins for cancer.

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

In December 2011, we granted NewVac an exclusive license to manufacture, market, and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. To be successful, NewVac will have to build and equip a manufacturing facility, hire, train and retain staff, and validate the facility systems and process. There is no guarantee that NewVac will be able to accomplish these tasks and if they are unable or delayed in becoming operational, the commercial and developmental efforts may be delayed or limited. We may encounter problems with other types of cancer or patients as we expand our research. If we cannot overcome these problems, the number of patients or cancer types that our heat shock protein product candidates could treat would be limited. In addition, if we commercialize our heat shock protein product candidates, we may not be able to replicate past manufacturing success rates and we may face claims from patients for whom we are unable to produce a vaccine.

If we fail to sustain and further build our intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. As of February 2012 we had exclusive rights to 74 issued United States patents and 114 issued foreign patents. As of February 2012, we also had exclusive rights to 6 pending United States patent applications and 24 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns approximately 924,000 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into approximately 333,000 shares of common stock at an initial conversion price of $94.86, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on March 31, 2012, he would have held approximately 5% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Ingalls & Snyder LLC holds $30.0 million aggregate principal amount of our 2006 Notes. Upon maturity in 2014, we may elect to repay the outstanding balance of our 2006 Notes in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common stock at maturity (August 2014), the number of shares issued will be determined by dividing the cash obligation by 90 percent of the weighted average price of the common shares for the

20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization exceeding $300 million at such time. In no event will the note holder be obligated to accept equity that would result in them owning in excess of 9.99% of the Company’s outstanding common stock at any given time in connection with any conversion, redemption, or repayment of the 2006 Notes. As reported in the Schedule 13G/A filed by Ingalls & Snyder LLC on March 20, 2012, they own approximately 1,001,000 shares of our outstanding common stock.

Collectively, Mr. Kelley and Dr. Armen, our Chief Executive Officer, control approximately 11% of our outstanding common stock as of March 31, 2012, providing the ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 12%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

Our stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “AGEN.” In the event that we fail to maintain compliance with the applicable listing requirements, our common stock could become subject to delisting from The Nasdaq Capital Market. Although we are currently in compliance with all of the listing standards for listing on Nasdaq, we cannot provide any assurance that we will continue to be in compliance in the future. We have been non-compliant with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 5550(a)(2) three times since our move to The Nasdaq Capital Market in April 2009.

We have implemented a reverse stock split, which has reduced our trading volume and may result in a decrease in our market capitalization.

On October 3, 2011, we implemented a one-for-six reverse stock split of our common stock to, in part, regain compliance with the Nasdaq Bid Price Requirement. We cannot guarantee that the increase of our common stock price resulting from the reverse split will be proportionate to the reverse split ratio, will last in the marketplace for any length of time, will remain at a price sufficient to meet the listing requirements of the Nasdaq or will be sufficient to facilitate raising capital.

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

The first right to negotiate provision contained in our agreement with one of our licensees could hinder or delay a change of control of the Company or the sale of certain of our assets.

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

Between our initial public offering on February 4, 2000 and March 31, 2012, and for the quarter ended March 31, 2012, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.10 and $6.76 per share, respectively. The average daily trading volume for the quarter ended March 31, 2012 was approximately 245,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2012, we had approximately 22,744,000 shares of common stock outstanding. All of these shares are eligible for sale on The Nasdaq Capital Market, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 4,167,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 125,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 5,000,000 shares of our common stock pursuant to our At the Market Sales Agreement. As of March 31, 2012, an aggregate of 10.3 million shares remain available for sale under these registration statements. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2012, options to purchase 1,804,457 shares of our common stock with a weighted average exercise price per share of $8.34 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2012, we have 83,153 nonvested shares outstanding.

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

Date: May 9, 2012	AGENUS INC.

/s/ SHALINI SHARP
Shalini Sharp
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

3.1.2	Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.1.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 30, 2011 and incorporated herein by reference.

3.2	Fifth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Agenus Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

10.1(1)	First Right to Negotiate and Amendment Agreement by and between Agenus Inc., Antigenics Inc., a Massachusetts corporation and wholly owned subsidiary of Agenus, and GlaxoSmithKline Biologicals SA dated March 2, 2012. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(3)

(1)	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Securities Exchange Act.
(2)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
(3)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.