Form 10-Q
period 2012-06-30
AGENUS INC
filed 2012-08-08
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock as of August 3, 2012: 24,465,684 shares.

Agenus Inc.

Quarterly Period Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$25,456,413	$10,747,951
Accounts receivable	92,293	—
Inventories	18,573	20,072
Prepaid expenses	691,536	536,270
Other current assets	218,076	699,786

Total current assets	26,476,891	12,004,079
Plant and equipment, net of accumulated amortization and depreciation of $27,170,455 and $26,081,778 at June 30, 2012 and December 31, 2011, respectively	3,108,086	4,136,699
Goodwill	2,572,203	2,572,203
Other long-term assets	1,111,500	1,094,549

Total assets	$33,268,680	$19,807,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current portion, long-term debt	$212,469	$197,684
Current portion, deferred revenue	1,238,179	1,542,395
Accounts payable	632,066	807,928
Accrued liabilities	1,758,906	1,730,290
Other current liabilities	745,891	475,342

Total current liabilities	4,587,511	4,753,639
Convertible notes	34,929,037	32,637,757
Other long-term debt	62,123	88,247
Deferred revenue	4,104,422	2,078,651
Other long-term liabilities	945,214	1,080,201
Commitments and contingencies Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 5,000,000 and 25,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2012 and December 31, 2011; liquidation value of $31,817,625 at June 30, 2012	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at June 30, 2012 and December 31, 2011	31	31
Common stock, par value $0.01 per share; 70,000,000 and 250,000,000 shares authorized at December 31, 2011 and June 30, 2012, respectively; 23,918,470 and 21,535,037 shares issued at June 30, 2012 and December 31, 2011, respectively	239,185	215,350
Additional paid-in capital	590,995,465	581,392,602
Treasury stock, at cost; 43,490 shares of common stock at June 30, 2012 and December 31, 2011	(324,792)	(324,792)
Accumulated deficit	(607,849,956)	(607,694,596)
Noncontrolling interest	5,580,124	5,580,124

Total stockholders’ deficit	(11,359,627)	(20,830,965)

Total liabilities and stockholders’ deficit	$33,268,680	$19,807,530

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Service revenue	$236,035	$—	$294,759	$—
Research and development revenue	390,751	786,432	13,706,953	1,458,313

Total revenues	626,786	786,432	14,001,712	1,458,313

Operating expenses:
Cost of service revenue	128,474	—	152,152	—
Research and development	2,911,138	2,823,626	5,587,930	5,639,002
General and administrative	3,358,577	2,664,322	6,232,454	5,543,262

Operating (loss) income	(5,771,403)	(4,701,516)	2,029,176	(9,723,951)
Other income (expense):
Non-operating income (expense)	—	(7,684)	107,592	(816)
Interest expense, net	(1,151,567)	(1,048,385)	(2,292,128)	(1,996,582)

Net loss	(6,922,970)	(5,757,585)	(155,360)	(11,721,349)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(395,250)	(395,250)

Net loss attributable to common stockholders	$(7,120,595)	$(5,955,210)	$(550,610)	$(12,116,599)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	(0.31)	(0.31)	(0.02)	(0.64)

Weighted average number of common shares outstanding, basic and diluted	22,947,325	19,004,064	22,641,466	18,908,309

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(155,360)	$(11,721,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,092,975	1,133,682
Share-based compensation	2,768,629	1,204,575
Non-cash interest expense	2,291,280	1,988,166
Other	703	15,190
Changes in operating assets and liabilities:
Accounts receivable	(92,293)	34,812
Inventories	1,499	—
Prepaid expenses	(155,266)	(125,909)
Accounts payable	(175,862)	(358,520)
Deferred revenue	1,721,555	(770,192)
Accrued liabilities and other current liabilities	297,938	208,655
Other operating assets and liabilities	329,723	(279,624)

Net cash provided by (used in) operating activities	7,925,521	(8,670,514)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	17,974
Proceeds from maturities of available-for-sale securities	—	5,000,000
Purchases of available-for-sale securities	—	(4,998,799)
Purchases of plant and equipment	(65,016)	(49,867)

Net cash used in investing activities	(65,016)	(30,692)

Cash flows from financing activities:
Net proceeds from sales of equity	7,224,859	1,288,024
Proceeds from employee stock purchases	29,687	42,592
Financing of property and equipment	(11,339)	—
Payment of series A convertible preferred stock dividends	(395,250)	(395,250)

Net cash provided by financing activities	6,847,957	935,366

Net increase (decrease) in cash and cash equivalents	14,708,462	(7,765,840)
Cash and cash equivalents, beginning of period	10,747,951	19,781,976

Cash and cash equivalents, end of period	$25,456,413	$12,016,136

Non-cash investing and financing activities:

Convertible Note adjustment to equity for conversion option	—	$5,580,124

Reclassification of derivative liability into equity	—	$755,000

Issuance of senior secured convertible notes as payment in-kind for interest	$1,499,981	$1,386,817

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

We have incurred significant losses since our inception. As of June 30, 2012, we had an accumulated deficit of $607.8 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our working capital resources as of June 30, 2012, plus the $2.8 million net proceeds received from equity offerings subsequent to the quarter end, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible.

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

As of June 30, 2012, we had debt outstanding of $39.4 million in principal, including $39.0 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”) and $100,000 in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”). The 2005 Notes are currently redeemable by us and will become redeemable at the option of the holders on February 1, 2015. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our Oncophage product, our Prophage Series vaccines, and/or HerpV, (2) vaccines containing QS-21 under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Effective October 3, 2011, our certificate of incorporation was amended to effect a reverse stock split of our common stock on the basis of one post-split share for every six pre-split shares to, in part, regain compliance with Nasdaq Marketplace Rule 550(a)(2). All references in this Quarterly Report on Form 10-Q to shares and earnings per share for the six months and quarter ended June 30, 2011 have been retroactively restated to reflect the reverse stock split.

Effective June 15, 2012, our certificate of incorporation was further amended to decrease the authorized number of shares of our common stock from 250,000,000 shares to 70,000,000 and shares of our preferred stock from 25,000,000 to 5,000,000.

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

	June 30, 2012	June 30, 2011
Warrants	3,309,378	3,309,378
Stock options	2,774,195	1,433,756
Nonvested shares	302,145	162,109
Convertible preferred stock	333,333	333,333
Convertible notes	—	—

Note C — Share-Based Compensation

We use the Black-Scholes option pricing model to value options for employees and non-employees as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a three or four-year period. The non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options are exercised or expire, by changes in the fair value of our common stock. A summary of option activity for the six months ended June 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,814,161	$8.38

Granted	997,950	5.34

Forfeited	(6,353)	4.46

Expired	(27,141)	26.44

Exercised	(4,422)	3.95

Outstanding at June 30, 2012	2,774,195	$7.12	8.2	$959,178

Vested or expected to vest at June 30, 2012	2,632,290	$7.23	8.1	$922,908

Exercisable at June 30, 2012	1,293,026	$9.35	6.6	$501,674

The weighted average grant-date fair values of options granted during the six months ended June 30, 2012, and 2011, were $3.95, and $4.62, respectively.

During the six months ended June 30, 2012, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of June 30, 2012, approximately $4.6 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.6 years.

As of June 30, 2012, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $69,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of nonvested stock activity for the six months ended June 30, 2102 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	135,791	$5.85

Granted	644,557	4.42

Vested	(477,548)	4.17

Forfeited	(655)	5.72

Outstanding at June 30, 2012	302,145	5.46

As of June 30, 2012, there was approximately $1.4 million of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of shares vested during the six months ended June 30, 2012 was approximately $1.9 million.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the DDCP, and in lieu of 34% of the base salary of our Chief Executive Officer (“CEO”). During the six months ended June 30, 2012, approximately 7,000 shares were issued under the 2009 ESPP, and approximately 478,000 shares were issued as a result of the vesting of nonvested stock. In addition, during the six months ended June 30, 2012, approximately 33,000 shares were issued under the DDCP, approximately 22,000 shares were issued to our CEO in lieu of cash salary, and approximately 4,000 shares were issued upon exercise of options.

The impact on our results of operations from the granting of stock options and nonvested shares and issuing shares for services was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$441	$81	$647	$269
General and administrative	1,420	482	2,122	936

Total share-based compensation expense	$1,861	$563	$2,769	$1,205

Note D — License Agreements

In March 2012, we entered into a First Right to Negotiate and Amendment agreement with GlaxoSmithKline (“GSK”) whereby we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets and further amended certain existing agreements to clarify certain provisions and grant GSK an additional license and rights thereunder. The first right to negotiate will expire after five years. Under the terms of the agreement, GSK paid us a nonrefundable payment of $9.0 million, of which $2.5 million is creditable against future manufacturing technology transfer royalty payments. The agreement provides GSK with an additional license to an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. Also during March 2012, we received $6.25 million through an amended license of non-core technologies with an existing licensee. This amendment converted the license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. As we have no future service obligation under these agreements, we recognized $12.8 million in revenue related to these amendments during the six months ended June 30, 2012 and included $2.5 million in deferred revenue in our condensed consolidated financial statements.

Note E — Other Current Liabilities

Other current liabilities consist of the following as of June 30, 2012 and December 31, 2011 (in thousands)

	June 30, 2012	December 31, 2011

Deferred rent expense	$399	$405

Value of liability classified option grants	247	70

Other	100	—

	$746	$475

Note F — Equity

During the quarter ended March 31, 2012, we terminated our existing At Market Issuance Sales Agreement with MLV & Co. LLC and Wm Smith & Co., as sales agents (the “Old ATM Program”), and entered into a new At Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent, under which we may sell from time to time up to 5,000,000 shares of our common stock (the “New ATM Program”).

During the quarter ended March 31, 2012, we sold an aggregate of approximately 952,000 shares of our common stock in at the market offerings under the Old ATM Program and received net proceeds of approximately $2.8 million after deducting offering costs of approximately $87,000. During the quarter ended June 30, 2012, we sold an aggregate of approximately 878,000 shares of our common stock in at the market offerings under the New ATM Program and received net proceeds of approximately $4.5 million after deducting offering costs of approximately $140,000. These offerings were made under effective shelf registration statements and proceeds from the offerings will be used for general corporate purposes.

Note G — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 was effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. The standard should be applied retrospectively and early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income. Adoption of this standard did not have a material effect on our financial statements.

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

Note H — Fair Value Measurements

The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.

As of June 30, 2012 and December 31, 2011, $39.0 million and $37.5 million, respectively, in principal of the 2006 Notes were outstanding. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at June 30, 2012, and December 31, 2011, was $32.1 million and $30.8 million, respectively, based on a present value methodology. The fair value of the embedded conversion option at June 30, 2012 and December 31, 2011, was $2.4 million and $988,000, respectively.

Note I — Subsequent Events

For the period from July 1, 2012, to August 8, 2012, we received net proceeds of approximately $2.8 million from sales of our common stock in at the market offerings under the New ATM Program.

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

QS-21 is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 16 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2014 timeframe, and we are generally entitled to royalties for at least 10 years post-launch, with some exceptions.

The Prophage Series vaccines are a patient specific application of our HSP Platform. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine (vitespen) and is approved in Russia for the treatment of renal cell carcinoma (“RCC”, or kidney cancer) in patients at intermediate risk of recurrence. In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. In addition, Phase 2 trials are underway in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively.

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

In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21, and HerpV. We are also exploring in-licensing, acquisitions and sponsored research opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the six months ended June 30, 2012 and for the years ended December 31, 2011, 2010, and 2009, were $5.6 million, $11.0 million, $12.9 million, and $16.9 million, respectively. We have incurred significant losses since our inception. As of June 30, 2012, we had an accumulated deficit of $607.8 million.

We have financed our operations primarily through the sale of equity and convertible notes. We believe that, based on our current plans and activities, our working capital resources at June 30, 2012, plus the $2.8 million net proceeds received from equity offerings subsequent to the quarter end, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013 based on our annual rate of net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including without limitation, in at the market offerings. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our Oncophage product, our other Prophage Series vaccines, and/or HerpV, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

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

Historical Results of Operations

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Revenue: We generated revenue of $627,000 and $786,000 during the quarters ended June 30, 2012 and 2011, respectively. Revenue includes license fees, royalties earned, and in 2012, service revenue. During the quarters ended June 30, 2012 and 2011, we recorded revenue of $388,000 and $385,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses increased 3% to $2.9 million for the quarter ended June 30, 2012 from $2.8 million for the quarter ended June 30, 2011. The change includes increased non-cash share-based compensation expense partially offset by decreased expenses related to our general cost-containment efforts and the status of our products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 26%, or approximately $700,000, to $3.4 million for the quarter ended June 30, 2012 from $2.7 million for the quarter ended June 30, 2011. Our non-cash share-based compensation expense increased approximately $940,000 for the quarter ended June 30, 2012 over the same period in 2011. This increase is partially offset by decreased expenses related to our general cost-containment efforts.

Interest Expense, net: Interest expense, net increased to $1.2 million for the quarter ended June 30, 2012 from $1.0 million for the quarter ended June 30, 2011 due to the increased principal amount outstanding of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). The principal of our 2006 Notes increased due to the payment of interest with additional notes.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue: We generated revenue of $14.0 million and $1.5 million during the six months ended June 30, 2012 and 2011, respectively. Revenue includes license fees, royalties earned, and in 2012, service revenue. For the six months ended June 30, 2012, we recognized revenue of $6.5 million through an expanded license agreement with GSK, which provided GSK with an additional license to an undisclosed indication, and $6.25 million through a license of non-core technologies with an existing licensee that resulted in a buy-out of the current royalty stream related to the license. During the six months ended June 30, 2012 and 2011, we recorded revenue of $778,000 and $770,000, respectively, from the amortization of deferred revenue. Our revenue for the six months ended June 30, 2012 primarily resulted from one-time payments received under amended license agreements, and, therefore is not indicative of future results.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses held steady at $5.6 million for the six months ended June 30, 2012 from the same period ended June 30, 2011.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 13% to $6.2 million for the six months ended June 30, 2012 from $5.5 million for the six months ended June 30, 2011. Our non-cash share-based compensation expense increased $1.2 million for the six months ended June 30, 2012 over the same period in 2011. This increase was partially offset by decreased expenses related to our general cost-containment efforts.

Interest Expense, net: Interest expense, net increased to $2.3 million for the six months ended June 30, 2012 from $2.0 million for the six months ended June 30, 2011 due to the increased principal amount of our 2006 Notes. The principal of our 2006 Notes increased due to the payment of interest with additional notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the six months ended June 30, 2012, these research and development programs consisted largely of our Prophage Series vaccines as indicated in the following table (in thousands).

	Product	Six Months Ended June 30,	Year Ended December 31,
Research and Development Program		2012	2011	2010	2009	Prior to 2009	Total
Heat Shock Proteins for Cancer	Prophage Series Vaccines	$3,481	$10,182	$10,960	$15,309	$255,582	$295,514
Heat Shock Proteins for Infectious Diseases	HerpV	2,063	734	644	262	17,448	21,151
Vaccine adjuvant *	QS-21	44	94	1,185	1,071	10,148	12,542
Other Research and Development Programs		—	13	89	261	33,177	33,540

Total Research and Development Expenses		$5,588	$11,023	$12,878	$16,903	$316,355	$362,747

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

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

Product Development Portfolio

QS-21

QS-21 Stimulon® adjuvant, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GSK and JANSSEN AI. There are approximately 16 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2014 timeframe, and we are generally entitled to royalties for at least 10 years post-launch, with some exceptions. However, there is no guarantee that we will be able to collect royalties in the future. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. We do not incur clinical development costs for these licensed products.

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

We believe that the collective results from our clinical trials to date with product candidates from the Prophage Series indicate a favorable safety profile and signals of efficacy in multiple cancer types. We also believe that available results from clinical trials suggest that treatment with the Prophage Series vaccines can generate immunological and anti-tumor responses. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine (vitespen) and is approved in Russia for the treatment of RCC in patients at intermediate risk of recurrence. In addition, Phase 2 trials are underway in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $607.8 million as of June 30, 2012. We expect to incur significant losses over the next several years as we continue clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. We have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2012, we have raised aggregate net proceeds of $521.7 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes. During the quarter ended March 31, 2012, we received $9.0 million from GSK for a First Right to Negotiate and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. The expanded license agreement provides GSK with an additional license to an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. We also terminated our old At the Market issuance Sales Agreement and entered into a new At the Market Issuance Sales Agreement with MLV & Co. LLC (the “Sales Agent”) under which we may sell an aggregate of up to 5,000,000 shares of our common stock from time to time through the Sales Agent. As of June 30, 2012, we had debt outstanding of $39.4 million in principal, including $39.0 million in principal of our 2006 Notes maturing August 31, 2014 and $100,000 in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”) maturing February 20, 2025. The 2005 Notes are currently redeemable by us and will become redeemable at the option of the holders on February 1, 2015 and 2020.

Our cash and cash equivalents at June 30, 2012 were $25.5 million, an increase of $14.7 million from December 31, 2011. This increase primarily resulted from one-time payments received under amended license agreements of $15.3 million as well as net proceeds of $7.2 million received from at the market offerings, and, therefore is not indicative of our future financial condition. However, we believe that, based on our current plans and activities, our cash balance, plus the $2.8 million net proceeds received from equity offerings subsequent to the quarter end, along with the estimated additional proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013 based on our estimated net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2013 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling additional equity securities, including, without limitation, in at the market offerings. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. As noted above, we expect to attempt to raise additional funds in advance of depleting our current funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization of Oncophage and/or one or more partnering arrangements for our other Prophage Series vaccines, successful commercialization of vaccines containing QS-21 under development by our licensees, and potentially successful commercialization of other product candidates, each of which will require additional capital, as discussed above. We hope to earn royalties from our QS-21 product in the 2014 timeframe. Please see the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $48.2 million over the term of the studies. Through June 30, 2012, we have expensed $47.3 million as research and development expenses and $47.2 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of June 30, 2012. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash provided by operating activities for the six months ended June 30, 2012 was $7.9 million while cash used in operating activities for the six months ended June 30, 2011 was $8.7 million. This increase in cash provided by operating activities for the period ended June 30, 2012 primarily resulted from one-time payments received under amended license agreements, and, therefore is not indicative of future results. During the six months ended June 30, 2012, we recognized revenue of $12.8 million related to expanded license agreements. We continue to support and develop our QS-21 partnering collaborations, with the goal of earning royalties from this product in the 2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We had cash and cash equivalents at June 30, 2012 of $25.5 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at June 30, 2012, however, we are subject to investment risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Chief Executive Officer and Principal Financial Officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses for the years ended December 31, 2011, 2010, and 2009, were $23.3 million, $21.9 million, and $30.3 million, respectively. During the six months ended June 30, 2012, we generated a significantly smaller net loss of $155,000 due primarily to revenue generated from amendments of certain license agreements during the first quarter. We expect to incur significant losses for the remainder of fiscal 2012 and over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21, our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations. From our inception through June 30, 2012, we have incurred net losses totaling $607.8 million.

On June 30, 2012, we had $25.5 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at June 30, 2012, plus the $2.8 million of net proceeds received from equity offerings subsequent to the quarter end, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013 based on our estimated rate of net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the six months ended June 30, 2012, our average monthly cash provided by operating activities was $1.3 million. This average monthly cash provided by operating activities primarily resulted from one-time payments received under amended license agreements, and, therefore our net cash provided by operations for the six months ended June 30, 2012 is not indicative of future results. We do not anticipate significant capital expenditures during the remainder of 2012.

We have financed our operations primarily through the sale of equity and convertible notes. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.

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

As of June 30, 2012, we had debt outstanding of $39.4 million in principal, including $39.0 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”) and $100,000 in principal of our 5.25% convertible senior notes due February 2025 (the “2005 Notes”). The 2005 Notes are currently subject to redemption at our option or at the options of the holders on each of February 1, 2015 and February 1, 2020.

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

Other than for the six months ended June 30, 2012, we have had negative cash flows from operations. The net cash provided by operations of $7.9 million for the six month period ended June 30, 2012, primarily resulted from one-time payments received under amended license agreements, and, therefore our net cash provided by operations for the six months ended June 30, 2012 is not indicative of future results. For the years ended December 31, 2011, 2010, and 2009, net cash used in operating activities was $16.2 million, $14.8 million, and $24.2 million, respectively.

Our 2006 Notes contain restrictive covenants and are convertible into equity interests in one of our subsidiaries that holds important rights to certain of our QS-21 Stimulon® adjuvant and HerpV technology.

Our 2006 Notes, due August 2014, are secured by the equity of our wholly-owned subsidiary that holds the QS-21 and HerpV technologies. At the option of the holders, our 2006 Notes can be converted in whole or in part into an equity interest in this subsidiary, subject to our ability to preempt the conversion by redeeming the 2006 Notes to be so converted at a price equal to the conversion amount of such notes plus an amount that, when taken together with any cash interest payments previously made with respect to such 2006 Notes, would generate a 30% annual internal rate of return to the holders. If converted into an equity interest of this subsidiary, the ownership interest in the subsidiary will be determined by multiplying (x) the quotient of the conversion amount divided by $25.0 million, by (y) 30%. In addition, our 2006 Notes grant holders a right of first refusal in any future equity issuance in this subsidiary so that holders of our 2006 Notes may purchase up to 50% of any newly issued equity in this subsidiary. Our 2006 Notes contain a number of restrictions and covenants, including, but not limited to, restrictions and covenants that limit our ability, and the ability of our subsidiary mentioned above, to:

•	incur certain additional indebtedness;

•	make certain investments;

•	enter into certain affiliated party transactions;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of our assets; and/or

•	change our line of business.

If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. See “ - We have significant debt, and we may not be able to make interest or principal payments when due.” At June 30, 2012, the outstanding principal balance of the 2006 Notes was $39.0 million.

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

The U.S. Food and Drug Administration (“FDA”) has indicated that our Phase 3 clinical trials of Oncophage and Prophage Series vaccine M-200 cannot, by themselves, support BLA filings in the studies’ indications (renal cell carcinoma and metastatic melanoma). Furthermore, our existing data may not support registration or approval in other territories outside of Russia as this Phase 3 trial did not reach statistical significance in its primary endpoint of recurrence-free survival in the total patient population.

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

Valtrex (GSK) and Famvir (Novartis) are small molecule drugs marketed for treatment of genital herpes. Other companies are engaged in research for vaccines for treatment of genital herpes including Genocea and Vical. AiCuris Gmbh is engaged in clinical research of a small molecule drug for treatment of genital herpes and has completed a Phase 2 trial.

Our patent to purified QS-21 expired in most territories in 2008. Additional protection for our QS-21 proprietary adjuvant in combination with other agents is provided by our other patents. Our license and manufacturing agreements for QS-21 generally provide royalties independent of patent expiry for at least 10 years after commercial launch, with some exception. However, there is no guarantee that we will be able to collect royalties in the future.

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

If the future commercial demand for our Prophage Series vaccine Oncophage or clinical demand for other candidates is substantially greater than we anticipate, our capacity may not be able to meet product demand. In addition, higher manufacturing loads may result in higher manufacturing failure rates as the operation becomes more complex. We currently manufacture our Prophage Series vaccines in our Lexington, MA facility. While we believe we will be able to cover demand in the near term, there is no guarantee that we will be able to meet all future or unanticipated increases in demand, and a failure to do so could adversely affect our business. Such demand may also limit our ability to manufacture product in support of clinical trials, and this could cause a delay or failure in our Prophage Series vaccine development programs. Manufacturing of Prophage Series vaccines is complex, and various factors could cause delays or an inability to supply vaccine. Deviations in the processes controlling manufacture could result in production failures. Furthermore, we have limited manufacturing resources and there is no assurance that we will be able to obtain the necessary resources, timely or at all, to meet any increased demand.

Regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture products other than Prophage Series vaccines in our current facility.

Except in the case of GSK and JANSSEN AI, we have retained worldwide manufacturing rights for QS-21. We have the right to subcontract manufacturing for QS-21 for our other existing and future QS-21 manufacturing and supply needs, and we have a supply agreement with a contract manufacturer for the production of QS-21 through September 2014. If we are not able to renew this agreement we may not be able to supply QS-21 to meet future supply obligations on favorable terms or at all. For example, although GSK is a source of QS-21 supply for us, their obligation to supply is for a limited duration, and various factors could impact our decision to exercise this right. In addition, we or our currently contracted suppliers may not have the ability to manufacture commercial grade QS-21.

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

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds. As of June 30, 2012, we have spent approximately 18 years and $295.5 million on our research and development program in heat shock proteins for cancer.

The timing and success of a clinical trial is dependent on obtaining and maintaining sufficient cash resources, successful production of clinical trial material, enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile, among other considerations. The timing and success of our clinical trials, in particular, are also dependent on clinical sites and regulatory authorities accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. In addition, regulatory authorities may request additional information or data that is not readily available. Delays in our ability to respond to such requests would delay, and failure to adequately address concerns would prevent, our commercialization efforts. We have encountered in the past, and may encounter in the future, delays in initiating trial sites and enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approval. There is no guarantee we will successfully initiate and or complete our clinical trials.

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

In addition, we would consider license and/or co-development opportunities to advance HerpV. This product is at an early stage and collaborative partners or licensees may defer discussions until results from our Phase 2 clinical trial becomes available, or they may not engage in such discussions at all.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. As of February 2012, we had exclusive rights to 74 issued United States patents and 114 issued foreign patents. As of February 2012, we also had exclusive rights to six pending United States patent applications and 24 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

We maintain property and general commercial insurance coverage as well as errors and omissions and directors and officers insurance policies. This insurance coverage may not be sufficient to cover us for future claims.

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns approximately 924,000 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into approximately 333,000 shares of common stock at an initial conversion price of $94.86, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on June 30, 2012, he would have held approximately 5% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

Ingalls & Snyder LLC holds $31.2 million aggregate principal amount of our 2006 Notes. Upon maturity in 2014, we may elect to repay the outstanding balance of our 2006 Notes in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common stock at maturity (August 2014), the number of shares issued will be determined by dividing the cash obligation by 90 percent of the weighted average price of the common shares for the 20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization exceeding $300 million at such time. In no event will the note holder be obligated to accept equity that would result in them owning in excess of 9.99% of the Company’s outstanding common stock at any given time in connection with any conversion, redemption, or repayment of the 2006 Notes.

Collectively, Mr. Kelley and Dr. Armen, our Chief Executive Officer, control approximately 10% of our outstanding common stock as of June 30, 2012, providing the ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 11%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

Our stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “AGEN.” In the event that we fail to maintain compliance with the applicable listing requirements, our common stock could become subject to delisting from Nasdaq. Although we are currently in compliance with all of the listing standards for listing on Nasdaq, we cannot provide any assurance that we will continue to be in compliance in the future. We have been non-compliant with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Nasdaq Bid Price Requirement”) three times since our move to The Nasdaq Capital Market in April 2009.

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

Between our initial public offering on February 4, 2000 and June 30, 2012, and for the six months ended June 30, 2012, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.10 and $7.04 per share, respectively. The average daily trading volume for the six months ended June 30, 2012 was approximately 252,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2012, we had approximately 23,875,000 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 4,167,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 125,000 shares of common stock under our Directors’ Deferred Compensation Plan (DDCP), to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 5,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. In addition, our shareholders recently approved amendments increasing (i) shares authorized for issuance under our equity plan by 2,033,334 and (ii) shares authorized for issuance under our DDCP by 100,000. As of June 30, 2012, an aggregate of 10.2 million of these shares remain available for sale. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2012, options to purchase 2,774,195 shares of our common stock with a weighted average exercise price per share of $7.12 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2012, we have 302,145 nonvested shares outstanding.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and to comply with changing regulation of corporate governance and public disclosure could have a material adverse effect on our operating results and the price of our common stock.

The Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and Nasdaq have resulted in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations regarding the required assessment of our internal control over financial reporting, and our independent registered public accounting firm’s audit of internal control over financial reporting, have required commitments of significant management time. We expect these commitments to continue.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for companies. Laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided, which could result in continuing uncertainty regarding compliance matters and higher costs caused by ongoing revisions to disclosure and governance practices. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission. Any such action could adversely affect our operating results and the market price of our common stock.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin
VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

3.1.2	Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.1.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 30, 2011 and incorporated herein by reference.

3.1.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed herewith.

3.2	Fifth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Agenus Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

10.1*	Modification of Rights in the Event of a Change of Control between Agenus Inc. and Christine M. Klaskin dated June 14, 2012. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(1)	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB	XBRL Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(2)

*	Indicates a management contract or compensatory plan.
(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.