Form 10-Q
period 2012-09-30
AGENUS INC
filed 2012-11-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Number of shares outstanding of the issuer’s Common Stock as of November 2, 2012: 24,594,167 shares.

Agenus Inc.

Quarterly Period Ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1 —Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$24,757,867	$10,747,951
Accounts receivable	369,059	—
Inventories	16,022	20,072
Prepaid expenses	631,843	536,270
Other current assets	15,482	699,786

Total current assets	25,790,273	12,004,079
Plant and equipment, net of accumulated amortization and depreciation of $27,343,321 and $26,081,778 at September 30, 2012 and December 31, 2011, respectively	2,749,772	4,136,699
Goodwill	2,572,203	2,572,203
Other long-term assets	1,111,500	1,094,549

Total assets	$32,223,748	$19,807,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current portion, long-term debt	$210,471	$197,684
Current portion, deferred revenue	994,800	1,542,395
Accounts payable	467,834	807,928
Accrued liabilities	2,803,799	1,730,290
Other current liabilities	352,184	475,342

Total current liabilities	4,829,088	4,753,639
Convertible notes	35,246,475	32,637,757
Other long-term debt	48,478	88,247
Deferred revenue	3,965,830	2,078,651
Other long-term liabilities	1,290,822	1,080,201
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; 5,000,000 and 25,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2012 and December 31, 2011; liquidation value of $31,817,625 at September 30, 2012	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at September 30, 2012 and December 31, 2011	31	31
Common stock, par value $0.01 per share; 70,000,000 and 250,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 24,628,114 and 21,535,037 shares issued at September 30, 2012 and December 31, 2011, respectively	246,282	215,350
Additional paid-in capital	594,920,411	581,392,602
Treasury stock, at cost; 43,490 shares of common stock at September 30, 2012 and December 31, 2011	(324,792)	(324,792)
Accumulated deficit	(613,579,317)	(607,694,596)
Noncontrolling interest	5,580,124	5,580,124

Total stockholders’ deficit	(13,156,945)	(20,830,965)

Total liabilities and stockholders’ deficit	$32,223,748	$19,807,530

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Service revenue	$486,833	$—	$781,591	$—
Research and development revenue	381,971	653,681	14,088,925	2,111,994

Total revenues	868,804	653,681	14,870,516	2,111,994

Operating expenses:
Cost of service revenue	217,186	—	369,339	—
Research and development	2,605,917	2,527,668	8,193,847	8,166,670
General and administrative	2,586,866	2,566,914	8,819,319	8,110,176

Operating loss	(4,541,165)	(4,440,901)	(2,511,989)	(14,164,852)
Other income (expense):
Non-operating income (expense)	2,880	(298)	110,472	(1,114)
Interest expense, net	(1,191,076)	(1,093,201)	(3,483,204)	(3,089,783)

Net loss	(5,729,361)	(5,534,400)	(5,884,721)	(17,255,749)
Dividends on series A convertible preferred stock	(197,625)	(197,625)	(592,875)	(592,875)

Net loss attributable to common stockholders	$(5,926,986)	$(5,732,025)	$(6,477,596)	$(17,848,624)

Per common share data, basic and diluted:
Net loss attributable to common stockholders	(0.24)	(0.28)	(0.28)	(0.92)

Weighted average number of common shares outstanding, basic and diluted	24,529,089	20,225,034	23,275,267	19,352,035

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(5,884,721)	$(17,255,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,487,324	1,696,358
Share-based compensation	3,580,914	1,647,627
Non-cash interest expense	2,708,718	2,350,225
Other	703	14,420
Changes in operating assets and liabilities:
Accounts receivable	(369,059)	35,000
Inventories	4,050	—
Prepaid expenses	(95,573)	(66,847)
Accounts payable	(340,094)	(215,169)
Deferred revenue	1,339,584	(1,141,399)
Accrued liabilities and other current liabilities	1,346,219	1,101,734
Other operating assets and liabilities	511,894	(234,781)

Net cash provided by (used in) operating activities	4,289,959	(12,068,581)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	22,749
Proceeds from maturities of available-for-sale securities	—	5,000,000
Purchases of available-for-sale securities	—	(4,998,799)
Purchases of plant and equipment	(101,051)	(54,547)

Net cash used in investing activities	(101,051)	(30,597)

Cash flows from financing activities:
Net proceeds from sales of equity	10,464,203	7,559,267
Proceeds from employee stock purchases	76,662	82,536
Financing of property and equipment	(26,982)	—
Repayment of convertible note	(100,000)	—
Payment of series A convertible preferred stock dividends	(592,875)	(592,875)

Net cash provided by financing activities	9,821,008	7,048,928

Net increase (decrease) in cash and cash equivalents	14,009,916	(5,050,250)
Cash and cash equivalents, beginning of period	10,747,951	19,781,976

Cash and cash equivalents, end of period	$24,757,867	$14,731,726

Non-cash investing and financing activities:

Convertible Note adjustment to equity for conversion option	—	$5,580,124

Reclassification of derivative liability into equity	—	$755,000

Issuance of senior secured convertible notes as payment in-kind for interest	$1,499,981	$1,386,817

Note payable for purchase of plant and equipment	—	$171,640

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note A — Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer’s disease, human immunodeficiency virus, and tuberculosis. Within our HSP Platform we are developing our Recombinant Series and our Prophage Series vaccines. HerpV, a therapeutic vaccine candidate from the Recombinant Series which is administered with QS-21, has been tested in a Phase 1 clinical trial for the treatment of genital herpes and is now entering a Phase 2 trial. In our Prophage Series we have tested product candidates in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence as Oncophage® vaccine (vitespen). Product candidates from our Prophage G-Series are currently in Phase 2 clinical trials in glioma, a type of brain cancer. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

We have incurred significant losses since our inception. As of September 30, 2012, we had an accumulated deficit of $613.6 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our working capital resources as of September 30, 2012, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is entering a Phase 2 trial and the development of our Prophage Series vaccines is subject to further evaluation and uncertainty, we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity.

As of September 30, 2012, we had debt outstanding of $39.3 million in principal, including $39.0 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our Oncophage product, our Prophage Series vaccines, and/or HerpV, (2) vaccines containing QS-21 under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Effective June 15, 2012, our certificate of incorporation was amended to decrease the authorized number of shares of our common stock from 250,000,000 shares to 70,000,000 and authorized shares of our preferred stock from 25,000,000 to 5,000,000.

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

	September 30,
	2012	2011
Warrants	3,309,378	3,309,378
Stock options	2,769,311	1,827,458
Nonvested shares	257,415	143,321
Convertible preferred stock	333,333	333,333
Convertible notes	—	—

Note C — Share-Based Compensation

We use the Black-Scholes option pricing model to value options for employees and non-employees as well as options granted to members of our Board of Directors. All stock option grants have a 10-year term and generally vest ratably over a three or four-year period. The non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options are exercised or expire, by changes in the fair value of our common stock. A summary of option activity for the nine months ended September 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,814,161	$8.38

Granted	1,011,750	5.33

Forfeited	(10,007)	4.65

Expired	(40,337)	21.95

Exercised	(6,256)	3.91

Outstanding at September 30, 2012	2,769,311	$7.09	8.0	$540,033

Vested or expected to vest at September 30, 2012	2,650,171	$7.18	7.9	$521,309

Exercisable at September 30, 2012	1,432,068	$8.91	6.7	$294,654

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2012, and 2011, were $3.94, and $3.52, respectively.

During the nine months ended September 30, 2012, all options were granted with exercise prices equal to the fair market value of the underlying shares of common stock on the grant date. As of September 30, 2012, approximately $4.6 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.

As of September 30, 2012, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is approximately $46,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of the Company’s common stock on the date of grant.

A summary of nonvested stock activity for the nine months ended September 30, 2012 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	135,791	$5.85

Granted	644,557	4.42

Vested	(515,763)	4.30

Forfeited	(7,170)	6.23

Outstanding at September 30, 2012	257,415	5.36

As of September 30, 2012, there was approximately $1.2 million of unrecognized share-based compensation expense related to these nonvested shares. This cost is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of shares vested during the nine months ended September 30, 2012 was approximately $2.1 million.

We issue new shares upon option exercises, purchases under the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), vesting of nonvested stock, under the DDCP, and in lieu of approximately 32% of the base salary of our Chief Executive Officer (“CEO”). During the nine months ended September 30, 2012, approximately 29,000 shares were issued under the 2009 ESPP, and approximately 516,000 shares were issued as a result of the vesting of nonvested stock. In addition, during the nine months ended September 30, 2012, approximately 33,000 shares were issued under the DDCP, approximately 30,000 shares were issued to our CEO in lieu of cash salary, and approximately 6,000 shares were issued upon exercise of options.

The impact on our results of operations from the granting of stock options and nonvested shares and issuing shares for services was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$255	$126	$901	$395
General and administrative	558	317	2,680	1,253

Total share-based compensation expense	$813	$443	$3,581	$1,648

Note D — License Agreements

In March 2012, we entered into a First Right to Negotiate and Amendment Agreement with GlaxoSmithKline (“GSK”) whereby we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets and further amended certain existing agreements to clarify certain provisions and grant GSK an additional license and rights thereunder. The first right to negotiate will expire after five years. Under the terms of the agreement, GSK paid us a nonrefundable payment of $9.0 million, of which $2.5 million is creditable against future manufacturing technology transfer royalty payments. The agreement provides GSK with an additional license to an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. Also during March 2012, we received $6.25 million through an amended license of non-core technologies with an existing licensee. This amendment converted the license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. As we have no future service obligation under these agreements, we recognized $12.8 million in revenue related to these amendments during the nine months ended September 30, 2012 and included $2.5 million in deferred revenue in our condensed consolidated financial statements.

Note E — Other Current Liabilities

Other current liabilities consist of the following as of September 30, 2012 and December 31, 2011 (in thousands)

	September 30, 2012	December 31, 2011

Deferred rent expense	$—	$405

Value of liability classified option grants	216	70

Other	136	—

	$352	$475

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

During the nine months ended September 30, 2012, we sold an aggregate of approximately 952,000 shares of our common stock in at the market offerings under the Old ATM Program and received net proceeds of approximately $2.8 million after deducting offering costs of approximately $87,000 and an aggregate of approximately 1,518,000 shares of our common stock in at the market offerings under the New ATM Program and received net proceeds of approximately $7.7 million after deducting offering costs of approximately $244,000. These offerings were made under effective shelf registration statements and proceeds from the offerings will be used for general corporate purposes.

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

In July 2012, the FASB issued Accounting Standard Update No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not anticipate any material impact of this guidance on our consolidated financial statements.

Note H — Fair Value Measurements

The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.

As of September 30, 2012 and December 31, 2011, $39.0 million and $37.5 million, respectively, in principal of the 2006 Notes were outstanding. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at September 30, 2012, and December 31, 2011, was $32.1 million and $30.8 million, respectively, based on a present value methodology. The fair value of the embedded conversion option at September 30, 2012 and December 31, 2011, was $2.0 million and $988,000, respectively.

Note I — Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure or recognition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our current research and development activities are focused on developing technologies and product candidates to treat cancers and infectious diseases. Our core technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Some of our key candidates from these technology platforms are QS-21 Stimulon® adjuvant (“QS-21”), HerpV, and the Prophage Series vaccines.

QS-21 is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 17 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2014 timeframe, and we are generally entitled to royalties for at least 10 years post-launch, with some exceptions.

HerpV is derived from our HSP Platform technologies, and is a recombinant, synthetic, non-patient specific therapeutic vaccine candidate administered with QS-21 for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses—a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since we could potentially create therapeutic vaccines for various infectious diseases with the integration of heat shock proteins with antigenic peptides. We initiated a Phase 2 trial in October 2012.

The Prophage Series vaccines are a patient specific application of our HSP Platform. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine (vitespen) and is approved in Russia for the treatment of renal cell carcinoma (“RCC”, or kidney cancer) in patients at intermediate risk of recurrence. In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. A Phase 2 trial testing the Prophage Series vaccine candidate G-100 in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The G-100 and G-200 studies are solely based in the United States.

In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21, and HerpV. We are also exploring in-licensing, acquisitions and sponsored research opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the nine months ended September 30, 2012 and for the years ended December 31, 2011, 2010, and 2009, were $8.2 million, $11.0 million, $12.9 million, and $16.9 million, respectively. We have incurred significant losses since our inception. As of September 30, 2012, we had an accumulated deficit of $613.6 million.

We have financed our operations primarily through the sale of equity and convertible notes. We believe that, based on our current plans and activities, our working capital resources at September 30, 2012, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013 based on our annual rate of net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our Oncophage product, our other Prophage Series vaccines, and/or HerpV, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital.

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

Historical Results of Operations

Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011

Revenue: We generated revenue of $869,000 and $654,000 during the quarters ended September 30, 2012 and 2011, respectively. Revenue includes license fees, royalties earned, and in 2012, service revenue. During the quarters ended September 30, 2012 and 2011, we recorded revenue of $382,000 and $385,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses increased 3% to $2.6 million for the quarter ended September 30, 2012 from $2.5 million for the quarter ended September 30, 2011. The change includes increased expenses related to our HerpV program and non-cash share-based compensation expense and is partially offset by decreased expenses related to our general cost-containment efforts and the status of our other products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses held steady at $2.6 million for the quarter ended September 30, 2012 from the quarter ended September 30, 2011.

Interest Expense, net: Interest expense, net, increased to $1.2 million for the quarter ended September 30, 2012 from $1.1 million for the quarter ended September 30, 2011 due to the increased principal amount outstanding of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). The principal of our 2006 Notes increased due to the payment of interest with additional notes.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue: We generated revenue of $14.9 million and $2.1 million during the nine months ended September 30, 2012 and 2011, respectively. Revenue includes license fees, royalties earned, and in 2012, service revenue. For the nine months ended September 30, 2012, we recognized revenue of $6.5 million through an expanded license agreement with GSK, which provided GSK with an additional license to an undisclosed indication, and $6.25 million through a license of non-core technologies with an existing licensee that resulted in a buy-out of the current royalty stream related to the license.

During each of the nine months ended September 30, 2012 and 2011, we recorded revenue of $1.2 million from the amortization of deferred revenue. Our revenue for the nine months ended September 30, 2012 primarily resulted from one-time payments received under amended license agreements and therefore is not indicative of future results.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, administrative costs, and services provided by clinical research organizations. Research and development expenses held steady at $8.2 million for the nine months ended September 30, 2012 as compared to the same period in the prior year. Increased expenses related to our HerpV program and non-cash share-based compensation expense were offset by decreased expenses related to our general cost-containment efforts and the status of our other products under development.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 9% to $8.8 million for the nine months ended September 30, 2012 from $8.1 million for the nine months ended September 30, 2011. Our non-cash share-based compensation expense increased $1.5 million for the nine months ended September 30, 2012 over the same period in 2011. This increase was partially offset by decreased expenses related to our general cost-containment efforts.

Interest Expense, net: Interest expense, net, increased to $3.5 million for the nine months ended September 30, 2012 from $3.1 million for the nine months ended September 30, 2011 due to the increased principal amount outstanding of our 2006 Notes. The principal of our 2006 Notes increased due to the payment of interest with additional notes.

Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the nine months ended September 30, 2012, these research and development programs consisted largely of our Prophage Series vaccines as indicated in the following table (in thousands).

	Product	Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program		2012	2011	2010	2009	Prior to 2009	Total
Heat Shock Proteins for Cancer	Prophage Series Vaccines	$4,320	$10,182	$10,960	$15,309	$255,582	$296,353
Heat Shock Proteins for Infectious Diseases	HerpV	3,810	734	644	262	17,448	22,898
Vaccine adjuvant *	QS-21	64	94	1,185	1,071	10,148	12,562
Other Research and Development Programs		—	13	89	261	33,177	33,540

Total Research and Development Expenses		$8,194	$11,023	$12,878	$16,903	$316,355	$365,353

*	Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is now entering a Phase 2 trial and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21.

Product Development Portfolio

QS-21

QS-21 Stimulon® adjuvant, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 are GSK and JANSSEN AI. There are approximately 17 vaccines containing QS-21 in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 are anticipated to be launched in the 2014 timeframe, and we are generally entitled to royalties for at least 10 years post-launch, with some exceptions. However, there is no guarantee that we will be able to collect royalties in the future. The pipeline of product candidates containing QS-21 is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. We do not incur clinical development costs for these licensed products.

HerpV

In October 2005, we initiated a multicenter Phase 1 clinical trial of HerpV in HSV-2 (genital herpes). In this four-arm, phase 1 study, 35 HSV-2 seropositive patients received HerpV with QS-21, HerpV alone, QS-21 alone, or placebo. The vaccine was well tolerated, with injection site pain as the most common reported adverse event. This study is the first to demonstrate that HSPs complexed to viral antigens induce an antigen-specific T cell response in humans. The results from this study were published in the peer-reviewed journal Vaccine in September 2011. We have advanced HerpV into a Phase 2 study during the fourth quarter of 2012 that will measure the effect of vaccination on viral shedding in individuals infected with HSV-2. Experts in HSV-2 clinical research believe that a reduction in viral shedding could translate into clinical benefit.

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

We believe that the collective results from our clinical trials to date with product candidates from the Prophage Series indicate a favorable safety profile and signals of efficacy in multiple cancer types. We also believe that available results from clinical trials suggest that treatment with the Prophage Series vaccines can generate immunological and anti-tumor responses. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine (vitespen) and is approved in Russia for the treatment of RCC in patients at intermediate risk of recurrence. A Phase 2 trial testing the Prophage Series vaccine candidate G-100 in newly diagnosed giloma has been fully enrolled and patient follow up is underway. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The G-100 and G-200 studies are solely based in the United States.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $613.6 million as of September 30, 2012. We expect to incur significant losses over the next several years as we continue clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. We have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2012, we have raised aggregate net proceeds of $524.9 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes. During the quarter ended March 31, 2012, we received $9.0 million from GSK for a First Right to Negotiate and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. The expanded license agreement provides GSK with an additional license to an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. We also terminated our prior At the Market Issuance Sales Agreement and entered into a new At the Market Issuance Sales Agreement with MLV & Co. LLC (the “Sales Agent”) under which we may sell an aggregate of up to 5,000,000 shares of our common stock from time to time through the Sales Agent. As of September 30, 2012, we had debt outstanding of $39.3 million in principal, including $39.0 million in principal of our 2006 Notes maturing August 31, 2014.

Our cash and cash equivalents at September 30, 2012 were $24.8 million, an increase of $14.0 million from December 31, 2011. This increase primarily resulted from one-time payments received under amended license agreements of $15.3 million as well as net proceeds of $10.5 million received from at the market offerings and therefore is not indicative of our future financial condition. However, we believe that, based on our current plans and activities, our cash balance, along with the estimated additional proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013 based on our estimated net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2013 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. While we expect to attempt to raise additional funds in advance of depleting our current funds, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) our Oncophage product, other Prophage Series vaccines, and/or HerpV, (2) vaccines containing QS-21 under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital. We hope to earn royalties from our QS-21 product in the 2014 timeframe. Please see the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $52.1 million over the term of the studies. Through September 30, 2012, we have expensed $47.5 million as research and development expenses and $47.3 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.

We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of September 30, 2012. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $4.3 million while cash used in operating activities for the nine months ended September 30, 2011 was $12.1 million. This increase in cash provided by operating activities for the period ended September 30, 2012 primarily resulted from one-time payments received under amended license agreements and therefore is not indicative of future results. During the nine months ended September 30, 2012, we recognized revenue of $12.8 million related to expanded license agreements. We continue to support and develop our QS-21 partnering collaborations, with the goal of earning royalties from this product in the 2014 timeframe. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see the risks highlighted under Part II-Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

In July 2012, the FASB issued Accounting Standard Update No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not anticipate any material impact of this guidance on our consolidated financial statements.

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

We had cash and cash equivalents at September 30, 2012 of $24.8 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value approximates the fair value of these investments at September 30, 2012, however, we are subject to investment risk.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net losses for the for the nine months ended September 30, 2012 and the years ended December 31, 2011, 2010, and 2009, were $5.9 million, $23.3 million, $21.9 million, and $30.3 million, respectively. During the nine months ended September 30, 2012, we generated a significantly smaller net loss due primarily to revenue generated from amendments of certain license agreements during the first quarter. Therefore, our smaller net loss for the nine months ended September 30, 2012 is not indicative of future results. We expect to incur additional losses for the remainder of fiscal 2012 and over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21, our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations. From our inception through September 30, 2012, we have incurred net losses totaling $613.6 million.

On September 30, 2012, we had $24.8 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at September 30, 2012, along with the estimated proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2013 based on our estimated rate of net cash burn (defined as cash used in operating activities less one-time upfront payments, plus capital expenditures and dividend payments) of $13-16 million during 2012. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the nine months ended September 30, 2012, our average monthly cash provided by operating activities was $477,000. This average monthly cash provided by operating activities primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the nine months ended September 30, 2012 is not indicative of future results. We do not anticipate significant capital expenditures during the remainder of 2012.

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

The weakness of the United States economy and the global economy may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired. This weakness could be worsened by the “fiscal cliff” tax increases and spending cuts that will go into effect automatically January 1, 2013 in absence of prior congressional action. The ability of potential patients and/or health care payers to pay for our products could also be adversely impacted, thereby limiting our potential revenue. In addition, any negative impacts from any further deterioration in the credit markets and related financial crisis on our collaborative partners could limit potential revenue from our product candidates.

We have significant debt, and we may not be able to make interest or principal payments when due.

As of September 30, 2012, we had debt outstanding of $39.3 million in principal, including $39.0 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”).

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

Other than for the nine months ended September 30, 2012, we have had negative cash flows from operations. The net cash provided by operations of $4.3 million for the nine month period ended September 30, 2012, primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the nine months ended September 30, 2012 is not indicative of future results. For the years ended December 31, 2011, 2010, and 2009, net cash used in operating activities was $16.2 million, $14.8 million, and $24.2 million, respectively.

Our 2006 Notes contain restrictive covenants and are convertible into an equity interest in one of our subsidiaries that holds important rights to certain of our QS-21 Stimulon® adjuvant and HerpV technology.

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

If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. See “— We have significant debt, and we may not be able to make interest or principal payments when due.” At September 30, 2012, the outstanding principal balance of the 2006 Notes was $39.0 million.

We may not receive anticipated QS-21 revenues from our licensees.

With the exception of our HerpV program we currently rely upon and expect to continue to rely upon third party licensees, particularly GSK and JANSSEN AI, to develop, test, market and manufacture vaccines that utilize our QS-21 adjuvant. We expect that we will rely on similar relationships if we develop new adjuvants in our Saponin Platform.

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

Our HerpV therapeutic vaccine candidate is in early stage development and we may not be able to successfully develop this candidate.

Based on the results of our Phase 1 clinical trial of HerpV administered in combination with QS-21, we have advanced this product candidate into a Phase 2 trial that will measure the effect of vaccination on viral shedding in individuals infected with HSV-2 (genital herpes). This trial and further trials, and our HerpV development program in general, may not be successful or yield a partnering opportunity for us. While our Phase I clinical trial yielded positive immunological findings, it was limited in size and scope and the results may not translate into a clinical measurable effect on the frequency or duration of viral shedding in future trials with HerpV. In addition, even if our product candidate is successful in reducing viral shedding, it is possible that this could not translate into a clinical benefit. The success of the Phase 2 trial is also dependent on, upon other things, successful manufacture and release of the required investigational materials, enrolling sufficient patients and the adherence of these patients to the study protocol. Even if the trial is deemed successful, we may not have the resources required to advance the vaccine further and it is possible that research and discoveries by others will render our product candidate obsolete or noncompetitive.

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

Oncophage is currently only approved for marketing in Russia for the adjuvant treatment of kidney cancer patients at intermediate-risk for disease recurrence and is the only product from our Prophage Series vaccines that is approved for marketing anywhere. The probability and timing of submissions and/or approval of Prophage Series vaccines in any other jurisdiction or indication is uncertain. A Phase 2 trial testing the Prophage Series vaccine candidate in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. These trials are not intended to provide the necessary evidence of efficacy and/or safety to support biologics license application (“BLA”) filings.

In 2008, we submitted a marketing authorization application (“MAA”), to the European Medicines Agency (“EMA”), requesting conditional authorization of Oncophage in earlier-stage, localized kidney cancer. After its review, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion on our MAA. Subsequently, we withdrew our application and we are no longer actively pursuing opportunities in this territory.

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

If we or our licensee are unable to purify heat shock proteins we may have difficulty successfully initiating or completing clinical trials or supporting commercial sales of Oncophage in Russia. Even if we or our licensees do successfully complete ongoing or future clinical trials or are successful manufacturing Oncophage commercially, we may have difficulty generating a sizable market or commercial sales.

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

Genentech markets Avastin and Eisai markets Gliadel, both for treatment of recurrent glioma. In addition, TVAX Biomedical and Stemline Therapeutics are developing immunotherapy candidates (TVI-Brain-1 and SL-701, respectively) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950), Activartis Biotech (GBM-Vax) and Celldex (CDX-110). Celldex is also currently developing a vaccine candidate for recurrent glioma. Other companies may begin such development as well.

There is no guarantee that our products or product candidates will be able to compete with potential future products being developed by our competitors. For example, Oncophage may compete with therapies currently in development for non-metastatic renal cell carcinoma, such as sorafenib, sunitinib, temsirolimus, bevacizumab and pazopanib. As vaccines from our Prophage Series are potentially developed in other indications, they could face additional competition in those indications. In addition, and prior to regulatory approval, our Prophage Series vaccines and all of our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

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

We are aware of compounds that claim to be identical to QS-21 that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, MF59 under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, the Company has provided QS-21 to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. Companies such as Adjuvance Technologies, Inc. and CSL Limited, as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive with our ability to do future partnering and licensing deals with QS-21.

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

If the future commercial demand for Oncophage or clinical demand for other product candidates is substantially greater than we anticipate, our capacity may not be able to meet product demand. In addition, higher manufacturing loads may result in higher manufacturing failure rates as the operation becomes more complex. We currently manufacture our Prophage Series vaccines in our Lexington, MA facility. While we believe we will be able to cover demand in the near term, there is no guarantee that we will be able to meet all future or unanticipated increases in demand, and a failure to do so could adversely affect our business. Such demand may also limit our ability to manufacture product in support of clinical trials, and this could cause a delay or failure in our Prophage Series vaccine development programs. Manufacturing of Prophage Series vaccines is complex, and various factors could cause delays or an inability to supply vaccine. Deviations in the processes controlling manufacture could result in production failures. Furthermore, we have limited manufacturing resources and there is no assurance that we will be able to obtain the necessary resources, timely or at all, to meet any increased demand.

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

Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of September 30, 2012, we have spent approximately 18 years and $296.4 million on our research and development program in heat shock proteins for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

The timing and success of a clinical trial is dependent on obtaining and maintaining sufficient cash resources, successful production of clinical trial material, enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile, among other considerations. The timing and success of our clinical trials, in particular, are also dependent on clinical sites and regulatory authorities accepting each trial’s protocol, statistical analysis plan, product characterization tests, and clinical data. In addition, regulatory authorities may request additional information or data that is not readily available. Delays in our ability to respond to such requests would delay, and failure to adequately address concerns would prevent, our commercialization efforts. We have encountered in the past, and may encounter in the future, delays in initiating trial sites and enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approval. There is no guarantee we will successfully initiate and/or complete our clinical trials.

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

In addition, we would consider license and/or co-development opportunities to advance HerpV. This product is at an early stage and collaborative partners or licensees may defer discussions until results from our Phase 2 clinical trial become available, or they may not engage in such discussions at all.

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

We have limited internal resources and if we fail to recruit and/or retain the services of key employees and external consultants as needed, we may not be able to achieve our strategic and operational objectives.

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

We also rely on a small staff of highly trained and experienced senior management and scientific, administrative and operations personnel and consultants to conduct our business. Reductions in our staffing levels have eliminated redundancies in key capabilities and skill sets among our full time staff and required us to rely more heavily on outside consultants and third parties. In addition, if in the future we need to perform sales, marketing and distribution functions for commercial and/or international operations, we will need to recruit experienced personnel and/or engage external consultants incurring significant expenditures.

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

According to publicly filed documents, Mr. Brad M. Kelley beneficially owns approximately 924,000 shares of our outstanding common stock and 31,620 shares of our series A convertible preferred stock. The shares of preferred stock are currently convertible at any time into approximately 333,000 shares of common stock at an initial conversion price of $94.86, are non-voting, and carry a 2.5% annual dividend yield. If Mr. Kelley had converted all of the shares of preferred stock on September 30, 2012, he would have held approximately 5% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley’s shares if he proposes to sell them to a third party.

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

Collectively, Mr. Kelley and Dr. Armen, our Chief Executive Officer, control approximately 10% of our outstanding common stock as of September 30, 2012, providing the ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 11%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley’s shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.

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

Between our initial public offering on February 4, 2000 and September 30, 2012, and for the nine months ended September 30, 2012, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.10 and $7.04 per share, respectively. The average daily trading volume for the nine months ended September 30, 2012 was approximately 208,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2012, we had approximately 24,585,000 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 6,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors’ Deferred Compensation Plan (DDCP), to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 5,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of September 30, 2012, an aggregate of 9.9 million of these shares remain available for sale. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2012, options to purchase 2,769,311 shares of our common stock with a weighted average exercise price per share of $7.09 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2012, we have 257,415 nonvested shares outstanding.

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

Date: November 7, 2012	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin
VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 10, 2002 and incorporated herein by reference.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

3.1.2	Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.1.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 30, 2011 and incorporated herein by reference.

3.1.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1.4 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2012 and incorporated herein by reference.

3.2	Fifth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Agenus Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4	Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(1)	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB	XBRL Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(2)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.