Form 10-K
period 2012-12-31
AGENUS INC
filed 2013-03-18
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was: $115.8 million. There were 25,299,770 shares of the registrant’s Common Stock outstanding as of February 22, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on the Company's current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, the activities of our licensees, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.
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
We believe that the risks identified in this Annual Report on Form 10-K, including, without limitation, the risks set forth in Part I-item 1A. "Risk Factors," could cause actual results to differ materially from any forward-looking statement contained in this Annual Report on Form 10-K. We encourage you to read those descriptions carefully. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.
Oncophage® and Stimulon® are registered trademarks of Agenus Inc. and its subsidiaries. All rights reserved.
Reverse Stock Split Except as otherwise indicated, information in this Annual Report on Form 10-K reflects the one-for-six reverse stock split of our common stock effected on October 3, 2011.

PART I

Item 1.	Business
Our Business
Overview
Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21 Stimulon, which is used by our licensees in numerous vaccines under development in clinical trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer's disease, human immunodeficiency virus, and tuberculosis. Within our HSP Platform we are developing our Recombinant Series and our Prophage Series vaccines. HerpV, a therapeutic vaccine candidate from the Recombinant Series which contains QS-21 Stimulon, has been tested in a Phase 1 clinical trial for the treatment of genital herpes and is now in a Phase 2 clinical trial. In our Prophage Series we have tested product candidates in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100, also known as Oncophage® vaccine, is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence. In addition, Phase 2 trials are fully enrolled in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “AGEN”.

Our Products and Technologies Under Development

Research and development expenses for the years ended December 31, 2012, 2011, and 2010, were $10.6 million, $11.0 million, and $12.9 million, respectively. Set forth below are the details of our research and development programs.

QS-21 Stimulon
QS-21 Stimulon, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 Stimulon are GlaxoSmithKline ('GSK") and JANSSEN Alzheimer Immunotherapy ("JANSSEN AI"). There are approximately 17 vaccines containing QS-21 Stimulon in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. Assuming regulatory approval, the first products containing QS-21 Stimulon are anticipated to be launched in 2014. The pipeline of product candidates containing QS-21 Stimulon is very diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer's disease. We do not incur clinical development costs for the product candidates of our licensees. In addition to the programs of our licensees, our internally-developed vaccine candidate HerpV, which is in a Phase 2 study for the treatment of genital herpes in Herpes Simplex Virus 2 (HSV-2) positive subjects, contains QS-21 Stimulon. See "Heat Shock Protein Technology - HerpV" below.
QS-21 Stimulon has the ability to stimulate antibody, or humoral, immune response, and has also been shown to activate cellular immunity. A natural product, QS-21 Stimulon is a triterpene glycoside, or saponin, purified from the bark of a South American tree called Quillaja saponaria. It is sufficiently characterized with a known molecular structure, thus distinguishing it from other adjuvant candidates, which are typically emulsions, polymers, or biologicals. QS-21 Stimulon has been tested in approximately 185 clinical trials involving, in the aggregate, over 40,000 subjects in a variety of cancer indications, infectious diseases, and other disorders. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon to be significantly more effective in stimulating antibody responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

Partnered QS-21 Stimulon Programs
A number of pharmaceutical and biotechnology companies have licensed QS-21 Stimulon from us for use in vaccines to treat a wide variety of human diseases. Companies with QS-21 Stimulon programs include GSK, and JANSSEN AI. In return for rights to use QS-21 Stimulon, these companies have generally agreed to pay us license fees, manufacturing payments, milestone payments, and royalties on product sales for at least 10 years after commercial launch, with some exceptions. In addition to our corporate licensing arrangements, we have developed a number of academic collaborations to test new vaccine concepts and products containing QS-21 Stimulon.

GSK. In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the "GSK License Agreement" and the "GSK Supply Agreement", respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon (the "GSK First Right to Negotiate Agreement"). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets. The first right to negotiate will expire after five years. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. We refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement, from time to time as the "GSK Agreements". As of December 31, 2012, we have received $21.3 million of a potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We are generally entitled to receive low single-digit royalties on net sales for a period of 7-10 years after the first commercial sale of a resulting GSK product with some exceptions. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the milestone payment obligations survive termination or expiration of the GSK Agreements for any reason, and the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.
We believe QS-21 Stimulon is a key component included in several of GSK's proprietary adjuvant systems and a number of GSK's vaccine candidates currently in development are formulated using adjuvant systems containing QS-21 Stimulon. GSK has ongoing Phase 3 studies evaluating its investigational MAGE-A3 Antigen-Specific Cancer Immunotherapeutic containing QS-21 Stimulon in melanoma and non-small cell lung cancer. We anticipate data from Phase 3 trials in melanoma, non-small cell lung cancer, malaria and shingles to be reported within the next year. In October 2011, The New England Journal of Medicine published results of a Phase 3 trial of GSK Biologicals' RTS,S malaria vaccine candidate containing QS-21 Stimulon. Results of the study, the largest malaria vaccine efficacy and safety trial ever conducted, demonstrate that RTS,S provided young African children with significant protection against clinical and severe malaria-reducing risk by 56 percent and 47 percent, respectively, for the 12-month period following vaccination. In November 2012, The New England Journal of Medicine published results of a second Phase 3 trial for RTS,S. In this study, infants (aged 6-12 weeks at first vaccination) receiving the RTS,S vaccine candidate experienced one-third fewer episodes of both clinical and severe malaria and experienced similar reactions to the injection when compared to those who received the control meningococcal C conjugate vaccine. Both co-primary endpoints in the large ongoing efficacy trial were met.
Elan/JANSSEN Alzheimer's Immunotherapy. Elan Pharmaceuticals, Inc. and/or its affiliates (“Elan”) had a commercial license for the use of QS-21 Stimulon in the research and commercialization of Elan's Alzheimer's disease vaccine candidate that contains QS-21 Stimulon (“JANSSEN Product”). Effective September 14, 2009, we entered into an Amended and Restated License Agreement with Elan, which was assigned by Elan to JANSSEN AI on September 17, 2009 (the “JANSSEN AI License Agreement”). Under the terms of the JANSSEN AI License Agreement, JANSSEN AI has the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the JANSSEN Product. In addition, pursuant to the terms of the JANSSEN AI License Agreement, JANSSEN AI has the right to manufacture all of its requirements of QS-21 Stimulon for use in the JANSSEN Product. We have no further supply obligations to JANSSEN AI. If all benchmarks are met under the JANSSEN AI License Agreement, we could receive up to $11.5 million in future milestone payments; $1.5 million has been received as of December 31, 2012. Furthermore, under the terms of the JANSSEN AI License Agreement, we are entitled to receive mid single-digit royalties on net sales of the JANSSEN Product for a period of at least 10 years after the first commercial sale of such product, if any. Expiration or termination of the JANSSEN AI License Agreement is without prejudice to any rights that accrued to the benefit of the parties prior to the date of such expiration or termination. Upon expiration of the JANSSEN AI License Agreement, JANSSEN AI will have a royalty-free license. JANSSEN may terminate the JANSSEN AI

License Agreement by giving us written notice. If a material breach is not cured within the time specified in the JANSSEN AI License Agreement, either party may terminate. Upon early termination of the JANSSEN AI License Agreement, JANSSEN AI's license rights terminate and future payment obligations do not accrue. The termination or expiration of the JANSSEN AI License Agreement will not relieve either party from any obligation which accrued prior to the termination or expiration. However, in the event that JANSSEN elects an early termination of the JANSSEN AI License Agreement, all rights to know-how, manufacturing technology and patents covered under the JANSSEN AI License Agreement will revert back to us.
Manufacturing
Except in the case of GSK and JANSSEN AI, we have retained worldwide manufacturing rights for QS-21 Stimulon. We have the right to subcontract manufacturing for QS-21 Stimulon and we have a supply agreement with a contract manufacturer for the production of QS-21 Stimulon through September 2014. In addition, under the terms of our agreement with GSK, GSK is committed to supply certain quantities of commercial grade QS-21 Stimulon to us and our licensees for a fixed period of time.
Heat Shock Protein Technology
Heat shock proteins, also known as HSPs, are also called stress proteins, as their expression is increased when cells experience various stresses like extremes of temperature (hot or cold) and oxygen deprivation. HSPs are present in all cells in all life forms from bacteria to mammals, and their structure and function are similar across these diverse life forms. Under normal conditions, HSPs play a major role in protein folding and transport of protein fragments called peptides within a cell, and are thus also known as “chaperones.” Antigenic peptides, those portions of a protein that stimulate immune responses when recognized by the immune cells, are also transported by these chaperones. Because HSPs interact with and bind many cellular proteins and peptides, they chaperone a broad array of antigenic peptides to facilitate their recognition by the immune system. Thus, HSPs play an integral role in capturing and presenting the antigenic “fingerprint” of a cell to a host's immune system.
Although HSPs are normally found inside cells, they also provide important danger signals when found outside of cells. Detection of HSPs outside of cells is indicative that cell death has occurred. This may have been caused by disease, mutation, or injury, whereby a cell's contents are spilled into body tissue. These HSPs send powerful “danger signals” to the immune system that initiate a cascade of events capable of generating a targeted immune response against the infection or disease-related cell death.
Combined, these functions of HSPs form the basis of our technology. The “chaperoning” nature of HSPs allows us to produce vaccines containing the antigenic fingerprint of a given disease. In the case of cancer, the vaccines are patient-specific, consisting of heat shock protein-peptide complexes, also known as HSPPCs, purified from a patient's tumor cells. These HSPPCs, when injected into the skin, are expected to stimulate a powerful cellular immune response potentially capable of targeting and killing the cancer cells from which these complexes were derived. Because cancer is a highly variable disease from one patient to another, due to rapid mutation of cancer cells, we believe that a patient-specific vaccination approach is required to generate a more robust and targeted immune response against the disease.
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
HerpV
HerpV, formerly known as AG-707 plus QS-21 Stimulon, is an investigational therapeutic vaccine candidate directed at the virus that causes genital herpes (herpes simplex virus-2, or HSV-2) and is the first potential recombinant (off-the-shelf) application of our HSP technology. HerpV includes our proprietary QS-21 Stimulon adjuvant. HerpV is a multivalent vaccine containing multiple synthetic HSV-2 peptides, which means that it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider HerpV to be part of a platform technology, since with the integration of heat shock proteins with antigenic peptides, we could potentially create therapeutic vaccines for various infectious diseases.
Genital herpes is one of the most common ulcerating diseases of the genital mucosa. The World Health Organization currently estimates that in the U.S., from 40 to 60 million people are HSV-2-infected, with an incidence of 1-2 million infections and 600,000 to 800,000 clinical cases per year. Prevalence in the 30-40 year-old population is about 30%. This disease often results in recurrent painful sores in the genital area. Current therapies involve taking a daily medication that only partly suppresses the virus.

Based on the results of completed toxicology studies and other preclinical activities, we submitted to the U.S. Food and Drug Administration (“FDA”) an investigational new drug application (“IND”) for HerpV during the second quarter of 2005. In October 2005, we initiated a multicenter Phase 1 clinical trial of HerpV. In this four-arm, Phase 1 study, 35 HSV-2 seropositive patients received HerpV(designated in the study as AG-707 plus QS-21 Stimulon), AG-707 alone, QS-21 Stimulon alone, or placebo. The vaccine was well tolerated, with injection site pain as the most common reported adverse event. All patients who were evaluable for immune response and received HerpV showed a statistically significant CD4+ T cell response (100%; 7/7) to HSV-2 antigens as detected by IFNy Elispot, and the majority of those patients demonstrated a CD8+ T cell response (75%; 6/8). This study is the first to demonstrate that HSPs complexed to viral antigens induce an antigen-specific T cell response in humans. The results from this study were published in the peer-reviewed journal Vaccine in September 2011. We believe this finding is the first of its kind finding in genital herpes treatment.

We advanced HerpV into a Phase 2 randomized, double-blind, multicenter study during the fourth quarter of 2012. This trial has been closed for screening and will measure the effect of vaccination on viral shedding in individuals infected with HSV-2. Experts in HSV-2 clinical research believe that a reduction in viral shedding could translate into clinical benefit.
The Prophage Series Vaccines
The Prophage Series vaccines describe our portfolio of patient-specific HSP-based therapeutic cancer vaccines, including the R-Series candidates in RCC, M-Series candidates in melanoma, and G-Series candidates in glioma. The first product derived from the R-Series (R-100, registered in Russia as Oncophage), represents the only approved treatment for adjuvant or non-metastatic kidney cancer patients at intermediate risk for disease recurrence. Below is a brief summary of our R-Series and G-Series candidates. There are no current on-going activities with our M-Series candidates.
Each Prophage Series vaccine candidate is made from a patient's tumor tissue. After a surgeon removes a patient's tumor, the majority of that tumor tissue is frozen and shipped to our manufacturing facility. Using a proprietary manufacturing process we isolate the HSPPCs from the tumor tissue. Through this isolation process, the HSPPCs are extracted, purified, and sterile-filtered from the tumor tissue, then formulated in solution and packaged in standard single-injection vials. After the performance of quality control testing, including sterility testing, we ship the frozen vaccine back to the hospital or clinic for administration. Medical professionals administer the vaccine by injecting the product into the skin.
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
Because our Prophage Series vaccines are derived from the patient's own tumor, they are unlike the majority of approved therapies and as such, they are experiencing a long development process and incurring high development costs, either of which could delay or prevent our commercialization efforts. For additional information regarding regulatory risks and uncertainties, please read the risks identified in Part 1-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Phase 3 Renal Cell Carcinoma Program (R-Series, Oncophage)
Renal cell carcinoma is the most common type of kidney cancer. The American Cancer Society estimates that there will be 65,150 new cases of kidney cancer and 13,680 people will die from the disease in the United States in 2013.
We initiated a Phase 3, multicenter, international trial for non-metastatic RCC into which the first patient was randomized in February 2001. As announced on March 24, 2006, the trial did not reach statistical significance in its primary endpoint of recurrence-free survival in the total patient population, though a positive trend was observed. During the protocol design process in 1999 and 2000, key opinion leaders were consulted, and the non-metastatic RCC patient population designated for enrollment in the trial was thought to be a relatively uniform group. In 2006, the Eastern Cooperative Oncology Group (“ECOG”) initiated a trial in adjuvant RCC with sorafenib and sunitinib that stratified their patient population into intermediate-risk, high-risk, and very high-risk recurrence categories. Using these ECOG defined criteria, analysis of the intermediate risk patients (362 of the 604 eligible patients in the trial) in the trial showed a statistically significant difference in recurrence-free survival in favor of the Oncophage arm. In part because the intermediate-risk category was not prospectively delineated prior to the trial's initiation, the FDA has indicated that, by itself, part I of our Phase 3 clinical trial in RCC is not sufficient to support a biologics license application (“BLA”) filing.
In April 2008, the Russian Ministry of Public Health issued a registration certificate for the use of Oncophage for the treatment of kidney cancer patients at intermediate risk for disease recurrence. Because, among other things, we have limited resources and minimal sales and marketing experience, commercialization of Oncophage has been slow, and only modest sales of Oncophage in Russia have occurred. The Russian registration was our first product approval from a regulatory authority, and the first approval of a patient-specific therapeutic cancer vaccine in a major market. In December 2011, we out-licensed this program to NewVac LLC (a subsidiary of ChemRar Ventures LLC, "NewVac"), a company focused on the development of innovative technology for cancer immunotherapy.
Through the December 2011 license, development and manufacturing technology transfer agreement with NewVac (“NewVac Agreement”) for Oncophage, we granted NewVac an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. The NewVac Agreement may be terminated by either party upon a material breach if the breach is not cured within the time specified in the agreement. The NewVac Agreement may also be terminated by us if certain milestones are not achieved and by NewVac without cause. The NewVac Agreement has an initial term of three years and may be extended under certain terms for a period ending the later of December 2021, or the expiration of the last valid claim of the licensed patent rights, as defined in the NewVac Agreement. During the term of the NewVac Agreement we are entitled to receive modest milestone payments in addition to payments for supply of Oncophage and/or royalties in the low double-digits on net sales of Oncophage. We anticipate first commercial sale through NewVac to occur in 2013. Upon termination of the NewVac Agreement, all activity under the agreement immediately ceases.
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
Glioma (G-Series)
Glioma is a cancer affecting the central nervous system that begins in glial cells (connective tissue cells that surround and support nerve cells). Malignant glioma is currently a fatal disease. The American Cancer Society estimates that 23,130 new cases of the brain and other nervous system cancers will be diagnosed during 2013 in the U.S., and that 14,080 people will die from these tumors during 2013 in the U.S.
A Phase 2 trial testing the Prophage Series vaccine candidate G-100 in combination with Temodar® (temozolomide) in newly diagnosed glioma has been fully enrolled and patient follow up is underway. A Phase 2 clinical trial with Prophage Series vaccine G-200 in recurrent, high-grade glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. These studies have been led by the Brain Tumor Research Center at the University of California, San Francisco (“UCSF”), with grants from the American Brain Tumor Association and the National Cancer Institute Special Programs of Research Excellence. The G-100 and G-200 studies are solely based in the United States.
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

In 2012, the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI) approved a study of the Prophage Series G-200 vaccine in a large, randomized Phase 2 trial in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. The study, sponsored by the Alliance for Clinical Trials in Oncology, an NCI cooperative group, is designed to investigate the combination of G-200 and Avastin in a three-arm randomized study of approximately 220 patients with surgically resectable recurrent glioma. The study is designed to compare efficacy of G-200 given with Avastin either concomitantly or at progression, versus Avastin alone, in the therapy of surgically resectable recurrent glioma. This study is anticipated to begin enrolling patients during the first half of 2013.

Manufacturing
Commercial and clinical supplies of Oncophage and other vaccine candidates deriving from the Prophage Series are manufactured in our Lexington, Massachusetts facility. We estimate that this facility could support the production of up to 4,000 batches per year. On average, it takes eight to 10 hours of direct processing time to manufacture a patient batch of vaccine. Our licensee NewVac is also establishing commercial manufacturing capabilities in Russia to meet its future supply needs.
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
Intellectual Property Portfolio
We seek to protect our technologies through a combination of patents, trade secrets and know-how and currently have exclusive rights, through outright ownership or through exclusive licenses, to 74 issued United States patents and 105 issued foreign patents. We also have exclusive rights to five pending United States patent applications and 17 pending foreign patent applications. While we have patent coverage in Russia for Oncophage, we may not have rights in other territories where we may pursue regulatory approval for Prophage Series vaccine candidates.
Our issued patents include those that cover our core technologies including HSPs for the treatment of cancers and infectious disease, and saponin adjuvants.
The issued patents that cover the Prophage Series vaccines expire at various dates between 2015 and 2024. The issued patents to HerpV expire at various dates between 2014 and 2017. Our patent to purified QS-21 Stimulon expired in most territories in 2008. Additional protection for QS-21 Stimulon in combination with other agents is provided by our other issued patents which expire between 2016 and 2022. We continue to explore means of extending the life cycle of our patent portfolio.
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
Fordham University
During 1995, Dr. Srivastava moved his research to Fordham University (“Fordham”). We entered into a sponsored research and technology license agreement with Fordham in March 1995 (the “Fordham Agreement”) relating to the continued development of the heat shock protein technology and agreed to make payments to Fordham to sponsor Dr. Srivastava's research. Through the Fordham Agreement, we obtained an exclusive, perpetual, worldwide license to all of the intellectual property, including all the patent rights, which resulted from the research and development performed by Dr. Srivastava at Fordham. We also agreed to pay Fordham a royalty on the net sales of products covered by the Fordham Agreement through the last expiration date on the patents under the agreement (2018) or when the patents become no longer valid. The agreement does not contain any milestone payment provisions or any diligence provisions. Dr. Srivastava moved his research to the University of Connecticut Health Center (“UConn”) during 1997 and, accordingly, the parts of the agreement related to payments for sponsored research at Fordham terminated in mid-1997. During the term of this agreement, we paid Fordham approximately $2.4 million.
University of Connecticut
In May 2001, we entered into a license agreement with UConn which was amended in March 2003 and June 2009. Through the license agreement, we obtained an exclusive worldwide license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires (2022) or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of 6 months. The license agreement contains aggregate milestone payments of approximately $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals, and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. Under the March 2003 amendment, we agreed to pay UConn an upfront payment and to make future payments for each patent or patent application with respect to which we exercised our option under the research agreement. As of December 31, 2012, we have paid approximately $430,000 to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.
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
Additionally, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.
Competition
Competition in the pharmaceutical and biotechnology industries is intense. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products for the treatment of cancer and infectious diseases. In addition, many competitors focus on immunotherapy as a treatment for cancer and infectious diseases. In particular, some of these companies are developing cancer vaccines produced from a patient's own cells or tissue. Others are focusing on developing heat shock protein products. Prior to regulatory approval, we may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. In addition, we compete for funding, access to licenses, personnel, and third-party collaborations. Many competitors have substantially greater financial, manufacturing, marketing, sales, distribution, and technical resources, and more experience in research and development, clinical trials, and regulatory matters, than we do. Competing companies developing or acquiring rights to more efficacious therapeutic products for the same diseases we are targeting, or which offer significantly lower costs of treatment, could render our products noncompetitive or obsolete. See Part I-Item 1A. “Risk Factors- Our competitors in the biotechnology and pharmaceutical industries may have superior products, manufacturing capability, selling and marketing expertise and/or financial and other resources.”
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
We are aware of compounds that claim to be identical to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, MF59 under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, the Company has provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc. and CSL Limited, as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive for our ability to execute future partnering and licensing deals with QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products we develop.

We are aware of certain programs and products under development by other companies that may compete with our programs and products. Several of these companies have products that utilize similar technologies and/or patient-specific medicine techniques. Genentech markets Avastin, and Eisai and Arbor Pharmaceuticals market Gliadel, for treatment of recurrent glioma. In addition, TVAX Biomedical and Stemline Therapeutics are developing immunotherapy candidates (TVI-Brain-1 and SL-701) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950), Activartis Biotech (GBM-Vax) and Celldex (CDX-110). Celldex is also currently developing a vaccine candidate for recurrent glioma. Other companies may begin development programs as well. Oncophage may compete with therapies currently in development for non-metastatic RCC, such as sorafenib, sunitinib, temsirolimus, bevacizumab and pazopanib. As vaccines from our Prophage Series are potentially developed in other indications, they could face additional competition in those indications. In addition, and prior to regulatory approval, our Prophage Series vaccines and all of our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying.
Valtrex (GSK) and Famvir (Novartis) are small molecule drugs marketed for treatment of genital herpes. Other companies are engaged in research for vaccines for treatment of genital herpes including Genocea and Vical. AiCuris Gmbh is engaged in clinical research of a small molecule drug for treatment of genital herpes and has completed a Phase 2 trial.
We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer and infectious disease therapies continue to accelerate.
Employees
As of February 22, 2013, we had approximately 53 employees, of whom 9 were Ph.D.s and 2 were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.
Corporate History
Antigenics L.L.C. was formed as a Delaware limited liability company in 1994 and was converted to Antigenics Inc., a Delaware corporation, in February 2000 in conjunction with our initial public offering of common stock. As of January 6, 2011, we changed our name from Antigenics Inc. to Agenus Inc.
Availability of Periodic SEC Reports
Our Internet website address is www.agenusbio.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Securities Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). The contents of our website are not part of, or incorporated into, this document. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the sections entitled “Investors” and “Media,” as sources of information about us.

Item 1A.	Risk Factors
Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occurs, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
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

Our net losses for the years ended December 31, 2012, 2011, and 2010, were $11.3 million, $23.3 million, and $21.9 million, respectively. During the year ended December 31, 2012 we generated a significantly smaller net loss due primarily to revenue generated from amendments of certain license agreements during the first quarter. Therefore, our smaller net loss for the year ended December 31, 2012 is not indicative of future results. We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21 Stimulon, our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations. From our inception through December 31, 2012, we have incurred net losses totaling $619.0 million.
On December 31, 2012, we had $21.5 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at December 31, 2012 along with the estimated proceeds from our license, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through 2013 based on our estimated annual use of cash of $18-21 million during 2013. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the year ended December 31, 2012, our average monthly cash provided by operating activities was approximately $85,000. This average monthly cash provided by operating activities primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. We do not anticipate significant capital expenditures during 2013.
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
There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting preclinical and clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•the cost of manufacturing;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
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
As of December 31, 2012, we had debt outstanding of $39.2 million in principal, including $39.0 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”).

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

Other than for the year ended December 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $1.0 million for the year ended December 31, 2012, primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. For the years ended December 31, 2011, and 2010, net cash used in operating activities was $16.2 million, and $14.8 million, respectively.
Our 2006 Notes contain restrictive covenants and are convertible into an equity interest in one of our subsidiaries that holds important rights to our QS-21 Stimulon® adjuvant and HerpV technologies.
Our 2006 Notes, due August 2014, are secured by the equity of our wholly-owned subsidiary that holds the QS-21 Stimulon and HerpV technologies. At the option of the holders, our 2006 Notes can be converted in whole or in part into an equity interest in this subsidiary, subject to our ability to preempt the conversion by redeeming the 2006 Notes to be so converted at a price equal to the conversion amount of such notes plus an amount that, when taken together with any cash interest payments previously made with respect to such 2006 Notes, would generate a 30% annual internal rate of return to the holders. If converted into an equity interest of this subsidiary, the ownership interest in the subsidiary will be determined by multiplying (x) the quotient of the conversion amount divided by $25.0 million, by (y) 30%. In addition, our 2006 Notes grant holders a right of first refusal in any future equity issuance in this subsidiary so that holders of our 2006 Notes may purchase up to 50% of any newly issued equity in this subsidiary. Our 2006 Notes contain a number of restrictions and covenants, including, but not limited to, restrictions and covenants that limit our ability, and the ability of our subsidiary mentioned above, to:

•	incur certain additional indebtedness;

•	make certain investments;

•	enter into certain affiliated party transactions;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of our assets; and/or

•	change our line of business.

If the holders elect not to convert into the subsidiary, then at the maturity of the 2006 Notes, we may elect to repay the then outstanding balance in cash or in common stock, subject to certain limitations. If we elect to repay the notes in common stock, we are limited to the number of shares we can issue, whereby the note holders cannot beneficially own in excess of 9.99% of our outstanding common stock at any given time. See “Risk Factors - We have significant debt, and we may not be able to make interest or principal payments when due.” At December 31, 2012, the outstanding principal balance of the 2006 Notes was $39.0 million.
We may not receive anticipated QS-21 Stimulon revenues from our licensees.
With the exception of our HerpV program we currently rely upon and expect to continue to rely upon third party licensees, particularly GSK and JANSSEN AI, to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant. We expect that we will rely on similar relationships if we develop new adjuvants in our Saponin Platform.
In return for rights to use QS-21 Stimulon, our licensees have generally agreed to pay us license fees, supply payments, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch, with some exceptions. As each licensee controls its own product development process, we cannot predict our licensees' requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or cease programs containing QS-21 Stimulon at any time. In the event that our licensees develop vaccines using QS-21 Stimulon, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties in the future.
In addition, where we had previously supplied GSK and JANSSEN AI with all their requirements of QS-21 Stimulon, we have amended our agreements so that they are permitted to manufacture their own QS-21 Stimulon. We are unable to predict what amount of QS-21 Stimulon, if any, will be purchased from us by other licensees or collaborators in the future. Any such inability to receive anticipated QS-21 Stimulon revenues would have a material adverse effect on our business, financial condition and results of operations.
Our patent on QS-21 Stimulon composition of matter has already expired in virtually all territories and we rely on unpatented technology and know-how to protect our rights to QS-21 Stimulon.
Our patent on QS-21 Stimulon composition of matter has already expired in virtually all territories, and our patent rights are limited to protecting certain combinations of QS-21 Stimulon with other adjuvants or formulations of QS-21 Stimulon with other agents. Although our licenses also rely on unpatented technology, know-how, and confidential information, these intellectual property rights may not be enforceable in certain jurisdictions and, therefore, we may not be able to collect anticipated revenue from our licensees. Any such inability would have a material adverse effect on our business, financial condition and results of operations.
Our HerpV therapeutic vaccine candidate is in early stage development and we may not be able to successfully develop this candidate.
Based on the results of our Phase 1 clinical trial of HerpV administered in combination with QS-21 Stimulon, we have advanced this product candidate into a Phase 2 trial that will measure the effect of vaccination on viral shedding in individuals infected with HSV-2 (genital herpes). This trial and further trials, and our HerpV development program in general, may not be successful or yield a partnering opportunity for us. While our Phase I clinical trial yielded positive immunological findings, it was limited in size and scope and the results may not translate into a clinical measurable effect on the frequency or duration of viral shedding in future trials with HerpV. In addition, even if our product candidate is successful in reducing viral shedding, it is possible that this could not translate into a clinical benefit. The success of the Phase 2 trial is also dependent on, upon other things, maintaining sufficient supply of the required investigational materials, enrolling sufficient patients and the adherence of these patients to the study protocol. Even if the trial is deemed successful, we may not have the resources required to advance the vaccine further and it is possible that research and discoveries by others will render our product candidate obsolete or noncompetitive.
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
Since approval, minimal sales have occurred in Russia. In December 2011, we secured a partner for Oncophage when we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”) an exclusive license to manufacture, market, and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. There is no guarantee that NewVac's efforts will be successful, or that we will receive any financial or other benefits from this arrangement. In addition, NewVac has the right to terminate its agreement with us at any time without cause.
NewVac is in the process of establishing manufacturing capabilities in Russia with completion anticipated within the next year. During this period we have agreed to continue Oncophage manufacturing supply in our Lexington, MA, facility. As long as we manufacture Oncophage in the United States for importation into Russia, complexities unique to the logistics of this product may delay shipments and limit our ability to move commercial product in an efficient manner without incident. See “Risk Factors-Manufacturing problems may cause delays, unanticipated costs, or loss of revenue streams.”
In addition, to date we have not been able to secure government reimbursement and there is no guarantee that NewVac will be able to do so. There appears to be a limited private-pay market in Russia, and many patients will not be capable of paying for Oncophage without third party reimbursement. The reimbursement system in Russia is uncertain and has experienced serious funding and administrative problems in its national and regional reimbursement programs. See “Risk Factors- If we, or our licensees, fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.”

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
The FDA has indicated that our Phase 3 clinical trials of Oncophage and Prophage Series vaccine M-200 cannot, by themselves, support BLA filings in the studies' indications (RCC and metastatic melanoma). Furthermore, our existing data may not support registration or approval in other territories outside of Russia as this Phase 3 trial did not reach statistical significance in its primary endpoint of recurrence-free survival in the total patient population.
Due to our lack of resources, our ability to perform additional studies may be limited. In addition, studies may take years to complete and may fail to support regulatory filings for many reasons. Our Prophage Series vaccines are a novel class of patient-specific (derived from the patient's own tumor) oncology therapies, and the FDA and foreign regulatory agencies, including the EMA, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have limited experience in reviewing these types of therapies. Therefore, product candidates derived from the Prophage Series vaccines may experience high development costs and a long regulatory review process, either of which could delay or prevent commercialization efforts.
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
Depending on the type and stage of cancer and the patient population, our ability to successfully develop and commercialize the Prophage Series vaccines for a particular cancer depends in part on our, and following successful technology transfer to our licensee, their ability to purify heat shock proteins from that type of cancer. If we or our licensee experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, we may face delays in enrolling sufficient patients and subsequently utilize more internal resources to satisfy enrollment requirements. Manufacturing failures may also lower the probability of a successful analysis of the data from clinical trials and, ultimately, the ability to obtain regulatory approvals. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 85% of the tumors received from patients in our Phase 2 clinical trials in glioma. We expect to continue to devote resources to allow for a better evaluation of tumor characteristics and screening methods in an attempt to increase manufacturing success rates.
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
Except in the case of GSK and JANSSEN AI, we have retained worldwide manufacturing rights for QS-21 Stimulon. We have the right to subcontract manufacturing for QS-21 Stimulon for our other existing and future QS-21 Stimulon manufacturing and supply needs, and we have a supply agreement with a contract manufacturer for the production of QS-21 Stimulon through September 2014. If we are not able to renew this agreement we may not be able to supply QS-21 Stimulon to meet future supply obligations on favorable terms or at all. For example, although GSK is a source of QS-21 Stimulon supply for us, their obligation to supply is for a limited duration, and various factors could impact our decision to exercise this right. In addition, we or our currently contracted suppliers may not have the ability to manufacture commercial grade QS-21 Stimulon.
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
Biopharmaceutical manufacturing is also subject to extensive government regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of product candidates. In addition, facilities are subject to ongoing inspections, and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.
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
In addition, various other risks associated with foreign operations may impact our success. Possible risks include fluctuations in the value of foreign and domestic currencies, disruptions in the import, export, and transportation of patient tumors and our product, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, and unexpected regulatory, economic, or political changes in foreign markets. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change.”
If we, or our licensees, fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.
Public and private insurance programs may determine that they will not cover our product candidates or the product candidates of our licensees. Government-sponsored health care systems typically pay a substantial share of health care costs, and they may regulate reimbursement levels of products to control costs. If we or our licensees are unsuccessful in obtaining substantial reimbursement for our product candidates from national or regional funds, we will have to rely on private-pay, which may delay or prevent our launch efforts, because the ability and willingness of patients to pay for our products is unclear.
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
Genentech markets Avastin and Eisai and Arbor Pharmaceuticals market Gliadel, both for treatment of recurrent glioma. In addition, TVAX Biomedical and Stemline Therapeutics are developing immunotherapy candidates (TVI-Brain-1 and SL-701, respectively) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950), Activartis Biotech (GBM-Vax) and Celldex (CDX-110). Celldex is also currently developing a vaccine candidate for recurrent glioma. Other companies may begin such development as well.
There is no guarantee that our products or product candidates will be able to compete with potential future products being developed by our competitors. For example, Oncophage may compete with therapies currently in development for non-metastatic RCC, such as sorafenib, sunitinib, temsirolimus, bevacizumab and pazopanib. As vaccines from our Prophage Series are potentially developed in other indications, they could face additional competition in those indications. In addition, and prior to regulatory approval, our Prophage Series vaccines and all of our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.
Valtrex (GSK) and Famvir (Novartis) are small molecule drugs marketed for treatment of genital herpes. Other companies are engaged in research for vaccines for treatment of genital herpes including Genocea and Vical. AiCuris Gmbh is engaged in clinical research of a small molecule drug for treatment of genital herpes and has completed a Phase 2 trial.
Our patent to purified QS-21 Stimulon expired in most territories in 2008. Additional protection for our QS-21 Stimulon proprietary adjuvant in combination with other agents is provided by our other patents. Our license and manufacturing agreements for QS-21 Stimulon generally provide royalties independent of patent expiry for at least 10 years after commercial launch, with some exception. However, there is no guarantee that we will be able to collect royalties in the future.
We are aware of compounds that claim to be identical to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, MF59 under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, the Company has provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc. and CSL Limited, as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive with our ability to do future partnering and licensing deals with QS-21 Stimulon.

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

Our future growth depends on our ability to successfully identify, develop, acquire or in-license products and product candidates; otherwise, we may have limited growth opportunities.
An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our existing business. However, these business activities may entail numerous operational and financial risks, including:

•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new products;

•	disruption of our business and diversion of our management's time and attention;

•	higher than expected development, acquisition or in-license and integration costs;

•	exposure to unknown liabilities;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	inability to retain key employees of any acquired businesses;

•	difficulty in managing multiple product development programs; and

•	inability to successfully develop new products or clinical failure.
We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
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
While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of Oncophage or any of the other Prophage Series vaccines other than the agreement with NewVac giving them an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. Due to the announcements in March 2006 that part I of our Phase 3 trial in RCC did not achieve its primary endpoint in the intent to treat population, and in November 2009, that the CHMP adopted a negative opinion on our MAA, and because companies may be skeptical regarding the potential success of a patient-specific product candidate, many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.
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
Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of candidates from the Prophage G Series is currently dependent in large part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the University of California, San Francisco, which is conducting Phase 2 clinical trials of Prophage Series vaccines G-100 and G-200 for the treatment of glioma and the Alliance for Clinical Trials in Oncology, a national Cancer Institute cooperative group, which is sponsoring a Phase 2 clinical trial of G-200 in patients with surgically resectable glioma. In addition, substantially all product candidates containing QS-21 Stimulon, other than HerpV, depend on the success of our collaborative partners or licensees, and the Company's relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates. In addition, when our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing or quality of such trials or related activities.
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

Risks Related to Regulation of the Biopharmaceutical Industry
The drug development and approval process is uncertain, time-consuming, and expensive.
Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of December 31, 2012, we have spent approximately 18 years and $297.6 million on our research and development program in heat shock proteins for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.
The timing and success of a clinical trial is dependent on obtaining and maintaining sufficient cash resources, successful production of clinical trial material, enrolling sufficient patients in a timely manner, avoiding serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile, among other considerations. The timing and success of our clinical trials, in particular, are also dependent on clinical sites and regulatory authorities accepting each trial's protocol, statistical analysis plan, product characterization tests, and clinical data. In addition, regulatory authorities may request additional information or data that is not readily available. Delays in our ability to respond to such requests would delay, and failure to adequately address concerns would prevent, our commercialization efforts. We have encountered in the past, and may encounter in the future, delays in initiating trial sites and enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approval. There is no guarantee we will successfully initiate and/or complete our clinical trials.
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

Delays or failures in our receiving regulatory approval for our product candidates in a timely manner may result in us having to incur additional development expense and subject us to having to secure additional financing. As a result, we may not be able to commercialize them in the time frame anticipated, and our business will suffer.
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
Because we are a company operating in a highly regulated industry, regulatory authorities could take enforcement action against us in connection with our, or our licensees or collaborators, business and marketing activities for various reasons. For example, the FCPA prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad.
From time to time, new legislation is passed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA and other foreign health authorities. Additionally, regulations and guidance are often revised or reinterpreted by health agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or whether regulations, guidance, or interpretations will change, and what the impact of such changes, if any, may be. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.
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
Risks Related to Intellectual Property Rights
If we fail to sustain and further build our intellectual property rights, competitors may be able to take advantage of our research and development efforts to develop competing products.
If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. As of March 2013 we have exclusive rights to 74 issued United

States patents and 105 issued foreign patents. We also have exclusive rights to five pending United States patent applications and 17 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
Furthermore, the product development timeline for biotechnology products is lengthy and it is possible that our issued patents covering our product candidates in the United States and other jurisdictions may expire prior to commercial launch. In addition, because our patent on QS-21 Stimulon composition of matter has already expired in virtually all territories, our patent rights are limited to protecting certain combinations of QS-21 Stimulon with other adjuvants or formulations of QS-21 Stimulon with other agents, e.g., excipients that improve performance of the compound. However, there is no guarantee that a third party would necessarily choose to use QS-21 Stimulon in combination with such adjuvants or formulate it with the excipients covered by our patents. We are aware of at least one other party that makes a synthetic version of QS-21, claimed by such party to be equivalent in activity to our natural QS-21 Stimulon, and has also developed derivatives of QS-21, which have shown biological activity.
Furthermore, for patent applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the U.S. PTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2012) which brings into effect significant changes to the U.S. patent laws that are yet untried and untested, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the U.S. This will require us to be cognizant after March 16, 2013 of the time from invention to filing of a patent application. Additionally, for applications containing a claim not entitled to priority before March 16, 2013, there is a risk that a third party will initiate a post grant review following the issuance of a patent.
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
If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask a court to rule that our patents are invalid and should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of our patents. In addition, there is a risk that the court will decide that our patents are not valid and that we do not have the right to stop the other party from using the claimed inventions. There is also the risk that, even if the validity of our patents is upheld, the court will refuse to stop the other party on the grounds that such other party's activities do not infringe our patents.
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

Furthermore, a third party may claim that we are using inventions covered by such third-party's patents or other intellectual property rights and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. There is a risk that a court would decide that we are infringing the third-party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party substantial damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Moreover, patent holders sometimes send communications to a number of companies in related fields suggesting possible infringement, and we, like a number of biotechnology companies, have received such communications in the past and may receive others in the future. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult, since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.
If patent litigation or other proceeding is resolved against us, we or our licensees or collaborators may be enjoined from using, manufacturing, selling, or importing our products or processes without a license from the other party, and we may be held liable for significant damages. We may not be able to obtain any required licenses on commercially acceptable terms or at all.
During the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to enter into collaborations with other entities, obtain financing, or compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time and other resources.
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

Risks Related to Litigation
We may face litigation that could result in substantial damages and may divert management's time and attention from our business.
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
We are also exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive or employee was to be investigated, or an action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team.
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
We manufacture the Prophage Series vaccines from a patient's cancer cells, and medical professionals must inject the vaccines into the same patient from which they were manufactured. A patient may sue us if a hospital, a shipping company, or we fail to receive the removed cancer tissue or deliver that patient's vaccine. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases and that shipments of tumor and/or vaccines may be lost, delayed, or damaged. Additionally, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. To date, we have obtained transportation insurance coverage for commercial Oncophage being shipped to Russia. We do not have any other insurance that covers loss of or damage to the Prophage Series vaccines or tumor material, and we do not know whether such insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for use of our product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence coverage. This limited insurance coverage may be insufficient to fully cover us for future claims.
We are also subject to laws generally applicable to businesses, including but not limited to, federal, state and local wage and hour, employee classification, mandatory healthcare benefits, unlawful workplace discrimination and whistle-blowing. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, results of operations, financial condition, cash flow and future prospects.
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
Although we believe that our current procedures and programs for handling, storage, and disposal of these materials comply with federal, state, and local laws and regulations, we cannot eliminate the risk of accidents involving contamination from these materials. Although we have a workers' compensation liability policy, we could be held liable for resulting damages in the event of an accident or accidental release, and such damages could be substantially in excess of any available insurance coverage and could substantially disrupt our business.
Risks Related to our Common Stock
Unaffiliated holders of certain convertible securities may convert such securities into a substantial percentage of our outstanding common stock.
According to publicly filed documents, Mr. Brad M. Kelley beneficially owns approximately 1,591,000 shares of our outstanding common stock and 31,620 shares of our series A-1 convertible preferred stock. The shares of preferred stock are currently convertible at any time into approximately 333,000 shares of common stock at an initial conversion price of $94.86, are non-voting, and carry a 0.6325% annual dividend yield. If Mr. Kelley converted all of the shares of preferred stock on February 4, 2013, he would have held approximately 8% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley's shares if he proposes to sell them to a third party.
Ingalls & Snyder LLC holds $31.2 million aggregate principal amount of our 2006 Notes. Upon maturity in 2014, we may elect to repay the outstanding balance of our 2006 Notes in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common stock at maturity (August 2014), the number of shares issued will be determined by dividing the cash obligation by 90 percent of the weighted average price of the common shares for the 20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization exceeding $300 million at such time. In no event will the note holder be obligated to accept equity that would result in them owning in excess of 9.99% of the Company's outstanding common stock at any given time in connection with any conversion, redemption, or repayment of the 2006 Notes.
Collectively, Mr. Kelley and Dr. Armen, our Chief Executive Officer, control approximately 13% of our outstanding common stock as of February 4, 2013, providing the ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 14%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley's shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.
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

The first right to negotiate provision contained in our agreement with one of our licensees could hinder or delay a change of control of the Company or the sale of certain of our assets
We have entered into a First Right to Negotiate and Amendment Agreement with GSK that affords GSK, one of our licensees, a first right to negotiate with us in the event we determine to initiate a process to effect a change of control of our company with, or to sell certain of our assets to, an unaffiliated third party or in the event that a third party commences an unsolicited tender offer seeking a change of control of our company. In such event, we must provide GSK a period of time to determine whether it wishes to negotiate the terms of such a transaction with us. If GSK affirmatively so elects, we are required to negotiate with GSK in good faith towards effecting a transaction of that nature for a specified period. During the negotiation period, we are obligated not to enter into a definitive agreement with a third party that would preclude us from negotiating and/or executing a definitive agreement with GSK. If GSK determines not to negotiate with us or we are unable to come to an agreement with GSK during this period, we may enter into the specified change of control or sale transaction within the ensuing 12 months, provided that such a transaction is not on terms in the aggregate that are materially less favorable to us and our stockholders (as determined by our Board of Directors, in its reasonable discretion) than terms last offered to us by GSK in a binding written proposal during the negotiation period. The first right to negotiate terminates on March 2, 2017. Although GSK's first right to negotiate does not compel us to enter into a transaction with GSK nor prevent us from negotiating with or entering into a transaction with a third party, the first right to negotiate could inhibit a third party from engaging in discussions with us concerning such a transaction or delay our ability to effect such a transaction with a third party.
Our stock has historically had low trading volume, and its public trading price has been volatile.
Between our initial public offering on February 4, 2000 and December 31, 2012, and for the year ended December 31, 2012, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.10 and $7.04 per share, respectively. The average daily trading volume for the year ended December 31, 2012 was approximately 176,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials;

•	results of our preclinical studies and clinical trials;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaborative partners;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development; and

•	quarterly fluctuations in our financial results;

•	variations in the level of expenses related to any of our product candidates or clinical development programs;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

•
general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock.
In the past, securities class action litigation has often been brought against a company following a significant decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant stock price volatility.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock, or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
The sale of a significant number of shares could cause the market price of our stock to decline.
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of December 31, 2012, we had approximately 24,602,000 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 6,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan (DDCP), to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of December 31, 2012, an aggregate of 16.4 million of these shares remain available for sale. The market price of our common stock may decrease based on the expectation of such sales.
As of December 31, 2012, options to purchase 2,748,883 shares of our common stock with a weighted average exercise price per share of $7.07 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2012, we have 249,968 nonvested shares outstanding.
We may issue additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities. In addition, such securities may have rights senior to the rights of securities held by existing investors.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and to comply with changing regulation of corporate governance and public disclosure could have a material adverse effect on our operating results and the price of our common stock.
The Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and Nasdaq have resulted in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations regarding the required assessment of our internal control over financial reporting, and our independent registered public accounting firm's audit of internal control over financial reporting, have required commitments of significant management time. We expect these commitments to continue.
Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2012, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.
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
We maintain our manufacturing, research and development, and corporate offices in Lexington, Massachusetts. During April 2011, we executed a Fifth Amendment of Lease reducing our occupied space in this facility from approximately 162,000 square feet to approximately 82,000 square feet. This lease agreement terminates in August 2023 with an option to renew for one additional ten-year period. We have sublet a portion of this facility under a lease that expires in August 2013.
We also lease approximately 5,400 square feet in an office building in New York, New York under a lease that terminates in April 2013. During December 2012 we entered into a commercial lease for approximately 5,600 square feet of office space in New York, New York for use as corporate offices that terminates in May 2020.
We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current operational needs. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing or office facilities and will do so through lease renewals prior to expiration or through replacing them with equivalent facilities.

Item 3.	Legal Proceedings
We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures
Not applicable

Executive Officers of the Registrant
Set forth below is certain information regarding our current executive officers, including their age, as of March 1, 2013:

Name	Age	Title
Garo H. Armen, Ph.D.	60	Chairman of the Board and Chief Executive Officer
Christine M. Klaskin	47	Vice President, Finance, Principal Accounting Officer, and Principal Financial Officer
Karen H. Valentine	41	Vice President and General Counsel
Kerry A. Wentworth	40	Vice President, Clinical, Regulatory & Quality

Garo H. Armen, PhD—Dr. Armen has been Chairman and CEO since the Company's founding with Pramod Srivastava in 1994. From mid-2002 through 2004, he was Chairman of the Board of Directors for the biopharmaceutical company Elan Corporation, plc. Dr. Armen is also the founder and President of the Children of Armenia Fund, a charitable organization established in 2000 that is dedicated to the positive development of the children and youth of Armenia.
Christine M. Klaskin—Christine M. Klaskin has been Vice President, Finance, Principal Accounting Officer since October 2006 and Principal Financial Officer since May 2012. Since joining Agenus Inc. in 1996 as finance manager, Ms. Klaskin has held various positions within the finance department and has been involved in all equity and debt offerings of the Company including its IPO. Ms. Klaskin is currently a member of the board of directors of American DG Energy Inc. Prior to joining Agenus, Ms. Klaskin was employed by Arthur Andersen as an audit manager. Ms. Klaskin received her Bachelor of Accountancy from The George Washington University.
Karen H. Valentine—Karen Higgins Valentine has been Vice President and General Counsel since January 2008 and also has served as Secretary since 2007 and Chief Compliance Officer of the Company since 2008. Prior to joining Agenus Inc. in 2004, Ms. Valentine was an associate in the biotechnology practice of Palmer & Dodge LLP (now Edwards Wildman). While at the law firm, she provided corporate law services to a broad range of both public and private corporations, and developed an expertise in the areas of licensing and strategic collaborations. Ms. Valentine graduated cum laude with a bachelor’s degree in neuroscience from Colgate University, and received her law degree, magna cum laude, from Boston University School of Law.

Kerry A. Wentworth—Kerry Wentworth has been Vice President, Clinical, Regulatory & Quality since June 2006. Before joining Agenus Inc. in 2005, Ms. Wentworth served as senior director of regulatory affairs at Genelabs Technologies, where she was responsible for the business’ regulatory and quality functions. There she focused on the late-stage clinical development and subsequent US and European commercial application filings for the company’s lead product Prestara. Prior to Genelabs, Ms. Wentworth held various positions in regulatory affairs at Shaman Pharmaceuticals and at Genzyme Corporation. Ms. Wentworth received a BS in pre-veterinary medicine from the University of New Hampshire.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”
The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock.

	High	Low
2011
First Quarter	$6.96	$5.16
Second Quarter	6.72	4.62
Third Quarter	5.10	2.76
Fourth Quarter	4.43	1.92
2012
First Quarter	6.85	2.00
Second Quarter	7.41	4.76
Third Quarter	5.47	4.30
Fourth Quarter	4.95	3.37
As of February 14, 2013, there were approximately 1,700 holders of record and approximately 18,800 beneficial holders of our common stock.
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
Stock Performance
The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2007 to December 31, 2012, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2007. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.
This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,
NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

200
150
100
50
0
Index Value
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Period Ending
Agenus Inc.
NASDAQ Stock Market (U.S. Companies) Index
NASDAQ Biotechnology Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Agenus Inc.	100.00	23.53	31.37	49.51	16.34	33.50
NASDAQ Stock Market (U.S. Companies) Index	100.00	59.46	85.55	100.02	98.22	113.85
NASDAQ Biotechnology Index	100.00	87.37	101.03	116.19	129.91	171.36
Recent Sales of Unregistered Securities—None
Information concerning our equity compensation plans is set forth in our Definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year under the heading “Equity Plans,” which is incorporated herein by reference.

Item 6.	Selected Financial Data
We have derived the consolidated balance sheet data set forth below as of December 31, 2012 and 2011, and the consolidated statement of operations data for each of the years in the three-year period ended December 31, 2012, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
You should read the selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Changes in cash, cash equivalents, and short-term investments, total current assets, total assets, and stockholders’ deficit in the periods presented below include the effects of the receipt of net proceeds from our debt offerings, equity offerings, the exercise of stock options and warrants, and employee stock purchases that totaled approximately $10.5 million, $8.1 million, $11.6 million, $18.7 million, and $46.9 million in the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$15,961	$2,756	$3,360	$3,334	$2,651
Operating expenses:
Cost of goods sold	(672)	—	(123)	—
Research and development	(10,564)	(11,023)	(12,878)	(16,903)	(20,663)
General and administrative	(11,465)	(10,820)	(12,112)	(14,110)	(19,832)
Loss from operations	(6,740)	(19,087)	(21,753)	(27,679)	(37,844)
Non-operating income	110	2	4,680	2,568	12,356
Interest expense, net	(4,695)	(4,191)	(4,834)	(5,207)	(5,313)
Net loss (1)	(11,325)	(23,276)	(21,907)	(30,318)	(30,801)
Dividends on series A convertible preferred stock	(792)	(790)	(790)	(790)	(790)
Net loss attributable to common stockholders	(12,117)	$(24,066)	$(22,697)	$(31,108)	$(31,591)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.51)	$(1.21)	$(1.41)	$(2.36)	$(3.00)
Weighted average number of shares outstanding, basic and diluted	23,629	19,899	16,108	13,170	10,542

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$21,468	$10,748	$19,782	$30,065	$34,463
Total current assets	22,615	12,004	20,854	31,533	35,486
Total assets	29,093	19,808	30,907	45,874	56,822
Total current liabilities	4,813	4,754	5,416	5,355	6,997
Long-term debt, less current portion	35,714	32,726	34,050	49,494	64,126
Stockholders’ deficit	(17,600)	(20,831)	(14,707)	(16,975)	(20,330)
___________________________

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
Overview
Our current research and development activities are focused on developing technologies and product candidates to treat cancers and infectious diseases. Our core technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Some of our key candidates from these technology platforms are QS-21 Stimulon® adjuvant (“QS-21 Stimulon”), HerpV, and the Prophage Series vaccines.
QS-21 Stimulon is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 Stimulon are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 17 vaccines containing QS-21 Stimulon in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 Stimulon are anticipated to be launched in 2014, and we are generally entitled to royalties for at least 10 years after commercial launch, with some exceptions.
HerpV is derived from our HSP Platform technologies, and is a recombinant, synthetic, non-patient specific therapeutic vaccine candidate administered with QS-21 Stimulon for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses-a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since we could potentially create therapeutic vaccines for various infectious diseases with the integration of heat shock proteins with antigenic peptides. We initiated a Phase 2 randomized, double blind, multicenter trial in October 2012.
The Prophage Series vaccines are a patient specific application of our HSP Platform. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine and is approved in Russia for the treatment of renal cell carcinoma (“RCC”, or kidney cancer) in patients at intermediate risk of recurrence. In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. A Phase 2 trial testing the Prophage Series vaccine candidate G-100 in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The G-100 and G-200 studies are solely based in the United States. The Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) approved a study of the Prophage Series G-200 vaccine in a randomized Phase 2 trial in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. The study will be sponsored by the Alliance for Clinical Trials in Oncology, an NCI cooperative group. This study is anticipated to begin enrolling patients during the first half of 2013.
In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21 Stimulon, and HerpV. We are also exploring in-licensing, acquisitions and sponsored research opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the the years ended December 31, 2012, 2011, and 2010, were $10.6 million, $11.0 million, and $12.9 million, respectively. We have incurred significant losses since our inception. As of December 31, 2012, we had an accumulated deficit of $619.0 million.
We have financed our operations primarily through the sale of equity and convertible notes. We believe that, based on our current plans and activities, our working capital resources at December 31, 2012, along with the estimated proceeds from our license, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through 2013 based on our expected annual use of cash of $18-21 million during 2013. We expect to attempt to raise additional funds in advance of depleting our funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) vaccines containing QS-21 Stimulon under development by our licensees,  (2) HerpV, Oncophage and/or our other Prophage Series vaccines, and/or (3) potentially other product candidates, each of which will require additional capital.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN”.
Historical Results of Operations
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenue: We generated revenue of $16.0 million and $2.8 million during the years ended December 31, 2012 and 2011, respectively. Revenue includes license fees and royalties earned, and in 2012, service revenue. For the year ended December 31, 2012, we recognized revenue of $6.5 million through an expanded license agreement with GSK, which provided GSK with additional license rights in an undisclosed indication, and $6.25 million through a license of non-core technologies with an existing licensee that resulted in a buy-out of the current royalty stream related to the license. During the years ended December 31, 2012 and 2011, we recorded revenue of $1.5 million and $1.6 million, respectively, from the amortization of deferred revenue. Our revenue for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore is not indicative of future results.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 4.2% to $10.6 million for the year ended December 31, 2012 from $11.0 million for the year ended December 31, 2011. Decreased expenses related to our general cost-containment efforts and the status of our products under development were partially offset by increased expenses related to our HerpV program and non-cash share-based compensation expense.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 6.0% to $11.5 million for the year ended December 31, 2012 from $10.8 million for the year ended December 31, 2011. Our non-cash share-based compensation expense increased $1.3 million for the year ended December 31, 2012 over the same period in 2011. This increase was partially offset by decreased expenses related to our general cost-containment efforts.
Interest Expense: Interest expense increased to $4.7 million for the year ended December 31, 2012 from $4.2 million for the year ended December 31, 2011. This increase is related to an increase in the amount of debt discount amortized related to our 2006 Notes in addition to the increase in the principal amount of debt outstanding. Interest on our 2006 Notes is payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof. During the years ended December 31, 2012 and 2011, interest expense included $1.5 million and $2.8 million, respectively, paid in the form of additional 2006 Notes.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Revenue: We generated revenue of $2.8 million and $3.4 million during the years ended December 31, 2011 and 2010, respectively. Revenue includes license fees and royalties earned, and in 2010, revenue earned on shipments of QS-21 Stimulon to our QS-21 Stimulon licensees, grants earned and Oncophage sales. In the years ended December 31, 2011 and 2010, we recorded revenue of $1.6 million and $1.5 million, respectively, from the amortization of deferred revenue related to our QS-21 Stimulon partnered programs.
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
Research and Development Programs
Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During 2012, these research and development programs consisted largely of our Prophage Series vaccines and HerpV, as indicated in the following table (in thousands).

Research and Development Program	Product	Year Ended December 31,			Prior to 2010	Total
		2012	2011	2010
Heat shock proteins for cancer	Prophage Series Vaccines	$5,613	$10,182	$10,960	$270,891	$297,646
Heat shock proteins for infectious diseases	HerpV	4,862	734	644	17,710	23,950
Vaccine adjuvant *	QS-21 Stimulon	85	94	1,185	11,219	12,583
Other research and development programs		4	13	89	33,438	33,544
Total research and development expenses		$10,564	$11,023	$12,878	$333,258	$367,723
___________________________
*    Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.
Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is now in a Phase 2 trial and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs, the timing of bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
Product Development Portfolio
QS-21 Stimulon
QS-21 Stimulon® adjuvant, from our Saponin Platform, is an adjuvant, or a substance added to a vaccine or other immunotherapy, that is intended to enhance immune response. The key licensees of QS-21 Stimulon are GSK and JANSSEN AI. There are 17 vaccines containing QS-21 Stimulon in clinical development, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. The first products containing QS-21 Stimulon are anticipated to be launched in 2014, and we are generally entitled to royalties for at least 10 years after commercial launch, with some exceptions.

However, there is no guarantee that we will be able to collect royalties in the future. The pipeline of product candidates containing QS-21 Stimulon is extraordinarily diverse, encompassing prophylactic as well as therapeutic vaccines for infectious diseases, multiple cancer types, and Alzheimer’s disease. We do not incur clinical development costs for these products of our licensees. For additional information regarding QS-21 Stimulon, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.
HerpV

In October 2005, we initiated a multicenter Phase 1 clinical trial of HerpV (designated in the study as AG-707 plus QS-21 Stimulon) in HSV-2 (genital herpes). In this four-arm, phase 1 study, 35 HSV-2 seropositive patients received HerpV, AG-707 alone, QS-21 Stimulon alone, or placebo. The vaccine was well tolerated, with injection site pain as the most common reported adverse event. This study is the first to demonstrate that HSPs complexed to viral antigens induce an antigen-specific T cell response in humans. The results from this study were published in the peer-reviewed journal Vaccine in September 2011. We have advanced HerpV into a Phase 2 study during the fourth quarter of 2012 that will measure the effect of vaccination on viral shedding in individuals infected with HSV-2. Experts in HSV-2 clinical research believe that a reduction in viral shedding could translate into clinical benefit. For additional information regarding HerpV, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.
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

We believe that the collective results from our clinical trials to date with product candidates from the Prophage Series indicate a favorable safety profile and signals of efficacy in multiple cancer types. We also believe that available results from clinical trials suggest that treatment with the Prophage Series vaccines can generate immunological and anti-tumor responses. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine and is approved in Russia for the treatment of RCC in patients at intermediate risk of recurrence. A Phase 2 trial testing the Prophage Series vaccine candidate G-100 in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The G-100 and G-200 studies are solely based in the United States. For additional information regarding our Prophage Series vaccines, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.
Liquidity and Capital Resources
We have incurred annual operating losses since inception, and we had an accumulated deficit of $619.0 million as of December 31, 2012. We expect to incur significant losses over the next several years as we continue clinical trials, apply for regulatory approvals, prepare for commercialization, and continue development of our technologies. We have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through December 31, 2012, we have raised aggregate net proceeds of $524.9 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes. During the quarter ended March 31, 2012, we received $9.0 million from GSK for a First Right to Negotiate and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. We granted GSK the first right to negotiate for the purchase of the Company or certain of our assets which will expire in five years. The expanded license agreement provides GSK with an additional license to an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. We also maintain an effective registration statement to sell an aggregate of up to 10,000,000 shares of our common stock from time to time pursuant to an At the Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent. As of December 31, 2012, we had debt outstanding of $39.2 million in principal, including $39.0 million in principal of our 2006 Notes maturing August 31, 2014.
Our cash and cash equivalents at December 31, 2012 were $21.5 million, an increase of $10.7 million from December 31, 2011. This increase primarily resulted from one-time payments received under amended license agreements of $15.3 million as well as net proceeds of $10.5 million received from at the market offerings and therefore is not indicative of our future financial condition. However, we believe that, based on our current plans and activities, our cash balance, along with the estimated additional proceeds from our license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through 2013 based on our estimated annual use of cash of $18-21 million during 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2013 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. While we expect to attempt to raise additional funds in advance of depleting our current funds, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV and the Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital. We anticipate earning royalties from our QS-21 Stimulon product in 2014. Please see “Note Regarding Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our payments to be $51.1 million over the term of the studies. Through December 31, 2012, we have expensed $47.8 million as research and development expenses and $47.4 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.
We have also entered into sponsored research agreements related to our product candidates that required payments of $6.5 million, all of which has been paid as of December 31, 2012. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 Stimulon adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally provide us with rights to manufacture and supply QS-21 Stimulon to the collaborative partner or licensee and also call for royalties to be paid to us on future sales of licensed vaccines that include QS-21 Stimulon, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash provided by operating activities for the year ended December 31, 2012 was $1.0 million while cash used in operating activities for the year ended December 31, 2011 was $16.2 million. This increase in cash provided by operating activities for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore is not indicative of future results. During the year ended December 31, 2012, we recognized revenue of $12.8 million related to expanded license agreements. We continue to support and develop our QS-21 Stimulon partnering collaborations, and anticipate earning royalties from products containing QS-21 Stimulon in 2014. Our future ability to generate cash from operations will depend on achieving regulatory approval of our product candidates, and market acceptance of Oncophage and our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Please see “Note Regarding Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
The table below summarizes our contractual obligations as of December 31, 2012 (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt (1)	$44,753	$263	$44,490	$—	$—
Operating leases (2)	15,762	1,336	2,855	3,038	8,533
Total	$60,515	$1,599	$47,345	$3,038	$8,533

(1)
Assumes the 2006 Notes are not converted and are paid at maturity on August 31, 2014. In certain circumstances, the 2006 Notes could be converted before then. Also includes fixed interest payments, some of which may be paid in kind

(2)
Effective March 2012, we sublet part of our Lexington facility to Hydra Biosciences Inc. whose lease expires in August 2013. Our Lexington facility and New York office leases expire August 2023 and May 2020, respectively.

Off-Balance Sheet Arrangements
At December 31, 2012, we had no off-balance sheet arrangements.

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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 was effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter.  Adoption of this standard did not have a material effect on our consolidated financial statements.
In February 2013, the FASB issued Accounting Standard Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 requires entities to disclose items reclassified out of accumulated Other Comprehensive Income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item, and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 31, 2012 and interim periods within those years. The application of this standard will not have a material impact on our consolidated financial statements.
In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard) ("ASU 2011-08"). ASU 2011-08 simplifies how entities test goodwill for impairment. This amended guidance permits companies to first assess assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this provisions of this guidance did not have a material impact on our consolidated results of operations, cash flows, and financial position.
In July 2012, the FASB issued Accounting Standard Update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard in the fourth quarter of 2012. The adoption of ASU 2012-02 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. During the year ended December 31, 2012, there has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures. However, commercialization of Oncophage outside of the U.S. could result in increased foreign currency exposure.
The information below summarizes our market risks associated with debt obligations as of December 31, 2012. Fair value included herein has been estimated taking into consideration the nature and terms of each instrument and the prevailing economic and market conditions at December 31, 2012. The table presents principal payments by year of maturity based on the terms of the debt (in thousands).

	Estimated Fair Value (2)	Outstanding Principal Amount December 31, 2011	Year of Maturity
			2013	2014	2015
Long-term debt (1)	$32,163	$39,238	$204	$39,034	$—
___________________________

(1)
Fixed interest rates are 8% and 11.75%. The above table is based on the assumptions that future interest on the 2006 Notes is paid in cash and that these notes are not converted at maturity August 31, 2014. In certain circumstances, the 2006 Notes could be converted before then.

(2)	The estimated fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
We had cash and cash equivalents at December 31, 2012 of $21.5 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2012 , however, we are subject to investment risk.
We invest our cash and cash equivalents in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. We review our Investment Policy annually and amend it as deemed necessary. Currently, the Investment Policy prohibits investing in any structured investment vehicles and asset-backed commercial paper. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer, or type of investment. We do not invest in derivative financial instruments. Accordingly, we do not believe that there is currently any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Agenus Inc.:
We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agenus Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agenus Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
March 18, 2013

AGENUS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$21,468,269	$10,747,951
Inventories	16,022	20,072
Accounts receivable	552,334	—
Prepaid expenses	545,907	536,270
Other current assets	32,156	699,786
Total current assets	22,614,688	12,004,079
Plant and equipment, net of accumulated amortization and depreciation of $27,404,751 and $26,081,778 at December 31, 2012 and 2011, respectively	2,606,428	4,136,699
Goodwill	2,572,203	2,572,203
Other long-term assets	1,299,304	1,094,549
Total assets	$29,092,623	$19,807,530
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$204,088	$197,684
Current portion, deferred revenue	1,527,883	1,542,395
Accounts payable	634,752	807,928
Accrued liabilities	2,168,338	1,730,290
Other current liabilities	277,927	475,342
Total current liabilities	4,812,988	4,753,639
Convertible notes	35,679,232	32,637,757
Other long-term debt	34,427	88,247
Deferred revenue	4,800,776	2,078,651
Other long-term liabilities	1,365,357	1,080,201
Commitments and contingencies (Notes 12 and 15)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 and 25,000,000 shares authorized at December 31, 2012 and 2011, respectively:
Series A convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2012 and 2011; liquidation value of $32,016,485 at December 31, 2012	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at December 31, 2012 and 2011	31	31
Common stock, par value $0.01 per share; 70,000,000 and 250,000,000 shares authorized December 31, 2012 and 2011, respectively; 24,645,112 and 21,535,037 shares issued at December 31, 2012 and 2011, respectively	246,451	215,350
Additional paid-in capital	595,917,080	581,392,602
Treasury stock, at cost; 43,490 shares of common stock at December 31, 2012 and 2011	(324,792)	(324,792)
Accumulated deficit	(619,019,367)	(607,694,596)
Noncontrolling interest	5,580,124	5,580,124
Total stockholders’ deficit	(17,600,157)	(20,830,965)
Total liabilities and stockholders’ deficit	$29,092,623	$19,807,530
See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Revenue:
Product revenue	$—	$—	$52,500
Grant revenue	—	—	424,720
Service revenue	1,489,821	—	—
Research and development revenue	14,470,895	2,755,772	2,882,391
Total revenues	15,960,716	2,755,772	3,359,611
Operating expenses:
Cost of revenues	(671,972)	—	(122,946)
Research and development	(10,564,195)	(11,022,391)	(12,877,695)
General and administrative	(11,465,092)	(10,820,187)	(12,111,507)
Operating loss	(6,740,543)	(19,086,806)	(21,752,537)
Other income (expense):
Non-operating income	110,473	1,941	4,680,120
Interest expense	(4,718,037)	(4,210,097)	(4,871,446)
Interest income	23,336	18,787	37,560
Net loss	(11,324,771)	(23,276,175)	(21,906,303)
Dividends on series A convertible preferred stock	(791,735)	(790,500)	(790,500)
Net loss attributable to common stockholders	$(12,116,506)	$(24,066,675)	$(22,696,803)
Per common share data, basic and diluted:
Net loss attributable to common stockholders	$(0.51)	$(1.21)	$(1.41)
Weighted average number of common shares outstanding, basic and diluted	23,628,903	19,898,632	16,108,353

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2012, 2011, and 2010

	Series A Convertible Preferred Stock		Series B2 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Noncontrolling Interest	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares	Amount
Balance at December 31, 2009	31,620	$316	3,105	$31	15,002,573	$150,026	$545,711,570	43,490	$(324,792)	$(562,512,118)	$—	$(16,974,967)
Net loss	—	—	—	—	—	—	—	—	—	(21,906,303)	—	(21,906,303)
Share-based compensation	—	—	—	—	—	—	2,813,304	—	—	—	—	2,813,304
Shares issued in private placements	—	—	—	—	533,241	5,332	2,874,174	—	—	—	—	2,879,506
Shares sold at the market	—	—	—	—	1,136,678	11,367	8,634,363	—	—	—	—	8,645,730
Shares issued to repurchase convertible senior notes	—	—	—	—	1,642,544	16,425	10,345,495	—	—	—	—	10,361,920
Exercise of stock options	—	—	—	—	159	2	717	—	—	—	—	719
Employee share purchases	—	—	—	—	14,954	149	48,454	—	—	—	—	48,603
Shares issued to consultants for services	—	—	—	—	27,676	277	149,723	—	—	—	—	150,000
Shares issued to CEO in lieu of cash compensation	—	—	—	—	25,484	255	131,745	—	—	—	—	132,000
Reclassification of liability classified option grants	—	—	—	—	—	—	(67,224)	—	—	—	—	(67,224)
Vesting of nonvested shares	—	—	—	—	264,317	2,643	(2,643)	—	—	—	—	—
Dividends on series A convertible preferred stock ($25 per share)	—	—	—	—	—	—	(790,500)	—	—	—	—	(790,500)
Balance at December 31, 2010	31,620	$316	3,105	$31	18,647,626	$186,476	$569,849,178	43,490	$(324,792)	$(584,418,421)	$—	$(14,707,212)
See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended December 31, 2012, 2011, and 2010

	Series A Convertible Preferred Stock		Series B2 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Noncontrolling Interest	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	(23,276,175)	—	(23,276,175)
2006 Note Amendment - conversion option valuation	—	—	—	—	—	—	755,000	—	—	—	5,580,124	6,335,124
Shares sold at the market	—	—	—	—	2,552,492	25,525	7,477,850	—	—	—	—	7,503,375
Shares issued in private placement	—	—	—	—	88,333	883	476,117	—	—	—	—	477,000
Share-based compensation	—	—	—	—	—	—	3,335,066	—	—	—	—	3,335,066
Reclassification of liability classified option grants	—	—	—	—	—	—	(78,079)	—	—	—	—	(78,079)
Vesting of nonvested shares	—	—	—	—	165,586	1,656	(1,656)	—	—	—	—	—
Shares issued to CEO in lieu of cash compensation	—	—	—	—	36,577	366	155,834	—	—	—	—	156,200
Shares issued to consultants for services	—	—	—	—	16,192	162	94,538	—	—	—	—	94,700
Exercise of options	—	—	—	—	319	3	1,435	—	—	—	—	1,438
Employee share purchases	—	—	—	—	20,524	205	80,893	—	—	—	—	81,098
Shares issued to director for services	—	—	—	—	7,388	74	36,926					37,000
Dividends on series A convertible preferred stock ($25 per share)	—	—	—	—	—	—	(790,500)	—	—	—	—	(790,500)
Balance at December 31, 2011	31,620	$316	3,105	$31	21,535,037	$215,350	$581,392,602	43,490	$(324,792)	$(607,694,596)	$5,580,124	$(20,830,965)
See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended December 31, 2012, 2011, and 2010

	Series A Convertible Preferred Stock		Series B2 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Noncontrolling Interest	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	(11,324,771)	—	(11,324,771)
Shares sold at the market	—	—	—	—	2,469,870	24,699	10,439,504	—	—	—	—	10,464,203
Share-based compensation	—	—	—	—	—	—	4,074,814	—	—	—	—	4,074,814
Reclassification of liability classified option grants	—	—	—	—	—	—	(31,945)	—	—	—	—	(31,945)
Vesting of nonvested shares	—	—	—	—	523,210	5,232	(5,232)	—	—	—	—	—
Shares issued to CEO in lieu of cash compensation	—	—	—	—	39,231	392	158,008	—	—	—	—	158,400
Shares issued to consultants for services	—	—	—	—	5,000	50	22,400	—	—	—	—	22,450
Exercise of stock options	—	—	—	—	6,825	68	26,313	—	—	—	—	26,381
Employee share purchases	—	—	—	—	28,859	289	51,904	—	—	—	—	52,193
Shares issued to director for services	—	—	—	—	3,601	36	9,214	—	—	—	—	9,250
Issuance of director deferred shares	—	—	—	—	33,479	335	174,748	—	—	—	—	175,083
Dividends on series A convertible preferred stock ($12.50 per share)	—	—	—	—	—	—	(395,250)	—	—	—	—	(395,250)
Balance at December 31, 2012	31,620	$316	3,105	$31	24,645,112	$246,451	$595,917,080	43,490	$(324,792)	$(619,019,367)	$5,580,124	$(17,600,157)
See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(11,324,771)	$(23,276,175)	$(21,906,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,622,736	2,252,412	3,437,767
Share-based compensation	4,303,961	2,646,767	3,151,537
Noncash interest expense	3,141,475	4,167,849	4,053,272
Gain on extinguishment of debt	—	—	(2,761,426)
Asset impairment	—	—	629,382
Change in fair value of derivative liability	—	—	(1,910,156)
Loss on disposal of assets	11,026	37,447	161,188
Changes in operating assets and liabilities:
Accounts receivable	(552,334)	35,000	(35,000)
Inventories	4,050	6,360	297,603
Prepaid expenses	(9,637)	168,474	47,216
Accounts payable	(181,848)	105,667	(198,116)
Deferred revenue	2,707,613	(1,531,495)	674,101
Accrued liabilities and other current liabilities	542,349	(269,713)	(246,879)
Other operating assets and liabilities	747,982	(591,504)	(152,221)
Net cash provided by (used in) operating activities	1,012,602	(16,248,911)	(14,758,035)
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	—	5,000,000	40,000,000
Purchases of available-for-sale securities	—	(4,998,799)	(29,989,763)
Proceeds from sale of equipment	—	23,884	50,299
Purchases of plant and equipment	(103,442)	(54,547)	(130,437)
Net cash (used in) provided by investing activities	(103,442)	(29,462)	9,930,099
Cash flows from financing activities:
Net proceeds from sales of equity	10,464,203	7,980,375	11,525,236
Proceeds from exercise of stock options	26,381	1,438	719
Proceeds from employee stock purchases	52,193	81,098	48,603
Financing of property and equipment	(38,744)	(28,063)	—
Payments of series A convertible preferred stock dividends	(592,875)	(790,500)	(790,500)
Payments of long-term debt	(100,000)	—	(6,240,963)
Net cash provided by financing activities	9,811,158	7,244,348	4,543,095
Net increase (decrease) in cash and cash equivalents	10,720,318	(9,034,025)	(284,841)
Cash and cash equivalents, beginning of year	10,747,951	19,781,976	20,066,817
Cash and cash equivalents, end of year	$21,468,269	$10,747,951	$19,781,976
Supplemental cash flow information:
Cash paid for interest	$1,573,554	$12,458	$1,122,473
Non-cash investing and financing activities:
Issuance of senior secured convertible notes as payment in-kind for interest	$1,499,981	$2,829,105	$2,615,667
Convertible Note adjustment to equity for conversion option	—	5,580,124	—
Reclassification of derivative liability into equity	—	755,000	—
Long-term debt—equipment financing	—	171,640	—
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	—	—	10,361,920
See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, primarily based on immunological approaches. Our technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21 Stimulon, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer's disease, human immunodeficiency virus, and tuberculosis. Within our HSP Platform we are developing our Recombinant Series and our Prophage Series vaccines. HerpV, a therapeutic vaccine candidate from the Recombinant Series which contains QS-21 Stimulon, has been tested in a Phase 1 clinical trial for the treatment of genital herpes and is now in a Phase 2 trial. In our Prophage Series we have tested product candidates in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence as Oncophage® vaccine. In addition, Phase 2 trials are fully enrolled in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.
We have incurred significant losses since our inception. As of December 31, 2012, we had an accumulated deficit of $619.0 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash balance of $21.5 million as of December 31, 2012, along with the estimated additional proceeds from our license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2013 based on our estimated annual use of cash of $18-21 million during 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is in a Phase 2 trial and the development of our Prophage Series vaccines is subject to further evaluation and uncertainty, we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity.
As of December 31, 2012, we had debt outstanding of $39.2 million in principal, including $39.0 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV, and the Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
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
(g) Inventories
Inventories are stated at the lower of cost or market. Cost has been determined using standard costs that approximate the first-in, first-out method. Inventory as of December 31, 2012 and 2011 consisted solely of finished goods.
(h) Plant and Equipment
Plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $1.6 million, $2.2 million, and $2.6 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
(i) Fair Value of Financial Instruments
The estimated fair values of all of our financial instruments, excluding debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our 2006 Notes exclusive of the conversion option is based on a present value methodology. The outstanding principal amount of our 2006 Notes, including the current portion, is $39.0 million and $37.5 million at December 31, 2012 and 2011, respectively.
(j) Revenue Recognition
Revenue for services under research and development contracts are recognized as the services are performed, or as clinical trial materials are provided. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned. License fees and royalties are recognized as they are earned. Revenue recognized from collaborative agreements is based upon the provisions of ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, as amended by Accounting Standards Update 2009-13. Product revenue is recognized as product is shipped. For the years ended December 31, 2012, 2011, and 2010, 49%, 48%, and 39%, respectively, of our revenue was earned from one research partner. In addition, 40%, 43%, and 31%, of our revenue for the years ended December 31, 2012, 2011, and 2010, respectively, was earned from one of our licensees. The revenues from this licensee will not continue past 2012.
(k) Foreign Currency Transactions
Gains and losses from our euro based currency accounts and foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. We do not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. We recorded foreign currency losses of $11,000, $9,000, and $45,000, for the years ended December 31, 2012, 2011, and 2010, respectively. Such losses are included as a component of operating expenses.
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
(o) Net Loss Per Share
Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2012, 2011, and 2010, as they would be anti-dilutive:

	At December 31,
	2012	2011	2010
Warrants	3,309,378	3,309,378	3,309,378
Stock options	2,748,883	1,814,161	1,212,095
Nonvested shares	249,968	135,791	85,564
Convertible preferred stock	333,333	333,333	333,333
Convertible notes	—	—	1,926,134

(p) Goodwill
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
(s) Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) which increases the prominence of other comprehensive income in financial statements. Under this standard, the components of net income and other comprehensive income must be presented in either one or two consecutive financial statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 was effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter.  Adoption of this standard did not have a material effect on our consolidated financial statements.
In February 2013, the FASB issued Accounting Standard Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 requires entities to disclose items reclassified out of accumulated Other Comprehensive Income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item, and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 31, 2012 and interim periods within those years. The application of this standard will not have a material impact on our consolidated financial statements.
In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard) ("ASU 2011-08"). ASU 2011-08 simplifies how entities test goodwill for impairment. This amended guidance permits companies to first assess assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this provisions of this guidance did not have a material impact on our consolidated results of operations, cash flows, and financial position.
In July 2012, the FASB issued Accounting Standard Update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard in the fourth quarter of 2012. The adoption of ASU 2012-02 did not have a material effect on our consolidated financial statements.
(3) Investments
Cash Equivalents and Short-term Investments
Cash equivalents and short-term investments consisted solely of institutional money market funds with cost approximating the estimated fair value as of December 31, 2012 and 2011.
Proceeds from maturities of available-for-sale securities amounted to $5.0 million, and $40.0 million, for the years ended December 31, 2011, and 2010, respectively. No available-for-sale securities were sold before their maturity in 2011 or 2010. Gross realized gains and gross realized losses included in net loss as a result of those maturities were immaterial for each of the years in the two-year period ended December 31, 2011. As a result of the short-term nature of our investments, there were no unrealized holding gains or losses as of December 31, 2012, 2011, and 2010.
(4) Plant and Equipment
Plant and equipment as of December 31, 2012 and 2011 consists of the following (in thousands).

	2012	2011	Estimated Depreciable Lives
Furniture, fixtures, and other	$1,662	$1,643	3 to 10 years
Laboratory and manufacturing equipment	4,545	4,547	4 to 10 years
Leasehold improvements	18,026	18,254	2 to 12 years
Software and computer equipment	5,778	5,774	3 years
	30,011	30,218
Less accumulated depreciation and amortization	(27,405)	(26,081)
	$2,606	$4,137

During the years ended December 31, 2012 and 2011, plant and equipment with a net book value of approximately $11,000 and $37,000, respectively, was retired from service and disposed. During the year ended December 31, 2012, we extended the lease of our facility in Lexington, MA as allowed in our lease agreement and accordingly extended the amortization period related to the existing leasehold improvements.
(5) Other Intangible Assets
Our intangible assets were being amortized over their estimated useful lives of 10 years, with no estimated residual values. Amortization expense related to core and developed technology was $690,000 in 2010. As further development of Aroplatin, a liposomal chemotherapeutic tested in a Phase 1 clinical trial for the treatment of solid malignancies and B-cell lymphomas, was discontinued, we determined that an impairment had occurred and accordingly recorded a loss of $629,382 during the year ended December 31, 2010, representing the net carrying value of the intangible asset related to liposomal technology at the time development was discontinued. This impairment charge is included in research and development expenses.
(6) Income Taxes
We are subject to taxation in the U.S. and various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2009 through 2012. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2008 and prior. However, net operating losses from the tax year 2008 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.
As of December 31, 2012, we have available net operating loss carryforwards of $510.6 million and $100.3 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, and expire between 2013 and 2032. Our ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $8.2 million and $6.9 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2013 and 2032 and 2017 and 2027, respectively. The potential impacts of such provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.
The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below (in thousands).

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$178,966	$175,965
Research and development tax credits	12,747	12,546
Other	12,606	13,510
Total deferred tax assets	204,319	202,021
Less: valuation allowance	(203,016)	(200,072)
Net deferred tax assets	1,303	1,949
Deferred tax liabilities	(1,303)	(1,949)
Net deferred tax	$—	$—
In assessing the realizablility of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $2.9 million and $5.0 million during the years ended December 31, 2012 and 2011, respectively. The net operating loss includes amounts pertaining to tax deductions relating to stock exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital.
Income tax benefit was nil for each of the years ended December 31, 2012, 2011, and 2010, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands).

	2012	2011	2010
Computed “expected” Federal tax benefit	$(3,850)	$(7,912)	$(7,451)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	2,944	5,033	2,760
Increase due to uncertain tax positions	26	59	67
State and local income benefit, net of Federal income tax benefit	(581)	(1,182)	(534)
Net operating loss expirations	821	1,979	4,363
Increase due to debt discount adjustment	—	2,192	—
Other, net	640	(169)	795
	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance, December 31, 2011	$5,488
Increase related to current year positions	35
Increase related to previously recognized positions	10
Balance, December 31, 2012	$5,533
These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.
(7) Accrued and Other Current Liabilities
Accrued liabilities consist of the following as of December 31, 2012 and 2011 (in thousands)

	2012	2011
Professional fees	$919	$892
Payroll	592	184
Clinical trials	291	52
Other	366	602
	$2,168	$1,730
Other current liabilities consist of the following as of December 31, 2012 and 2011 (in thousands)

	2012	2011
Deferred rent expense	$—	$405
Value of liability classified option grants	141	70
Other	137	—
	$278	$475
(8) Equity
Effective June 15, 2012, our certificate of incorporation was amended to decrease our authorized capital stock from 250,000,000 shares to 70,000,000 shares of common stock, $0.01 par value per share, and from 25,000,000 shares to 5,000,000 shares of preferred stock, $0.01 par value per share. Our Board of Directors is authorized to issue the preferred stock and to set the voting, conversion, and other rights.
In a private placement in September 2003, we sold 31,620 shares of our series A convertible preferred stock, par value $0.01 per share, ("Series A Preferred Stock") for net proceeds of $31.6 million. Under the terms and conditions of the Certificate of Designation creating the Series A Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, carries a 2.5% annual dividend yield, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends, on or after September 24, 2013. The Certificate of Designation does not contemplate a sinking fund. The Series A Preferred Stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A Preferred Stock’s dividends are accruing. The liquidation value of this Series A Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Accrued and unpaid dividends of the Series A Preferred Stock aggregated $396,485 or $12.54 per share, at December 31, 2012. Subsequent to December 31, 2012, all of the outstanding shares of the Series A Preferred Stock were exchanged for an equivalent number of shares of Series A-1 Convertible Preferred Stock, par value $0.01 per share ("Series A-1 Preferred Stock"), see Note 18 for a further discussion on the exchange.
In September 2007, we issued 270,562 shares of our common stock at a price of $18.48 per share to a single institutional investor. In conjunction with this transaction, we also issued to the investor 10,000 shares of our new series B1 convertible preferred stock and 5,250 shares of our new series B2 convertible preferred stock. All shares of the series B1 convertible preferred stock have been converted. Shares of the series B2 convertible preferred stock permit the investor to purchase common shares for consideration of up to 35 percent of the total dollar amount previously invested pursuant to the agreement with the investor, including conversions of the series B1 convertible preferred stock, at a purchase price equal to the lesser of $24.96 per common share or a price calculated based on the then-prevailing price of our common stock, and such right expires seven years from the date of issuance. In April 2009, we issued 988,202 shares of our common stock upon conversion of 2,145 shares of our series B2 convertible preferred stock via cashless conversions. Upon completion of the conversions, 3,105 shares of our series B2 convertible preferred stock are still outstanding although no further shares can be converted into shares of common stock (other than in the event of a change of control) as the maximum number of shares (as defined in the agreement) have been issued. The total number of shares of common stock issued or issuable to the holder of the class B convertible preferred stock cannot exceed 19.9% of our outstanding common stock. No dividends are paid on the class B convertible preferred stock and there are no liquidation preferences.
In January 2008, we entered into a private placement agreement (the “January 2008 private placement”) pursuant to which we sold 1,451,450 shares of common stock for $18.00 for each share sold. Investors also received (i) 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $18.00 per unit, contingent upon a triggering event as defined in the January 2008 private placement documents, (a) up to 1,451,450 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 additional shares of common stock. In accordance with the terms of the January 2008 private placement, the 10-year warrants became exercisable for a period of 9.5 years as of July 9, 2008. Our private placement in April 2008 qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008. The unit warrants expired unexercised in January 2010. In February 2008, we filed a registration statement covering the resale of the 1,451,450 shares of common stock issued and the 1,451,450 shares issuable upon the exercise of the 10-year warrants issued in the January 2008 private placement. The Securities and Exchange Commission (the “SEC”) declared the resale registration statement effective on February 14, 2008.
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
In December 2010, we entered into subscription agreements under which we issued and sold 533,241 shares of our common stock for the aggregate purchase price of $2.9 million. Additionally, within 90 calendar days of the date of the subscription agreements, the investors had the right and option to purchase up to an additional 106,648 shares of our common stock for the aggregate purchase price of up to $575,901. In March 2011, we issued and sold 88,333 shares based on the exercise of a purchase option and received net proceeds of $477,000. The offering and sale of these common shares were made under an effective shelf registration statement.
During August 2011, we issued and sold 2,287,581 shares of our common stock in an underwritten offering. Net proceeds after deducting offering expenses were approximately $6.3 million. These shares were issued pursuant to a shelf registration statement on Form S-3 filed with the SEC on January 22, 2010.
During the years ended December 31, 2011 and 2010, we issued approximately 265,000 and 1.1 million shares of our common stock, respectively, under an At the Market Sales Agreement through our sales agents, McNicoll, Lewis & Vlak LLC and Wm Smith & Co. (the “Sales Agent”) and raised net proceeds of approximately $1.2 million and $8.6 million respectively, after deducting offering costs of approximately $363,000. These offerings were made under effective shelf registration statements and proceeds from the offering were used for general corporate purposes.
During the quarter ended March 31, 2012, we terminated our existing At Market Issuance Sales Agreement with the Sales Agent, (the “Old ATM Program”), and entered into a new At Market Issuance Sales Agreement with MLV & Co. LLC, ('MLV") as sales agent, under which we may sell from time to time up to 5 million shares of our common stock (the “New ATM Program”). In December 2012, we entered into an Amended and Restated At Market Sales Issuance Agreement with MLV to increase the number of shares of common stock available for offer and sale under the New ATM Program to an aggregate of ten million shares.
During the year ended December 31, 2012, we sold an aggregate of approximately 952,000 shares of our common stock in at the market offerings under the Old ATM Program and received net proceeds of approximately $2.8 million after deducting offering costs of approximately $87,000, and an aggregate of approximately 1.5 million shares of our common stock in at the market offerings under the New ATM Program and received net proceeds of approximately $7.7 million after deducting offering costs of approximately $244,000. These offerings were made under effective shelf registration statements and proceeds from the offerings will be used for general corporate purposes.
(9) Share-based Compensation Plans
Our 1999 Equity Incentive Plan, as amended (the "1999 EIP") authorized awards of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), non-qualified stock options, nonvested (restricted) stock, and unrestricted stock for up to 2.0 million shares of common stock (subject to adjustment for stock splits and similar capital changes and exclusive of options exchanged at the consummation of mergers) to employees and, in the case of non-qualified stock options, nonvested (restricted) stock, and unrestricted stock, to consultants and directors as defined in the 1999 EIP. The plan terminated on November 15, 2009. On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, our 2009 Equity Incentive Plan (the “2009 EIP”). The 2009 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 4.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events). The Board of Directors appointed the Compensation Committee to administer the 1999 EIP and the 2009 EIP. No awards will be granted under the 2009 EIP after June 10, 2019.
On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program designed to comply with Section 423 of the Code. There are currently 166,666 shares of common stock reserved for issuance under the 2009 ESPP. Rights to purchase common stock under the 2009 ESPP are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments, the delivery of our common stock, or a combination thereof. Unless otherwise permitted by the Board of Directors, no participant may acquire more than 3,333 shares of stock in any offering period. No participant is allowed to purchase shares under the 2009 ESPP if such employee would own or would be deemed to own stock possessing 5% or more of the total combined voting power or value of the Company. No offerings will be made under the 2009 ESPP after June 10, 2019.
Our Director’s Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. There are 225,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2012, 48,971 shares have been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 143,325 units, each representing a share of our common stock at a weighted average common stock price of $6.99, have been credited to participants’ stock accounts as of December 31, 2012. The compensation charges for this plan were immaterial for all periods presented.
We use the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of our Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 4-year period. The non-cash charge to operations for the non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock.
The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2012	2011	2010
Expected volatility	96%	103%	104%
Expected term in years	6	6	6
Risk-free interest rate	0.9%	1.6%	2.1%
Dividend yield	—%	—%	—%

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
A summary of option activity for 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,814,161	$8.38
Granted	1,011,750	5.33
Exercised	(6,825)	3.87
Forfeited	(10,007)	4.65
Expired	(60,196)	18.02
Outstanding at December 31, 2012	2,748,883	$7.07	7.7	$305,834
Vested or expected to vest at December 31, 2012	2,651,507	$7.14	7.7	$297,241
Exercisable at December 31, 2012	1,556,564	$8.54	6.6	$180,982
The weighted average grant-date fair values of options granted during the years ended December 31, 2012, 2011, and 2010, was $3.94, $3.61, and $3.66, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2012 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, determined on the dates of exercise, was $12,000, $0, and $0, respectively.
During 2012, 2011, and 2010, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.
As of December 31, 2012, $4.0 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.2 years.
As of December 31, 2012, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $30,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for 2012 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	135,791	$5.85
Granted	644,557	4.42
Vested	(523,210)	4.31
Forfeited	(7,170)	6.23
Outstanding at December 31, 2012	249,968	5.38
As of December 31, 2012, there was $869,000 of unrecognized share-based compensation expense related to these nonvested shares, $686,000 of which pertains to performance awards for which performance has not yet been achieved. The remaining cost is expected to be recognized over a weighted average period of 2 years. The total intrinsic value of shares vested during the years ended December 31, 2012, 2011, and 2010, was $2.1 million, $330,000, and $1.6 million, respectively.
Cash received from option exercises and purchases under our 2009 ESPP for the years ended December 31, 2012, 2011, and 2010, was $79,000, $83,000, and $49,000, respectively. We issue new shares upon option exercises, purchases under our 2009 ESPP, vesting of nonvested stock, and under the Director’s Deferred Compensation Plan. During the years ended December 31, 2012, 2011, and 2010, 28,859 shares, 20,524 shares, and 14,954 shares, were issued under the 2009 ESPP, respectively. During the years ended December 31, 2012, 2011, and 2010, 523,210 shares, 165,586 shares and 264,317 shares, respectively were issued as a result of the vesting of nonvested stock.
For the year ended December 31, 2012, 33,479 shares were issued under our Directors’ Deferred Compensation Plan. No shares were issued during the years ended December 31, 2011 and 2010.
The impact on our results of operations from share-based compensation for the years ended December 31, 2012, 2011, and 2010, was as follows (in thousands).

	2012	2011	2010
Research and development	$1,138	$765	$1,058
General and administrative	3,166	1,882	2,094
Total share-based compensation expense	$4,304	$2,647	$3,152
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
In May 2001, we entered into a license agreement with UConn which was amended in March 2003 and June 2009. Through the license agreement, we obtained an exclusive license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires (2022) or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are still required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of 6 months. The license agreement contains aggregate milestone payments of $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. As of December 31, 2012, we have paid $430,000 to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights, but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.
In March 2003, we entered into an amendment agreement that amended certain provisions of the license agreement. The amendment agreement granted us a license to additional patent rights. In consideration for execution of the amendment agreement, we agreed to pay UConn an upfront payment and to make future payments for licensed patents or patent applications. Through December 31, 2012, we have paid approximately $100,000 to UConn under the license agreement, as amended.
In December 2011, we signed a license, development and manufacturing technology transfer agreement (“NewVac Agreement”) for Oncophage with NewVac LLC (a subsidiary of ChemRar Ventures LLC, “NewVac”), a company focused on the development of innovative technology for cancer immunotherapy. Under the NewVac Agreement, we granted NewVac an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. The NewVac Agreement may be terminated by either party upon a material breach if the breach is not cured within the time specified in the agreement. The NewVac Agreement may also be terminated by us if certain milestones are not achieved and by NewVac without cause. The NewVac Agreement has an initial term of three years and may be extended under certain terms for a period ending the later of December 2021, or the expiration of the last valid claim of the licensed patent rights, as defined. During the term of the NewVac Agreement we are entitled to receive modest milestone payments in addition to payments for supply of Oncophage and/or royalties in the low double-digits on net sales of Oncophage. Upon termination of the NewVac Agreement, all activity under the agreement immediately ceases.

We have entered into various agreements with institutions and contract research organizations to conduct clinical studies. Under these agreements, subject to the enrollment of patients and performance by the institution of certain services, we have estimated our payments to be $51.1 million over the term of the studies. For the years ended December 31, 2012, 2011, and 2010, $654,000, $623,000, and $361,000, respectively, have been expensed in the accompanying consolidated statements of operations related to these clinical studies. Through December 31, 2012, $47.4 million of this estimate has been paid. The timing of our expense recognition and future payments related to these agreements is dependent on the enrollment of patients and documentation received from the institutions.
We have various comprehensive agreements with collaborative partners that allow for the use of QS-21 Stimulon, an investigational adjuvant used in numerous vaccines under development for a variety of diseases including, but not limited to, hepatitis, HIV, influenza, cancer, Alzheimer’s disease, malaria, and tuberculosis. These agreements grant exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The agreements call for royalties to be paid to us by the collaborative partner on the future sales of licensed vaccines that include QS-21 Stimulon.
In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the "GSK License Agreement" and the "GSK Supply Agreement", respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon (the "GSK First Right to Negotiate Agreement"). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets. The first right to negotiate will expire after five years. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. We sometimes refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement, from time to time as the "GSK Agreements". As of December 31, 2012, we have received $21.3 million of a potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We are generally entitled to receive low single-digit royalties on net sales for a period of 7-10 years after the first commercial sale of a resulting GSK product. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the milestone payment obligations survive termination or expiration of the GSK Agreements for any reason, and the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.
During each of the years ended December 31, 2012, 2011, and 2010, we recognized revenue of $1.3 million related to payments received under our GSK License and Amended GSK Supply Agreements. As we have no future service obligation under the GSK First Right to Negotiate Agreement, we recognized $6.5 million in revenue during the year ended December 31, 2012 and included $2.5 million in deferred revenue in our consolidated financial statements. Deferred revenue of $5.2 million related to the GSK Agreements is included in deferred revenue on our consolidated balance sheet as of December 31, 2012.
Elan Pharmaceuticals, Inc. and/or its affiliates (“Elan”) had a commercial license for the use of QS-21 Stimulon in the research and commercialization of Elan's Alzheimer's disease vaccine candidate that contains QS-21 Stimulon (“JANSSEN Product”). Effective September 14, 2009, we entered into an Amended and Restated License Agreement with Elan, which was assigned by Elan to JANSSEN AI on September 17, 2009 (the “JANSSEN AI License Agreement”). Under the terms of the JANSSEN AI License Agreement, JANSSEN AI has the right to develop, make, have made, use, sell, offer for sale, import, and have sold, the JANSSEN Product. In addition, pursuant to the terms of the JANSSEN AI License Agreement, JANSSEN AI has the right to manufacture all of its requirements of QS-21 Stimulon for use in the JANSSEN Product. We have no further supply obligations to JANSSEN AI. If all benchmarks are met under the JANSSEN AI License Agreement, we could receive up to $11.5 million in future milestone payments; $1.5 million has been received as of December 31, 2012. Furthermore, under the terms of the JANSSEN AI License Agreement, we are entitled to receive mid single-digit royalties on net sales of the JANSSEN Product for a period of at least 10 years after the first commercial sale of such product, if any. Expiration or termination of the JANSSEN AI License Agreement is without prejudice to any rights that accrued to the benefit of the parties prior to the date of such expiration or termination. Upon expiration of the JANSSEN AI License Agreement, JANSSEN AI will have a royalty-free license. JANSSEN may terminate the JANSSEN AI License Agreement by giving us written notice. If a material breach is not cured within the time specified in the JANSSEN AI License Agreement, either party may terminate. Upon early termination of the JANSSEN AI License Agreement, JANSSEN AI's license rights terminate and future payment obligations do not accrue. The termination or expiration of the JANSSEN AI License Agreement will not relieve either party from any obligation which accrued prior to the termination or expiration. However, in the event that JANSSEN elects an early termination of the JANSSEN AI License Agreement, all rights to know-how, manufacturing technology and patents covered under the JANSSEN AI License Agreement will revert back to us. Deferred revenue of $968,000 related to the JANSSEN AI License Agreement is included in deferred revenue on our consolidated balance sheet as of December 31, 2012.
During March 2012, we received $6.25 million through an amended license of non-core technologies with an existing licensee. This amendment converted the license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. As we have no future service obligation under this agreement, we recognized the $6.25 million in revenue during the year ended December 31, 2012.
(11) Certain Related Party Transactions
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
In August 2011, we issued and sold 2,287,581 shares of our common stock in an underwritten offering for net proceeds of approximately $6.3 million. 358,496 of these shares of common stock were issued and sold to our CEO.
(12) Leases
We lease manufacturing, research and development, and office facilities under various long-term lease arrangements. Rent expense (before sublease income) was $1.0 million, $1.7 million, and $2.6 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
We lease a facility in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices. During April 2011, we executed a Fifth Amendment of Lease reducing our occupied space in this facility from approximately 162,000 square feet to approximately 82,000 square feet. During December 2012 we entered into a commercial lease for approximately 5,600 square feet of office space in New York, New York for use as corporate offices.
The future minimum rental payments under our leases of our New York City facility, which expires in 2020, and our Lexington headquarters, which expires in 2023, are as follows (in thousands).

Year ending December 31,
2013	$1,336
2014	1,407
2015	1,448
2016	1,490
2017	1,548
Thereafter	8,533
Total	$15,762

In connection with the Lexington facility, we maintain a fully collateralized letter of credit of $1.0 million. No amounts have been drawn on the letter of credit as of December 31, 2012. In addition, for the office space in New York City, we are required to deposit $204,000 with the landlord as an interest-bearing security deposit pursuant to our obligations under the lease.

We sublet a portion of our facilities and received rental payments of $399,000, $541,000, and $1.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. We are contractually entitled to receive rental payments of $286,000 in 2013.
(13) Debt
As of December 31, 2012, we have $39.2 million in principal of debt outstanding: $39.0 million of convertible notes (2006 Notes), $146,000 of debentures and $92,000 of equipment financing.
Convertible Notes—2006 Notes
On October 30, 2006 (the “Issuance Date”), we issued $25.0 million of the 2006 Notes to a group of accredited investors (“Investors”). These 2006 Notes bear interest at 8% (an effective rate of 8.10%) payable semi-annually on December 30 and June 30 in cash or, at our option, in additional notes or a combination thereof and had an original maturity date of August 30, 2011. During the years ended December 31, 2012, 2011, and 2010, we issued additional 2006 Notes in the amount of $1.5 million, $2.8 million, and $2.6 million, respectively, as payment for interest due.
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
Until February 23, 2011, the 2006 Notes were convertible into our common stock at a fixed conversion price of $18.00 per share at the option of the Investors. Effective with the Amendment this conversion provision was removed from the terms of the 2006 Notes. The 2006 Notes can be converted into an interest in one of our wholly-owned subsidiaries that holds the QS-21 Stimulon and HerpV technologies. If converted into an interest of this subsidiary, the ownership interest in the subsidiary is determined by multiplying the quotient of the conversion amount divided by $25.0 million, by 30%.
If the Investors elect at any time to convert the 2006 Notes into ownership of the subsidiary holding the QS-21 Stimulon and HerpV technologies, we have the right, within 60 days, to redeem the 2006 Notes, including accrued interest, at a redemption price providing a 30-percent internal rate of return to the Investors. The 2006 Notes are secured by our equity ownership in this subsidiary. Upon the maturity of the 2006 Notes, we may elect to repay the outstanding balance in cash or in common stock, subject to certain limitations. If we elect to satisfy the outstanding balance with common stock at maturity, the number of shares issued will be determined by dividing the cash obligation by 90 percent of the weighted average price of the common shares for the 20 trading days preceding the maturity date of the 2006 Notes. This right is subject to our market capitalization exceeding $300 million at such time.
In no event will any Investor be obligated to accept equity that would result in an Investor owning in excess of 9.99% of the Company’s outstanding common stock at any given time in connection with any redemption or repayment of the 2006 Notes. The note agreements include a change of control provision whereby the holders of the 2006 Notes could require us to redeem all or a portion of the then outstanding 2006 Notes at a price equal to 101% of the conversion amount being redeemed and a right of first refusal provision for the holders of the 2006 Notes on any sales of equity of the subsidiary holding the QS-21 Stimulon and HerpV technologies, to purchase up to 50% of such sales of equity on the same terms as the third-party purchaser.
Convertible Notes—2005 Notes
On January 25, 2005, we issued $50.0 million of our 2005 Notes. Proceeds from the sale of the 2005 Notes were approximately $48.0 million net of issuance costs. Issuance costs were being amortized using the effective interest method over seven years, the expected life of the 2005 Notes based on the earliest date on which the holders can require redemption. During 2008, we repurchased $11.8 million in principal of these 2005 Notes for $2.9 million plus accrued interest of $178,000. During 2009, we repurchased $18.2 million in principal of our 2005 Notes for $255,000 and approximately 5,482,000 shares of our common stock. During 2010, we repurchased $19.9 million in principal of the 2005 Notes for $6.2 million and approximately 9,643,000 shares of our common stock. In connection with these 2010 repurchases we recorded a net gain of $2.8 million in non-operating income, which is comprised of inducement expense of $8.9 million and a gain on extinguishment of debt of $11.7 million. During 2012 we repurchased the final $100,000 of the outstanding 2005 Notes with cash. At December 31, 2012, the 2005 Notes are no longer outstanding.
Convertible Notes—Conversion Option

As a result of the adoption of revised guidance for evaluating when adjustment features within contracts are considered to be equity-indexed, as of January 1, 2009, the conversion feature embedded in our 2006 Notes was treated as a derivative liability and recorded at its fair value, with period to period changes in the fair value recorded as a gain or loss in our consolidated statement of operations. Accordingly, upon adoption we recorded a reduction to additional paid-in capital of $1.4 million, an increase to debt discount of $1.3 million, a derivative liability of $2.7 million, and a charge to opening accumulated deficit of $21,000. As of December 31, 2010, our debt discount balance was $720,000. During the year ended December 31, 2010, we recorded a gain of $1.9 million due to the change in the fair value of the derivative. As amended, the 2006 Notes no longer fall within this guidance since they are no longer convertible into our common stock, therefore, the conversion option is no longer valued as a derivative liability. Accordingly, during 2011, the value of the derivative was reduced to zero with a corresponding increase to additional paid-in capital of $755,000. Also, as the Amendment did not modify our ability to settle the 2006 Notes in cash, the 2006 Notes are now within the guidance of ASC 470-20, Debt with Conversion and Other Options. In accordance with this guidance, the debt and equity components of the 2006 Notes are bifurcated and accounted for separately based on the value and related interest rate of a non-convertible debt security with the same terms. The fair value of the 2006 Notes at February 23, 2011 (the date of the Amendment) was determined to be $28.5 million. The equity (conversion option) component of the notes has been classified as noncontrolling interest on our consolidated balance sheet and accordingly, the carrying value of the 2006 Notes was reduced by approximately $5.6 million, the calculated value of the conversion option. As of December 31, 2012 and 2011, our debt discount balance was $3.3 million and $5.0 million, respectively, and is being amortized until August 31, 2014, the maturity date of the 2006 Notes.
Other
At December 31, 2012, approximately $146,000 of debentures we assumed in our merger with Aquila Biopharmaceuticals are outstanding. These debentures carry interest at 7% and are callable by the holders. Accordingly they are classified as part of the current portion of long-term debt.
During 2011 we entered into an equipment purchase financing arrangement for approximately $154,000 payable in monthly installments over three years. At December 31, 2012, approximately $92,000 remains outstanding with approximately $57,000 classified in current liabilities on our consolidated balance sheet.
(14) Fair Value Measurements
We measure fair value based on a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:
Level 1-Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;
Level 2-Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly; and
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of the note and considering the prevailing economic and market conditions at the balance sheet date.
As of December 31, 2012 and 2011, $39.0 million and $37.5 million in principal of the 2006 Notes are outstanding respectively. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at December 31, 2012, and 2011, is $32.1 million and $30.8 million, respectively, based on the level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the embedded conversion option at December 31, 2012, is $1.7 million, based on the level 3 valuation hierarchy of the fair value measurements standard. The embedded conversion option is classified within Level 3 because it is valued using a modified Black-Scholes model. Certain inputs into this model were valued using a combination of income and market approaches which are unobservable in the market and are significant.

(15) Contingencies
We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.
(16) 401(k) Plan
We sponsor a defined contribution 401(k) savings plan for all eligible employees, as defined. Participants may contribute up to 60% of their compensation, as defined in the savings plan, with a maximum contribution of $17,000 for individuals under 50 years old and $22,500 for individuals 50 years old and older in 2012. Each participant is fully vested in his or her contributions and related earnings and losses. In 2012 and 2010 we made discretionary contributions to the savings plan of approximately $48,000 and $42,000, respectively. For the years ended December 31, 2012, 2011, and 2010, we expensed $48,000, $0, and $42,000, respectively, related to these discretionary contributions.
(17) Quarterly Financial Data (Unaudited)

	Quarter Ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2012
Revenue	$13,375	$627	$869	$1,090
Net income (loss)	6,768	(6,923)	(5,729)	(5,441)
Net income (loss) attributable to common stockholders	6,570	(7,121)	(5,927)	(5,639)
Per common share, basic and diluted:
Basic net income (loss) attributable to common stockholders	$0.29	$(0.31)	$(0.24)	$(0.23)
Diluted net income (loss) attributable to common stockholders	$0.29	$(0.31)	$(0.24)	$(0.23)

	Quarter Ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2011
Revenue	$672	$786	$654	$644
Net loss	(5,963)	(5,759)	(5,534)	(6,020)
Net loss attributable to common stockholders	(6,161)	(5,957)	(5,732)	(6,217)
Per common share, basic and diluted:
Net loss attributable to common stockholders	$(0.33)	$(0.31)	$(0.28)	$(0.29)
Net loss attributable to common stockholders per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the full fiscal year.
(18) Subsequent Events
Subsequent to December 31, 2012, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the holder of our Series A Preferred Stock pursuant to which the holder exchanged all 31,620 of the outstanding shares of our Series A Preferred Stock for an equivalent number of shares of our Series A-1 Preferred Stock to be issued by us. The terms of the Series A-1 Preferred Stock are materially identical to the Series A Preferred Stock, except that the Series A-1 Preferred Stock accrues a 0.6325% annual dividend, as compared to a 2.5% annual dividend for the Series A Preferred Stock. In exchange for this reduction in dividend obligations, we issued to the holder 666,666 shares of our common stock. After giving effect to the transactions contemplated by the Exchange Agreement, no shares of Series A Preferred Stock remain outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the Company can meet its disclosure obligations.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Agenus Inc.:
We have audited Agenus Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Agenus Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Agenus Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agenus Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Boston, Massachusetts
March 18, 2013

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from “Executive Officers of the Registrant” found in Part I of this Annual Report on Form 10-K, following Item 4 of this Annual Report on Form 10-K, and from sections entitled “Proposal 1 – Election of Directors,” “Our Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our 2012 fiscal year (the “2013 Proxy Statement”).

Item 11.	Executive Compensation
The response to this item is incorporated by reference into this Annual Report on Form 10-K from sections entitled “Our Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference into this Annual Report on Form 10-K from sections entitled “Equity Plans” and “Ownership of Our Common Stock” in our 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference into this Annual Report on Form 10-K from the sections entitled “Our Corporate Governance” and “Certain Relationships and Related Transactions” in our 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The response to this item is incorporated by reference into this Annual Report on Form 10-K from the section entitled “Proposal 3—To Ratify the Appointment of KPMG LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2013” in our 2013 Proxy Statement.

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

3.5
Certificate of Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on February 5. 2013 and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

4.2
Form of Amended and Restated Note under the Securities Purchase Agreement dated as of October 30, 2006 (as amended), by and among Agenus Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.4 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

4.3
Form of Amended and Restated PIK Note under the Securities Purchase Agreement dated as of October 30, 2006 (as amended), by and among Agenus Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

4.4
Pledge of Security Agreement dated as of October 30, 2006 by and among Agenus Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 0-29089) filed on October 31, 2006 and incorporated herein by reference.

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

4.7
Securities Purchase Agreement dated as of October 30, 2006 by and among Agenus Inc., a Delaware corporation and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 4.6 to our Current Report on Form 8-K (File No. 0-29089) filed on October 31, 2006 and incorporated herein by reference.

4.8
Form of Warrant under the Securities Purchase Agreement dated January 9, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 11, 2008 and incorporated herein by reference.

4.9
Purchase Agreement dated August 31, 2007 by and between Agenus Inc. and Fletcher International. Filed as Exhibit 99.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 5, 2007 and incorporated herein by reference.

4.10	Securities Purchase Agreement dated April 8, 2008. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on April 10, 2008 and incorporated herein by reference.

4.11	Form of Warrant to purchase common stock dated April 9, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on April 10, 2008 and incorporated herein by reference.

4.12
Securities Purchase Agreement by and between Agenus Inc. and the investors identified on Schedule I attached to the agreement, dated January 9, 2008. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 11, 2008 and incorporated herein by reference.

4.13
Form of 4 Year Warrant under the Securities Purchase Agreement dated July 30, 2009. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) filed on August 3, 2009 and incorporated herein by reference.

4.14
Form of 4 Year Warrant under the Securities Purchase Agreement dated August 3, 2009. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2009 and incorporated herein by reference.

4.15
Ninth Amendment of Rights with respect to Events of Default and Issuance of Other Securities by and between Agenus Inc. and Ingalls & Snyder Value Partners L.P. dated February 23, 2011. Filed as Exhibit 4.17 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

4.16
Securities Purchase Agreement dated as of July 30, 2009 by and among Agenus Inc. and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 3, 2009 and incorporated herein by reference.

4.17
Securities Purchase Agreement dated as of August 3, 2009 by and among Agenus Inc. and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2009 and incorporated herein by reference.

Employment Agreements and Compensation Plans

10.1*	1999 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2008 and incorporated herein by reference.

10.1.2*	Form of Non-Statutory Stock Option. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 15, 2004 and incorporated herein by reference.

10.1.3*	Form of 2007 Restricted Stock Award Agreement. Filed as Exhibit 10.1.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2007 and incorporated herein by reference.

10.1.4*	Form of 2008 Restricted Stock Award Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 11, 2008 and incorporated herein by reference.

10.1.5*	Sixth Amendment to the Agenus Inc. 1999 Equity Incentive Plan. Filed as Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.2*	Agenus Inc. 2009 Equity Incentive Plan, as amended to date. Filed herewith.

10.2.1*
Form of Restricted Stock Agreement for the Agenus Inc. Agenus Inc. 2009 Equity Incentive Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on June 15, 2009 and incorporated herein by reference.

10.2.2*
Form of Stock Option Agreement for the Agenus Inc. 2009 Equity Incentive Plan. Filed as
Exhibit 10.3 to our Current Report on Form 8-K (File No. 0-29089) filed on June 15, 2009 and incorporated herein by reference.

10.3*	Agenus Inc. 2009 Employee Stock Purchase Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.4	Agenus Inc. Directors' Deferred Compensation Plan, as amended to date. Filed herewith.

10.5*
Amended and Restated Executive Change-in-Control Plan applicable to Christine M. Klaskin. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on November 3, 2010 and incorporated herein by reference.

10.6
Modification of Rights in the Event of a Change of Control, dated as of June 14, 2012, by and between Agenus Inc. and Christine Klaskin. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-029089) for the quarter ended June 30, 2012 and incorporated herein by reference.

10.7	2004 Executive Incentive Plan, as amended. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 27, 2011 and incorporated herein by reference.

10.8
Form of Indemnification Agreement between Agenus Inc. and its directors and executive officers. These agreements are materially different only as to the signatories and the dates of execution. Filed as Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.

10.9
Current schedule identifying the directors and executive officers who are party to an Indemnification Agreement, the form of which was filed as Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-91747). Filed herewith.

10.10*
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

License and Collaboration Agreements

10.13(1)
Patent License Agreement between Agenus Inc. and Mount Sinai School of Medicine dated November 1, 1994, as amended on June 5, 1995. Filed as Exhibit 10.8 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.

10.14(1)
Sponsored Research and Technology License Agreement between Agenus Inc. and Fordham University dated March 28, 1995, as amended on March 22, 1996. Filed as Exhibit 10.9 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.

10.15(1)
License Agreement between the University of Connecticut Health Center and Agenus Inc. dated May 25, 2001, as amended on March 18, 2003. Filed as Exhibit 10.2 to the Amendment No. 1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2003 and incorporated herein by reference.

10.15.1(1)
Letter Agreement by and between Agenus Inc. and The University of Connecticut Health Center dated May 11, 2009. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q
(File No. 0-29089) for the quarter ended June 30, 2009 and incorporated herein by reference.

10.15.2(1)
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

10.17(1)
Amended and Restated Manufacturing Technology Transfer and Supply Agreement by and between Agenus Inc. and GlaxoSmithKline Biologicals SA dated January 19, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2009 and incorporated herein by reference.

10.18(1)
First Right to Negotiate and Amendment Agreement between Agenus Inc., Antigenics Inc. and GlaxoSmithKline Biologicals SA, dated March 2, 2012. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2012.

10.19(1)
Amended and Restated License Agreement by and between Antigenics Inc., a Massachusetts corporation and wholly owned subsidiary of Agenus Inc., Elan Pharma International Limited, and Elan Pharmaceuticals, Inc. dated September 14, 2009. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.20
License Agreement by and between Agenus Inc. and NewVac LLC dated December 19, 2011. Filed as Exhibit 10.42 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2011 and incorporated herein by reference.

Real Estate Leases

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

10.21.2
Second Amendment of Lease dated as of March 7, 2007 from BHX, LLC as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2007 and incorporated herein by reference.

10.21.3
Third Amendment to Lease dated April 23, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2008 and incorporated herein by reference.

10.21.4
Fourth Amendment to Lease dated September 30, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.21.5
Fifth Amendment to Lease dated April 11, 2011 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2011 and incorporated herein by reference.

10.22	Standard Form of Office Lease effective December 13, 2012 between 149 Fifth Ave. Corp. and Agenus Inc. Filed herewith.

Sales Agreement

10.24
Amended and Restated At Market Issuance Sales Agreement, dated as of December 21, 2012, by and between Agenus Inc. and MLV & Co. LLC. Filed as Exhibit 10.1 to our Registration Statement on Form S-3 (File No. 333-185657) and incorporated herein by reference.

21	Subsidiaries of Agenus Inc. Filed as Exhibit 21 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

23	Consent of KPMG LLP, independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(3)

_________________

*	Indicates a management contract or compensatory plan.

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
Garo H. Armen, Ph.D.
Chief Executive Officer and
Chairman of the Board
Dated: March 18, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2013
Garo H. Armen, Ph.D.

/S/ CHRISTINE M. KLASKIN	Vice President, Finance (Principal Accounting and Financial Officer)	March 18, 2013
Christine M. Klaskin

/S/ BRIAN CORVESE	Director	March 18, 2013
Brian Corvese

/S/ TOM DECHAENE	Director	March 18, 2013
Tom Dechaene

/S/ WADIH JORDAN	Director	March 18, 2013
Wadih Jordan

/S/ SHALINI SHARP	Director	March 18, 2013
Shalini Sharp

/S/ TIMOTHY R. WRIGHT	Director	March 18, 2013
Timothy R. Wright