Form 10-Q
period 2013-03-31
AGENUS INC
filed 2013-05-10
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of May 9, 2013: 28,304,985 shares

Agenus Inc.
Quarterly Period Ended March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$17,213,958	$21,468,269
Inventories	16,022	16,022
Accounts receivable	163,728	552,334
Prepaid expenses	887,587	545,907
Other current assets	64,949	32,156
Total current assets	18,346,244	22,614,688
Plant and equipment, net of accumulated amortization and depreciation of $27,388,611 and $27,404,751 at March 31, 2013 and December 31, 2012, respectively	2,915,324	2,606,428
Goodwill	2,572,203	2,572,203
Other long-term assets	1,299,304	1,299,304
Total assets	$25,133,075	$29,092,623
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$201,477	$204,088
Current portion, deferred revenue	1,527,883	1,527,883
Accounts payable	581,554	634,752
Accrued liabilities	3,195,224	2,168,338
Other current liabilities	271,627	277,927
Total current liabilities	5,777,765	4,812,988
Convertible notes	36,127,871	35,679,232
Other long-term debt	19,959	34,427
Deferred revenue	4,418,805	4,800,776
Other long-term liabilities	1,472,768	1,365,357
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized at March 31, 2013 and December 31, 2012:
Series A-1 convertible preferred stock; 31,620 and 0 shares designated, issued, and outstanding at March 31, 2013 and December 31, 2012, respectively; liquidation value of $32,117,007 at March 31, 2013	316	—
Series A convertible preferred stock; 0 and 31,620 shares designated, issued, and outstanding at March 31, 2013 and December 31, 2012, respectively	—	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at March 31, 2013 and December 31, 2012	31	31
Common stock, par value $0.01 per share; 70,000,000 shares authorized March 31, 2013 and December 31, 2012; 25,346,224 and 24,645,112 shares issued at March 2013 and December 31, 2012, respectively	253,462	246,451
Additional paid-in capital	596,661,152	595,917,080
Treasury stock, at cost; 43,490 shares of common stock at March 31, 2013 and December 31, 2012	(324,792)	(324,792)
Accumulated deficit	(624,854,386)	(619,019,367)
Noncontrolling interest	5,580,124	5,580,124
Total stockholders’ deficit	(22,684,093)	(17,600,157)
Total liabilities and stockholders’ deficit	$25,133,075	$29,092,623
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarters ended March 31,
	2013	2012
Revenue:
Service revenue	$725,225	$58,724
Research and development revenue	384,017	13,316,202
Total revenues	1,109,242	13,374,926
Operating expenses:
Cost of service revenue	(272,776)	(23,678)
Research and development	(2,554,122)	(2,676,792)
General and administrative	(2,891,541)	(2,873,876)
Operating (loss) income	(4,609,197)	7,800,580
Other income (expense):
Non-operating income	2,880	107,592
Interest expense, net	(1,228,702)	(1,140,562)
Net (loss) income	(5,835,019)	6,767,610
Dividends on Series A and A-1 convertible preferred stock	(3,007,186)	(197,625)
Net (loss) income attributable to common stockholders	$(8,842,205)	$6,569,985
Per common share data:
Basic net (loss) income attributable to common stockholders	$(0.35)	$0.29
Diluted net (loss) income attributable to common stockholders	$(0.35)	$0.29
Weighted average number of common shares outstanding:
Basic	25,071,684	22,335,608
Diluted	25,071,684	22,337,945

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(5,835,019)	$6,767,610
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	147,000	549,761
Share-based compensation	709,345	907,852
Noncash interest expense	448,638	388,637
Loss on disposal of assets	17,915	—
Changes in operating assets and liabilities:
Accounts receivable	388,606	(58,723)
Inventories	—	1,499
Prepaid expenses	(341,680)	(268,212)
Accounts payable	(149,686)	(467,477)
Deferred revenue	(381,971)	2,109,904
Accrued liabilities and other current liabilities	1,026,886	1,174,610
Other operating assets and liabilities	74,618	166,148
Net cash (used in) provided by operating activities	(3,895,348)	11,271,609
Cash flows from investing activities:
Purchases of plant and equipment	(377,323)	—
Net cash used in investing activities	(377,323)	—
Cash flows from financing activities:
Net proceeds from sales of equity	—	2,758,772
Proceeds from employee stock purchases	35,438	12,199
Financing of property and equipment	(17,078)	(7,521)
Payments of series A convertible preferred stock dividends	—	(197,625)
Net cash provided by financing activities	18,360	2,565,825
Net (decrease) increase in cash and cash equivalents	(4,254,311)	13,837,434
Cash and cash equivalents, beginning of period	21,468,269	10,747,951
Cash and cash equivalents, end of period	$17,213,958	$24,585,385
Non-cash financing activity:
Deemed dividend on Series A convertible preferred stock	$2,906,664	$—
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, with a focus on immunological approaches. Our core technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21 Stimulon, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer's disease, human immunodeficiency virus, and tuberculosis. Within our HSP Platform we are developing our Recombinant Series and our Prophage Series vaccines. HerpV, a therapeutic vaccine candidate from the Recombinant Series which includes QS-21 Stimulon, has been tested in a Phase 1 clinical trial for the treatment of genital herpes and is now in a Phase 2 trial. In our Prophage Series we have tested product candidates in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence as Oncophage® vaccine. In addition, investigator-sponsored Phase 2 trials are fully enrolled in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. In addition to our internal development, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21 Stimulon, and HerpV. We are also exploring in-licensing, acquisitions and sponsored research opportunities.

We have incurred significant losses since our inception. As of March 31, 2013, we had an accumulated deficit of $624.9 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash balance of $17.2 million as of March 31, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our estimated annual use of cash of $18-21 million during 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is in a Phase 2 trial and the development of our Prophage Series vaccines is subject to further evaluation and uncertainty, we are unable to reliably estimate the cost of completing research and development programs, the timing for bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity.
As of March 31, 2013, we had debt outstanding of $39.2 million in principal, including $39.0 million in principal outstanding under our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). In April 2013, we exchanged the 2006 Notes for $10 million in cash, 2,500,000 shares of our common stock, and a revenue interest in certain QS-21 Stimulon partnered programs and HerpV. The cash portion of this exchange was financed through the issuance of new debt (see Note I for further detail). We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV, and the Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.
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
Note B - Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share data):

	Quarter Ended March 31,
	2013	2012
Amounts used for basic and diluted per shares calculations:
Net (loss) income attributable to common stockholders	$(8,842)	$6,570
Weighted average number of shares outstanding - basic	25,072	22,336
Effective dilutive share-based compensation awards	—	2
Weighted average number of shares outstanding - diluted	25,072	22,338
Net (loss) income attributable to common stockholders per common share:
Basic	$(0.35)	$0.29
Diluted	$(0.35)	$0.29
Basic loss and income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors' Deferred Compensation Plan, “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, and convertible preferred stock. Because we reported a net loss attributable to common stockholders for the three months ended March 31, 2013, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31,
	2013	2012
Warrants	3,309,378	3,309,378
Stock options	2,830,712	1,797,114
Nonvested shares	279,889	82,319
Convertible preferred stock	333,333	333,333

Note C - Share-based Compensation Plans
We use the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of our Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 4 year period. The non-cash charge to operations for the non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. A summary of option activity for the three months ended March 31, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,748,883	$7.07
Granted	93,750	4.16
Exercised	—	—
Forfeited	(6,473)	5.11
Expired	(5,448)	45.96
Outstanding at March 31, 2013	2,830,712	$6.90	7.6	$220,014
Vested or expected to vest at March 31, 2013	2,747,681	$6.96	7.5	$215,383
Exercisable at March 31, 2013	1,695,582	$8.12	6.6	$143,895
The weighted average grant-date fair values of options granted during the three months ended March 31, 2013 and 2012, were $2.88,and $2.72, respectively.
During the three months ended March 31, 2013, and 2012, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date. As of March 31, 2013, $3.7 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.1 years.
As of March 31, 2013, unrecognized expense for options granted to outside advisors for which vesting has not yet occurred but the exercise price of the option is known is $60,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the options have vested.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the three months ended March 31, 2013 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	249,968	$5.38
Granted	45,000	4.18
Vested	(14,856)	5.49
Forfeited	(223)	6.30
Outstanding at March 31, 2013	279,889	5.18
As of March 31, 2013, there was $957,000 of unrecognized share-based compensation expense related to these nonvested shares, $595,000 of which pertains to performance awards for which performance has not yet been achieved. The remaining cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of shares vested during the three months ended March 31, 2013, was $62,000.
We issue new shares upon option exercises, purchases under our 2009 Employee Stock Purchase Plan, (the "2009 ESPP"), vesting of nonvested stock, under the DDCP, and in lieu of approximately 33% of the base salary of our Chief Executive Officer ("CEO"). During the three months ended March 31, 2013, 10,169 shares were issued under the 2009 ESPP,

14,856 shares were issued as a result of the vesting of nonvested stock, and 9,421 shares were issued to our CEO in lieu of cash salary.
The impact on our results of operations from share-based compensation for the three months ended March 31, 2013, and 2012, was as follows (in thousands):

	Quarter ended March 31,
	2013	2012
Research and development	$493	$206
General and administrative	216	702
Total share-based compensation expense	$709	$908
Note D - License Agreements
In March 2012, we entered into a First Right to Negotiate and Amendment Agreement with GlaxoSmithKline (“GSK”) whereby we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets and further amended certain existing agreements to clarify certain provisions and grant GSK an additional license and rights thereunder. The first right to negotiate will expire after 5 years. Under the terms of the agreement, GSK paid us a nonrefundable payment of $9.0 million, of which $2.5 million is creditable against future manufacturing technology transfer royalty payments. The agreement provides GSK with an additional license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. Also during March 2012, we received $6.25 million through an amended license of non-core technologies with an existing licensee. This amendment converted the license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. As we have no future service obligation under these agreements, we recognized $12.8 million in revenue related to these amendments during the three months ended March 31, 2012 and included $2.5 million in deferred revenue in our condensed consolidated financial statements.
Note E - Accrued Liabilities
Accrued liabilities consist of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Professional fees	$1,013	$919
Payroll	379	592
Clinical trials	539	291
Interest	831	51
Other	433	314
	$3,195	$2,168

Note F - Equity
During the quarter ended March 31, 2013, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the holder of our Series A Preferred Stock pursuant to which the holder exchanged all 31,620 of the outstanding shares of our Series A Preferred Stock for an equivalent number of shares of our Series A-1 Preferred Stock. The terms of the Series A-1 Preferred Stock are substantially identical to the Series A Preferred Stock, except that the Series A-1 Preferred Stock accrues a 0.6325% annual dividend, as compared to a 2.5% annual dividend for the Series A Preferred Stock. In exchange for this reduction in dividend obligations, we issued to the holder 666,666 shares of our common stock. The issuance of these shares resulted in a deemed dividend of $2.9 million to the holder, which is reflected in the statement of operations as an adjustment from net loss to net loss attributable to common stockholders. After giving effect to the transactions contemplated by the Exchange Agreement, no shares of Series A Preferred Stock remain outstanding.
Note G - Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 requires entities to disclose items reclassified out of Accumulated Other Comprehensive Income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item, and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 31, 2012 and interim periods within those years. The application of this standard did not have a material impact on our condensed consolidated financial statements.
Note H - Fair Value Measurements
The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
 As of March 31, 2013 and December 31, 2012, $39.0 million in principal of the 2006 Notes was outstanding. The fair value of the debt portion of the 2006 Notes exclusive of the conversion option at March 31, 2013, and December 31, 2012, was $32.1 million, based on the level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the embedded conversion option at March 31, 2013, is $1.4 million, based on the level 3 valuation hierarchy of the fair value measurements standard. The embedded conversion option is classified within level 3 because it is valued using a modified Black-Scholes model. Certain inputs into this model were valued using a combination of income and market approaches which are unobservable in the market and are significant.
Note I - Subsequent Events
On April 15, 2013, we entered into a Securities Exchange Agreement (the “Exchange”) with the holders of all of our 2006 Notes which were due August 2014 (the “Notes”) (outstanding principal of $39.0 million). The holders exchanged the 2006 Notes, including all accrued interest thereon, for $10.0 million in cash, 2,500,000 shares of our common stock, par value $0.01 (the “Shares”), and a contractual right to the proceeds of 20% of our revenue interests from QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. The rights are governed by a Revenue Interests Assignment Agreement dated as of April 15, 2013 between us and the holders of the 2006 Notes.
In connection with the Exchange, we entered into a Loan and Security Agreement dated as of April 15, 2013 (the “Loan Agreement”) with Silicon Valley Bank to issue senior secured debt in the aggregate principal amount of $5.0 million (the “Loan”). The Loan will bear interest at a rate of 6.75% per annum, payable in cash on the first day of each month, and is secured by a lien against substantially all of our assets. In addition, in connection with the Exchange, we also entered into a Note Purchase Agreement, dated as of April 15, 2013 (the “Purchase Agreement”) with various investors to issue senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million and 500,000 four year warrants to purchase unregistered shares of our common stock at an exercise price of $4.41 per share.  The Subordinated Notes bear interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears.  The Loan and the Subordinated Notes are due April 15, 2015.
Subsequent to March 31, 2013, we received net proceeds of approximately $2.3 million from sales of our common stock in at the market offerings under our Amended and Restated At Market Sales Issuance Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
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
HerpV is derived from our HSP Platform technologies, and is a recombinant, synthetic, non-patient specific therapeutic vaccine candidate which includes QS-21 Stimulon for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses-a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since we could potentially create therapeutic vaccines for various infectious diseases with the integration of heat shock proteins with antigenic peptides. We completed screening for enrollment in a Phase 2 randomized, double blind, multicenter trial of HerpV in HSV-2 positive genital herpes patients in February 2013, and data from this study are expected in the fourth quarter of 2013.

The Prophage Series vaccines are a patient specific application of our HSP Platform. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine and is approved in Russia for the treatment of renal cell carcinoma (“RCC”, or kidney cancer) in patients at intermediate risk of recurrence. In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. A Phase 2 trial testing the Prophage Series vaccine candidate G-100 in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Preliminary data from this trial, which were presented at the American Association of Neurological Surgeons Annual Scientific Meeting in May 2013, showed a 146% increase in progression free survival and a 60% increase in overall survival as compared to the standard of care alone. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The G-100 and G-200 studies are solely based in the United States. The Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) approved a study of the Prophage Series G-200 vaccine in a randomized Phase 2 trial in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. The study will be sponsored by the Alliance for Clinical Trials in Oncology, an NCI cooperative group. This study is anticipated to begin enrolling patients during the second quarter of 2013.
In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21 Stimulon, and HerpV. We are also exploring in-licensing, acquisitions and sponsored research opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the three months ended March 31, 2013 and the years ended December 31, 2013, 2012, and 2011, were $2.6 million, $10.6 million, $11.0 million, and $12.9 million, respectively. We have incurred significant losses since our inception. As of March 31, 2013, we had an accumulated deficit of $624.9 million.
We have financed our operations primarily through the sale of equity and convertible notes. We believe that, based on our current plans and activities, our working capital resources at March 31, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our expected annual use of cash of $18-21 million during 2013. We expect to attempt to raise additional funds in advance of depleting our funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) vaccines containing QS-21 Stimulon under development by our licensees,  (2) HerpV, Oncophage and/or our other Prophage Series vaccines, and/or (3) potential other product candidates, each of which will require additional capital.
Historical Results of Operations
Quarter ended March 31, 2013 Compared to the Quarter Ended March 31, 2012
Revenue: We generated revenue of $1.1 million and $13.4 million during the three months ended March 31, 2013 and 2012, respectively. Revenue includes license fees and royalties earned, and service revenue. During the three months ended March 31, 2012, we recognized revenue of $6.5 million through an expanded license agreement with GSK, which provided GSK with additional license rights to use QS-21 Stimulon in an undisclosed indication, and $6.25 million through a license of non-core technologies with an existing licensee that resulted in a buy-out of the current royalty stream related to the license. During the three months ended March 31, 2013 and 2012, we recorded revenue of $382,000 and $390,000, respectively, from the amortization of deferred revenue. Our revenue for the three months ended March 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore is not indicative of future results.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 4.6% to $2.6 million for the three months ended March 31, 2013 from $2.7 million for the three months ended March 31, 2012. Decreased expenses related to our general cost-containment efforts and decreased amortization expense were partially offset by increased expenses related to our HerpV program and non-cash share-based compensation expense.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses were $2.9 million for the three months ended March 31, 2013 and the three months ended March 31, 2012.

Interest Expense, net: Interest expense has increased to $1.2 million for the three months ended March 31, 2013 from $1.1 million for the three months ended March 31, 2012. This increase is directly related to an increase in the principal amount of debt outstanding period over period.
Dividends on Series A and A-1 convertible preferred stock: Dividends increased to $3.0 million for the three months ended March 31, 2013 from $197,625 for the three months ended March 31, 2012 due to the deemed dividend of 666,666 shares of our common stock issued to the Series A convertible preferred stock holder during the quarter ended March 31, 2013 in exchange for a reduced dividend obligation.
Research and Development Programs
Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the three months ended March 31, 2013, these research and development programs consisted largely of our Prophage Series vaccines and HerpV, as indicated in the following table (in thousands).

Research and Development Program	Product	Quarter Ended March 31,	Year Ended December 31,			Prior to 2010	Total
		2013	2012	2011	2010
Heat shock proteins for cancer	Prophage Series Vaccines	$1,144	$5,613	$10,182	$10,960	$270,891	$298,790
Heat shock proteins for infectious diseases	HerpV	1,291	4,862	734	644	17,710	25,241
Vaccine adjuvant *	QS-21 Stimulon	115	85	94	1,185	11,219	12,698
Other research and development programs		4	4	13	89	33,438	33,548
Total research and development expenses		$2,554	$10,564	$11,023	$12,878	$333,258	$370,277
___________________________
*    Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.
Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is now in a Phase 2 trial and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs, the timing for bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $624.9 million as of March 31, 2013. We expect to incur significant losses over the next several years as we continue clinical trials, manage our regulatory processes, prepare for potential commercialization of products, and continue development of our technologies. We have financed our operations primarily through the sale of equity and convertible notes, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2013, we have raised aggregate net proceeds of $525.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes. In addition, during the quarter ended March 31, 2012, we received $9.0 million from GSK for a First Right to Negotiate and an expanded license agreement and

$6.25 million through a license of non-core technologies with an existing licensee. We granted GSK the first right to negotiate for the purchase of the Company or certain of our assets which will expire in five years. The expanded license agreement provides GSK with an additional license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure.
We also maintain an effective registration statement to sell an aggregate of up to ten million shares of our common stock from time to time pursuant to an At the Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent.
As of March 31, 2013, we had debt outstanding of $39.2 million in principal, including $39.0 million in principal of our 2006 Notes which were scheduled to mature August 31, 2014. On April 15, 2013, we entered into a Securities Exchange Agreement (the "Exchange") with the holders of our 2006 Notes whereby we exchanged all of the 2006 Notes including accrued and unpaid interest for $10.0 million in cash, 2,500,000 shares of our common stock, and a contractual right to the proceeds of 20% of our revenue interests from certain QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. The cash portion of this exchange was financed through the issuance of new debt. Also on April 15, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank to issue senior secured debt in the aggregate principal amount of $5.0 million (the “Loan”). The Loan will bear interest at a rate of 6.75% per annum, payable in cash on the first day of each month. In addition, in connection with the Exchange, we also entered into a Note Purchase Agreement, dated as of April 15, 2013 (the “Purchase Agreement”) with various investors to issue senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million bearing interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears.  The Loan and the Subordinated Notes are due April 15, 2015.
Our cash and cash equivalents at March 31, 2013 were $17.2 million, a decrease of $4.3 million from December 31, 2012. We believe that, based on our current plans and activities, our cash balance, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our estimated annual use of cash of $18-21 million during 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations through 2013 and beyond, we will need to contain costs and raise additional funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. While we expect to attempt to raise additional funds in advance of depleting our current funds, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV and the Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees, and/or (3) potentially other product candidates, each of which will require additional capital. We currently anticipate beginning to earn royalties from our QS-21 Stimulon licensees in 2014.
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our total payments to be $51.1 million over the term of the studies. Through March 31, 2013, we have expensed $48.3 million as research and development expenses and $47.7 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.
We have also entered into sponsored research agreements related to our product candidates that required payments of $6.6 million, all of which has been paid as of March 31, 2013. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. We have various agreements, for example, with collaborative partners and/or licensees, which allow the use of our QS-21 Stimulon adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed vaccines that include QS-21 Stimulon, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the three months ended March 31, 2013 was $3.9 million while cash provided by operating activities for three months ended March 31, 2012 was $11.3 million. This decrease in cash provided by operating activities for the three months ended March 31, 2013 primarily resulted from one-time payments received under amended license agreements and therefore is not indicative of future results. During the three months ended March 31, 2012, we recognized revenue of $12.8 million related to expanded license agreements. We continue to support and develop our QS-21 Stimulon partnering collaborations, and currently anticipate earning royalties from products containing QS-21 Stimulon in 2014. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 requires entities to disclose items reclassified out of Accumulated Other Comprehensive Income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item, and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 31, 2012 and interim periods within those years. The application of this standard did not have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. There has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2012. However, commercialization of Oncophage outside of the United States could result in increased foreign currency exposure.
We had cash and cash equivalents at March 31, 2013 of $17.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2013, however, we are subject to investment risk.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Chief Executive Officer and Principal Financial Officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors
Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occurs, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.
Risks Related to our Business
If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.
Our net losses for the years ended December 31, 2012, 2011, and 2010, were $11.3 million, $23.3 million, and $21.9 million, respectively. During the quarter ended March 31, 2013 we incurred a net loss of $5.8 million. We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21 Stimulon, our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations. From our inception through March 31, 2013, we have incurred net losses totaling $624.9 million.
On March 31, 2013, we had $17.2 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at March 31, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our estimated annual use of cash of $18-21 million during 2013. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the quarter ended March 31, 2013, our average monthly cash used in operating activities was approximately $1.3 million. We do not currently anticipate significant capital expenditures during 2014.
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
There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting preclinical and clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•the cost of manufacturing;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights; and

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
As of March 31, 2013, we had debt outstanding of $39.2 million in principal, including $39.0 million in principal of our 8% senior secured convertible notes due August 2014 (the “2006 Notes”). In April 2013 we exchanged the 2006 Notes plus accrued and unpaid interest for $10.0 million cash, 2,500,000 shares of common stock, and a revenue interest in certain QS-21 Stimulon partnered programs and a royalty interest in HerpV. The $10.0 million cash payment was financed by entering into a $5.0 million Loan and Security Agreement with Silicon Valley Bank (the "Loan") with annual interest at 6.75%, and a Note Purchase Agreement with various investors to issue senior subordinated notes in the aggregate principal amount of $5.0 million (the "Subordinated Notes") with annual interest at 10% (collectively the "2013 Notes"). The 2013 Notes are due April 2015.
Our ability to satisfy our obligations under this indebtedness will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things, to:

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

Other than for the year ended December 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $1.0 million for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. For the quarter ended March 31, 2013 and for the years ended December 31, 2011, and 2010, net cash used in operating activities was $3.9 million, $16.2 million, and $14.8 million, respectively.

Our 2013 Notes contain significant restrictive and affirmative covenants.
Our Loan and Security Agreement is secured by a lien against substantially all of our assets as well as the assets of our subsidiary Antigenics Inc. and contains a number of restrictions and covenants, including, but not limited to, restrictions and covenants that limit our ability to:

•	incur certain additional indebtedness;

•	make certain investments;

•	pay dividends other than dividends required pursuant to pre-existing commitments;

•	make payments on subordinated indebtedness other than regularly scheduled payments of interest;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of our assets; and/or

•	change our line of business.
The Loan and Security Agreement also specifies a number of events of default (some of which are subject to applicable cure periods), including, among other things,
•covenant defaults;
•other non-payment defaults;
•bankruptcy;
•certain penalties and judgments from a governmental authority;

•cross-defaults in respect of indebtedness over $50,000; and
•insolvency defaults.
Additionally, any material adverse change with respect to our subsidiary, Antigenics Inc., or us constitutes an event of default. Upon the occurrence of an event of default under the Loan and Security Agreement, subject to cure periods in certain circumstances, Silicon Valley Bank may declare all amounts outstanding to be immediately due and payable and may foreclose upon our assets that secure the Loan. During the continuance of an event of default which does not accelerate the maturity of the Loan, interest will accrue at a default rate equal to the otherwise applicable rate plus 5%. We may prepay the Loan at any time, in full, subject to certain notice requirement and a prepayment premium equal to 4% of the outstanding principal amount of the Loan.
The Subordinated Notes also include default provisions which allow for the acceleration of the principal payment of the Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the Subordinated Notes, default on other indebtedness with an aggregate principal balance of $5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $5 million if such amount will not be covered by third-party insurance.
If we default on the 2013 Notes and the repayment of such indebtedness is accelerated, our liquidity will be materially and adversely affected.
We may not receive anticipated QS-21 Stimulon revenues from our licensees.
With the exception of our HerpV program we currently rely upon and expect to continue to rely upon third party licensees, particularly GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”), to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant. We expect that we will rely on similar relationships if we develop new adjuvants in our Saponin Platform.
In return for rights to use QS-21 Stimulon, our licensees have generally agreed to pay us license fees, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch, with some exceptions. As each licensee controls its own product development process, we cannot predict our licensees' requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or cease programs containing QS-21 Stimulon at any time. In the event that our licensees develop vaccines using QS-21 Stimulon, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties in the future.
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
In connection with the exchange of our 2006 Notes, we entered into a Revenue Interests Assignment Agreement with the holders of the 2006 Notes, dated April 15, 2013. This agreement granted these holders a contractual right to the proceeds of 20% of our revenue interests from QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. Due to uncertainties surrounding the future revenue stream generated from our licensees, we are unable to predict the precise dollar value reduction in revenue that will result from this agreement to pay the 2006 Note holders their share of the proceeds from QS-21 Stimulon and HerpV programs. Any reduction in revenues generated from QS-21 Stimulon and HerpV programs could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, to date NewVac has not secured government reimbursement and there is no guarantee that they will be able to do so. There appears to be a limited private-pay market in Russia, and many patients will not be capable of paying for Oncophage without third party reimbursement. The reimbursement system in Russia is uncertain and has experienced serious funding and administrative problems in its national and regional reimbursement programs. See “Risk Factors- If we, or our licensees, fail to obtain adequate levels of reimbursement for our product candidates there may be no commercially viable market for these products, or the commercial potential of these products may be significantly limited.”
We may not be able to make vaccines from the Prophage Series available in countries other than Russia or in indications other than adjuvant renal cell carcinoma.
Oncophage is currently only approved for marketing in Russia for the adjuvant treatment of kidney cancer patients at intermediate-risk for disease recurrence and is the only product from our Prophage Series vaccines that is approved for marketing anywhere. The probability and timing of submissions and/or approval of Prophage Series vaccines in any other jurisdiction or indication is uncertain. A Phase 2 trial testing the Prophage Series vaccine candidate in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) approved a study of the Prophage Series G-200 vaccine in a randomized Phase 2 trial in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. The study will be sponsored by the Alliance for Clinical Trials in Oncology, an NCI cooperative group. These trials may not be successful, and even if they are successful, they are not intended to provide the necessary evidence of efficacy and/or safety to support biologics license application (“BLA”) filings.
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
Depending on the type and stage of cancer and the patient population, our ability to successfully develop and commercialize the Prophage Series vaccines for a particular cancer depends in part on our, and following successful technology transfer to our licensee, its ability to purify heat shock proteins from that type of cancer. If we or our licensee experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, we may face delays in enrolling sufficient patients and subsequently utilize more internal resources to satisfy enrollment requirements. Manufacturing failures may also lower the probability of a successful analysis of the data from clinical trials and, ultimately, the ability to obtain regulatory approvals. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 85% of the tumors received from patients in our Phase 2 clinical trials in glioma. We expect to continue to devote resources to allow for a better evaluation of tumor characteristics and screening methods in an attempt to increase manufacturing success rates.
In December 2011, we granted NewVac an exclusive license to manufacture, market, and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. Since then, NewVac has been working to build and equip a manufacturing facility, hire, train and retain staff, and validate the facility systems and process. They have faced delays and challenges in completing these activities and there is no guarantee that they will be able to do so. Moreover, even if NewVac were to complete these activities, their commercial and developmental efforts may be delayed or limited. In addition, we may encounter problems with other types of cancer or patients as we expand our research. If we cannot overcome these problems, the number of patients or cancer types that our heat shock protein product candidates could treat would be limited. In addition, if we commercialize our heat shock protein product candidates, we may not be able to replicate past manufacturing success rates and we may face claims from patients for whom we are unable to produce a vaccine.
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
While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of Oncophage or any of the other Prophage Series vaccines other than the agreement with NewVac giving them an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. In March 2006 we announced that part I of our Phase 3 trial in RCC did not achieve its primary endpoint in the intent to treat population, and in November 2009, that the CHMP adopted a negative opinion on our MAA. Companies may not be interested in pursuing patient-specific vaccines like our Prophage Series vaccines, and many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.
In addition, we would consider license and/or co-development opportunities to advance HerpV. However, collaborative partners or licensees may defer discussions until results from our Phase 2 clinical trial become available, or they may not engage in such discussions at all.

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
Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of March 31, 2013, we have spent approximately 19 years and $298.8 million on our research and development program in heat shock proteins for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.
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
If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. As of March 2013 we have exclusive rights to 74 issued United States patents and 105 issued foreign patents. We also have exclusive rights to five pending United States patent applications and 17 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office ("USPTO") uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
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

Furthermore, for patent applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2012) which brings into effect significant changes to the U.S. patent laws that are yet untried and untested, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the U.S. This will require us to be cognizant after March 16, 2013 of the time from invention to filing of a patent application. Additionally, for applications containing a claim not entitled to priority before March 16, 2013, there is a risk that a third party will initiate a post grant review following the issuance of a patent.
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
According to publicly filed documents, Mr. Brad M. Kelley beneficially owns approximately 1,591,000 shares of our outstanding common stock and 31,620 shares of our series A-1 convertible preferred stock. The shares of preferred stock are currently convertible at any time into approximately 333,000 shares of common stock at an initial conversion price of $94.86, are non-voting, and carry a 0.6325% annual dividend yield. If Mr. Kelley converted all of the shares of preferred stock on March 31, 2013, he would have held approximately 8% of our outstanding common stock. We currently have a right of first refusal agreement with Mr. Kelley that provides us with limited rights to purchase certain of Mr. Kelley's shares if he proposes to sell them to a third party.
Collectively, Mr. Kelley and Dr. Armen, our Chief Executive Officer, control approximately 13% of our outstanding common stock as of March 31, 2013, providing the ability, if they vote in the same manner, to determine the outcome of matters submitted to a stockholder vote. If Mr. Kelley were to convert all of his preferred stock into common stock, the combined total would increase to 14%. Additional purchases of our common stock by Mr. Kelley also would increase both his percentage of outstanding voting rights and the percentage combined with our Chief Executive Officer. While Mr. Kelley's shares of preferred stock do not carry voting rights, the shares of common stock issuable upon conversion carry the same voting rights as other shares of common stock.
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
Between our initial public offering on February 4, 2000 and March 31, 2013, and for the quarter ended March 31, 2013, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $3.89 and $4.88 per share, respectively. The average daily trading volume for the quarter ended March 31, 2013 and for the year ended December 31, 2012 was approximately 74,000 shares and 176,000 shares, respectively. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2013, we had approximately 25,303,000 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 6,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of March 31, 2013, an aggregate of 16.5 million of these shares remain available for sale. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2013, options to purchase 2,830,712 shares of our common stock with a weighted average exercise price per share of $6.90 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2013 we have 279,889 nonvested shares outstanding.
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

(b) Exhibits

AGENUS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2013	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

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

3.5
Certificate of Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on February 5, 2013 and incorporated herein by reference.

4.1(1)	Note Purchase Agreement dated as of April 15, 2013 by and between Agenus Inc., and the Purchasers listed on Schedule 1.1 thereto. Filed herewith.

4.2	Form of Senior Subordinated Note under the Note Purchase Agreement dated as of April 15, 2013 by and between Agenus Inc., and the Purchasers listed on Schedule 1.1 thereto. Filed herewith.

4.3	Form of Warrant under the Note Purchase Agreement dated as of April 15, 2013 by and between Agenus Inc., and the Purchasers listed on Schedule 1.1 thereto. Filed herewith.

4.4(1)
Loan and Security Agreement dated as of April 15, 2013 by and among Agenus Inc., Antigenics Inc., a Massachusetts corporation (and wholly-owned subsidiary of Agenus Inc.), and Silicon Valley Bank, a California corporation. Filed herewith.

4.5	Securities Exchange Agreement dated as of April 15, 2013 by and among Agenus Inc., Ingalls & Snyder Value Partners L.P. and Arthur Koenig. Filed herewith.

4.6
Securities Exchange Agreement dated as of February 4, 2013 by and between Agenus Inc., and Mr. Brad Kelley. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on February 5, 2013 and incorporated herein by reference.

10.1(1)
Revenue Interests Assignment Agreement dated as of April 15, 2013 by and among Agenus Inc., Ingalls & Snyder Value Partners L.P., Arthur Koenig and Antigenics Inc., a Massachusetts corporation (and wholly-owned subsidiary of Agenus Inc.). Filed herewith.

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

(1)
Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1937, as amended.

(2)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

(3)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.