Form 10-Q
period 2013-06-30
AGENUS INC
filed 2013-08-09
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of August 5, 2013: 29,742,492 shares

Agenus Inc.
Quarterly Period Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$13,444,938	$21,468,269
Inventories	4,023	16,022
Accounts receivable	202,487	552,334
Prepaid expenses	738,787	545,907
Other current assets	56,029	32,156
Total current assets	14,446,264	22,614,688
Plant and equipment, net of accumulated amortization and depreciation of $27,413,507 and $27,404,751 at June 30, 2013 and December 31, 2012, respectively	2,897,002	2,606,428
Goodwill	2,572,203	2,572,203
Other long-term assets	1,455,458	1,299,304
Total assets	$21,370,927	$29,092,623
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$2,434,221	$204,088
Current portion, deferred revenue	1,510,679	1,527,883
Accounts payable	421,778	634,752
Accrued liabilities	2,540,932	2,168,338
Other current liabilities	268,880	277,927
Total current liabilities	7,176,490	4,812,988
Convertible notes	—	35,679,232
Other long-term debt	6,797,459	34,427
Deferred revenue	3,949,149	4,800,776
Contingent royalty consideration	19,090,658	—
Other long-term liabilities	1,620,210	1,365,357
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012:
Series A-1 convertible preferred stock; 31,620 and 0 shares designated, issued, and outstanding at June 30, 2013 and December 31, 2012, respectively; liquidation value of $32,167,792 at June 30, 2013	316	—
Series A convertible preferred stock; 0 and 31,620 shares designated, issued, and outstanding at June 30, 2013 and December 31, 2012, respectively	—	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at June 30, 2013 and December 31, 2012	31	31
Common stock, par value $0.01 per share; 70,000,000 shares authorized June 30, 2013 and December 31, 2012; 28,676,251 and 24,645,112 shares issued at June 30, 2013 and December 31, 2012, respectively	286,763	246,451
Additional paid-in capital	618,770,658	595,917,080
Treasury stock, at cost; 43,490 shares of common stock at June 30, 2013 and December 31, 2012	(324,792)	(324,792)
Accumulated deficit	(635,996,015)	(619,019,367)
Noncontrolling interest	—	5,580,124
Total stockholders’ deficit	(17,263,039)	(17,600,157)
Total liabilities and stockholders’ deficit	$21,370,927	$29,092,623
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Service revenue	320,536	$236,035	1,045,760	$294,759
Research and development revenue	486,860	390,751	870,877	13,706,953
Total revenues	807,396	626,786	1,916,637	14,001,712
Operating expenses:
Cost of service revenue	(176,681)	(128,474)	(449,457)	(152,152)
Research and development	(3,316,763)	(2,911,138)	(5,870,885)	(5,587,930)
General and administrative	(4,642,238)	(3,358,577)	(7,533,779)	(6,232,454)
Operating (loss) income	(7,328,286)	(5,771,403)	(11,937,484)	2,029,176
Other income (expense):
Non-operating (loss) income	(3,322,657)	—	(3,319,777)	107,592
Interest expense, net	(490,684)	(1,151,567)	(1,719,387)	(2,292,128)
Net loss	(11,141,627)	(6,922,970)	(16,976,648)	(155,360)
Dividends on Series A and A-1 convertible preferred stock	(50,785)	(197,625)	(3,057,971)	(395,250)
Net loss attributable to common stockholders	$(11,192,412)	$(7,120,595)	$(20,034,619)	$(550,610)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.40)	$(0.31)	(0.76)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	27,845,705	22,947,325	26,466,358	22,641,466

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,976,648)	$(155,360)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	311,993	1,092,975
Share-based compensation	2,526,026	2,768,629
Noncash interest expense	1,541,723	2,291,280
Loss on disposal of assets	17,944	703
Loss on extinguishment of debt	3,322,657	—
Changes in operating assets and liabilities:
Accounts receivable	349,847	(92,293)
Inventories	11,999	1,499
Prepaid expenses	(192,880)	(155,266)
Accounts payable	(242,106)	(175,862)
Deferred revenue	(868,831)	1,721,555
Accrued liabilities and other current liabilities	409,264	297,938
Other operating assets and liabilities	230,977	329,723
Net cash (used in) provided by operating activities	(9,558,035)	7,925,521
Cash flows from investing activities:
Purchases of plant and equipment	(591,378)	(65,016)
Net cash used in investing activities	(591,378)	(65,016)
Cash flows from financing activities:
Net proceeds from sales of equity	2,274,768	7,224,859
Proceeds from employee stock purchases	50,568	29,687
Financing of property and equipment	(21,452)	(11,339)
Payments of series A convertible preferred stock dividends	—	(395,250)
Debt issuance costs	(177,802)	—
Proceeds from issuance of long-term debt	10,000,000	—
Payments of convertible notes	(10,000,000)	—
Net cash provided by financing activities	2,126,082	6,847,957
Net (decrease) increase in cash and cash equivalents	(8,023,331)	14,708,462
Cash and cash equivalents, beginning of period	21,468,269	10,747,951
Cash and cash equivalents, end of period	$13,444,938	$25,456,413
Supplemental cash flow information:
Cash paid for interest	$152,747	$—
Non-cash financing activity:
Deemed dividend on Series A convertible preferred stock	$2,906,664	$—
Issuance of senior secured convertible notes as payment in-kind for interest	$—	$1,499,981
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	$11,275,000	$—
Contingent royalty consideration	$19,090,658	$—
Elimination of noncontrolling interest	$5,580,124	$—
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company developing and commercializing technologies to treat cancers and infectious diseases, with a focus on immunological approaches. Our core technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21 Stimulon, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer's disease, human immunodeficiency virus, and tuberculosis. Within our HSP Platform we are developing our Recombinant Series and our Prophage Series vaccines. HerpV, a therapeutic vaccine candidate from the Recombinant Series which includes QS-21 Stimulon, has been tested in a Phase 1 clinical trial for the treatment of genital herpes and is now in a Phase 2 trial. We anticipate that data from two or more trials being conducted by us or our licensees using QS-21 Stimulon will be reported by the end of 2013. In our Prophage Series we have tested product candidates in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence as Oncophage® vaccine. There are also investigator-sponsored Phase 2 trials fully enrolled in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively. In addition, in May 2013 the Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) opened patient enrollment in a randomized Phase 2 trial of Prophage Series vaccine G-200 in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma.

Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, market development, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. In addition to our internal development, we continue to pursue partnering opportunities and we are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21 Stimulon, and HerpV. We are also exploring in-licensing, acquisitions and sponsored research opportunities.

We have incurred significant losses since our inception. As of June 30, 2013, we had an accumulated deficit of $636.0 million. Since our inception, we have financed our operations primarily through the sale of equity, issuance of debt, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash balance of $13.4 million as of June 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our estimated annual use of cash of $18-21 million during 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is in a Phase 2 trial and the development of our Prophage Series vaccines is subject to further evaluation and uncertainty, we are unable to reliably estimate the cost of completing research and development programs and the timing for bringing such programs to various markets, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity.
As of June 30, 2013, we had debt outstanding of $10.2 million in principal ($10.0 million due April 2015). In April 2013, we exchanged our $39.0 million 8% senior secured convertible notes due August 2014 (the "2006 Notes") including accrued and unpaid interest, for $10 million in cash, 2,500,000 shares of our common stock, and a revenue interest in certain QS-21 Stimulon partnered programs and HerpV. The cash portion of this exchange was financed through the issuance of new debt (see Note H for further detail). This exchange resulted in the elimination of $5.6 million of non-controlling interest and a loss on extinguishment of $3.3 million. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV, and the Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees and/or (3) potentially other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.
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
Note B - Net Loss Per Share
Basic loss and income per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors' Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30,
	2013	2012
Warrants	2,642,712	3,309,378
Stock options	3,705,012	2,774,195
Nonvested shares	130,136	302,145
Convertible preferred stock	333,333	333,333

Note C - Share-based Compensation Plans
We use the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of our Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 4-year period. The non-cash charge to operations for the non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. A summary of option activity for the six months ended June 30, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,748,883	$7.07
Granted	980,400	3.70
Exercised	(4,503)	3.36
Forfeited	(6,473)	5.11
Expired	(13,295)	23.59
Outstanding at June 30, 2013	3,705,012	$6.13	7.9	$324,416
Vested or expected to vest at June 30, 2013	3,547,755	$6.21	7.9	$306,307
Exercisable at June 30, 2013	1,846,802	$7.88	6.5	$125,605
The weighted average grant-date fair values of options granted during the six months ended June 30, 2013 and 2012, were $2.64 and $3.95, respectively.
During the six months ended June 30, 2013, and 2012, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date. As of June 30, 2013, $5.2 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.
As of June 30, 2013, unrecognized expense for options granted to outside advisors for which vesting has not yet occurred but the exercise price of the option is known is $157,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the options have vested.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the six months ended June 30, 2013 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	249,968	$5.38
Granted	220,052	3.81
Vested	(339,661)	4.76
Forfeited	(223)	6.30
Outstanding at June 30, 2013	130,136	4.35
As of June 30, 2013, there was $397,000 of unrecognized share-based compensation expense related to these nonvested shares awarded to employees expected to be recognized over a weighted average period of 3 years. As of June 30, 2013, unrecognized expenses for nonvested shares awarded to outside advisors is $113,000. The total intrinsic value of shares vested during the six months ended June 30, 2013, was $1.3 million.
We issue new shares upon option exercises, purchases under our 2009 Employee Stock Purchase Plan, (the "2009 ESPP"), vesting of nonvested stock, issuances under the DDCP, and in lieu of approximately 33% of the base salary of our Chief Executive Officer ("CEO"). During the six months ended June 30, 2013, 10,169 shares were issued under the 2009 ESPP, 339,661 shares were issued as a result of the vesting of nonvested stock, 4,503 shares were issued as a result of option exercises, and 18,685 shares were issued to our CEO in lieu of cash salary.
The impact on our results of operations from share-based compensation for the six months and quarters ended June 30, 2013, and 2012, was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$442	$441	$658	$647
General and administrative	1,375	1,420	1,868	2,122
Total share-based compensation expense	$1,817	$1,861	$2,526	$2,769
Note D - License Agreements
In March 2012, we entered into a First Right to Negotiate and Amendment Agreement with GlaxoSmithKline (“GSK”) whereby we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets and further amended certain existing agreements to clarify certain provisions and grant GSK an additional license and rights thereunder. The first right to negotiate will expire March 2017. Under the terms of the agreement, GSK paid us a nonrefundable payment of $9.0 million, of which $2.5 million is creditable against future manufacturing technology transfer royalty payments. The agreement provides GSK with an additional license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. Also during March 2012, we received $6.25 million through an amended license of non-core technologies with an existing licensee. This amendment converted the license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure. As we have no future service obligation under these agreements, we recognized $12.8 million in revenue related to these amendments during the six months ended June 30, 2012 and included $2.5 million in deferred revenue in our condensed consolidated financial statements.
Note E - Accrued Liabilities
Accrued liabilities consist of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Professional fees	$1,058	$919
Payroll	312	592
Clinical trials	490	291
Other	681	366
	$2,541	$2,168

Note F - Equity
During the six months ended June 30, 2013, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the holder of our Series A Preferred Stock pursuant to which the holder exchanged all 31,620 of the outstanding shares of our Series A Preferred Stock for an equivalent number of shares of our Series A-1 Preferred Stock. The terms of the Series A-1 Preferred Stock are substantially identical to the Series A Preferred Stock, except that the Series A-1 Preferred Stock accrues a 0.6325% annual dividend, as compared to a 2.5% annual dividend for the Series A Preferred Stock. In exchange for this reduction in dividend obligations, we issued to the holder 666,666 shares of our common stock. The issuance of these shares resulted in a deemed dividend of $2.9 million to the holder, which is reflected in the statement of operations as an adjustment from net loss to net loss attributable to common stockholders. After giving effect to the transactions contemplated by the Exchange Agreement, no shares of Series A Preferred Stock remain outstanding.
In April 2013, we issued 2,500,000 shares of our common stock to the holders of our 2006 Notes. See Note H for further detail.
During the six months ended June 30, 2013, we sold an aggregate of approximately 491,000 shares of our common stock and received net proceeds of approximately $2.3 million in at the market offerings under our Amended and Restated At Market Sales Issuance Agreement.
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
Note H - Debt
On April 15, 2013, we entered into a Securities Exchange Agreement (the “Exchange”) with the holders of all of our 2006 Notes which were due August 2014 (outstanding principal of $39.0 million). The holders exchanged the 2006 Notes, including all accrued interest thereon, for $10.0 million in cash, 2,500,000 shares of our common stock (for purpose of the Exchange, valued at $4.51 per share) (the “Shares”), and a contractual right to the proceeds of 20% of our revenue interests from QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. The rights are governed by a Revenue Interests Assignment Agreement dated as of April 15, 2013 between us and the holders of the 2006 Notes. The rights are valued at $19.1 million based on management's estimate with the assistance of a third party valuation and are reflected in the condensed consolidated balance sheet as contingent royalty consideration. We recorded a loss of $3.3 million in non-operating (loss) income based on the Exchange and eliminated $5.6 million of non-controlling interest.
In connection with the Exchange, we entered into a Loan and Security Agreement dated as of April 15, 2013 (the “Loan Agreement”) with Silicon Valley Bank for senior secured debt in the aggregate principal amount of $5.0 million (the “Loan”). The Loan bears interest at a rate of 6.75% per annum, payable in cash on the first day of each month. Principal payments of approximately $278,000 are due monthly beginning November 2013. The Loan is secured by a lien against substantially all of our assets and contains a number of restrictions and covenants, including, but not limited to, restrictions and covenants that limit our ability to incur certain additional indebtedness, make certain investments, pay dividends other than dividends required pursuant to pre-existing commitments, make payments on subordinated indebtedness other than regularly scheduled payments of interest, create certain liens, consolidate, merge, sell or otherwise dispose of our assets, and/or change our line of business. The Loan also specifies a number of events of default (some of which are subject to applicable cure periods), including, among other things, covenant defaults, other non-payment defaults, bankruptcy, certain penalties and judgments from a governmental authority, cross-defaults in respect of indebtedness over $50,000, and insolvency defaults.
Additionally, any material adverse change with respect to our subsidiary, Antigenics Inc., or us constitutes an event of default. Upon the occurrence of an event of default under the Loan and Security Agreement, subject to cure periods in certain circumstances, Silicon Valley Bank may declare all amounts outstanding to be immediately due and payable and may foreclose upon our assets that secure the Loan. During the continuance of an event of default which does not accelerate the maturity of the Loan, interest will accrue at a default rate equal to the otherwise applicable rate plus 5%. We may prepay the Loan at any time, in full, subject to certain notice requirements and a prepayment premium equal to 4% of the outstanding principal amount of the Loan.
In addition, in connection with the Exchange, we also entered into a Note Purchase Agreement, dated as of April 15, 2013 (the “Purchase Agreement”) with various investors to issue senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million and 500,000 four year warrants to purchase unregistered shares of our common stock at an exercise price of $4.41 per share.  We recorded a debt discount of $1.1 million based on the relative fair values of the Subordinated Notes and four year warrants. The Subordinated Notes bear interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears.  The Subordinated Notes include default provisions which allow for the acceleration of the principal payment of the Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the Subordinated Notes, default on other indebtedness with an aggregate principal balance of $5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $5 million if such amount will not be covered by third-party insurance.
The Loan and the Subordinated Notes (the "2013 Notes") are due April 2015. The debt discount, and issuance costs of approximately $178,000, are being amortized using the effective interest method over two years, the expected life of the 2013 Notes.

Note I - Fair Value Measurements
The fair value of our contingent royalty consideration, $19.1 million, is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses assumptions we believe would be made by a market participant. In particular, the valuation analysis used the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon and the potential net sales generated from HerpV. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty consideration.
The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the condensed consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
 The fair value of the 2013 Notes at June 30, 2013, was $10.2 million and the fair value of the debt portion of the 2006 Notes as of December 31, 2012, was $32.1 million, both based on the level 2 valuation hierarchy of the fair value measurements standard using a present value methodology.

Note J - Subsequent Event
Subsequent to June 30, 2013, we received net proceeds of approximately $4.6 million from sales of our common stock in at the market offerings under our Amended and Restated At Market Sales Issuance Agreement.

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
We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that the Company believes could cause actual results to differ materially from any forward-looking statements in Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.
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
QS-21 Stimulon is an adjuvant, or a substance added to a vaccine or other immunotherapy that is intended to enhance immune response. The key licensees of QS-21 Stimulon are GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”). There are approximately 20 vaccines containing QS-21 Stimulon in clinical development by our licensees, including a total of four in Phase 3 testing for malaria, melanoma, non-small cell lung cancer and shingles. We anticipate that data from one or more trials being conducted by our licensees using QS-21 Stimulon will be reported by the end of 2013. If those data are positive and if applications for marketing approval of those vaccines that are submitted by our licensees are approved by the U.S. Food and Drug Administration (“FDA”), the first products containing QS-21 Stimulon are anticipated to be launched in 2015. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions.
HerpV is derived from our HSP Platform technologies, and is a recombinant, synthetic, non-patient specific therapeutic vaccine candidate which includes QS-21 Stimulon for the treatment of genital herpes. It has completed Phase 1 testing, where it was shown to elicit both CD4 and CD8 positive T cell responses - a first of its kind finding in genital herpes treatment. Because the product contains multiple antigens derived from the herpes simplex 2 virus (HSV-2), it may be applicable to a broader patient population and may have potential in managing outbreaks and disease transmission. We consider this to be a platform technology, since we could potentially create therapeutic vaccines for various infectious diseases with the integration of heat shock proteins with antigenic peptides. We completed screening for enrollment in a Phase 2 randomized, double blind, multicenter trial of HerpV in HSV-2 positive genital herpes patients in February 2013, and data from this study are expected in the fourth quarter of 2013.
The Prophage Series vaccines are a patient specific application of our HSP Platform. The Prophage Series vaccine R-100 is referred to as Oncophage® vaccine and is approved in Russia for the treatment of renal cell carcinoma (“RCC”, or kidney cancer) in patients at intermediate risk of recurrence. In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC) an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. A Phase 2 trial testing the Prophage Series vaccine candidate G-100 in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Preliminary data from this trial, which were presented at the American Association of Neurological Surgeons Annual Scientific Meeting in May 2013, showed a 146% increase in progression free survival and a 60% increase in overall survival as compared to the standard of care alone. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The G-100 and G-200 studies are solely based in the United States. The Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) approved a study of the Prophage Series G-200 vaccine in a randomized Phase 2 trial in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma and opened patient enrollment in May 2013. The study is sponsored by the Alliance for Clinical Trials in Oncology, an NCI cooperative group.
In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include the Prophage G-Series vaccines, G-100 and G-200, QS-21 Stimulon, and HerpV. We are also exploring in-licensing, acquisitions and sponsored research opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, market development, business development, and support of our collaborations. Research and development expenses for the six months ended June 30, 2013 and the years ended December 31, 2012, 2011, and 2010, were $5.9 million, $10.6 million, $11.0 million, and $12.9 million, respectively. We have incurred significant losses since our inception. As of June 30, 2013, we had an accumulated deficit of $636.0 million.
We have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at June 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our expected annual use of cash of $18-21 million during 2013. We expect to attempt to raise additional funds in advance of depleting our funds. We may attempt to raise additional funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities, including, without limitation, in at the market offerings. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) vaccines containing QS-21 Stimulon under development by our licensees,  (2) HerpV, Oncophage and/or our other Prophage Series vaccines, and/or (3) potential other product candidates, each of which will require additional capital.
Historical Results of Operations
Quarter ended June 30, 2013 Compared to the Quarter Ended June 30, 2012
Revenue: We generated revenue of approximately $807,000 and approximately $627,000 during the three months ended June 30, 2013 and 2012, respectively. Revenue includes license fees and service revenue. During the three months ended June 30, 2013 and 2012, we recorded revenue of approximately $487,000 and approximately $388,000, respectively, from the amortization of deferred revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 13.9% to $3.3 million for the three months ended June 30, 2013 from $2.9 million for the three months ended June 30, 2012. Increased expenses primarily relate to the increased activity in our HerpV program as well as increased compensation expense related to bonuses paid to research and development personnel partially offset by decreased amortization expense.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 38.2% to $4.6 million for the three months ended June 30, 2013 from $3.4 million for the three months ended June 30, 2012. Increased expenses related to increased compensation expense related to bonuses paid to general and administrative personnel and increased professional fees related to our corporate activities, partially offset by decreased amortization expense.
Interest Expense, net: Interest expense, net decreased to approximately $491,000 for the three months ended June 30, 2013 from $1.2 million for the three months ended June 30, 2012 due to the extinguishment of our 2006 Notes during the three months ended June 30, 2013.
Non-operating loss: Non-operating loss of $3.3 million for the three months ended June 30, 2013 consists of a loss on the extinguishment of our 2006 Notes.
Dividends on Series A and A-1 convertible preferred stock: Dividends decreased to approximately $51,000 for the three months ended June 30, 2013 from approximately $198,000 for the three months ended June 30, 2012 due to the exchange of Series A for Series A-1 convertible preferred stock during the quarter ended March 31, 2013 and the related reduced dividend obligation.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012
Revenue: We generated revenue of $1.9 million and $14.0 million during the six months ended June 30, 2013 and 2012, respectively. Revenue includes license fees and service revenue, and in 2012, royalties earned. For the six months ended June 30, 2012, we recognized revenue of $6.5 million through an expanded license agreement with GSK, which provided GSK with a license to use QS-21 Stimulon in an undisclosed indication, and $6.25 million through a license of non-core technologies with an existing licensee that resulted in a buy-out of the current royalty stream related to the license. During the six months ended June 30, 2013 and 2012, we recorded revenue of approximately $869,000 and approximately $778,000, respectively, from the amortization of deferred revenue. Our revenue for the six months ended June 30, 2012 primarily resulted from one-time payments received under amended license agreements, and, therefore is not indicative of future results.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expenses increased 5.1% to $5.9 million for the six months ended June 30, 2013 from $5.6 million the same period ended June 30, 2012. This increase is primarily related to increased activity in our HerpV program.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 20.9% to $7.5 million for the six months ended June 30, 2013 from $6.2 million for the six months ended June 30, 2012. Increased expenses related to increased compensation expense and increased professional fees related to our corporate activities.
Interest Expense, net: Interest expense, net decreased to $1.7 million for the six months ended June 30, 2013 from $2.3 million for the six months ended June 30, 2012 due to the extinguishment of our 2006 Notes during the three months ended June 30, 2013.

Non-operating loss: Non-operating loss of $3.3 million for the six months ended June 30, 2013 consists primarily of a loss on the extinguishment of our 2006 Notes.
Dividends on Series A and A-1 convertible preferred stock: Dividends increased to $3.1 million for the six months ended June 30, 2013 from approximately $395,000 for the six months ended June 30, 2012 due to the deemed dividend of 666,666 shares of our common stock issued to the Series A convertible preferred stock holder during the quarter ended March 31, 2013 in exchange for a reduced dividend obligation.
Research and Development Programs
Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the six months ended June 30, 2013, these research and development programs consisted largely of our Prophage Series vaccines and HerpV, as indicated in the following table (in thousands).

Research and Development Program	Product	Six Months Ended June 30,	Year Ended December 31,			Prior to 2010	Total
		2013	2012	2011	2010
Heat shock proteins for cancer	Prophage Series Vaccines	$2,714	$5,613	$10,182	$10,960	$270,891	$300,360
Heat shock proteins for infectious diseases	HerpV	2,787	4,862	734	644	17,710	26,737
Vaccine adjuvant *	QS-21 Stimulon	366	85	94	1,185	11,219	12,949
Other research and development programs		4	4	13	89	33,438	33,548
Total research and development expenses		$5,871	$10,564	$11,023	$12,878	$333,258	$373,594
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
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $636.0 million as of June 30, 2013. We expect to incur significant losses over the next several years as we continue clinical trials, manage our regulatory processes, prepare for potential commercialization of products, and continue development of our technologies. We have financed our operations primarily through the sale of equity and debt, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2013, we have raised aggregate net proceeds of $537.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes and other notes. In addition, during the quarter ended March 31, 2012, we received $9.0 million from GSK for a First Right to Negotiate and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. We granted GSK the first right to negotiate for the purchase of the Company or certain of our assets which will expire in March 2017. The expanded license agreement provides GSK with a license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure.
We also maintain an effective registration statement to sell an aggregate of up to ten million shares of our common stock from time to time pursuant to an At the Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent. We currently have 8.3 million shares available for sale under this agreement.
As of June 30, 2013, we had debt outstanding of $10.2 million in principal. On April 15, 2013, we entered into a Securities Exchange Agreement (the "Exchange") with the holders of our 2006 Notes whereby we exchanged all of the 2006 Notes, including accrued and unpaid interest, for $10.0 million in cash, 2,500,000 shares of our common stock, and a contractual right to the proceeds of 20% of our revenue interests from certain QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. To finance the cash portion of this exchange we entered into two new debt arrangements. On April 15, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank for senior secured debt in the aggregate principal amount of $5.0 million (the “Loan”). The Loan will bear interest at a rate of 6.75% per annum, payable in cash on the first day of each month with principal payments beginning November 2013. In addition, in connection with the Exchange, we also entered into a Note Purchase Agreement, dated as of April 15, 2013 (the “Purchase Agreement”) with various investors for senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million bearing interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears and 500,000 four year warrants to purchase unregistered shares of our common stock at an exercise price of $4.41 per share.  The Loan and the Subordinated Notes are due April 2015.
Our cash and cash equivalents at June 30, 2013 were $13.4 million, a decrease of $8.0 million from December 31, 2012. We believe that, based on our current plans and activities, our cash balance of $13.4 million as of June 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our estimated annual use of cash of $18-21 million during 2013. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our total payments to be $51.1 million over the term of the studies. Through June 30, 2013, we have expensed $48.9 million as research and development expenses and $48.3 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.
We have also entered into sponsored research agreements related to our product candidates that required payments of $6.6 million, all of which have been paid as of June 30, 2013. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, we have various agreements with collaborative partners and/or licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed vaccines that include QS-21 Stimulon, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the six months ended June 30, 2013 was $9.6 million while cash provided by operating activities for six months ended June 30, 2012 was $7.9 million. This decrease in cash provided by operating activities for the six months ended June 30, 2013 primarily resulted from one-time payments received in 2012 under amended license agreements. During the six months ended June 30, 2012, we recognized revenue of $12.8 million related to expanded license agreements. We continue to support and develop our QS-21 Stimulon partnering collaborations. We anticipate that data from one or more trials being conducted by our licensees using QS-21 Stimulon will be reported by the end of 2013. If those data are positive and if applications for marketing approval of those vaccines that are submitted by our licensees are approved by the FDA, the first products containing QS-21 Stimulon are anticipated to be launched in 2015. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations.
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
We had cash and cash equivalents at June 30, 2013 of $13.4 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at June 30, 2013, however, we are subject to investment risk.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Principal Executive Officer and Principal Financial Officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net losses for the years ended December 31, 2012, 2011, and 2010, were $11.3 million, $23.3 million, and $21.9 million, respectively. During the six months ended June 30, 2013 we incurred a net loss of $17.0 million. We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies, apply for regulatory approvals, and pursue partnering opportunities, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21 Stimulon, our Prophage Series vaccines and our other product candidates. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations. From our inception through June 30, 2013, we have incurred net losses totaling $636.0 million.
On June 30, 2013, we had $13.4 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at June 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014 based on our estimated annual use of cash of $18-21 million during 2013. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the six months ended June 30, 2013, our average monthly cash used in operating activities was approximately $1.6 million. We do not currently anticipate significant capital expenditures during the remainder of 2013.
We have financed our operations primarily through the sale of equity, and debt securities. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.
There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting preclinical and clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•the cost of manufacturing;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights;

•

•	the costs associated with any successful commercial operations; and

•the timing, receipt and amount of sales of, or royalties on, our future products, if any.
General economic conditions in the United States economy and abroad may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired. The ability of potential patients and/or health care payers to pay for our products could also be adversely impacted, thereby limiting our potential revenue. In addition, any negative impacts from any deterioration in the credit markets on our collaborative partners could limit potential revenue from our product candidates.
We have significant debt, and we may not be able to make interest or principal payments when due.
In April 2013 we exchanged our 8% senior secured convertible notes due August 2014 (the "2006 Notes"), including accrued and unpaid interest, for $10.0 million cash, 2,500,000 shares of common stock, and a revenue interest in certain QS-21 Stimulon partnered programs and a royalty interest in HerpV. The $10.0 million cash payment was financed by entering into a $5.0 million Loan and Security Agreement with Silicon Valley Bank (the "Loan") with annual interest at 6.75%, and a Note Purchase Agreement with various investors to issue senior subordinated notes in the aggregate principal amount of $5.0 million (the "Subordinated Notes") with annual interest at 10% (collectively the "2013 Notes"). The 2013 Notes are due April 2015.
Our ability to satisfy our obligations under this indebtedness will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things, to:
•seek additional financing in the debt or equity markets;
•refinance or restructure all or a portion of our indebtedness;
•sell, out-license, or otherwise dispose of assets; and/or
•reduce or delay planned expenditures on research and development and/or commercialization activities.
Such measures might not be sufficient to enable us to make principal and interest payments. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms, if at all.
Other than for the year ended December 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $1.0 million for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. For the six months ended June 30, 2013 and for the years ended December 31, 2011, and 2010, net cash used in operating activities was $9.6 million, $16.2 million, and $14.8 million, respectively.

Our 2013 Notes contain significant restrictive and affirmative covenants.
Our Loan and Security Agreement with Silicon Valley Bank is secured by a lien against substantially all of our assets as well as the assets of our subsidiary Antigenics Inc. and contains, among other things, a number of restrictions and covenants that limit our ability to:

•	incur certain additional indebtedness;

•	make certain investments;

•	pay dividends other than dividends required pursuant to pre-existing commitments;

•	make payments on subordinated indebtedness other than regularly scheduled payments of interest;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of our assets; and/or

•	change our line of business.
The Loan and Security Agreement with Silicon Valley Bank also specifies a number of events of default (some of which are subject to applicable cure periods), including, among other things,
•covenant defaults;
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
With the exception of our HerpV program, we currently rely upon and expect to continue to rely upon third party licensees, particularly GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”), to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant. We expect that we will rely on similar relationships if we develop new adjuvants in our Saponin Platform.
In return for rights to use QS-21 Stimulon, our licensees have generally agreed to pay us license fees, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch, with some exceptions. As each licensee controls its own product development process, we cannot predict our licensees' requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or terminate programs containing QS-21 Stimulon at any time. Clinical trials being conducted by our licensees, including those being conducted by GSK and JANSSEN AI, may not be successful. The results of these trials and other factors may cause our licensees to terminate programs containing QS-21 Stimulon. In the event that our licensees develop vaccines using QS-21 Stimulon, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties in the future. In addition, where we had previously supplied GSK and JANSSEN AI with all their requirements of QS-21 Stimulon, we have amended our agreements so that they are permitted to manufacture their own QS-21 Stimulon. We are unable to predict what amount of QS-21 Stimulon, if any, will be purchased from us by other licensees or collaborators in the future. Any inability to receive anticipated QS-21 Stimulon revenues would have a material adverse effect on our business, financial condition and results of operations.
In connection with the exchange of our 2006 Notes, we entered into a Revenue Interests Assignment Agreement with the holders of the 2006 Notes, dated April 15, 2013. This agreement granted these holders a contractual right to the proceeds of 20% of our revenue interests from QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. Due to uncertainties surrounding the future revenue stream generated from our licensees, we are unable to predict the precise dollar value reduction in revenue that will result from this agreement to pay the 2006 Note holders their share of the proceeds from QS-21 Stimulon and HerpV programs. Any reduction in revenues generated from QS-21 Stimulon could have a material adverse effect on our business, financial condition and results of operations.
Our patent on QS-21 Stimulon composition of matter has already expired in virtually all territories and we rely primarily on unpatented technology and know-how to protect our rights to QS-21 Stimulon.
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

Based on the results of our Phase 1 clinical trial of HerpV, which includes QS-21 Stimulon, we have advanced this product candidate into a Phase 2 trial that will measure the effect of vaccination on viral shedding in individuals infected with HSV-2 (genital herpes). This trial and further trials, and our HerpV development program in general, may not be successful or yield a partnering opportunity for us. While our Phase I clinical trial yielded positive immunological findings, it was limited in size and scope and the results may not translate into a clinical measurable effect on the frequency or duration of viral shedding in future trials with HerpV. In addition, even if our product candidate is successful in reducing viral shedding, it is possible that this could not translate into a clinical benefit. The success of the Phase 2 trial is also dependent on, upon other things, maintaining sufficient supply of the required investigational materials, enrolling sufficient patients and the adherence of these patients to the study protocol. Even if the trial is deemed successful, we may not have the resources required to advance the vaccine further and it is possible that research and discoveries by others will render our product candidate obsolete or noncompetitive.
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
Since approval, minimal sales have occurred in Russia. In December 2011, we granted NewVac LLC (a subsidiary of ChemRar Ventures LLC, or “NewVac”) an exclusive license to manufacture, market, and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. There is no guarantee that NewVac's efforts will be successful, or that we will receive any financial or other benefits from this arrangement. In addition, NewVac has the right to terminate its agreement with us at any time without cause.
NewVac is in the process of establishing manufacturing capabilities in Russia with completion anticipated within the next year. During this period we have agreed to continue Oncophage manufacturing supply in our Lexington, MA, facility. As long as we manufacture Oncophage in the United States for importation into Russia, complexities unique to the logistics of this product may delay shipments and limit our ability to move commercial product in an efficient manner without incident. See “Risk Factors-If we or our licensee are unable to purify heat shock proteins we may have difficulty successfully initiating or completing clinical trials or supporting commercial sales of Oncophage in Russia. Even if we or our licensees do successfully complete ongoing or future clinical trials or are successful manufacturing Oncophage commercially, we may have difficulty generating a sizable market or commercial sales.”
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
A Phase 2 trial testing the Prophage Series G-100 vaccine candidate in newly diagnosed glioma has been fully enrolled and patient follow up is underway. Separately, a Phase 2 trial with G-200 in recurrent glioma has been completed and final data are in the process of being prepared for publication in a peer reviewed medical journal. The Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) opened patient enrollment in a randomized Phase 2 trial of the Prophage Series G-200 vaccine in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. This trial may not be successful, and even if it is successful, the trial is not intended to provide the necessary evidence of efficacy and/or safety to support biologics license application (“BLA”) filings.
Due to our lack of resources, our ability to perform additional studies may be limited. In addition, studies may take years to complete and may fail to support regulatory filings for many reasons. Our Prophage Series vaccines are a novel class of patient-specific (derived from the patient's own tumor) oncology therapies, and the U.S. Food and Drug Administration ("FDA") and foreign regulatory agencies, including the European Medicines Agency, which is responsible for product approvals in Europe, and Health Canada, which is responsible for product approvals in Canada, have limited experience in reviewing these types of therapies. Therefore, product candidates derived from the Prophage Series vaccines may experience high development costs and a long regulatory review process, either of which could delay or prevent commercialization efforts.
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
Our ability to successfully develop and commercialize the Prophage Series vaccines for a particular cancer depends in part on our, and following successful technology transfer to our licensee, its, ability to purify heat shock proteins from that type of cancer. If we or our licensee experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, we may face delays in enrolling sufficient patients and subsequently utilize more internal resources to satisfy enrollment requirements. Manufacturing failures may also lower the probability of a successful analysis of the data from clinical trials and, ultimately, the ability to obtain regulatory approvals and generate commercial sales. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 85% of the tumors received from patients in our Phase 2 clinical trials in glioma. We expect to continue to devote resources to allow for a better evaluation of tumor characteristics and screening methods in an attempt to increase manufacturing success rates. In addition, we may encounter problems with other types of cancer or patients as we expand our research. If we cannot overcome these problems, the number of patients or cancer types that our heat shock protein product candidates could treat would be limited. In addition, if we commercialize our heat shock protein product candidates, we may not be able to replicate past manufacturing success rates and we may face claims from patients for whom we are unable to produce a vaccine.
In December 2011, we granted NewVac an exclusive license to manufacture, market, and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. Since then, NewVac has been working to build and equip a manufacturing facility, hire, train and retain staff, and plan for future validation of the facility systems and processes. They have faced delays and challenges in completing these activities and there is no guarantee that they will be able to do so. Moreover, even if NewVac were to complete these activities, their commercial and developmental efforts may be further delayed or limited.
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
There is no guarantee that our products or product candidates will be able to compete with potential future products being developed by our competitors. For example, Genentech markets Avastin and Eisai and Arbor Pharmaceuticals market Gliadel, both for treatment of recurrent glioma. In addition, TVAX Biomedical and Stemline Therapeutics are developing immunotherapy candidates (TVI-Brain-1 and SL-701, respectively) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950), Activartis Biotech (GBM-Vax) and Celldex (CDX-110). Celldex is also currently developing a vaccine candidate for recurrent glioma. Other companies may begin such development as well.
In addition, Oncophage may compete with therapies currently in development for non-metastatic RCC, such as sorafenib, sunitinib, temsirolimus, Avastin (bevacizumab) and pazopanib. As vaccines from our Prophage Series are potentially developed in other indications, they could face additional competition in those indications. In addition, and prior to regulatory approval, our Prophage Series vaccines and all of our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.
Competitive products in our HerpV program include Valtrex (GSK) and Famvir (Novartis), which are small molecule drugs marketed for treatment of genital herpes. Other companies are engaged in research and/or clinical development for vaccines for treatment of genital herpes including Genocea and Vical. AiCuris Gmbh is engaged in clinical research of a small molecule drug for treatment of genital herpes and has completed a Phase 2 trial.
We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, MF59 under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc. CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive with our ability to do future partnering and licensing deals with QS-21 Stimulon.
We are also aware of a third party that manufactures pre-clinical material purporting to be comparable to QS-21 Stimulon. The claims being made by this third party may create marketplace confusion and have an adverse effect on the goodwill generated by us and our partners with respect to QS-21 Stimulon. Any diminution of this goodwill may have an adverse effect on our ability to commercialize this technology, either alone or with a third party.
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
Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of candidates from the Prophage G Series is currently dependent in a large part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the University of California, San Francisco, which has conducted or is in the process of conducting Phase 2 clinical trials of Prophage Series vaccines G-100 and G-200 for the treatment of glioma and the Alliance for Clinical Trials in Oncology, a National Cancer Institute cooperative group, which is sponsoring a Phase 2 clinical trial of G-200 in patients with surgically resectable recurrent glioma. In addition, substantially all product candidates containing QS-21 Stimulon, other than HerpV, depend on the success of our collaborative partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates. In addition, when our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing or quality of such trials or related activities.
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
We are highly reliant on our Chief Executive Officer and other members of our management team. In addition, we have limited internal resources and if we fail to recruit and/or retain the services of key employees and external consultants as needed, we may not be able to achieve our strategic and operational objectives.
Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer, co-founded the Company in 1994, and has been, and continues to be, integral to building our company and developing our technology. If Dr. Armen is unable or unwilling to continue his relationship with Agenus, our business may be adversely impacted.
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
Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of June 30, 2013, we have spent approximately 19 years and $300.4 million on our research and development program in heat shock proteins for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.
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
Because we are a company operating in a highly regulated industry, regulatory authorities could take enforcement action against us in connection with our, or our licensees or collaborators, business and marketing activities for various reasons. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad.
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
If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. We have exclusive rights to approximately 74 issued United States patents and approximately 105 issued foreign patents. We also have exclusive rights to six pending United States patent applications and approximately 16 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office ("USPTO") uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
Furthermore, the product development timeline for biotechnology products is lengthy and it is possible that our issued patents covering our product candidates in the United States and other jurisdictions may expire prior to commercial launch. In addition, because our patent on QS-21 Stimulon composition of matter has already expired in virtually all territories, our patent rights are limited to protecting certain combinations of QS-21 Stimulon with other adjuvants or formulations of QS-21 Stimulon with other agents, e.g., excipients that improve performance of the compound. However, there is no guarantee that a third party would necessarily choose to use QS-21 Stimulon in combination with such adjuvants or formulate it with the other agents covered by our patents. We are aware of other companies that claim to produce material comparable to QS-21 Stimulon. At least one other party has also developed derivatives of QS-21, which have shown biological activity.
Furthermore, for patent applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2011) which brings into effect significant changes to the U.S. patent laws that are yet untried and untested, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the U.S. This requires us to be cognizant after March 16, 2013 of the time from invention to filing of a patent application. Additionally, for applications containing a claim not entitled to priority before March 16, 2013, there is a risk that a third party will initiate a post grant review following the issuance of a patent.
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
The first right to negotiate provision contained in our agreement with one of our licensees could hinder or delay a change of control of our company or the sale of certain of our assets
We have entered into a First Right to Negotiate and Amendment Agreement with GSK that affords GSK, one of our licensees, a first right to negotiate with us in the event we determine to initiate a process to effect a change of control of our company with, or to sell certain of our assets to, an unaffiliated third party or in the event that a third party commences an unsolicited tender offer seeking a change of control of our company. In such event, we must provide GSK a period of time to determine whether it wishes to negotiate the terms of such a transaction with us. If GSK affirmatively so elects, we are required to negotiate with GSK in good faith towards effecting a transaction of that nature for a specified period. During the negotiation period, we are obligated not to enter into a definitive agreement with a third party that would preclude us from negotiating and/or executing a definitive agreement with GSK. If GSK determines not to negotiate with us or we are unable to come to an agreement with GSK during this period, we may enter into the specified change of control or sale transaction within the following 12 months, provided that such a transaction is not on terms in the aggregate that are materially less favorable to us and our stockholders (as determined by our Board of Directors, in its reasonable discretion) than terms last offered to us by GSK in a binding written proposal during the negotiation period. The first right to negotiate terminates on March 2, 2017. Although GSK's first right to negotiate does not compel us to enter into a transaction with GSK nor prevent us from negotiating with or entering into a transaction with a third party, the first right to negotiate could inhibit a third party from engaging in discussions with us concerning such a transaction or delay our ability to effect such a transaction with a third party.
Our stock has historically had low trading volume, and its public trading price has been volatile.
Between our initial public offering on February 4, 2000 and June 30, 2013, and for the quarter ended June 30, 2013, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $3.61 and $4.93 per share, respectively. The average daily trading volume for the six months ended June 30, 2013 and for the year ended December 31, 2012 was approximately 179,000 shares and 176,000 shares, respectively. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials;

•	results of our preclinical studies and clinical trials;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaborative partners;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development;

•	quarterly fluctuations in our financial results;

•	variations in the level of expenses related to any of our product candidates or clinical development programs;

•	additions or departures of key management or scientific personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

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
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2013, we had approximately 28,633,000 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 8,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of June 30, 2013, an aggregate of 16.1 million of these shares remain available for sale. The market price of our common stock may decrease based on the expectation of such sales.
As of June 30, 2013, options to purchase 3,705,012 shares of our common stock with a weighted average exercise price per share of $6.13 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2013 we have 130,136 nonvested shares outstanding.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for companies. Laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided, which could result in continuing uncertainty regarding compliance matters and higher costs caused by ongoing revisions to disclosure and governance practices. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our operating results and the market price of our common stock.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

(b) Exhibits

AGENUS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2013	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

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

10.1	Amendment No. 2 to 2009 Equity Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 23, 2013(File No. 0-29089) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1(1)
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

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