Form 10-Q
period 2013-09-30
AGENUS INC
filed 2013-11-08
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of November 4, 2013: 35,472,835 shares

Agenus Inc.
Quarterly Period Ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$30,204,928	$21,468,269
Inventories	3,273	16,022
Accounts receivable	1,127	552,334
Prepaid expenses	655,239	545,907
Other current assets	11,829	32,156
Total current assets	30,876,396	22,614,688
Plant and equipment, net of accumulated amortization and depreciation of $27,534,821 and $27,404,751 at September 30, 2013 and December 31, 2012, respectively	2,887,322	2,606,428
Goodwill	2,572,203	2,572,203
Other long-term assets	1,334,049	1,299,304
Total assets	$37,669,970	$29,092,623
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$3,259,235	$204,088
Current portion, deferred revenue	1,510,679	1,527,883
Accounts payable	365,350	634,752
Accrued liabilities	4,439,315	2,168,338
Other current liabilities	78,300	277,927
Total current liabilities	9,652,879	4,812,988
Convertible notes	—	35,679,232
Other long-term debt	6,066,858	34,427
Deferred revenue	3,571,479	4,800,776
Contingent royalty consideration	19,603,048	—
Other long-term liabilities	1,652,656	1,365,357
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012:
Series A-1 convertible preferred stock; 31,620 and 0 shares designated, issued, and outstanding at September 30, 2013 and December 31, 2012, respectively; liquidation value of $32,218,658 at September 30, 2013	316	—
Series A convertible preferred stock; 0 and 31,620 shares designated, issued, and outstanding at September 30, 2013 and December 31, 2012, respectively	—	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at September 30, 2013 and December 31, 2012	31	31
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 35,271,902 and 24,645,112 shares issued at September 30, 2013 and December 31, 2012, respectively	352,719	246,451
Additional paid-in capital	640,409,483	595,917,080
Treasury stock, at cost; 43,490 shares of common stock at September 30, 2013 and December 31, 2012	(324,792)	(324,792)
Accumulated deficit	(643,314,707)	(619,019,367)
Noncontrolling interest	—	5,580,124
Total stockholders’ deficit	(2,876,950)	(17,600,157)
Total liabilities and stockholders’ deficit	$37,669,970	$29,092,623
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Service revenue	$357,196	$486,833	$1,402,957	$781,591
Research and development revenue	378,796	381,971	1,249,673	14,088,925
Total revenues	735,992	868,804	2,652,630	14,870,516
Operating expenses:
Cost of service revenue	(80,067)	(217,186)	(529,524)	(369,339)
Research and development	(3,892,929)	(2,605,917)	(9,763,813)	(8,193,847)
General and administrative	(3,577,778)	(2,586,866)	(11,111,558)	(8,819,319)
Operating loss	(6,814,782)	(4,541,165)	(18,752,265)	(2,511,989)
Other income (expense):
Non-operating (loss) income	(156,890)	2,880	(3,476,667)	110,472
Interest expense, net	(347,021)	(1,191,076)	(2,066,408)	(3,483,204)
Net loss	(7,318,693)	(5,729,361)	(24,295,340)	(5,884,721)
Dividends on Series A and A-1 convertible preferred stock	(50,865)	(197,625)	(3,108,836)	(592,875)
Net loss attributable to common stockholders	$(7,369,558)	$(5,926,986)	$(27,404,176)	$(6,477,596)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.24)	$(0.24)	$(0.99)	$(0.28)
Weighted average number of common shares outstanding:
Basic and diluted	30,345,439	24,529,089	27,773,594	23,275,267

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,295,340)	$(5,884,721)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	448,157	1,487,324
Share-based compensation	3,292,624	3,580,914
Noncash interest expense	1,676,427	2,708,718
Gain on sale of investment	(355,500)	—
Loss on disposal of assets	17,944	703
Change in fair value of contingent royalty obligation	512,390	—
Loss on extinguishment of debt	3,322,657	—
Changes in operating assets and liabilities:
Accounts receivable	551,207	(369,059)
Inventories	12,749	4,050
Prepaid expenses	(109,332)	(95,573)
Accounts payable	(269,402)	(340,094)
Deferred revenue	(1,246,501)	1,339,584
Accrued liabilities and other current liabilities	2,145,553	1,346,219
Other operating assets and liabilities	307,627	511,894
Net cash (used in) provided by operating activities	(13,988,740)	4,289,959
Cash flows from investing activities:
Proceeds from sale of investment	450,000	—
Purchases of plant and equipment	(746,995)	(101,051)
Net cash used in investing activities	(296,995)	(101,051)
Cash flows from financing activities:
Net proceeds from sales of equity	23,131,020	10,464,203
Proceeds from employee stock purchases	104,010	76,662
Financing of property and equipment	(34,834)	(26,982)
Payments of series A convertible preferred stock dividends	—	(592,875)
Debt issuance costs	(177,802)	—
Proceeds from issuance of long-term debt	10,000,000	—
Payments of convertible notes	(10,000,000)	(100,000)
Net cash provided by financing activities	23,022,394	9,821,008
Net increase in cash and cash equivalents	8,736,659	14,009,916
Cash and cash equivalents, beginning of period	21,468,269	10,747,951
Cash and cash equivalents, end of period	$30,204,928	$24,757,867
Supplemental cash flow information:
Cash paid for interest	$367,277	$14,055
Non-cash financing activity:
Deemed dividend on Series A convertible preferred stock	$2,906,664	$—
Issuance of senior secured convertible notes as payment in-kind for interest	$—	$1,499,981
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	$11,275,000	$—
Contingent royalty consideration	$19,090,658	$—
Elimination of noncontrolling interest	$5,580,124	$—
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biotechnology company working to develop treatments for cancers and infectious diseases. We are focused on immunotherapeutic products based on our core platform technologies with multiple product candidates advancing through the clinic, including several product candidates that have advanced into late-stage clinical trials through corporate partners.
Our core technology portfolio consists of our Saponin Platform (based on our saponin adjuvant based technologies) and our Heat Shock Protein (“HSP”) Platform (based on our HSP based technologies). Within our Saponin Platform is QS-21 Stimulon® adjuvant, or QS-21 Stimulon, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer's disease, human immunodeficiency virus, and tuberculosis. Data from two trials being conducted by our licensees using QS-21 Stimulon have been reported during 2013. Within our HSP Platform we are developing our Recombinant Series and our Prophage Series vaccines. HerpV, a therapeutic vaccine candidate from the Recombinant Series which includes QS-21 Stimulon, has been tested in a Phase 1 clinical trial for the treatment of genital herpes and is currently in a Phase 2 trial. In our Prophage Series we have tested product candidates in Phase 3 clinical trials for the treatment of renal cell carcinoma (“RCC”), the most common type of kidney cancer, and for metastatic melanoma, as well as in Phase 1 and Phase 2 clinical trials in a range of indications. Prophage Series vaccine R-100 is registered for use in Russia for the treatment of RCC in patients at intermediate risk of recurrence as Oncophage® vaccine. There are also investigator-sponsored Phase 2 trials fully enrolled in the United States testing the Prophage Series vaccine candidates G-100 and G-200 in newly diagnosed and recurrent glioma, respectively. In addition, in May 2013 the Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) opened patient enrollment in a randomized Phase 2 trial of Prophage Series vaccine G-200 in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma.

Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. In addition to our internal development, we continue to pursue partnering opportunities and we are seeking partners for select products in our portfolio, which include QS-21 Stimulon, HerpV, and the Prophage G-Series vaccines, G-100 and G-200. We are also exploring in-licensing, acquisitions and sponsored research opportunities.

We have incurred significant losses since our inception. As of September 30, 2013, we had an accumulated deficit of $643.3 million. Since our inception, we have financed our operations primarily through the sale of equity, issuance of debt, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash balance of $30.2 million as of September 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2014. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.
We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV, and the Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees and/or (3) potential other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is in a Phase 2 clinical trial and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs, the timing for bringing such programs to various markets, and, therefore, when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
As of September 30, 2013, we had debt outstanding of $10.2 million in principal (payments of approximately $278,000 are due monthly beginning November 2013 and ending April 2015 with an additional $5.0 million due in April 2015). In April 2013, we exchanged our $39.0 million 8% senior secured convertible notes due August 2014 (the "2006 Notes") including accrued and unpaid interest, for $10 million in cash, 2,500,000 shares of our common stock, and a revenue interest in certain QS-21 Stimulon partnered programs and HerpV. The cash portion of this exchange was financed through the issuance of new debt (see Note H for further detail). This exchange resulted in the elimination of $5.6 million of non-controlling interest and a loss on extinguishment of $3.3 million.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.
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

	September 30,
	2013	2012
Warrants	3,642,712	3,309,378
Stock options	4,164,965	2,769,311
Nonvested shares	147,413	257,415
Convertible preferred stock	333,333	333,333

Note C - Share-based Compensation Plans
We use the Black-Scholes option pricing model to value stock options granted to employees and non-employees, as well as stock options granted to members of our Board of Directors. All stock options have 10-year terms and generally vest ratably over a 3 or 4-year period. A non-cash charge to operations for the stock options granted to non-employees that have vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. A summary of option activity for the nine months ended September 30, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,748,883	$7.07
Granted	1,459,900	3.41
Exercised	(4,503)	3.36
Forfeited	(17,188)	4.82
Expired	(22,127)	18.17
Outstanding at September 30, 2013	4,164,965	$5.74	7.9	$23,279
Vested or expected to vest at September 30, 2013	3,935,396	$5.87	7.9	$18,408
Exercisable at September 30, 2013	2,023,191	$7.58	6.5	$2,069
The weighted average grant-date fair values of options granted during the nine months ended September 30, 2013 and 2012, were $2.49 and $3.94, respectively.
During the nine months ended September 30, 2013, and 2012, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date. As of September 30, 2013, $5.5 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.0 years.
As of September 30, 2013, unrecognized expense for options granted to outside advisors for which vesting has not yet occurred but the exercise price of the option is known is $86,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the options have vested.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the nine months ended September 30, 2013 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	249,968	$5.38
Granted	237,552	3.80
Vested	(339,800)	4.76
Forfeited	(307)	6.30
Outstanding at September 30, 2013	147,413	4.27
As of September 30, 2013, there was $421,000 of unrecognized share-based compensation expense related to these nonvested shares awarded to employees expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2013, unrecognized expenses for nonvested shares awarded to outside advisors is $73,000. The total intrinsic value of shares vested during the nine months ended September 30, 2013, was $1.3 million.
We issue new shares upon option exercises, purchases under our 2009 Employee Stock Purchase Plan, (the "2009 ESPP"), vesting of nonvested stock, issuances under the DDCP, and in lieu of approximately 33% of the base salary of our Chief Executive Officer ("CEO"). During the nine months ended September 30, 2013, 26,758 shares were issued under the 2009 ESPP, 339,800 shares were issued as a result of the vesting of nonvested stock, 4,503 shares were issued as a result of option exercises, and 29,282 shares were issued to our CEO in lieu of cash salary.
The impact on our results of operations from share-based compensation for the quarters and nine months ended September 30, 2013, and 2012, was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$241	$255	$899	$901
General and administrative	526	558	2,394	2,680
Total share-based compensation expense	$767	$813	$3,293	$3,581
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
Note E - Accrued Liabilities
Accrued liabilities consist of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Professional fees	$1,120	$919
Payroll	1,470	592
Clinical trials	1,380	291
Other	469	366
	$4,439	$2,168

Note F - Equity
In February 2013, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the holder of our Series A Preferred Stock pursuant to which the holder exchanged all 31,620 of the outstanding shares of our Series A Preferred Stock for an equivalent number of shares of our Series A-1 Preferred Stock. The terms of the Series A-1 Preferred Stock are substantially identical to the Series A Preferred Stock, except that the Series A-1 Preferred Stock accrues a 0.6325% annual dividend, as compared to a 2.5% annual dividend for the Series A Preferred Stock. In exchange for this reduction in dividend obligations, we issued to the holder 666,666 shares of our common stock. The issuance of these shares resulted in a deemed dividend of $2.9 million to the holder, which is reflected in the statement of operations as an adjustment from net loss to net loss attributable to common stockholders. After giving effect to the transactions contemplated by the Exchange Agreement, no shares of Series A Preferred Stock remain outstanding.
In April 2013, we issued 2,500,000 shares of our common stock to the holders of our 2006 Notes. See Note H for further detail.
During the nine months ended September 30, 2013, we sold an aggregate of approximately 3,726,000 shares of our common stock and received net proceeds of approximately $13.6 million in at the market offerings under our Amended and Restated At Market Sales Issuance Agreement.
During September 2013, we sold approximately 3,333,000 shares of the our common stock and warrants to purchase 1,000,000 shares of our common stock in a registered direct public offering raising net proceeds of approximately $9.5 million, after deducting offering expenses. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.3 of a share of common stock. Subject to certain ownership limitations, the warrants will be exercisable beginning six months following issuance and will expire five years from the date they become exercisable, at an exercise price of $3.75 per share. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.
Note G - Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 requires entities to disclose items reclassified out of Accumulated Other Comprehensive Income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item, and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 31, 2012 and interim periods within those years. The application of this standard did not have a material impact on our condensed consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). ASU 2013-11 amends Accounting Standards Codification 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists ("ASC 740"). ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of ASU 2013-11 to have any impact on our consolidated financial statements.
Note H - Debt
On April 15, 2013, we entered into a Securities Exchange Agreement (the “Exchange”) with the holders of all of our 2006 Notes which were due August 2014 (outstanding principal of $39.0 million). The holders exchanged the 2006 Notes, including all accrued interest thereon, for $10.0 million in cash, 2,500,000 shares of our common stock (for purpose of the Exchange, valued at $4.51 per share) (the “Shares”), and a contractual right to the proceeds of 20% of our revenue interests from certain QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. The rights are governed by a Revenue Interests Assignment Agreement dated as of April 15, 2013 between us and the holders of the 2006 Notes. The rights were valued at $19.1 million on April 15, 2013, based on management's estimate with the assistance of a third party valuation and are reflected in the condensed consolidated balance sheet as contingent royalty consideration. We recorded a loss of $3.3 million in non-operating (loss) income based on the Exchange and eliminated $5.6 million of non-controlling interest.
In connection with the Exchange, we entered into a Loan and Security Agreement with Silicon Valley Bank for senior secured debt in the aggregate principal amount of $5.0 million (the “SVB Loan”). The SVB Loan bears interest at a rate of 6.75% per annum, payable in cash on the first day of each month. Principal payments of approximately $278,000 are due monthly beginning November 2013 and ending in April 2015. The SVB Loan is secured by a lien against substantially all of our assets and contains a number of restrictions and covenants, including, but not limited to, restrictions and covenants that limit our ability to incur certain additional indebtedness, make certain investments, pay dividends other than dividends required pursuant to pre-existing commitments, make payments on subordinated indebtedness other than regularly scheduled payments of interest, create certain liens, consolidate, merge, sell or otherwise dispose of our assets, and/or change our line of business. The SVB Loan also specifies a number of events of default (some of which are subject to applicable cure periods), including, among other things, covenant defaults, other non-payment defaults, bankruptcy, certain penalties and judgments from a governmental authority, cross-defaults in respect of indebtedness over $50,000, and insolvency defaults.
Additionally, any material adverse change with respect to us or our subsidiary, Antigenics Inc., constitutes an event of default. Upon the occurrence of an event of default under the SVB Loan, subject to cure periods in certain circumstances, Silicon Valley Bank may declare all amounts outstanding to be immediately due and payable and may foreclose upon our assets that secure the SVB Loan. During the continuance of an event of default which does not accelerate the maturity of the SVB Loan, interest will accrue at a default rate equal to the otherwise applicable rate plus 5%. We may prepay the SVB Loan at any time, in full, subject to certain notice requirements and a prepayment premium equal to 4% of the outstanding principal amount of the SVB Loan.
In addition, in connection with the Exchange, we also entered into a Note Purchase Agreement, dated as of April 15, 2013 with various investors to issue senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million and four year warrants to purchase 500,000 unregistered shares of our common stock at an exercise price of $4.41 per share.  We recorded a debt discount of $1.1 million based on the relative fair values of the Subordinated Notes and four year warrants. The Subordinated Notes bear interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears and are due April 2015.  The Subordinated Notes include default provisions which allow for the acceleration of the principal payment of the Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the Subordinated Notes, default on other indebtedness with an aggregate principal balance of $5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $5 million if such amount will not be covered by third-party insurance. The debt discount, and issuance costs of approximately $178,000, are being amortized using the effective interest method over two years, the expected life of the SVB Loan and the Subordinated Notes.

Note I - Fair Value Measurements
We measure our contingent royalty consideration at fair value. The fair value of our contingent royalty consideration, $19.6 million, is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses assumptions we believe would be made by a market participant. In particular, the valuation analysis used the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon and the potential net sales generated from HerpV. The fair value of the contingent royalty consideration is estimated by applying a risk adjusted discount rate (11.5%) to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty consideration.
The following table presents our liability measured at fair value using significant unobservable inputs (Level 3) , as of September 30, 2013 (amounts in thousands):

Balance, December 31, 2012	$—
Contingent royalty consideration	19,091
Increase in fair value during the quarter ended September 30, 2013	512
Balance, September 30, 2013	$19,603
The increase in fair value of the contingent royalty consideration liability is included in non-operating (loss) income in our condensed consolidated statement of operations for the quarter and nine-months ended September 30, 2013. There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.
The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the condensed consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
 The fair value of the SVB Note and the Subordinated Notes at September 30, 2013, was $10.2 million combined and the fair value of the debt portion of the 2006 Notes as of December 31, 2012, was $32.1 million, both based on the level 2 valuation hierarchy of the fair value measurements standard using a present value methodology.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, the activities of our licensees, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.
We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements in Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.
Oncophage® and Stimulon® are registered trademarks of Agenus Inc. and its subsidiaries. All rights reserved.
Overview
We are a biotechnology company working to develop treatments for cancers and infectious diseases. We are focused on immunotherapeutic products based on our core platform technologies with multiple product candidates advancing through the clinic, including several product candidates that have advanced into late-stage clinical trials through corporate partners.
Our QS-21 Stimulon® vaccine adjuvant, is a saponin extracted from the bark of the Quillaja saponaria tree, also known as the soap bark tree or Soapbark, an evergreen tree native to warm temperate central Chile. QS-21 Stimulon has become a key component in the development of investigational preventive vaccine formulations across a wide variety of infectious diseases, including several investigational therapeutic vaccines intended to treat cancer and degenerative disorders. QS-21 Stimulon has been widely studied and approximately 50,000 patients have received vaccine candidates containing the adjuvant. QS-21 Stimulon is currently being studied in 21 vaccine indications, which include GlaxoSmithKline’s (“GSK”) Phase 3 vaccine programs for RTS,S for malaria, MAGE-A3 cancer immunotherapeutic for non-small cell lung cancer and melanoma and HZ/su for shingles. In addition, Janssen Alzheimer Immunotherapy’s (“JANSSEN AI”) QS-21 Stimulon adjuvant-containing vaccine candidate is in Phase 2 trials for the treatment of Alzheimer’s disease. If any of our partners’ products containing QS-21 Stimulon successfully completes clinical development and receives approval for commercial sale, we are generally entitled to receive royalties for 10 years after commercial launch, with some exceptions.
HerpV, a recombinant, synthetic vaccine containing multiple antigens derived from the herpes simplex 2 virus, is currently in a Phase 2 clinical trial, and we believe it is one of the most advanced therapeutic vaccines for the treatment of genital herpes in clinical development. Combining our heat shock protein technology and our QS-21 Stimulon adjuvant, HerpV represents a potential new approach to the treatment of genital herpes. Rather than attempting to suppress the virus, which is what antivirals do, HerpV has the potential to enable the individual’s own immune system to stop the virus from causing and transmitting disease without chronic treatment.
The published results of a Phase 1 study show that HerpV administered with our QS-21 Stimulon adjuvant was associated with a significant induction of both CD4+ and CD8+ cellular immune responses. We believe that this is the first instance of a herpes vaccine candidate eliciting both CD4 and CD8 cellular immunity in human subjects. We completed screening for enrollment in a Phase 2, randomized, double blind, multicenter clinical trial with HerpV in HSV-2 positive genital herpes patients in February 2013. In November 2013, we released top line results from this study which met its primary endpoint. The primary analysis, which looked at viral shedding after the initial three injections, shows that patients who received HerpV had a statistically significant reduction in viral shedding. This study was designed to determine the biological efficacy of HerpV on genital viral shedding after three injections of the vaccine. The majority of subjects in the study have received a booster injection of HerpV that was given six months after the first vaccination followed by determination of genital viral shedding for an additional 45-day period. We anticipate final study results after booster injection during the first half of 2014.
Our Prophage Series cancer vaccines are autologous therapies derived from cells extracted from the patient’s tumor. As a result, Prophage Series vaccines contain a precise antigenic ‘fingerprint’ of a patient’s particular cancer and are designed to reprogram the body’s immune system to target only cells bearing this fingerprint, reducing the risk that powerful anti-cancer agents will target healthy tissue and cause debilitating side effects often associated with chemotherapy and radiation therapy. Our Prophage Series G vaccines are currently being studied in two different settings of glioblastoma multiforme (GBM): newly diagnosed and recurrent disease.
In September 2013, we announced the results of a recent analysis from a multiple-center, Phase 2 clinical trial in 46 patients with newly diagnosed glioblastoma (GBM) treated with Prophage Series G-100 (HSPPC-96) in combination with the current standard of care (radiation and temozolomide) which showed, that, to date, patients treated with HSPPC-96 had a median progression free survival (PFS) of 17.8 months, with 63% of the patients progression free at 12 months and 20% of patients progression free at 24 months. These results indicate improvement when compared to patients treated with the standard of care, for which median PFS is 6.9 months. Median overall survival (OS), the primary endpoint of the trial, is 23.3 months to date and remains durable in patients treated with HSPPC-96. In this study, the 12 month survival rate is 85%, with 50% of patients still alive and being followed, with many surviving beyond the 24 month study period. For the standard of care alone, the median OS rate is 14.6 months to date.

In addition to the Phase 2 trial in patients with newly diagnosed GBM, the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI) is supporting a randomized Phase 2 clinical trial of the HSPPC-96 vaccine in combination with bevacizumab (Avastin®) in approximately 222 patients with surgically resectable, recurrent GBM. Patients have already been randomized into this trial and active recruitment is underway at multiple centers in the United States. The study is being sponsored by the Alliance for Clinical Trials in Oncology (ALLIANCE), a cooperative group of the NCI. We believe that this trial is the largest brain tumor trial ever funded by the NCI and the largest vaccine study ever conducted with Avastin. The study is designed to compare efficacy of the HSPPC-96 vaccine administered with bevacizumab either concomitantly or at progression, versus treatment with bevacizumab alone. The primary endpoint is overall survival. This study design is supported in part by previous research indicating a potential synergistic effect between the mechanisms of action behind both HSPPC-96 and bevacizumab.
In addition to our internal development efforts, we continue to pursue partnering opportunities. We are seeking partners for select products in our portfolio, which include HerpV, QS-21 Stimulon and the Prophage G-Series vaccines, G-100 and G-200. We are also exploring in-licensing, acquisitions and sponsored research opportunities. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, business development, and support of our collaborations. Research and development expenses for the nine months ended September 30, 2013 and the years ended December 31, 2012, 2011, and 2010, were $9.8 million, $10.6 million, $11.0 million, and $12.9 million, respectively. We have incurred significant losses since our inception. As of September 30, 2013, we had an accumulated deficit of $643.3 million.
We have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at September 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements into 2014. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV, Oncophage and/or our other Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees,  and/or (3) potential other product candidates, each of which will require additional capital. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Historical Results of Operations
Quarter ended September 30, 2013 Compared to the Quarter Ended September 30, 2012
Revenue: We generated revenue of approximately $736,000 and $869,000 during the three months ended September 30, 2013 and 2012, respectively. Revenue includes license fees and service revenue. During the three months ended September 30, 2013 and 2012, we recorded revenue of approximately $378,000 and approximately $382,000, respectively, from the amortization of deferred revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 49.4% to $3.9 million for the three months ended September 30, 2013 from $2.6 million for the three months ended September 30, 2012. Increased expenses primarily relate to the increased activity in our HerpV program as well as increased compensation expense related to bonuses for research and development personnel partially offset by decreased amortization expense.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 38.3% to $3.6 million for the three months ended September 30, 2013 from $2.6 million for the three months ended September 30, 2012. Increased expenses related to increased compensation expense in connection with bonuses for general and administrative personnel and increased professional fees related to our corporate activities, partially offset by decreased amortization expense.
Non-operating (loss) income: Non-operating loss for the three months ended September 30, 2013 includes the increase in the fair value of our contingent royalty obligation partially offset by the gain on the sale of an equity investment.
Interest Expense, net: Interest expense, net decreased to approximately $347,000 for the three months ended September 30, 2013 from $1.2 million for the three months ended September 30, 2012 due to the extinguishment of our 2006 Notes during 2013.

Dividends on Series A and A-1 convertible preferred stock: Dividends decreased to approximately $51,000 for the three months ended September 30, 2013 from approximately $198,000 for the three months ended September 30, 2012 due to the exchange of Series A for Series A-1 convertible preferred stock during the quarter ended March 31, 2013 and the related reduced dividend obligation.

Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012
Revenue: We generated revenue of approximately $2.7 million and $14.9 million during the nine months ended September 30, 2013 and 2012, respectively. Revenue includes license fees and service revenue, and in 2012, royalties earned. For the nine months ended September 30, 2012, we recognized revenue of $6.5 million through an expanded license agreement with GSK, which provided GSK with a license to use QS-21 Stimulon in an undisclosed indication, and $6.25 million through a license of non-core technologies with an existing licensee that resulted in a buy-out of the current royalty stream related to the license. During each of the nine months ended September 30, 2013 and 2012, we recorded revenue of approximately $1.2 million from the amortization of deferred revenue. Our revenue for the nine months ended September 30, 2012 primarily resulted from one-time payments received under amended license agreements, and, therefore is not indicative of future results.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expenses increased 19.2% to $9.8 million for the nine months ended September 30, 2013 from $8.2 million the same period ended September 30, 2012. This increase is primarily related to increased activity in our HerpV program as well as increased compensation expense related to bonuses for research and development personnel partially offset by decreased amortization expense.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 26.0% to $11.1 million for the nine months ended September 30, 2013 from $8.8 million for the nine months ended September 30, 2012. Increased expenses related to increased compensation expense and increased professional fees related to our corporate activities.
Non-operating (loss) income: Non-operating loss of $3.5 million for the nine months ended September 30, 2013 consists primarily of a loss on the extinguishment of our 2006 Notes.
Interest Expense, net: Interest expense, net decreased to $2.1 million for the nine months ended September 30, 2013 from $3.5 million for the nine months ended September 30, 2012 due to the extinguishment of our 2006 Notes during 2013.
Dividends on Series A and A-1 convertible preferred stock: Dividends increased to $3.1 million for the nine months ended September 30, 2013 from approximately $593,000 for the nine months ended September 30, 2012 due to the deemed dividend of 666,666 shares of our common stock issued to the Series A convertible preferred stock holder during the quarter ended March 31, 2013 in exchange for a reduced dividend obligation.
Research and Development Programs
Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the nine months ended September 30, 2013, these research and development programs consisted largely of our Prophage Series vaccines and HerpV, as indicated in the following table (in thousands).

Research and Development Program	Product	Nine Months Ended September 30,	Year Ended December 31,			Prior to 2010	Total
		2013	2012	2011	2010
Heat shock proteins for cancer	Prophage Series Vaccines	$4,147	$5,613	$10,182	$10,960	$270,891	$301,793
Heat shock proteins for infectious diseases	HerpV	5,080	4,862	734	644	17,710	29,030
Vaccine adjuvant *	QS-21 Stimulon	535	85	94	1,185	11,219	13,118
Other research and development programs		2	4	13	89	33,438	33,546
Total research and development expenses		$9,764	$10,564	$11,023	$12,878	$333,258	$377,487
___________________________
*    Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.
Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because HerpV is currently in a Phase 2 trial and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs, the timing for bringing such programs to various markets, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $643.3 million as of September 30, 2013. We expect to incur significant losses over the next several years as we continue clinical trials, manage our regulatory processes, prepare for potential commercialization of products, and continue development of our technologies. We have financed our operations primarily through the sale of equity and debt, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2013, we have raised aggregate net proceeds of $558.2 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes and other notes. In addition, during the quarter ended March 31, 2012, we received $9.0 million from GSK for a first right to negotiate the purchase of Agenus or certain of its assets and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. We granted GSK the first right to negotiate for the purchase of the Company or certain of our assets which will expire in March 2017. The expanded license agreement provides GSK with a license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure.
We also maintain an effective registration statement to sell an aggregate of up to ten million shares of our common stock from time to time pursuant to an At the Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent. As of September 30, 2013, we have 6.3 million shares available for sale under this agreement.
As of September 30, 2013, we had debt outstanding of $10.2 million in principal. On April 15, 2013, we entered into a Securities Exchange Agreement with the holders of our 2006 Notes whereby we exchanged all of the 2006 Notes, including accrued and unpaid interest, for $10.0 million in cash, 2,500,000 shares of our common stock, and a contractual right to the proceeds of 20% of our revenue interests from certain QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. To finance the cash portion of this exchange we entered into two new debt arrangements. On April 15, 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank for senior secured debt in the aggregate principal amount of $5.0 million (the “SVB Loan”). The SVB Loan bears interest at a rate of 6.75% per annum, payable in cash on the first day of each month with principal payments beginning November 2013 and ending with the final principal payment in April 2015. We also entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million due in April 2015. The Subordinated Notes bear interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears. We also issued to the holders of the Subordinated Notes four year warrants to purchase 500,000 unregistered shares of our common stock at an exercise price of $4.41 per share.
Our cash and cash equivalents at September 30, 2013 were $30.2 million, an increase of $8.7 million from December 31, 2012. We believe that, based on our current plans and activities, our cash balance of $30.2 million as of September 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2014. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. In order to fund our operations beyond 2014, we will need to contain costs and raise additional funds. We may attempt to raise funds by: (1) out-licensing technologies or products to one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Our ability to successfully enter into any such arrangements is uncertain, and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditures, and/or the scale of our operations. While we expect to attempt to raise additional funds in advance of depleting our current funds, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term liquidity needs may require the successful commercialization and/or one or more partnering arrangements for (1) HerpV and the Prophage Series vaccines, (2) vaccines containing QS-21 Stimulon under development by our licensees, and/or (3) potential other product candidates, each of which will require additional capital.
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our total payments to be $52.6 million over the term of the studies. Through September 30, 2013, we have expensed $50.0 million as research and development expenses and $48.5 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.
We have also entered into sponsored research agreements related to our product candidates that required payments of $6.6 million, all of which have been paid as of September 30, 2013. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, we have various agreements with collaborative partners and/or licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed vaccines that include QS-21 Stimulon, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the nine months ended September 30, 2013 was $14.0 million while cash provided by operating activities for nine months ended September 30, 2012 was $4.3 million. This decrease in cash provided by operating activities for the nine months ended September 30, 2013 primarily resulted from one-time payments received in 2012 under amended license agreements. During the nine months ended September 30, 2012, we recognized revenue of $12.8 million related to expanded license agreements. We continue to support and develop our QS-21 Stimulon partnering collaborations. Data from two trials being conducted by our licensees using QS-21 Stimulon have been reported during 2013. If applications for marketing approval of vaccines that are submitted by our licensees are approved by the FDA, the first products containing QS-21 Stimulon are anticipated to be launched in 2015. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 requires entities to disclose items reclassified out of Accumulated Other Comprehensive Income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item, and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This consolidated standard is effective for annual periods beginning after December 31, 2012 and interim periods within those years. The application of this standard did not have a material impact on our condensed consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). ASU 2013-11 amends Accounting Standards Codification 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists ("ASC 740"). ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of ASU 2013-11 to have any impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro. There has been no material change with respect to our interest rate and foreign currency exposures or our approach toward those exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2012. However, commercialization of any of our product candidates outside of the United States could result in increased foreign currency exposure.
We had cash and cash equivalents at September 30, 2013 of $30.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at September 30, 2013, however, we are subject to investment risk.
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
Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net losses for the nine months ended September 30, 2013, and for the years ended December 31, 2012, 2011, and 2010, were $24.3 million, $11.3 million, $23.3 million, and $21.9 million, respectively. We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21 Stimulon, our Prophage Series vaccines and our other product candidates. From our inception through September 30, 2013, we have incurred net losses totaling $643.3 million.
On September 30, 2013, we had $30.2 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at September 30, 2013, plus anticipated proceeds from equity offerings and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through 2014. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the nine months ended September 30, 2013, our average monthly cash used in operating activities was approximately $1.6 million. We do not currently anticipate significant capital expenditures during the remainder of 2013.
We have financed our operations primarily through the sale of equity, and debt securities. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them or if we incur operating losses for longer than we expect, we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that allocate to third parties substantial portions of the potential value of these technologies.
There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting preclinical and clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for our and our licensees' product candidates;

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
In April 2013 we exchanged our 8% senior secured convertible notes due August 2014 (the "2006 Notes"), including accrued and unpaid interest, for $10.0 million in cash, 2,500,000 shares of our common stock, a revenue interest in certain QS-21 Stimulon partnered programs and a royalty interest in HerpV. The $10.0 million cash payment was financed by entering into a Loan and Security Agreement with Silicon Valley Bank for a $5.0 million loan that bears interest at 6.75% annually (the "SVB Loan"), and a Note Purchase Agreement with various investors to issue senior subordinated notes in the aggregate principal amount of $5.0 million with annual interest at 10% (the "Subordinated Notes"). The SVB Loan is payable in equal monthly installments of approximately $278,000 due monthly beginning November 2013 and ending in April 2015. The Subordinated Notes are due in April 2015.
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
Other than for the year ended December 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $1.0 million for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. For the nine months ended September 30, 2013 and for the years ended December 31, 2011, and 2010, net cash used in operating activities was $14.0 million, $16.2 million, and $14.8 million, respectively.

Our outstanding debt instruments contain significant restrictive and affirmative covenants.
The SVB Loan is secured by a lien against substantially all of our assets as well as the assets of our subsidiary Antigenics Inc., and contains, among other things, a number of restrictions and covenants that limit our ability to:

•	incur certain additional indebtedness;

•	make certain investments;

•	pay dividends other than dividends required pursuant to pre-existing commitments;

•	make payments on subordinated indebtedness other than regularly scheduled payments of interest;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of our assets; and/or

•	change our line of business.
The SVB Loan also specifies a number of events of default (some of which are subject to applicable cure periods), including, among other things:

•	covenant defaults;

•	other non-payment defaults;

•	bankruptcy;

•	certain penalties and judgments from a governmental authority;

•	cross-defaults in respect of indebtedness over $50,000; and

•	insolvency defaults.
Additionally, any material adverse change with respect to us or Antigenics Inc., constitutes an event of default. Upon the occurrence of an event of default under the SVB Loan, subject to cure periods in certain circumstances, the Lender may declare all amounts outstanding to be immediately due and payable and may foreclose upon our assets that secure the SVB Loan. During the continuance of an event of default which does not accelerate the maturity of the SVB Loan, interest will accrue at a default rate equal to the otherwise applicable rate plus 5%. We may prepay the SVB Loan at any time, in full, subject to certain notice requirement and a prepayment premium equal to 4% of the outstanding principal amount of the SVB Loan.
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
If we default on the SVB Loan or the Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity will be materially and adversely affected.
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
In connection with the exchange of our 2006 Notes, we entered into a Revenue Interests Assignment Agreement with the holders of the 2006 Notes. This agreement granted these holders a contractual right to the proceeds of 20% of our revenue interests from QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. Due to uncertainties surrounding the future revenue stream generated from our licensees, we are unable to predict the precise dollar value reduction in revenue that will result from this agreement to pay the 2006 Note holders their share of the proceeds from QS-21 Stimulon and HerpV programs. Any reduction in revenues generated from QS-21 Stimulon could have a material adverse effect on our business, financial condition and results of operations.
Our patent on QS-21 Stimulon composition of matter has expired in virtually all territories and we rely primarily on unpatented technology and know-how to protect our rights to QS-21 Stimulon.
Our patent on QS-21 Stimulon composition of matter has expired in virtually all territories, and our patent rights are limited to protecting certain combinations of QS-21 Stimulon with other adjuvants or formulations of QS-21 Stimulon with other agents. Although our licenses also rely on unpatented technology, know-how, and confidential information, these intellectual property rights may not be enforceable in certain jurisdictions and, we may not be able to collect anticipated revenue from our licensees. Any such inability would have a material adverse effect on our business, financial condition and results of operations.
Our HerpV therapeutic vaccine candidate is in early stage development and we may not be able to successfully develop this candidate.

Based on the results of our Phase 1 clinical trial of HerpV, which includes QS-21 Stimulon, we advanced this product candidate into a Phase 2 trial that measured the effect of vaccination on viral shedding in individuals infected with HSV-2 (genital herpes). In November 2013, we announced that the Phase 2 trial met its primary endpoint, a statistically significant reduction in viral shedding. Final study results, including booster and immune response data, are expected during the first half of 2014. While our clinical trials to date have yielded positive findings, they were limited in size and scope. There is no guarantee that future clinical trials will be successful or that a reduction in viral shedding will translate into clinical benefit. In addition, we may not have the resources required to advance the vaccine further and even if we do have such resources the success of future clinical trials will be dependent on, upon other things, maintaining sufficient supply of the required investigational materials, enrolling sufficient patients and the adherence of these patients to the study protocol. Our HerpV development program in general may not be successful or yield a partnering opportunity for us. Furthermore, it is possible that research and discoveries by others will render our product candidate obsolete or noncompetitive.

We may not be able to market and sell vaccines from our Prophage Series.
The probability and timing of submissions and/or approval of Prophage Series vaccines is uncertain.
A Phase 2 trial testing the Prophage Series G-100 vaccine candidate in newly diagnosed glioma has been fully enrolled and patient follow up is ongoing. While early data from this study have been encouraging, these data may not be supported in later follow-up of patients or in subsequent clinical trials. Separately, the Cancer Therapy Evaluation Program of the National Cancer Institute (NCI) opened patient enrollment in a randomized Phase 2 trial of the Prophage Series G-200 vaccine in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. This trial may not be successful, and even if it is successful, the trial is not intended to provide the necessary evidence of efficacy and/or safety to support biologics license application (“BLA”) filings.
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
If we or our licensee are unable to purify heat shock proteins we may have difficulty successfully initiating or completing clinical trials or supporting commercial sales. Even if we or our licensees do successfully complete ongoing or future clinical trials or are successful manufacturing any approved products, we may have difficulty generating a sizable market or commercial sales.
Our ability to successfully develop and commercialize the Prophage Series vaccines for a particular cancer depends in part on our, and following successful technology transfer to NewVac LLC ("NewVac"), our licensee for Oncophage in the Russian Federation and certain other CIS countries its ability to purify heat shock proteins from that type of cancer. If we or NewVac experience difficulties in purifying heat shock proteins for a sufficiently large number of patients in our clinical trials, we may face delays in enrolling sufficient patients and subsequently utilize more internal resources to satisfy enrollment requirements. Manufacturing failures may also lower the probability of a successful analysis of the data from clinical trials and, ultimately, the ability to obtain regulatory approvals and generate commercial sales. Manufacturing difficulties may also adversely affect NewVac’s ability to commercialize Oncophage in its licensed territory. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 85% of the tumors received from patients enrolled in Phase 2 clinical trials in glioma. In addition, we may encounter problems with other types of cancer or patients as we expand our research. If we cannot overcome these problems, the number of patients or cancer types that our heat shock protein product candidates could treat would be limited. In addition, if we commercialize our heat shock protein product candidates, we may not be able to replicate past manufacturing success rates and we may face claims from patients for whom we are unable to produce a vaccine.
Manufacturing problems or increased demand may cause delays, unanticipated costs, or loss of revenue streams.
If the future clinical or commercial demand for our products or product candidates is substantially greater than we anticipate, our capacity may not be able to meet product demand. In addition, higher manufacturing loads may result in higher manufacturing failure rates as the operation becomes more complex. We currently manufacture our Prophage Series vaccines in our Lexington, MA facility. While we believe we will be able to cover demand in the near term, there is no guarantee that we will be able to meet all future or unanticipated increases in demand, and a failure to do so could adversely affect our business. Such demand may also limit our ability to manufacture product in support of clinical trials, and this could cause a delay or failure in our Prophage Series vaccine development programs. Manufacturing of Prophage Series vaccines is complex, and various factors could cause delays or an inability to supply vaccine. Deviations in the processes controlling manufacture could result in production failures. Furthermore, we have limited manufacturing resources and there is no assurance that we will be able to obtain the necessary resources, timely or at all, to meet any increased demand.
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
We have in the past, and may continue to seek, marketing and regulatory approvals of our product candidates in non-U.S. jurisdictions. For example, our Oncophage vaccine is approved for sale in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence, and we have partnered with NewVac to commercialize this product in the Russian Federation. Various risks associated with foreign operations may impact our success. Possible risks include fluctuations in the value of foreign and domestic currencies, disruptions in the import, export, and transportation of patient tumors and our product, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, and unexpected regulatory, economic, or political changes in foreign markets. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change.”
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
In competition with our Prophage Series product candidates, Genentech markets Avastin and Eisai and Arbor Pharmaceuticals market Gliadel, both for treatment of recurrent glioma. In addition, TVAX Biomedical and Stemline Therapeutics are developing immunotherapy candidates (TVI-Brain-1 and SL-701, respectively) for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets Temodar for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950), Activartis Biotech (GBM-Vax) and Celldex (CDX-110). Celldex is also currently developing a vaccine candidate for recurrent glioma. Other companies may begin such development as well.
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
We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations, and/or acquire, in-license, and/or advance new product candidates. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
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
While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of any of our Prophage Series vaccines other than the agreement with NewVac giving them an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. Companies may not be interested in pursuing patient-specific vaccines like our Prophage Series vaccines, and many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.
In addition, we would consider license and/or co-development opportunities to advance HerpV. However, collaborative partners or licensees may defer discussions until final results from our Phase 2 clinical trial become available, or they may not engage in such discussions at all.
Because we rely on collaborators and licensees for the development and commercialization of most of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.
Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, the development of candidates from the Prophage G Series is currently dependent in a large part on the efforts of our institutional collaborators, such as the Brain Tumor Research Center at the University of California, San Francisco, which has conducted or is in the process of conducting Phase 2 clinical trials of Prophage Series vaccines G-100 and G-200 for the treatment of glioma and the Alliance for Clinical Trials in Oncology, a National Cancer Institute cooperative group, which is sponsoring a Phase 2 clinical trial of G-200 in patients with surgically resectable recurrent glioma. When our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon, other than HerpV, depend on the success of our collaborative partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates. We have granted NewVac an exclusive license to manufacture, market and sell Oncophage in the Russian Federation and certain other CIS countries. NewVac has faced challenges establishing manufacturing capabilities and securing government reimbursement, which has impacted its ability to commercialize the product in the licensed territory. NewVac may terminate this agreement at any time without cause. We do not expect to receive financial or other benefits, if any, from our relationship with NewVac or the sale of Oncophage in the Russian Federation or CIS countries.
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
Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of September 30, 2013, we have spent approximately 19 years and $301.8 million on our research and development program in heat shock proteins for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.
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
If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our past developments and technologies to develop competing products. We have exclusive rights to approximately 66 issued United States patents and approximately 104 issued foreign patents. We also have exclusive rights to six pending United States patent applications and approximately 15 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office ("USPTO") uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
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
We face an inherent risk of product liability exposure related to testing our product candidates in human clinical trials and commercial sales of Oncophage in Russia, and may face even greater risks if we sell our other product candidates commercially. An individual may bring a product liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. Product liability claims may result in:

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
Between our initial public offering on February 4, 2000 and September 30, 2013, and for the nine months ended September 30, 2013, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.71 and $4.93 per share, respectively. The average daily trading volume for the nine months ended September 30, 2013 and for the year ended December 31, 2012 was approximately 277,000 shares and 176,000 shares, respectively. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2013, we had approximately 35,228,000 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 8,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of September 30, 2013, an aggregate of 13.3 million of these shares remain available for sale. The market price of our common stock may decrease based on the expectation of such sales.
As of September 30, 2013, warrants to purchase approximately 3,643,000 shares of our common stock with a weighted average exercise price per share of $11.53 were outstanding.
As of September 30, 2013, options to purchase 4,164,965 shares of our common stock with a weighted average exercise price per share of $5.74 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2013 we have 147,413 nonvested shares outstanding.
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

Date:	November 8, 2013	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

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