Form 10-Q
period 2014-03-31
AGENUS INC
filed 2014-05-09
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of April 30, 2014: 62,236,360 shares

Agenus Inc.
Quarterly Period Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$73,491,291	$27,351,969
Accounts receivable	—	1,200
Prepaid expenses	1,324,833	658,412
Other current assets	443,798	162,997
Total current assets	75,259,922	28,174,578
Plant and equipment, net of accumulated amortization and depreciation of $27,821,235 and $27,637,443 at March 31, 2014 and December 31, 2013, respectively	4,135,617	2,784,845
Goodwill	19,635,612	2,572,203
Acquired intangible assets, net of accumulated amortization of $73,661 at March 31, 2014	7,997,972	—
Other long-term assets	1,274,646	1,303,855
Total assets	$108,303,769	$34,835,481
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion, long-term debt	$2,869,301	$3,518,550
Convertible notes	1,213,376	—
Current portion, deferred revenue	3,031,744	1,660,679
Accounts payable	1,681,448	834,740
Accrued liabilities	4,699,051	4,215,221
Other current liabilities	878,035	66,683
Total current liabilities	14,372,955	10,295,873

Other long-term debt	5,277,779	5,347,690
Deferred revenue	3,147,754	3,193,809
Contingent royalty obligation	8,935,252	18,799,141
Contingent purchase price consideration	10,630,000	—
Other long-term liabilities	2,654,627	1,679,671
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized at March 31, 2014 and December 31, 2013:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2014 and December 31, 2013; liquidation value of $32,320,630 at March 31, 2014	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at March 31, 2014 and December 31, 2013	31	31
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 62,230,609 and 36,391,191 shares issued at March 31, 2014 and December 31, 2013, respectively	622,306	363,912
Additional paid-in capital	711,625,013	644,571,866
Treasury stock, at cost; 0 and 43,490 shares of common stock at March 31, 2014 and December 31, 2013, respectively	—	(324,792)
Accumulated deficit	(649,177,681)	(649,092,036)
Cumulative translation adjustment	215,417	—
Total stockholders’ equity (deficit)	63,285,402	(4,480,703)
Total liabilities and stockholders’ equity (deficit)	$108,303,769	$34,835,481

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarters Ended March 31
	2014	2013
Revenue:
Service revenue	$—	$725,225
Grant revenue	28,768	—
Research and development revenue	692,088	384,017
Total revenues	720,856	1,109,242
Operating expenses:
Cost of service revenue	—	(272,776)
Research and development	(4,472,533)	(2,554,122)
General and administrative	(5,163,493)	(2,891,541)
Contingent consideration fair value adjustment	(909,000)	—
Operating loss	(9,824,170)	(4,609,197)
Other income (expense):
Non-operating income	9,822,466	2,880
Interest expense, net	(355,809)	(1,228,702)
Net loss	(357,513)	(5,835,019)
Dividends on Series A and A-1 convertible preferred stock	(51,026)	(3,007,186)
Net loss attributable to common stockholders	$(408,539)	$(8,842,205)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.01)	$(0.35)
Weighted average number of common shares outstanding:
Basic and diluted	50,556,807	25,071,684

Other comprehensive income (loss):
Foreign currency translation gain	$215,417	$—
Other comprehensive income	215,417	—
Comprehensive loss	$(193,122)	$(8,842,205)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(357,513)	$(5,835,019)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	266,528	147,000
Share-based compensation	953,836	709,345
Noncash interest expense	153,146	448,638
Gain on sale of investment	—	—
Loss on disposal of assets	1,150	17,915
Change in fair value of contingent royalty obligation	(8,894,974)	—
Loss on extinguishment of debt	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,200	388,606
Inventories	—	—
Prepaid expenses	(279,825)	(341,680)
Accounts payable	184,008	(149,686)
Deferred revenue	(688,904)	(381,971)
Accrued liabilities and other current liabilities	(1,433,230)	1,026,886
Other operating assets and liabilities	(29,768)	74,618
Net cash (used in) provided by operating activities	(10,124,346)	(3,895,348)
Cash flows from investing activities:
Cash acquired in acquisition	514,470	—
Purchases of plant and equipment	(172,592)	(377,323)
Net cash provided by (used in) investing activities	341,878	(377,323)
Cash flows from financing activities:
Net proceeds from sales of equity	56,667,252	—
Proceeds from employee stock purchases	84,271	35,438
Financing of property and equipment	(9,505)	(17,078)
Payments of convertible notes	(833,333)	—
Net cash provided by financing activities	55,908,685	18,360
Effect of exchange rate changes on cash	13,105	—
Net increase in cash and cash equivalents	46,139,322	(4,254,311)
Cash and cash equivalents, beginning of period	27,351,969	21,468,269
Cash and cash equivalents, end of period	$73,491,291	$17,213,958
Supplemental cash flow information:
Cash paid for interest	$193,893	$3,372
Non-cash investing and financing activity:
Deemed dividend on Series A convertible preferred stock	$—	$2,906,664
Issuance of common stock, $0.01 par value, for acquisition of 4-Antibody	10,102,259	—
Contingent consideration issued in connection with the acquisition of 4-Antibody AG	9,721,000	—
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. including its subsidiaries also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a biopharmaceutical company developing a portfolio of immuno-oncology candidates, including checkpoint modulators, heat shock protein-based vaccines, and adjuvants. We are focused on immunotherapeutic products based on our core platform technologies with multiple product candidates advancing through the clinic, including several product candidates that have advanced into late-stage clinical trials through corporate partners.

Our core technology portfolio consists of our Retrocyte Display® Technology Platform and Checkpoint Modulator Antibody Programs, our Heat Shock Protein ("HSP")-Based Platform, and our Saponin Adjuvant Platform.

Our Checkpoint Modulator Antibody Programs became part of our technology portfolio with the acquisition of 4-Antibody AG, a private European-based biopharmaceutical company ("4-AB") in February 2014. This acquisition (see Note C) provides us with a technology platform for the rapid discovery and optimization of fully-human antibodies against a wide array of molecular targets. Within our HSP-Based Platform we are developing our Prophage Series cancer vaccines. Our Prophage Series vaccines are currently being studied in two different settings of glioblastoma multiforme, or GBM: newly diagnosed and recurrent disease. Also within our HSP-Based Platform, is HerpV, a recombinant, synthetic vaccine containing multiple antigens derived from the herpes simplex 2 virus. HerpV is currently in a Phase 2 clinical trial, and we believe it is one of the most clinically-advanced therapeutic vaccines for the treatment of genital herpes in clinical development. Within our Saponin Adjuvant Platform is QS-21 Stimulon® adjuvant, or QS-21 Stimulon, which is used by our licensees in numerous vaccines under development in trials, some as advanced as Phase 3, for a variety of diseases, including cancer, shingles, malaria, Alzheimer's disease, human immunodeficiency virus, and tuberculosis.

Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. In addition to the internal development of our product candidates, we continue to pursue collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates, as well as explore in-licensing, acquisitions and collaborative arrangements in areas of synergy with our existing programs.

We have incurred significant losses since our inception. As of March 31, 2014, we had an accumulated deficit of $649.2 million. Since our inception, we have financed our operations primarily through the sale of equity, issuance of debt, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash balance of $73.5 million as of March 31, 2014, plus potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through the first half of 2015. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.
We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for i) our Retrocyte Display® Technology Platform, Checkpoint Modulator Antibody Programs, HerpV, and the Prophage Series vaccines, ii) vaccines containing QS-21 Stimulon under development by our licensees and/or iii) the identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Our research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of research and development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our Checkpoint Modulator Antibody Programs are preclinical, HerpV is in a Phase 2 clinical trial, and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs or, the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.
For our subsidiary 4-AB, the local currency is the functional currency. Assets and liabilities of 4-AB are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity.
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
Note B - Net Loss Per Share
Basic loss and income per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding because they would be anti-dilutive:

	March 31,
	2014	2013
Warrants	2,951,450	3,309,378
Stock options	4,267,655	2,830,712
Nonvested shares	109,747	279,889
Convertible preferred stock	333,333	333,333
Convertible notes	382,769	—

Note C - 4-Antibody Acquisition

On January 10, 2014, we entered into a Share Exchange Agreement providing for our acquisition of all of the outstanding capital stock of 4-AB, from the shareholders of 4-AB (the “4-AB Shareholders”). The transaction closed on February 12, 2014 (the "Closing Date"). In exchange for their shares, the 4-AB Shareholders received an aggregate of

3,334,079 shares of our common stock payable upon closing and valued at $10.1 million. Contingent milestone payments of up to $40 million (the "contingent consideration"), payable in cash or shares of our common stock at our option, will be due to the 4-AB Shareholders as follows (i) $20 million upon our market capitalization exceeding $300 million for ten consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date (b) the sale of the 4-AB or (c) the sale of Agenus, (ii) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus, and (iii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus. We have assigned an estimated preliminary fair value of $9.7 million to the contingent consideration. This acquisition provided us with the Retrocyte Display® Technology for the rapid discovery and optimization of fully-human antibodies against a wide array of molecular targets and a portfolio Checkpoint Modulator Antibody immunotherapy program.
The acquisition of 4-AB was accounted for under the acquisition method of accounting. The purchase price of approximately $19.8 million has been allocated to the tangible and intangible assets acquired and liabilities assumed. The fair value estimate of assets acquired and liabilities assumed is pending completion and final review by our management. Primary areas yet to be finalized include the fair value of certain tangible assets acquired and liabilities assumed, and the valuation of intangible assets acquired. The final purchase price allocation may differ from that presented below due to adjustments that may result from completion of the valuation of the assets acquired and liabilities assumed.
The following table summarizes the purchase price of the 4-AB acquisition, the identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Cash	$514
Other current assets	600
Plant and equipment	1,340
In-process research and development	2,100
Patented technology	5,700
Other finite-lived intangible	190
Goodwill	16,891
Total assets	27,335
Liabilities assumed:
Accounts payable	649
Other current liabilities	2,889
Convertible notes	1,142
Deferred revenue	1,890
Deferred tax liability	420
Other long-term liabilities	522
Total liabilities	7,512
Total purchase price	$19,823
The estimated fair value of the in-process research and development ("IPR&D") and patented technology was determined using the income approach and the relief from royalty rate method, respectively, using significant inputs, including an 18% discount rate, that are not observable.  We consider the fair value of the IPR&D and patented technology to be Level 3 due to the significant estimates and assumptions used by management in establishing the estimated fair values.
All of the convertible notes assumed in the acquisition were converted into approximately 383,000 shares of our common stock on May 8, 2014.
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the 4-AB acquisition had occurred on January 1, 2013 (in thousands except per share data):

	Three months ended March 31,
	2014	2013
Pro forma revenues	$926	$4,858
Pro forma net loss attributable to common stockholders	$(1,280)	$(7,057)
Basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.25)
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future. Revenues and net loss related to 4-AB of $303,000 and $1.4 million, respectively is included in our condensed consolidated statement of operations and comprehensive income for the quarter ended March 31, 2014.
Note D - Goodwill and Acquired Intangible assets
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2014 (in thousands):

Balance, December 31, 2013	$2,572
Goodwill from 4-AB acquisition	16,891
Foreign currency translation adjustment	173
Balance, March 31, 2014	$19,636

Acquired intangible assets consisted of the following at March 31, 2014 (in thousands):

	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	15 years	4,850	(40)	$4,810
Trademarks	4.5 years	909	(25)	$884
Other	3 years	192	(9)	$183
In-process research and development	Indefinite	2,121	$—	$2,121
Total		$8,072	$(74)	$7,998
The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense related to acquired intangibles is estimated at $442,000 for the balance of 2014, $589,000 for each of the years ending 2015 and 2016, $532,000 for the year ending 2017, $449,000 for the year ending 2018, and $323,000 for each of the years 2019-2028, and $46,000 for the year ending 2029.
The acquired in-process research and development ("IPR&D") asset relates to the six pre-clinical Checkpoint Modulator Antibody Programs which target GITR, OX40, CTLA-4, PD-1, TIM-3 and LAG-3. IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.
Note E - Share-based Compensation Plans
We use the Black-Scholes option pricing model to value stock options granted to employees and non-employees, as well as stock options granted to members of our Board of Directors. All stock options have 10-year terms and generally vest ratably over a 3 or 4-year period. A non-cash charge to operations for the stock options granted to non-employees that have vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock. A summary of option activity for the three months ended March 31, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,163,100	$5.72
Granted	175,000	3.27
Exercised	(12,781)	3.41
Forfeited	(43,373)	3.91
Expired	(14,291)	12.83
Outstanding at March 31, 2014	4,267,655	$5.62	7.6	$212,664
Vested or expected to vest at March 31, 2014	3,684,933	$6.02	7.3	$20,291
Exercisable at March 31, 2014	2,379,328	$7.07	6.4	$4,550
The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2014 and 2013, were $2.54 and $2.88, respectively.
During the three months ended March 31, 2014, and 2013, all stock options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date. As of March 31, 2014, $3.9 million of total unrecognized compensation cost, $556,000 of which pertains to performance awards for which performance has not yet been achieved, related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.1 years.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the three months ended March 31, 2014 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	147,274	$3.99
Granted	—	—
Vested	(21,319)	4.65
Forfeited	(16,208)	3.40
Outstanding at March 31, 2014	109,747	3.95
As of March 31, 2014, there was $264,000 of unrecognized share-based compensation expense related to these nonvested shares awarded to employees expected to be recognized over a weighted average period of 2.5 years. As of March 31, 2014, unrecognized expenses for nonvested shares awarded to outside advisors is $47,000. The total intrinsic value of shares vested during the three months ended March 31, 2014, was $68,000.
We issue new shares upon stock option exercises, purchases under our 2009 Employee Stock Purchase Plan, vesting of nonvested stock, issuances under the DDCP, and in lieu of approximately 33% of the base salary of our Chief Executive Officer. During the three months ended March 31, 2014, 18,149 shares were issued under the 2009 Employee Stock Purchase Plan, 18,194 shares were issued as a result of the vesting of nonvested stock, 12,781 shares were issued as a result of stock option exercises, and 13,092 shares were issued to our Chief Executive Officer in lieu of cash salary.
The impact on our results of operations from share-based compensation for the three months ended March 31, 2014, and 2013, was as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Research and development	$254	$216
General and administrative	700	493
Total share-based compensation expense	$954	$709
Note F - Accrued Liabilities
Accrued liabilities consist of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Professional fees	$1,627	$1,121
Payroll	1,549	1,635
Clinical trials	826	1,021
Other	697	438
	$4,699	$4,215

Note G - Fair Value Measurements

We measure our contingent royalty obligation and purchase price consideration at fair value. The fair values of our contingent royalty obligation and our purchase price consideration, $8.9 million and $10.6 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses assumptions we believe would be made by a market participant. In particular, the valuation analysis for the royalty obligation used the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon and the potential net sales generated from HerpV. The fair value of the contingent royalty obligation is estimated by applying a risk adjusted discount rate (12.5%) to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty obligation.
The fair value of our purchase price consideration is based on estimates from Monte Carlo simulation of our market capitalization. Market capitalization was evolved using a geometric brownian motion, calculated daily for the life of the contingent consideration.
The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3) , as of March 31, 2014 (amounts in thousands):

Balance, December 31, 2013	$18,799
Contingent purchase price consideration	9,721
Change in fair value of contingent royalty obligation during the quarter	(9,864)
Change in fair value of purchase price consideration during the quarter	909
Balance, March 31, 2014	$19,565
The decrease in fair value of the contingent royalty obligation liability is included in non-operating (loss) income in our condensed consolidated statement of operations for the quarter ended March 31, 2014, and related primarily to the termination by GSK of its Phase 3 clinical trial of a vaccine using our QS-21 Stimulon adjuvant in patients with non-small cell lung cancer. There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.
The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the condensed consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
 The fair value of our long-term debt at March 31, 2014 and December 31, 2013, was $8.8 million and $9.6 million respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The principal value of our long-term debt at March 31, 2014 and December 31, 2013 was $8.8 million and $9.6 million, respectively.
In connection with the acquisition of 4-AB, we assumed convertible notes which upon a change of control of 4-AB have the ability to convert into shares of our common stock. We have elected to account for these convertible notes using fair value as a Level 1 liability. Accordingly, the fair value of our convertible notes at March 31, 2014 of $1.2 million, is their carrying value in the condensed consolidated balance sheet.
Note H - Equity
In February 2014, we issued and sold 22,236,000 shares of our common stock in a public underwritten offering. Net proceeds after deducting offering expenses were approximately $56.0 million. This offering was made under an effective shelf registration statement and proceeds from the offering will be used for general corporate purposes.
In February 2014, our Board of Directors retired 43,490 shares of our treasury stock then outstanding and returned those shares to authorized and unissued shares of our common stock.
We issued an aggregate of 3,334,079 shares of our common stock in exchange for all of the outstanding capital stock of 4-AB as detailed in Note C.
Note I - Recent Accounting Pronouncements
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
ASU 2013-11 will be effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 did not have any impact on our consolidated financial statements.
Note J - Subsequent Event
On April 24, 2014, we amended our certificate of incorporation to increase the authorized number of shares of our common stock from 70,000,000 to 140,000,000 shares.

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
Oncophage®, Stimulon® and Retrocyte Display® are registered trademarks of Agenus Inc. and its subsidiaries. All rights reserved.
Overview
We are a biopharmaceutical company developing a portfolio of immuno-oncology candidates, including checkpoint modulator antibodies, heat shock protein-based vaccines and saponin adjuvants. We are focused on immunotherapeutic products based on our core platform technologies with multiple product candidates advancing through the clinic, including several product candidates that have advanced into late-stage clinical trials through corporate partners. We assess the development, commercialization and/or partnering strategies with respect to each of our internal product candidates periodically based on several factors, including clinical trial results, competitive positioning, and funding requirements and resources.
Our Retrocyte Display® Technology Platform and Checkpoint Modulator Antibody Programs became part of our portfolio with the acquisition of 4-Antibody AG, a private European-based biopharmaceutical company ("4-AB") in February 2014. The Retrocyte Display® Technology Platform is intended to enable, among other things, the rapid generation and optimization of fully human monoclonal antibodies against a broad range of target antigens of interest.  We currently have six pre-clinical Checkpoint Modulator Antibody Programs which target GITR, OX40, CTLA-4, PD-1, TIM-3 and LAG-3. We have selected two GITR agonists and one CTLA-4 antagonist to advance into investigational new drug application ("IND") enabling development. Although we envision using Retrocyte Display® to drive the discovery of future checkpoint modulator antibody candidates, not all candidates will necessarily be derived from the use of this technology. For example, our current antibody candidates targeting GITR were derived independently of Retrocyte Display®. We plan to identify development candidates for the other four Checkpoint Modulator Antibody Programs during 2014, in order to be in a position to file INDs on at least four candidates within the next two years.

Within our HSP-Based Platform we are developing our Prophage Series cancer vaccines. Our Prophage Series cancer vaccines are autologous therapies derived from cells extracted from the patient’s tumor. As a result, Prophage Series vaccines contain a precise antigenic ‘fingerprint’ of a patient’s particular cancer and are designed to reprogram the body’s immune system to target only cells bearing this fingerprint, reducing the risk that powerful anti-cancer agents will target healthy tissue and cause debilitating side effects often associated with chemotherapy and radiation therapy. We believe that in contrast to many other autologous vaccines that are based on cellular preparations, the Prophage Series Vaccines are based on a stable protein preparation produced by a less complex manufacturing process. Our Prophage Series vaccines are currently being studied in two different settings of glioblastoma multiforme, or GBM: newly diagnosed and recurrent disease.
Also within our HSP-Based Platform, is HerpV, a recombinant, synthetic vaccine containing multiple antigens derived from the herpes simplex 2 virus. Combining our heat shock protein-based technology and our QS-21 Stimulon adjuvant, HerpV represents a potential new approach to the treatment of genital herpes. In November 2013, we released top line results from a Phase 2, randomized, double blind, multicenter clinical trial of HerpV in HSV-2 positive genital herpes patients, which showed that the trial met its primary endpoint. We anticipate reporting additional study results assessing the efficacy of a booster injection of HerpV during the second quarter of 2014. HerpV evokes immune responses to the mix of HSV2 peptides contained in the vaccine in a substantial majority of patients. Our Phase 2 study has shown that HerpV may reduce viral shedding, which has the potential to reduce the incidence and severity of herpetic lesion outbreaks and/or reduce the likelihood of disease transmission.  However, it is uncertain whether the degree of benefit conferred by HerpV will be sufficient to (i) warrant additional clinical trials funded by us or (ii) attract a development partner.
Within our Saponin Adjuvant Platform is QS-21 Stimulon® adjuvant, or QS-21 Stimulon. QS-21 Stimulon is a saponin extracted from the bark of the Quillaja saponaria tree, an evergreen tree native to warm temperate central Chile. QS-21 Stimulon has become a key component in the development of investigational preventive vaccine formulations across a wide variety of infectious diseases and, investigational therapeutic vaccines intended to treat cancer and degenerative disorders. QS-21 Stimulon has been widely studied in 50,000 patients. The key licensees of QS-21 Stimulon are GlaxoSmithKline ("GSK") and JANSSEN Alzheimer Immunotherapy ("JANSSEN AI"). QS-21 Stimulon is currently being studied in approximately 20 vaccine indications, which include GSK's Phase 3 vaccine programs for RTS,S for malaria, MAGE-A3 cancer immunotherapeutic for melanoma and HZ/su for shingles. In addition, JANSSEN AI's QS-21 Stimulon adjuvant-containing vaccine candidate is in Phase 2 trials for the treatment of Alzheimer’s disease. If any of our partners’ products containing QS-21 Stimulon successfully completes clinical development and receives approval for commercial sale, we are generally entitled to receive royalties for 10 years after commercial launch, with some exceptions.
In addition to our internal development efforts, we continue to pursue collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates, as well as explore in-licensing, acquisitions and collaborative arrangements in areas of synergy with our existing programs. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development, business development, and support of our collaborations. In April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully human antibodies against two undisclosed Merck checkpoint targets using the Retrocyte Display® Technology Platform. Merck will be responsible for the clinical development and commercialization of candidates generated under the collaboration and we are eligible to receive potential payments associated with the completion of certain clinical, regulatory and commercial milestones as well as royalty payments on worldwide product sales.
We have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at March 31, 2014, plus potential proceeds from license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the first half of 2015. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for i) our Retrocyte Display® Technology Platform, Checkpoint Modulator Antibody Programs, HerpV and the Prophage Series vaccines, ii) vaccines containing QS-21 Stimulon under development by our licensees, and/or iii) the identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Historical Results of Operations
Quarter ended March 31, 2014 Compared to the Quarter Ended March 31, 2013

Revenue: We generated revenue of approximately $721,000 and $1,109,000 during the three months ended March 31, 2014 and 2013, respectively. Revenue includes license fees, in 2014 grant revenue, and in 2013 service revenue. During the three months ended March 31, 2014 and 2013, we recorded revenue of approximately $689,000 and approximately $382,000, respectively, from the amortization of deferred revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 75.1% to $4.5 million for the three months ended March 31, 2014 from $2.6 million for the three months ended March 31, 2013. Increased expenses primarily relate to the increased compensation expense related to increased headcount and bonuses for research and development personnel as well as the research and development costs of the checkpoint modulator program.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 78.6% to $5.2 million for the three months ended March 31, 2014 from $2.9 million for the three months ended March 31, 2013. Increased expenses related to increased compensation expense in connection with bonuses for general and administrative personnel and increased professional fees related to our corporate activities and the acquisition of 4-AB.
Contingent consideration fair value adjustment: Contingent consideration fair value adjustment represents the increase in the fair value of our purchase price consideration during the three months ended March 31, 2014. The fair value of our purchase price consideration is based on estimates from Monte Carlo simulation of our market capitalization.
Non-operating income: Non-operating income for the three months ended March 31, 2014 represents the change in the fair value of our contingent royalty obligation.
Interest Expense, net: Interest expense, net decreased to approximately $356,000 for the three months ended March 31, 2014 from $1.2 million for the three months ended March 31, 2013 due to the extinguishment of our 8% senior secured convertible notes due August 2014 (the "2006 Notes") during 2013.
Dividends on Series A and A-1 convertible preferred stock: Dividends decreased to approximately $51,000 for the three months ended March 31, 2014 from approximately $3.0 million for the three months ended March 31, 2013 due to the deemed dividend issued during the exchange of Series A for Series A-1 convertible preferred stock during the quarter ended March 31, 2013 and the related reduced dividend obligation subsequent to the exchange.
Research and Development Programs
Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the three months ended March 31, 2014, these research and development programs consisted largely of our Prophage Series vaccines, HerpV and Checkpoint Modulator Antibody Programs as indicated in the following table (in thousands).

Research and Development Program	Product	Three Months Ended March 31,	Year Ended December 31,			Prior to 2011	Total
		2014	2013	2012	2011
Heat shock protein-based vaccine candidates for cancer	Prophage Series Vaccines	$1,737	$5,882	$5,613	$10,182	$281,851	$305,265
Heat shock protein-based vaccine candidates for infectious diseases	HerpV	1,695	6,358	4,862	734	18,354	32,003
Vaccine adjuvant *	QS-21 Stimulon	81	753	85	94	12,404	13,417
Checkpoint Modulator Antibody Program**		956	—	—	—	—	956
Other research and development programs		4	12	4	13	33,527	33,560
Total research and development expenses		$4,473	$13,005	$10,564	$11,023	$346,136	$385,201

___________________________
*    Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.
**    Prior to 2014, costs were incurred by 4-Antibody AG, a company we acquired in February 2014.
Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our Checkpoint Modulator Antibody Programs are preclinical, HerpV is currently in a Phase 2 trial with further development dependent on clinical trial data, among other factors, and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs or, the timing for bringing such programs to various markets, or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $649.2 million as of March 31, 2014. We expect to incur significant losses over the next several years as we continue clinical trials, manage our regulatory processes, prepare for potential commercialization of products, and continue development of our technologies. We have financed our operations primarily through the sale of equity and debt, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2014, we have raised aggregate net proceeds of $618.3 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes and other notes. In addition, during 2012, we received $9.0 million from GSK for a first right to negotiate the purchase of the Company or certain of our assets and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. GSK's first right to negotiate will expire in March 2017. The expanded license agreement provides GSK with a license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure.
We also maintain an effective registration statement to sell an aggregate of up to ten million shares of our common stock from time to time pursuant to an At the Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent. As of March 31, 2014, we have 5.0 million shares available for sale under this agreement.
As of March 31, 2014, we had $10.0 million of debt outstanding. In April 2013, we entered into a Securities Exchange Agreement with the holders of our 2006 Notes whereby we exchanged all of the 2006 Notes, including accrued and unpaid interest, for $10.0 million in cash, 2,500,000 shares of our common stock, and a contractual right to the proceeds of 20% of our revenue interests from certain QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. To finance the cash portion of this exchange we entered into two new debt arrangements. We concurrently entered into a Loan and Security Agreement with Silicon Valley Bank for senior secured debt in the aggregate principal amount of $5.0 million (the “SVB Loan”). The SVB Loan bears interest at a rate of 6.75% per annum, payable in cash on the first day of each month with principal payments beginning November 2013 and ending with the final principal payment in April 2015. We also entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million due in April 2015. The Subordinated Notes bear interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears. We also issued to the holders of the Subordinated Notes four year warrants to purchase 500,000 unregistered shares of our common stock at an exercise price of $4.41 per share. In addition, in connection with the acquisition of 4-AB, we assumed $1.2 million in convertible notes.
Our cash and cash equivalents at March 31, 2014 were $73.5 million, an increase of $46.1 million from December 31, 2013 principally as a result of the completion in February 2014 of a public offering of 22,236,000 shares of our common stock, with net proceeds of $56.0 million. We believe that, based on our current plans and activities, our cash balance of $73.5 million as of March 31, 2014, plus potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through the first half of 2015. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1)pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for i) our Retrocyte Display® Technology Platform, Checkpoint Modulator Antibody Programs, HerpV and the Prophage Series vaccines, ii) vaccines containing QS-21 Stimulon under development by our licensees, and/or iii) the identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our total payments to be $52.6 million over the term of the studies. Through March 31, 2014, we have expensed $51.0 million as research and development expenses and $49.8 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.
We have also entered into sponsored research agreements related to our product candidates that required payments of $6.6 million, all of which have been paid as of March 31, 2014. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, we have various agreements with collaborative partners and/or licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed vaccines that include QS-21 Stimulon, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the three months ended March 31, 2014 and March 31, 2013, was $10.1 million and $3.9 million, respectively. This increase primarily resulted from increased personnel costs, costs related to the acquisition of 4-AB, costs incurred by 4-AB, as well as the reduced service revenue quarter to quarter. We continue to support and develop our QS-21 Stimulon partnering collaborations. If applications for marketing approval of vaccines that are submitted by our licensees are approved by the FDA, the first products containing QS-21 Stimulon are anticipated to be launched in 2016. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). ASU 2013-11 amends Accounting Standards Codification 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists ("ASC 740"). ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 did not have an impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 15% and 0% of our operating expenses for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, were from foreign subsidiaries. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro and Swiss Franc, in large part due to our acquisition of 4-AB, a private company with operations in Switzerland and Germany. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2013. However, commercialization of any of our product candidates outside of the United States could result in increased foreign currency exposure.
We had cash and cash equivalents at March 31, 2014 of $73.5 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2014, however, we are subject to investment risk.
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
Changes in Internal Control Over Financial Reporting
In February 2014, we completed the acquisition of 4-Antibody AG ("4-AB"), at which time 4-AB became a wholly-owned subsidiary of the Company. We are currently in the process of assessing and integrating 4-AB's internal controls over financial reporting into our financial reporting systems. Other than this acquisition, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors
Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occurs, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.
We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.
Risks Related to our Business
If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.
Our net losses for the years ended December 31, 2013, 2012, and 2011, were $30.1 million, $11.3 million, and $23.3 million, respectively. During the quarter ended March 31, 2014, we generated net loss of $357,513 due primarily to a fair value adjustment to our contingent royalty obligation at March 31, 2014.
We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities, and such losses may increase as a result of our acquisition of 4-AB. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21 Stimulon, our Prophage Series vaccines and our other product candidates. From our inception through March 31, 2014, we have incurred net losses totaling $649.2 million.
On March 31, 2014, we had $73.5 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at March 31, 2014, and potential proceeds from license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through the first half of 2015. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the quarter ended March 31, 2014, our average monthly cash used in operating activities was approximately $3.4 million.
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

Certain of our outstanding debt instruments contain significant restrictive and affirmative covenants and we may not be able to make interest or principal payments when due or otherwise remain in compliance with their terms.
In April 2013 we exchanged our 8% senior secured convertible notes due August 2014 (the "2006 Notes"), including accrued and unpaid interest, for $10.0 million in cash, 2,500,000 shares of our common stock, a revenue interest in certain QS-21 Stimulon partnered programs and a royalty interest in HerpV. The $10.0 million cash payment was financed by entering into a Loan and Security Agreement with Silicon Valley Bank for a $5.0 million loan that bears interest at 6.75% annually (the "SVB Loan"), and a Note Purchase Agreement with various investors to issue senior subordinated notes in the aggregate principal amount of $5.0 million with annual interest at 10% (the "Subordinated Notes"). The SVB Loan is payable in equal monthly installments of approximately $278,000 until April 2015. The Subordinated Notes are due in April 2015.
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
Other than for the year ended December 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $1.0 million for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. For the three months ended March 31, 2014 and for the years ended December 31, 2013, and 2011, net cash used in operating activities was $10.1 million, $19.5 million, and $16.2 million, respectively.
We may fail to realize the benefits we expect to realize as a result of the acquisition of 4-AB and/or we may suffer a loss in productivity as a result of the integration process.
The long-term success of the acquisition of 4-AB will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Agenus and 4-AB. We may never realize these anticipated synergies, business opportunities and growth prospects. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including maintaining current collaboration relationships and advancing the development of the 4-AB Checkpoint Modulator Antibody Programs. Moreover, assumptions underlying estimates of expected costs as a result of the acquisition may be inaccurate, and general industry and business conditions might deteriorate. If any of these factors limit our ability to integrate the operations of Agenus and 4-AB successfully or on a timely basis, or to develop the business opportunities that we expect to realize from the acquisition of 4-AB, the expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition, might not be met.
In addition, integrating operations is complex and requires significant efforts and expenditures for us and 4-AB. During or as a result of the integration process, employees might leave, be terminated, or have decreased productivity, and our management might have its attention diverted from core business objectives while trying to integrate operations and corporate and administrative infrastructures.
We may not receive anticipated QS-21 Stimulon revenues from our licensees.
With the exception of our HerpV program, we currently rely upon and expect to continue to rely upon third party licensees, particularly GlaxoSmithKline (“GSK”) and JANSSEN Alzheimer Immunotherapy (“JANSSEN AI”), to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant. We expect that we will rely on similar relationships if we develop new adjuvants in our Saponin Adjuvant Platform.
In return for rights to use QS-21 Stimulon, our licensees have generally agreed to pay us license fees, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch, with some exceptions. As each licensee controls its own product development process, we cannot predict our licensees' requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or terminate programs containing QS-21 Stimulon at any time. Clinical trials being conducted by our licensees, including those being conducted by GSK and JANSSEN AI, may not be successful. For example, in April 2014, GSK announced the termination of a Phase 3 trial of its MAGE-A3 cancer immunotherapeutic (a vaccine containing QS-21 Stimulon) in non-small cell lung cancer and in 2013 they announced the Phase 3 trial of their MAGE-A3 cancer immunotherapeutic in melanoma missed its first co-primary endpoint and the study would continue until completion of its second co-primary endpoint, which is expected in 2015. The results of these trials and other trials conducted by our licensees, as well as other factors, may cause our licensees to terminate additional programs containing QS-21 Stimulon. In the event that our licensees develop vaccines using

QS-21 Stimulon, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties in the future.
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
Based on the results of our Phase 1 clinical trial of HerpV, which includes QS-21 Stimulon, we advanced this product candidate into a Phase 2 trial that measured the effect of vaccination on viral shedding in individuals infected with HSV-2 (genital herpes). In November 2013, we announced that the Phase 2 trial met its primary endpoint, a statistically significant reduction in viral shedding. Additional study results, including booster and immune response data, are expected during the first half of 2014. The findings to date from our clinical trials, while positive, were limited in size and scope and may be insufficient to attract a partnering arrangements or warrant further development of the HerpV program. In addition, even if we proceed with further HerpV development, there is no guarantee that future clinical trials will be successful, that a reduction in viral shedding will translate into clinical benefit, or that the safety profile will be considered acceptable. In addition, the success of future clinical trials, if any, is dependent on, upon other things, maintaining sufficient supply of the required investigational materials, enrolling sufficient patients and the adherence of these patients to the study protocol. Furthermore, it is possible that research and discoveries by others will render our product candidate obsolete or noncompetitive.
We may not be able to advance clinical development or commercialize Prophage Series Vaccines.
The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage Series vaccines is highly uncertain. Prophage Series vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage Series vaccines has resulted in a marketing approval, except in Russia where commercialization of the approved product has not been successful by us or NewVac LLC ("NewVac") our licensee, for Oncophage® in the Russian Federation and certain other CIS countries. Due to our limited resources or a shift in corporate priorities, we may be unable or limited in our ability to support on-going clinical studies with Prophage Series vaccines, or perform additional ones.
We do not currently sponsor any on-going clinical trials with Prophage Series vaccines and therefore we lack the ability to control trial design, timelines and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage Series vaccine clinical study is a Phase 2 trial of Prophage Series vaccine in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the NCI. To date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of Avastin for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical. In January 2014 we announced the initiation of a randomized Phase 2 trial with Prophage Series vaccine and Bristol-Myers Squibb's Yervoy® (ipilimumab), for the treatment of Stage III and IV metastatic melanoma. While we believe the combination has the potential to trigger a more effective immune response against the tumor than Yervoy alone, there is no guarantee that this trial will be completed or that it will yield useful translational and/or efficacy data. This study is being sponsored by an investigator at the University of Texas and, although the investigator-held investigational new drug application (IND) has been activated to allow initiation of the trial, patient enrollment has not yet been initiated.
If we or our licensee are unable to purify heat shock proteins we may have difficulty successfully initiating or completing clinical trials or supporting commercial sales of Prophage Series vaccines.

The successful development and commercialization of Prophage Series vaccines for a particular cancer depends in part on the ability of NewVac to purify sufficient heat shock proteins from that type of cancer. If we or NewVac have difficulties in purifying heat shock proteins for a sufficiently large number of patients in clinical trials, we may experience enrollment delays and/or lower the probability of a successful analysis of the data from clinical trials. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 85% of the tumors received from patients enrolled in Phase 2 clinical trials for the treatment of recurrent glioma. In addition, we may encounter problems with other types of cancer or patients if we expand our research. If we cannot overcome these problems, the number of patients or cancer types that our heat shock protein-based product candidates could treat would be limited. In addition, if we commercialize our heat shock protein-based product candidates, we may not be able to replicate past manufacturing success rates and we may face claims from patients for whom we are unable to produce a vaccine.
Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.
We currently manufacture our Prophage Series vaccines in our Lexington, MA facility. There is no guarantee that we will be able to meet future manufacturing demand for Prophage Series vaccines, and a failure to do so could cause a delay or cessation in the further development of our Prophage Series vaccine programs. Manufacturing of Prophage Series vaccines is complex, and various factors could cause delays or an inability to supply vaccine. Deviations in the processes controlling manufacture could result in production failures. Furthermore, we have limited financial, personnel, and manufacturing resources and there is no assurance that we will be able to allocate resources necessary for the continued manufacturing of Prophage Series vaccines in light of competing corporate priorities. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture Prophage Series vaccines in addition to other product candidates in our current facility.
We have given our key QS-21 Stimulon licensees, GSK and JANSSEN AI, manufacturing rights for QS-21 Stimulon for use in their product programs. If they or their third party contract manufacturers encounter problems with QS-21 Stimulon manufacturing, their programs containing QS-21 Stimulon could be delayed or terminated, and this could have an adverse effect on our license fees, milestone payments and royalties that we may otherwise receive from these programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever.
The Checkpoint Modulator Antibody Programs, new to our business through the acquisition of 4-AB, will require substantial manufacturing development and investment to develop. The Checkpoint Modulator Antibody Programs are preclinical, and we have only recently initiated the development of the reagents, cell lines and systems required to manufacture our antibody candidates. If these development-stage efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. In addition, our staff has limited experience in the manufacture and development of the Checkpoint Modulator Antibody Programs and we currently rely on consultants and advisors to advance these operations. We are in the process of identifying a contract manufacturers (CMO) for our Checkpoint Modulator Antibody Programs. During the early development stages of the Checkpoint Modulator Antibody programs, we will likely be using only one CMO, and will not have a backup manufacturer in place. In the future, we may need to secure additional CMOs and we will also need to develop or secure later phase and/or commercial manufacturing capabilities, all of which would cause us to incur additional costs and risk. In the event that our Checkpoint Modulator Antibody programs require progressively larger production capabilities, our options for CMOs may become more limited. In addition, while we currently have our own cGMP manufacturing facility in Lexington, MA, our facility is not currently configured or equipped to adequately support manufacturing of the required cell lines or the downstream production of cGMP antibody product candidates.
We may elect to alter our manufacturing strategy and hire CMOs to manufacture our internally manufactured products, which would require additional time and resources to identify suitable CMOs and transfer the technology and systems. Such an effort could divert resources away from the Checkpoint Modulator Antibody programs and lead to delays in the development of product candidates. In addition, our ability to efficiently manufacture our products is contingent upon a CMO’s ability to ramp up production in a timely manner without the benefit of years of experience and familiarity with the processes, which we may not be able to adequately transfer.
We currently rely upon and expect to continue to rely upon third parties, potentially including our collaborators or licensees, to produce materials required to support our product candidates, preclinical studies, clinical trials, and commercial efforts. A number of factors could cause production interruptions at either our manufacturing facility or the facilities of our CMOs or suppliers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.
There are a limited number of CMOs or suppliers that are capable of manufacturing our product candidates or the materials used in their manufacture. If we are unable to do so ourselves or to arrange for third-party manufacturing or supply of these product candidates or materials, or to do so on commercially reasonable terms, we may not be able to complete development of these product candidates or commercialize them ourselves or through our collaborative partners or licensees. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
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
We have in the past, and may continue to pursue pathways to develop and commercialize our product candidates in non-U.S. jurisdictions. For example, our Oncophage® vaccine is approved for sale in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence, and we have partnered to commercialize this product in the Russian Federation with NewVac, who has been unsuccessful to date in doing so. In addition, due to the acquisition of 4-AB, we now have research and development operations in Switzerland and Germany. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets and limitations on the flexibility of our operations and costs imposed by local labor laws. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change” and "Risk Factors - We may fail to realize the benefits we expect to realize as a result of the acquisition of 4-AB or suffer a loss of productivity as a result of the integration process."
If we, or our licensees, fail to obtain market demand or adequate levels of reimbursement for our product candidates, there may be no commercial or partnering opportunities for these products, or such opportunities may be significantly limited.
We or our current and future strategic alliance partners, if any, may be unable to dedicate sufficient resources to the commercialization of our current and future products and product candidates or may otherwise fail in their commercialization due to factors beyond our control. Although our Oncophage® vaccine is approved for sale in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence, our licensee, NewVac, has been unsuccessful in securing reimbursement or market demand for this product, and it is unlikely that it will be able to do so. In addition, as we advance our Checkpoint Modulator Antibody Programs, we will be competing in a very crowded industry. If products that compete directly or indirectly with our products or product candidates prove superior to existing antibodies, market demand for our products or product candidates could be hampered or non-existent. We and our strategic partners, if any, will face competition from other products currently approved or that will be approved in the future for the same therapeutic indications.
In addition, public and private insurance programs may determine that they will not cover our product candidates or the product candidates of our licensees. Government-sponsored health care systems typically pay a substantial share of health care costs, and they may regulate reimbursement levels of products to control costs. If we or our licensees are unsuccessful in obtaining substantial reimbursement for our product candidates from national or regional funds, we will have to rely on private-pay, which may delay or prevent commercialization and/or partnering efforts. We, or our licensees, may not be able to obtain health insurance coverage of our product candidates, and if coverage is obtained, it may be substantially delayed, or there may be significant restrictions on the circumstances in which the products would be reimbursed. We are unable to predict what impact any future regulation or third-party payer initiatives relating to reimbursement will have on any potential future sales for our product candidates.

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
If vaccines from our Prophage Series are developed in other indications, they could face additional competition in those indications. In addition, and prior to regulatory approval, our Prophage Series vaccines and all of our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.
We have six preclinical Checkpoint Modulator Antibody Programs that have been commenced by 4-AB, our wholly-owned subsidiary. We are aware of several large companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of these programs, including Bristol-Myers Squibb, which markets ipilimumab, an anti-CTLA-4 antibody, and has an anti-PD1 antibody in development, Medimmune, which has anti-CTLA-4, OX-40 and PD1 antibodies in development, Merck and Curetech, which each has an anti-PDI antibody in development, and Pfizer, which has an anti-CTLA-4 antibody in development. Tesaro also has antibody programs targeting PD-1, TIM-3 and LAG-3 and these include both monospecific and dual reactive antibody drug candidates.
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
Failure to enter into and/or maintain significant licensing, distribution and/or collaboration agreements on favorable terms to us may hinder or cause us to cease our efforts to develop and commercialize our product candidates, increase our development timelines, and/or increase our need to rely on partnering or financing mechanisms, such as sales of debt or equity securities, to fund our operations and continue our current and anticipated programs.
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
While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of any of our Prophage Series vaccines other than the agreement with NewVac to which we granted an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. To date, the NewVac arrangement has not provided substantial benefit to us, and it is unlikely that it will. NewVac has experienced challenges establishing manufacturing capabilities and securing government reimbursement, and has not met certain milestones set within the license agreement. In addition, other companies may not be interested in pursuing patient-specific vaccines like our Prophage Series vaccines, and many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.

We would consider license and/or co-development opportunities to advance HerpV and antibody candidates derived from the Retrocyte Display® Technology Platform, as well as collaborations to develop antibodies derived from the Retrocyte Display® Technology Platform against targets of interest. However, collaborative partners or licensees may defer discussions until these assets are further developed or validated, or they may not engage in such discussions on terms acceptable to us or at all.
Because we rely on collaborators and licensees for the development and commercialization of most of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.
Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, development of Prophage Series vaccine for the treatment of patients with recurrent glioma is dependent, in large part, on the efforts of the the Alliance for Clinical Trials in Oncology, a National Cancer Institute cooperative group, which is sponsoring a Phase 2 clinical trial of this product candidate in this indication. When our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon, other than HerpV, depend on the success of our collaborative partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates. We have granted NewVac an exclusive license to manufacture, market and sell Oncophage® in the Russian Federation and certain other CIS countries. NewVac has faced challenges establishing manufacturing capabilities and securing government reimbursement, which has impacted its ability to commercialize the product in the licensed territory. NewVac may terminate this agreement at any time without cause and it is expected to otherwise terminate in December 2014. We do not expect to receive financial or other benefits from our relationship with NewVac or the sale of Oncophage® in the Russian Federation or CIS countries.
In addition, our research, development, and commercialization efforts with respect to antibody candidates from the Retrocyte Display® Technology Platform include the participation of institutional and corporate collaborators. For example, 4-AB has collaborative arrangements with Ludwig Cancer Research and Brazil-based Recepta Biopharma SA, among others. If we are not able to maintain and optimize these arrangements, as well as advance other current or potential collaborations on terms favorable to us, this could have a negative impact on our operations.
Development activities for our collaborative programs may fail to produce marketable products due to unsuccessful results or abandonment of these programs, failure to enter into future collaborations or license agreements, or the inability to manufacture product supply requirements for our collaborators and licensees. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of these collaborative agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to, or be unable to, devote resources to these arrangements or adhere to required timelines, or, under certain circumstances, may terminate these arrangements early. They may cease pursuing product candidates or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with our collaborators or licensees. Such disputes could result in the incurrence of significant expense, or the termination of collaborations. We may be unable to fulfill all of our obligations to our collaborators, which may result in the termination of collaborations. As a result of these factors, our strategic collaborations may not yield revenue. Furthermore, we may be unable to enter into new collaborations or enter into new collaborations on favorable terms. Failure to generate significant revenue from collaborations could increase our need to fund our operations through sales of debt or equity securities and would negatively affect our business prospects.
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
Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of March 31, 2014, we have spent approximately 19 years and $305.3 million on our research and development program in heat shock protein-based vaccines for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.
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
The patent landscape in the field of therapeutic antibody development, manufacture and commercialization is crowded. For example, we are aware of third party patents directed to methods for identifying and producing therapeutic antibodies, We are also aware of third party patents directed to antibodies to numerous targets for which we also seek to identify, develop, and commercialize antibodies, including without limitation CTLA-4, PD-1, GITR, OX40, TIM-3, and LAG-3. For example, some patents claim antibodies based on competitive binding with existing antibodies, some claim antibodies based on specifying sequence or other structural information, and some claim various methods of discovery, production, or use of such antibodies. These or other third party patents could impinge on or foreclose our freedom to operate in relation to our technology platforms, including Retrocyte Display®, as well as in relation to development and commercialization of antibodies identified by us as therapeutic candidates. As we discover and develop our candidate antibodies, we will continue to conduct analyses of these third party patents to determine whether we believe we might infringe them, and if so, whether they would be likely to be deemed valid and enforceable if challenged. If we determine that a license for a given patent or family of patents is necessary or desirable, there can be no guarantee that a license would be available on favorable terms, or at all. Inability to obtain a license on favorable terms, should such a license be determined to be necessary or desirable, could, without limitation, result in increased costs to design around the third party patents, delay product launch, or result in cancellation of the affected program or cessation of use of the affected technology.
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
We have exclusive rights to approximately 60 issued United States patents and approximately 99 issued foreign patents. We also have exclusive rights to approximately 12 pending United States patent applications and approximately 43 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office, or USPTO, uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

The issued patents that cover the Prophage Series vaccines expire at various dates between 2015 and 2024. The issued patents related to HerpV expire at various dates between 2015 and 2029. Our patent to purified QS-21 Stimulon expired in 2008. Additional protection for QS-21 Stimulon in combination with other agents is provided by our other issued patents which expire between 2017 and 2022. We continue to explore means of extending the life cycle of our patent portfolio.
Through our acquisition of 4-AB, we also own a number of patents and patent applications directed to various methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising out of 4-AB’s technology platforms. In particular, we own patents and patent applications relating to Retrocyte Display® Technology Platform, a high throughput antibody expression platform for the identification of fully human monoclonal antibodies.  This patent family is projected to expire between 2029 and 2030.  In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we intend to seek patent protection for newly-identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that were newly acquired from 4-AB, will have commercial value, or that any of our existing or future patent applications, including the patent applications that were newly acquired with 4-AB, will result in the issuance of valid and enforceable patents.
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
Our QS-21 Stimulon composition of matter patent family has expired, and our patent rights are limited to protecting certain combinations of QS-21 Stimulon with other adjuvants or formulations of QS-21 Stimulon with other agents, such as excipients that improve performance of the compound. However, there is no guarantee that a third party would necessarily choose to use QS-21 Stimulon in combination with such adjuvants or formulate it with the other agents covered by our patents. We are aware of other companies that claim to produce material comparable to QS-21 Stimulon. At least one other party has also developed derivatives of QS-21 that have shown biological activity.
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
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. In particular, as a result of the acquisition of 4-AB, we now have six preclinical Checkpoint Modulator Antibody Programs, and the patent landscape around the discovery, development, manufacture and commercial use of therapeutic antibodies is crowded.
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
Between our initial public offering on February 4, 2000 and March 31, 2014, and for the three months ended March 31, 2014, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.72 and $5.10 per share, respectively. The average daily trading volume for the quarter ended March 31, 2014 was approximately 1.0 million shares while the average daily trading volume for the year ended December 31, 2013 was approximately 367,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2014, we had approximately 62,230,609 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 8,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of March 31, 2014, an aggregate of 12.4 million of these shares remain available for sale. Contingent milestone payments, payable in cash or shares of our common stock at our option, will be due to the 4-AB Shareholders as follows (i) $20 million upon our market capitalization exceeding $300 million for ten consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus; (ii) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus, and (iii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus.
As of March 31, 2014, warrants to purchase approximately 2,951,000 shares of our common stock with a weighted average exercise price per share of $10.87 were outstanding.
As of March 31, 2014, options to purchase 4,267,655 shares of our common stock with a weighted average exercise price per share of $5.62 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2014 we have 109,747 nonvested shares outstanding.
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
We anticipate additional commitments of management time to ensure that our internal control over financial reporting of the operations of 4-AB complies with Section 404 of the Sarbanes-Oxley Act of 2002. Prior to the acquisition, 4-AB was a privately held company organized under the laws of Switzerland and, as such, it had not been subject to financial reporting requirements applicable to public companies and was not required to prepare and publish audited financial statements in accordance with U.S. GAAP. Accordingly, our on-going efforts to ensure that our internal control over the financial reporting of the operations of 4-AB will cause us to incur significant additional costs.
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

Date:	May 9, 2014	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

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

3.1.5
Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on April 25, 2014 and incorporated herein by reference.

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

10.1 (1)	Collaborative Research and Development Agreement dated May 23, 2011 between 4-Antibody AG and Ludwig Institute for Cancer Research LTD. Filed herewith.

10.2 (1)	Collaborative Research and Development and Commercial Rights Agreement dated December 21, 2012 among 4-Antibody AG, Ludwig Institute for Cancer Research LTD and Recepta Biopharma S.A.

10.3	Sublease Agreement between 4-Antibody AG, and Technologie Park Basel AG dated January 28, 2011. Filed herewith.

10.3.1	Addendum to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated March 31, 2012. Filed herewith.

10.3.2	Addendum No. 4 to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated June 2013. Filed herewith.

10.3.3	Addendum No. 5 to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated April 30, 2013. Filed herewith.

10.3.4	Addendum No. 6 to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated July 31, 2013. Filed herewith.

10.4	Commercial Lease Agreement No. 01/2003 between BioCentiv GmbH and 4-Antibody AG dated December 1, 2002, Filed herewith.

10.4.1	20th Addendum to Commercial Lease Agreement No. 01/2003 between BioCentiv GmbH and 4-Antibody AG dated November 1, 2010. Filed herewith.

10.4.2	28th Addendum to Commercial Lease Agreement No. 01/2003 between BioCentiv GmbH and 4-Antibody AG dated July 2, 2013. Filed herewith.

10.4.3	29th Addendum to Commercial Lease Agreement No. 01/2003 dated between BioCentiv GmbH and 4-Antibody AG August 9, 2013. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

(1)
Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 405 of the Securities Act or Rule 24b-2 of the Securities Exchange Act.

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