Form 10-Q
period 2014-06-30
AGENUS INC
filed 2014-08-01
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of July 28, 2014: 62,679,445 shares

Agenus Inc.
Quarterly Period Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$48,270,380	$27,351,969
Short-term investments	14,545,393	—
Inventories	95,700	—
Accounts receivable	—	1,200
Prepaid expenses	1,131,756	658,412
Other current assets	2,988,859	162,997
Total current assets	67,032,088	28,174,578
Plant and equipment, net of accumulated amortization and depreciation of $27,856,858 and $27,637,443 at June 30, 2014 and December 31, 2013, respectively	4,542,907	2,784,845
Goodwill	19,550,840	2,572,203
Acquired intangible assets, net of accumulated amortization of $219,887 at June 30, 2014	7,811,646	—
Other long-term assets	1,250,216	1,303,855
Total assets	$100,187,697	$34,835,481
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion, long-term debt	$7,428,701	$3,518,550
Current portion, deferred revenue	2,528,067	1,660,679
Accounts payable	929,905	834,740
Accrued liabilities	5,657,929	4,215,221
Other current liabilities	2,024,630	66,683
Total current liabilities	18,569,232	10,295,873

Other long-term debt	—	5,347,690
Deferred revenue	3,101,680	3,193,809
Contingent royalty obligation	7,360,783	18,799,141
Contingent purchase price consideration	10,854,000	—
Other long-term liabilities	2,669,293	1,679,671
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized at June 30, 2014 and December 31, 2013:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2014 and December 31, 2013; liquidation value of $32,371,737 at June 30, 2014	316	316
Series B2 convertible preferred stock; 3,105 shares designated, issued, and outstanding at June 30, 2014 and December 31, 2013	31	31
Common stock, par value $0.01 per share; 140,000,000 and 70,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 62,652,214 and 36,391,191 shares issued at June 30, 2014 and December 31, 2013, respectively	626,522	363,912
Additional paid-in capital	714,088,885	644,571,866
Treasury stock, at cost; 0 and 43,490 shares of common stock at June 30, 2014 and December 31, 2013, respectively	—	(324,792)
Accumulated other comprehensive income	135,637	—
Accumulated deficit	(657,218,682)	(649,092,036)
Total stockholders’ equity (deficit)	57,632,709	(4,480,703)
Total liabilities and stockholders’ equity (deficit)	$100,187,697	$34,835,481

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Quarters Ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revenue:
Service revenue	$—	$320,536	$—	$1,045,760
Grant revenue	29,970	—	58,738	—
Research and development revenue	3,044,118	486,860	3,736,206	870,877
Total revenues	3,074,088	807,396	3,794,944	1,916,637
Operating expenses:
Cost of service revenue	—	(176,681)	—	(449,457)
Research and development	(5,222,704)	(3,316,763)	(9,695,237)	(5,870,885)
General and administrative	(5,847,356)	(4,642,238)	(11,290,115)	(7,533,779)
Contingent purchase price consideration fair value adjustment	(224,000)	—	(1,133,000)	—
Operating loss	(8,219,972)	(7,328,286)	(18,323,408)	(11,937,484)
Other income (expense):
Non-operating income (expense)	754,363	(3,322,657)	10,576,829	(3,319,777)
Interest expense, net	(296,126)	(490,684)	(651,935)	(1,719,387)
Net loss	(7,761,735)	(11,141,627)	(8,398,514)	(16,976,648)
Dividends on Series A and A-1 convertible preferred stock	(51,107)	(50,785)	(102,133)	(3,057,971)
Net loss attributable to common stockholders	$(7,812,842)	$(11,192,412)	$(8,500,647)	$(20,034,619)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.12)	$(0.40)	$(0.15)	$(0.76)
Weighted average number of common shares outstanding:
Basic and diluted	62,607,779	27,845,705	56,615,583	26,466,358

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	$(81,733)	$—	$133,684	$—
Unrealized gain on investments	1,953	—	1,953	—
Other comprehensive (loss) income	(79,780)	—	135,637	—
Comprehensive loss	$(7,892,622)	$(11,192,412)	$(8,365,010)	$(20,034,619)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,398,514)	$(16,976,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589,407	311,993
Share-based compensation	2,422,244	2,526,026
Noncash interest expense	306,881	1,541,723
Loss on disposal of assets	1,150	17,944
Change in fair value of contingent obligations	(10,512,858)	—
Loss on extinguishment of debt	—	3,322,657
Changes in operating assets and liabilities:
Accounts receivable	1,200	349,847
Inventories	(95,700)	11,999
Prepaid expenses	(88,132)	(192,880)
Accounts payable	(562,062)	(242,106)
Deferred revenue	(1,229,554)	(868,831)
Accrued liabilities and other current liabilities	544,269	409,264
Other operating assets and liabilities	(2,598,582)	230,977
Net cash used in operating activities	(19,620,251)	(9,558,035)
Cash flows from investing activities:
Cash acquired in acquisition	514,470	—
Purchases of plant and equipment	(771,097)	(591,378)
Purchases of available-for-sale securities	(14,543,440)	—
Net cash used in investing activities	(14,800,067)	(591,378)
Cash flows from financing activities:
Net proceeds from sales of equity	56,792,252	2,274,768
Proceeds from employee stock purchases	84,271	50,568
Financing of property and equipment	(24,114)	(21,452)
Debt issuance costs	—	(177,802)
Proceeds from issuance of long-term debt	—	10,000,000
Payments of debt	(1,666,667)	(10,000,000)
Net cash provided by financing activities	55,185,742	2,126,082
Effect of exchange rate changes on cash	152,987	—
Net increase (decrease) in cash and cash equivalents	20,918,411	(8,023,331)
Cash and cash equivalents, beginning of period	27,351,969	21,468,269
Cash and cash equivalents, end of period	$48,270,380	$13,444,938
Supplemental cash flow information:
Cash paid for interest	$367,155	$152,747
Non-cash investing and financing activity:
Deemed dividend on Series A convertible preferred stock	$—	$2,906,664
Issuance of common stock, $0.01 par value, for acquisition of 4-Antibody AG	10,102,259	—
Contingent purchase price consideration issued in connection with the acquisition of 4-Antibody AG	9,721,000	—
Issuance of common stock, $0.01 par value, as payment of long-term debt	953,765	11,275,000
Contingent royalty obligation	—	19,090,658
Elimination of noncontrolling interest	—	5,580,124
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. including its subsidiaries (also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immuno-oncology company developing a portfolio of checkpoint modulators (CPMs), heat shock protein peptide-based vaccines and adjuvants.

Our core technology portfolio consists of our Retrocyte Display® Technology Platform and Checkpoint Modulator Antibody Programs, our Heat Shock Protein ("HSP")-Based Platform, and our Saponin Adjuvant Platform.

Our Retrocyte Display® Technology Platform and Checkpoint Modulator Antibody Programs (CPM antibody programs) became part of our technology portfolio through our acquisition of 4-Antibody AG ("4-AB") in February 2014 (see Note C). We have developed a powerful fully-human and humanized monoclonal antibody drug discovery and optimization technology platform that we are using to develop a novel pipeline of antibody therapeutic drug candidates. Our proprietary discovery engine Retrocyte Display® uses a high-throughput approach incorporating IgG format human antibody libraries express in mammalian B-lineage cells. Our CPM antibody programs target GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1.

Within our HSP Based Platform are our heat shock protein vaccines, Prophage Series for cancer and HerpV for infectious diseases, both currently in Phase 2 studies. Derived from each patient’s individual tumor, our Prophage Series vaccines contain the antigenic fingerprint of the patient’s particular cancer and are designed to reprogram the body’s immune system to target only the cancer cells bearing this fingerprint. Prophage Series vaccines are currently being studied both newly diagnosed and recurrent glioblastoma multiforme, or GBM. Our HerpV vaccine is comprised of recombinant human heat shock protein-70 complexed with 32 distinct synthetic peptides from the herpes simplex virus-2 proteome. This vaccine is being evaluated in a Phase 2 trial in patients with genital herpes.

Within our Saponin Adjuvant Platform is our QS-21 Stimulon® adjuvant, or QS-21 Stimulon, which, we believe, is one of the most widely tested vaccine adjuvants in clinical development. QS-21 Stimulon is designed to strengthen the body’s immune response to a vaccine’s antigen, potentially increasing the vaccine’s potency. QS-21 Stimulon is a key component in the development of several investigational vaccines across a wide variety of infectious diseases and therapeutic vaccines intended to treat cancer and degenerative disorders. Our QS-21 Stimulon is extensively partnered with GlaxoSmithKline (GSK) and JANSSEN Alzheimer Immunotherapy and includes several candidates in Phase 2 and Phase 3 clinical trials. If any of our partners’ products containing QS-21 Stimulon successfully complete clinical development and receive approval of commercial sale, we are generally entitled to receive milestone payments as well as royalties on product sales for ten years after commercial launch, with some exceptions.

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

We have incurred significant losses since our inception. As of June 30, 2014, we had an accumulated deficit of $657.2 million. Since our inception, we have financed our operations primarily through the sale of equity, issuance of debt, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investment balance of $62.8 million as of June 30, 2014, plus potential proceeds from our existing license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the first half of 2015. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.
We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our Retrocyte Display® Technology

Platform, CPM antibody programs, HerpV and the Prophage Series vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Our research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of research and development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are preclinical, HerpV is in a Phase 2 clinical trial, and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs or, the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements. Therefore, we cannot predict if or when material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.
For our subsidiary 4-AB, which operates in Switzerland and Germany, the local currency is the functional currency. Assets and liabilities of 4-AB are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income in total stockholders’ equity.
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
Note B - Net Loss Per Share
Basic loss and income per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or DDCP). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding because they would be anti-dilutive:

	June 30,
	2014	2013
Warrants	2,951,450	2,642,712
Stock options	6,995,648	3,705,012
Nonvested shares	87,202	130,136
Convertible preferred stock	333,333	333,333
Note C - 4-Antibody Acquisition

On January 10, 2014, we entered into a Share Exchange Agreement providing for our acquisition of all of the outstanding capital stock of 4-AB, from the shareholders of 4-AB (the “4-AB Shareholders”). The transaction closed on February 12, 2014 (the "Closing Date"). In exchange for their shares, the 4-AB Shareholders received an aggregate of 3,334,079 shares of our common stock paid upon closing and valued at $10.1 million. Contingent milestone payments of up to $40 million (the "contingent purchase price consideration"), payable in cash or shares of our common stock at our option, will be due to the 4-AB Shareholders as follows (i) $20 million upon our market capitalization exceeding $300 million for ten consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date (b) the sale of the 4-AB or (c) the sale of Agenus, (ii) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus, and (iii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus. We assigned an estimated preliminary fair value of $9.7 million to the contingent purchase price consideration. This acquisition provided us with the Retrocyte Display® Technology Platform for the rapid discovery and optimization of fully-human and humanized monoclonal antibodies against a wide array of molecular targets and a portfolio CPM antibodies.
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
All of the convertible notes assumed by us in the acquisition were converted into approximately 383,000 shares of our common stock on May 8, 2014.
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the 4-AB acquisition had occurred on January 1, 2013 (in thousands except per share data):

	Six months ended June 30,
	2014	2013
Pro forma revenues	$4,000	$4,343
Pro forma net loss attributable to common stockholders	$(9,093)	$(21,526)
Basic and diluted pro forma net loss attributable to common stockholders per share	$(0.15)	$(0.72)
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future. For the six months ended June 30, 2014, revenues and net loss related to 4-AB of $961,000 and $3.5 million, respectively, are included in our condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2014, revenues and net loss related to 4-AB are $659,000 and $1.9 million, respectively.
Note D - Goodwill and Acquired Intangible assets
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2014 (in thousands):

Balance, December 31, 2013	$2,572
Goodwill from 4-AB acquisition	16,891
Foreign currency translation adjustment	88
Balance, June 30, 2014	$19,551

Acquired intangible assets consisted of the following at June 30, 2014 (in thousands):

	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	15 years	$4,826	$(121)	$4,705
Trademarks	4.5 years	905	(75)	830
Other	3 years	191	(24)	167
In-process research and development	Indefinite	2,110	—	2,110
Total		$8,032	$(220)	$7,812
The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense related to acquired intangibles is estimated at $293,000 for the balance of 2014, $586,000 for each of the years ending 2015 and 2016, $531,000 for the year ending 2017, $448,000 for the year ending 2018, and $322,000 for each of the years 2019-2028, and $38,000 for the year ending 2029.
The acquired IPR&D asset relates to the six pre-clinical CPM antibody programs acquired in the transaction. IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.
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
A summary of option activity for the six months ended June 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,163,100	$5.72
Granted	2,976,400	3.01
Exercised	(12,781)	3.41
Forfeited	(68,045)	3.80
Expired	(63,026)	13.86
Outstanding at June 30, 2014	6,995,648	$4.52	8.3	$884,687
Vested or expected to vest at June 30, 2014	6,250,015	$4.69	8.1	$665,567
Exercisable at June 30, 2014	2,848,648	$6.31	6.7	$110,445
The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2014 and 2013, were $1.82 and $2.64, respectively.
As of June 30, 2014, $6.5 million of total unrecognized compensation cost, $390,000 of which pertains to performance awards for which performance has not yet been achieved, related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the six months ended June 30, 2014 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	147,274	$3.99
Granted	—	—
Vested	(43,864)	4.32
Forfeited	(16,208)	3.40
Outstanding at June 30, 2014	87,202
As of June 30, 2014, there was $236,000 of unrecognized share-based compensation expense related to these nonvested shares awarded to employees expected to be recognized over a weighted average period of 2.4 years. As of June 30, 2014, unrecognized expense for nonvested shares awarded to outside advisors is $27,000. The total intrinsic value of shares vested during the six months ended June 30, 2014, was $141,000.
We issue new shares upon stock option exercises, purchases of stock under our 2009 Employee Stock Purchase Plan, vesting of nonvested stock, issuances under the DDCP, and in lieu of approximately 33% of the base salary of our Chief Executive Officer. During the six months ended June 30, 2014, 18,149 shares were issued under the 2009 Employee Stock Purchase Plan, 43,864 shares were issued as a result of the vesting of nonvested stock, 12,781 shares were issued as a result of stock option exercises, and 25,989 shares were issued to our Chief Executive Officer in lieu of cash salary. Effective June 2014, our Chief Executive Officer will no longer receive shares of our stock in lieu of base salary.
The impact on our results of operations from share-based compensation for the six months ended June 30, 2014, and 2013, was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$407	$442	$662	$658
General and administrative	1,060	1,375	1,760	1,868
Total share-based compensation expense	$1,467	$1,817	$2,422	$2,526
Note F - Accrued and Other Current Liabilities
Accrued liabilities consist of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Professional fees	$2,183	$1,121
Payroll	1,727	1,635
Clinical trials	821	1,021
Other	927	438
	$5,658	$4,215

Other current liabilities consist of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Due to collaborator	$1,375	$—
Other	650	67
	$2,025	$67

Note G - Fair Value Measurements
We measure our short-term investments, contingent royalty obligation and contingent purchase price consideration at fair value. Our short-term investments are comprised solely of U.S. Treasury securities that are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 liabilities.
The fair values of our contingent royalty obligation and our contingent purchase price consideration, $7.4 million and $10.9 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses assumptions we believe would be made by a market participant. In particular, the valuation analysis for the royalty obligation used the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon and the potential net sales generated from HerpV. The fair value of the contingent royalty obligation is estimated by applying a risk adjusted discount rate (12.5%) to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty obligation.
The fair value of our purchase price consideration is based on estimates from Monte Carlo simulation of our market capitalization. Market capitalization was evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.
The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3) , as of June 30, 2014 (amounts in thousands):

Balance, December 31, 2013	$18,799
Contingent purchase price consideration	9,721
Change in fair value of contingent royalty obligation during the period	(11,438)
Change in fair value of contingent purchase price consideration during the period	1,133
Balance, June 30, 2014	$18,215

The decrease in fair value of the contingent royalty obligation liability is included in non-operating (loss) income in our condensed consolidated statement of operations for the periods ended June 30, 2014, and related primarily to the termination by GSK of its Phase 3 clinical trial of a vaccine using our QS-21 Stimulon adjuvant in patients with non-small cell lung cancer. There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.
The estimated fair values of all of our financial instruments, excluding long-term debt, approximate their carrying amounts in the condensed consolidated balance sheets. The fair value of our long-term debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
 The fair value of our long-term debt at June 30, 2014 and December 31, 2013, was $7.9 million and $9.6 million respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The principal value of our long-term debt at June 30, 2014 and December 31, 2013 was $7.9 million and $9.6 million, respectively.
In connection with the acquisition of 4-AB, we assumed convertible notes which upon a change of control of 4-AB had the ability to convert into shares of our common stock. All of the convertible notes assumed in connection with the acquisition of 4-AB were converted into approximately 383,000 shares of our common stock on May 8, 2014. We have elected to account for these convertible notes using fair value as a Level 1 liability. The fair value of our convertible notes on the date of settlement was approximately $954,000.
Note H - Equity
In February 2014, we issued and sold 22,236,000 shares of our common stock in a public underwritten offering. Net proceeds after deducting offering expenses were approximately $56.2 million. This offering was made under an effective shelf registration statement and proceeds from the offering will be used for general corporate purposes.
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
All of the convertible notes assumed in connection with the acquisition of 4-AB were converted into approximately 383,000 shares of our common stock on May 8, 2014.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.

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
Overview
We are an immuno-oncology company developing a portfolio of checkpoint modulators (CPMs), heat shock protein (HSP)-based vaccines and adjuvants. We are focused on immunotherapeutic products based on our core platform technologies with multiple product candidates advancing through the clinic, including several product candidates that have advanced into late-stage clinical trials through corporate partners. We assess the development, commercialization and/or partnering strategies with respect to each of our internal product candidates periodically based on several factors, including clinical trial results, competitive positioning, and funding requirements and resources.
Our Retrocyte Display® Technology Platform and CPM antibody programs became part of our portfolio with the acquisition of 4-Antibody AG, a European-based biopharmaceutical company ("4-AB") in February 2014. The Retrocyte Display® Technology Platform is intended to enable, among other things, the rapid generation and optimization of fully-human and humanized monoclonal antibodies against a broad range of target antigens of interest.  We currently have six pre-clinical CPM antibody programs which target GITR, OX40, CTLA-4, PD-1, TIM-3 and LAG-3. We have selected two GITR agonists and one CTLA-4 antagonist to advance into investigational new drug applications ("INDs") enabling development. Although we envision using Retrocyte Display® to drive the discovery of future CPM antibody candidates, not all candidates will necessarily be derived from the use of this technology. For example, our current antibody candidates targeting GITR were derived independently of Retrocyte Display®. We plan to identify development candidates for the other four CPM antibody programs during the second half of 2014, in order to be in a position to file INDs on at least four candidates within the next two years. During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck will be responsible for the clinical development and commercialization of antibodies generated under the collaboration, and we are eligible to receive approximately $100 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as royalty payments on worldwide product sales. We are exploring other potential partnering opportunities for our Retrocyte Display® Technology Platform and CPM antibody programs.
Our Prophage Series cancer vaccines are based on our HSP-Based Platform. Our Prophage Series vaccines are autologous therapies derived from cells extracted from the patient’s tumor. As a result, Prophage Series vaccines contain a precise antigenic ‘fingerprint’ of a patient’s particular cancer and are designed to reprogram the body’s immune system to target only cells bearing this fingerprint, reducing the risk that powerful anti-cancer agents will target healthy tissue and cause debilitating side effects often associated with chemotherapy and radiation therapy. We believe that in contrast to many other autologous vaccines that are based on cellular preparations, the Prophage Series vaccines are based on a stable protein preparation produced by a less complex manufacturing process. Our Prophage Series vaccines are currently being studied in two different settings of glioblastoma multiforme, or GBM: newly diagnosed and recurrent disease. In July 2014, we announced final results from a single-arm, open-label Phase 2 trial showing that patients with newly-diagnosed glioblastoma who received the Prophage vaccine in addition to the standard of care had a survival benefit over patients who received standard of care alone.
Also within out HSP-Based Platform is HerpV, a recombinant, synthetic vaccine containing multiple antigens derived from the herpes simplex 2 virus. Combining our HSP-Based technology and our QS-21 Stimulon adjuvant, HerpV represents a potential new approach to the treatment of genital herpes. In November 2013, we released top line results from a Phase 2, randomized, double blind, multicenter clinical trial of HerpV in HSV-2 positive genital herpes patients, which showed that the trial met its primary endpoint. In June 2014, we announced that the majority of patients showed an immune response to the HSV antigens after a series of vaccinations and a booster dose at six months. More than half of those vaccinated developed a robust anti-HSV cytotoxic T-cell immune response, and in those patients there was a statistically significant reduction in viral load, which is believed to be relevant in the reduction of transmission and symptoms. After the booster shot, HerpV demonstrated a durable reduction in viral shedding approximating 14%, and remains consistent with the reduction in viral shedding observed during the initial treatment period. HerpV evokes immune responses to the mix of HSV2 peptides contained in the vaccine in a substantial majority of patients. We believe that this is the first demonstration of a correlation between immune response and a statistically significant reduction in viral load. We are currently seeking a partner for the further development of our HerpV program. Notwithstanding these data, it is uncertain whether the degree of benefit conferred by HerpV will be sufficient to (i) warrant additional clinical trials funded by us or (ii) attract a development partner.
Within our Saponin Adjuvant Platform is our QS-21 Stimulon® vaccine adjuvant, or QS-21 Stimulon, a saponin extracted from the bark of the Quillaja saponaria tree, an evergreen tree native to warm temperate central Chile. QS-21 Stimulon has become a key component in the development of investigational preventive vaccine formulations across a wide variety of infectious diseases and, investigational therapeutic vaccines intended to treat cancer and degenerative disorders. QS-21 Stimulon has been studied in approximately 50,000 patients. Our QS-21 Stimulon is extensively partnered with GlaxoSmithKline ("GSK") and JANSSEN Alzheimer Immunotherapy ("JANSSEN AI") and includes several vaccine candidates in Phase 2 and Phase 3 clinical trials. In June 2014, GSK submitted to the European Medicines Agency an application for marketing approval of its malaria vaccine candidate incorporating QS-21 Stimulon. If any of our partners’ products containing QS-21 Stimulon successfully complete clinical development and receive approval for commercial sale, we are generally entitled to receive milestone payments as well as royalties for 10 years after commercial launch, with some exceptions.
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
We have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at June 30, 2014, plus potential proceeds from our existing license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the first half of 2015. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our Retrocyte Display® Technology Platform, CPM antibody programs, HerpV and the Prophage Series vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long term success will also be dependent on he successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Historical Results of Operations
Quarter ended June 30, 2014 Compared to the Quarter Ended June 30, 2013
Revenue: We generated revenue of approximately $3.1 million and $807,000 during the three months ended June 30, 2014 and 2013, respectively. In 2014, revenue includes license fees, grant revenue and milestone recognition related to our license agreement with GSK, and in 2013, license fees and service revenue. During the three months ended June 30, 2014 and 2013, we recorded revenue of approximately $1.0 million and $487,000, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 57.5% to $5.2 million for the three months ended June 30, 2014 from $3.3 million for the three months ended June 30, 2013. Increased expenses in 2014 primarily relate to the increased compensation expense related to increased headcount as well as the research and development costs of the CPM antibody program, in each case as a result of of the acquisition of 4-AB.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 26.0% to $5.8 million for the three months ended June 30, 2014 from $4.6 million for the three months ended June 30, 2013. Increased expenses in 2014 primarily related to increased professional fees related to our corporate activities and the inclusion of the expenses of 4-AB as a result of the acquisition.
Contingent consideration fair value adjustment: Contingent consideration fair value adjustment represents the increase in the fair value of our purchase price consideration during the three months ended June 30, 2014. The fair value of our purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization.
Non-operating income: Non-operating income for the three months ended June 30, 2014 represents the change in the fair value of our contingent royalty obligation and our convertible notes.
Interest Expense, net: Interest expense, net decreased to approximately $296,000 for the three months ended June 30, 2014 from $491,000 for the three months ended June 30, 2013 due to the extinguishment of our 8% senior secured convertible notes due August 2014 (the "2006 Notes") during 2013.
Six months ended June 30, 2014 Compared to the six months ended June 30, 2013
Revenue: We generated revenue of approximately $3.8 million and $1.9 million during the six months ended June 30, 2014 and 2013, respectively. In 2014 revenue includes license fees, grant revenue and milestone recognition related to our license agreement with GSK, and in 2013, revenue includes license fees and service revenue. During the six months ended June 30, 2014 and 2013, we recorded revenue of approximately $1.7 million and $869,000, respectively, from the amortization of deferred revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 65.1% to $9.7 million for the six months ended June 30, 2014 from $5.9 million for the six months ended June 30, 2013. Increased expenses in 2014 primarily relate to the increased compensation expense related to increased headcount and bonuses for research and development personnel as well as the research and development costs of the CPM antibody program.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 49.9% to $11.3 million for the six months ended June 30, 2014 from $7.5 million for the six months ended June 30, 2013. Increased expenses in 2014 resulted from increased compensation expense in connection with bonuses for general and administrative personnel and increased professional fees related to our corporate activities and the acquisition of 4-AB.
Contingent consideration fair value adjustment: Contingent consideration fair value adjustment represents the increase in the fair value of our purchase price consideration during the six months ended June 30, 2014. The fair value of our purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization.
Non-operating income: Non-operating income for the six months ended June 30, 2014 represents the change in the fair value of our contingent royalty obligation and our convertible notes.
Interest Expense, net: Interest expense, net decreased to approximately $652,000 for the six months ended June 30, 2014 from $1.7 million for the six months ended June 30, 2013 due to the extinguishment of our 2006 Notes during 2013.
Dividends on Series A and A-1 convertible preferred stock: Dividends decreased to approximately $102,000 for the six months ended June 30, 2014 from approximately $3.1 million for the six months ended June 30, 2013 due to the deemed dividend issued during the exchange of Series A for Series A-1 convertible preferred stock during the quarter ended March 31, 2013 and the related reduced dividend obligation subsequent to the exchange.
Research and Development Programs

Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the six months ended June 30, 2014, these research and development programs consisted largely of our Prophage Series vaccines, HerpV and CPM antibody programs as indicated in the following table (in thousands).

Research and Development Program	Product	Six Months Ended June 30,	Year Ended December 31,			Prior to 2011	Total
		2014	2013	2012	2011
Heat shock protein-based vaccine candidates for cancer	Prophage Series Vaccines	$3,525	$5,882	$5,613	$10,182	$281,851	$307,053
Heat shock protein-based vaccine candidates for infectious diseases	HerpV	2,167	6,358	4,862	734	18,354	32,475
Vaccine adjuvant *	QS-21 Stimulon	189	753	85	94	12,404	13,525
Checkpoint Modulator antibody program**		3,810	—	—	—	—	3,810
Other research and development programs		4	12	4	13	33,527	33,560
Total research and development expenses		$9,695	$13,005	$10,564	$11,023	$346,136	$390,423
___________________________
*    Prior to 2000, costs were incurred by Aquila Biopharmaceuticals, Inc., a company we acquired in November 2000.
**    Prior to 2014, costs were incurred by 4-Antibody AG, a company we acquired in February 2014.
Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are preclinical, HerpV is currently in a Phase 2 trial with further development dependent on clinical trial data and successful partnering efforts, among other factors, and the further development of our Prophage Series vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs or, the timing for bringing such programs to various markets, or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. Programs involving QS-21 Stimulon, other than our HerpV program, depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $657.2 million as of June 30, 2014. We expect to incur significant losses over the next several years as we continue clinical trials, manage our regulatory processes, prepare for potential commercialization of products, and continue development of our technologies. We have financed our operations primarily through the sale of equity and debt, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2014, we have raised aggregate net proceeds of $618.4 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes and other notes. In addition, during 2012, we received $9.0 million from GSK for a first right to negotiate the purchase of the Company or certain of our assets and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. GSK's first right to negotiate will expire in March 2017. The expanded license agreement provides GSK with a license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure.
We also maintain an effective registration statement to sell an aggregate of up to ten million shares of our common stock from time to time pursuant to an At the Market Issuance Sales Agreement with MLV & Co. LLC, as sales agent. As of June 30, 2014, we have 5 million shares available for sale under this agreement.
As of June 30, 2014, we had $7.9 million of debt outstanding. In April 2013, we entered into a Securities Exchange Agreement with the holders of our 2006 Notes whereby we exchanged all of the 2006 Notes, including accrued and unpaid interest, for $10.0 million in cash, 2,500,000 shares of our common stock, and a contractual right to the proceeds of 20% of our revenue interests from certain QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. To finance the cash portion of this exchange we entered into two new debt arrangements. We concurrently entered into a Loan and Security Agreement with Silicon Valley Bank for senior secured debt in the aggregate principal amount of $5.0 million (the “SVB Loan”). The SVB Loan bears interest at a rate of 6.75% per annum, payable in cash on the first day of each month with principal payments beginning November 2013 and ending with the final principal payment in April 2015. We also entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million due in April 2015. The Subordinated Notes bear interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears. We also issued to the holders of the Subordinated Notes four year warrants to purchase 500,000 unregistered shares of our common stock at an exercise price of $4.41 per share. In addition, in connection with the acquisition of 4-AB, we assumed convertible notes which were converted into approximately 383,000 shares of our common stock during the second quarter of 2014.
Our cash, cash equivalents, and short-term investments at June 30, 2014 were $62.8 million, an increase of $35.5 million from December 31, 2013 principally as a result of the completion in February 2014 of a public offering of 22,236,000 shares of our common stock, with net proceeds of $56.2 million. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $62.8 million as of June 30, 2014, plus potential proceeds from our existing license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the first half of 2015. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1)pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our Retrocyte Display® Technology Platform, CPM antibody programs, HerpV and the Prophage Series vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our total payments to be $52.6 million over the term of the studies. Through June 30, 2014, we have expensed $51.2 million as research and development expenses and $50.3 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.
We have also entered into sponsored research agreements related to our product candidates that required payments of $6.6 million, all of which have been paid as of June 30, 2014. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, we have various agreements with collaborative partners and/or licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed vaccines that include

QS-21 Stimulon, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the six months ended June 30, 2014 and June 30, 2013, was $19.6 million and $9.6 million, respectively. This increase primarily resulted from increased personnel costs, costs related to the acquisition of 4-AB, costs incurred by 4-AB, as well as the reduced service revenue period to period. We continue to support and develop our QS-21 Stimulon partnering collaborations. If applications for marketing approval of vaccines that are submitted by our licensees are approved, the first products containing QS-21 Stimulon are anticipated to be launched in 2016. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 14% and 0% of our operating expenses for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, were from foreign subsidiaries. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro and Swiss Franc, in large part due to our acquisition of 4-AB, a company with operations in Switzerland and Germany. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2013. However, commercialization of any of our product candidates outside of the United States could result in increased foreign currency exposure.
We had cash, cash equivalents, and short-term investments at June 30, 2014 of $62.8 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury Securities, our carrying value approximates the fair value of these investments at June 30, 2014.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the first quarter of 2014, we completed the acquisition of 4-Antibody AG ("4-AB"), at which time 4-AB became our wholly-owned subsidiary. We are currently in the process of assessing and integrating 4-AB's internal controls over financial reporting into our financial reporting systems.

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
Our net losses for the years ended December 31, 2013, 2012, and 2011, were $30.1 million, $11.3 million, and $23.3 million, respectively. During the six months ended June 30, 2014, we generated net loss of $8.4 million due primarily to a fair value adjustment to our contingent royalty obligation at June 30, 2014.
We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities, and such losses may increase as a result of our acquisition of 4-AB. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21 Stimulon, our Prophage Series vaccines and our other product candidates. From our inception through June 30, 2014, we have incurred net losses totaling $657.2 million.
On June 30, 2014, we had $62.8 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at June 30, 2014, and potential proceeds from our existing license, supply, and collaborative agreements will be sufficient to satisfy our liquidity requirements through the first half of 2015. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the six months ended June 30, 2014, our average monthly cash used in operating activities was approximately $3.3 million.
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
Other than for the year ended December 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $1.0 million for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. For the six months ended June 30, 2014 and for the years ended December 31, 2013, and 2011, net cash used in operating activities was $19.6 million, $19.5 million, and $16.2 million, respectively.
We may fail to realize the benefits we expect to realize as a result of the acquisition of 4-AB and/or we may suffer a loss in productivity as a result of the integration process.
The long-term success of the acquisition of 4-AB will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Agenus and 4-AB. We may never realize these anticipated synergies, business opportunities and growth prospects. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including maintaining current collaboration relationships and advancing the development of the 4-AB CPM antibody programs. Moreover, assumptions underlying estimates of expected costs as a result of the acquisition may be inaccurate, and general industry and business conditions might deteriorate. If any of these factors limit our ability to integrate the operations of Agenus and 4-AB successfully or on a timely basis, or to develop the business opportunities that we expect to realize from the acquisition of 4-AB, the expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition, might not be met.
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
In return for rights to use QS-21 Stimulon, our licensees have generally agreed to pay us license fees, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch, with some exceptions. As each licensee controls its own product development process, we cannot predict our licensees' requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or terminate programs containing QS-21 Stimulon at any time. Clinical trials being conducted by our licensees, including those being conducted by GSK and JANSSEN AI, may not be successful. For example, in April 2014, GSK announced the termination of a Phase 3 trial of its MAGE-A3 cancer immunotherapeutic (a vaccine containing QS-21 Stimulon) in non-small cell lung cancer and in 2013 they announced the Phase 3 trial of their MAGE-A3 cancer immunotherapeutic in melanoma missed its first co-primary endpoint and the study would continue until completion of its second co-primary endpoint, which is expected in 2015. The results of these trials and other trials conducted by our licensees, as well as other factors, may cause our licensees to terminate additional programs containing QS-21 Stimulon, which could materially diminish future potential revenue from our QS-21 adjuvant. In addition, in the event that our licensees develop vaccines using QS-21 Stimulon, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties in the future.
In addition, where we had previously supplied GSK and JANSSEN AI with all their requirements of QS-21 Stimulon, we have amended our agreements so that they are permitted to manufacture their own QS-21 Stimulon. We are unable to predict what amount of QS-21 Stimulon, if any, will be purchased from us by other licensees or collaborators in the future.
In connection with the exchange of our 2006 Notes, we entered into a Revenue Interests Assignment Agreement with the holders of the 2006 Notes. This agreement granted these holders a contractual right to the proceeds of 20% of our revenue interests from QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. Due to uncertainties surrounding the future revenue stream generated from our licensees, we are unable to predict the precise dollar value reduction in revenue that will result from this agreement to pay the 2006 Note holders their share of the proceeds from QS-21 Stimulon and HerpV programs. Any inability to receive anticipated revenues, or a reduction in revenues, generated from QS-21 Stimulon could have a material adverse effect on our business, financial condition and results of operations.
Our HerpV therapeutic vaccine candidate is in early stage development and we may not be able to successfully develop this candidate.
Based on the results of our Phase 1 clinical trial of HerpV, which includes QS-21 Stimulon, we advanced this product candidate into a Phase 2 trial that measured the effect of vaccination on viral shedding in individuals infected with HSV-2 (genital herpes). In November 2013, we released top line results from a Phase 2, randomized, double blind, multicenter clinical trial of HerpV in HSV-2 positive genital herpes patients, which showed that the trial met its primary endpoint. In June 2014, we announced that the majority of patients showed an immune response to the HSV antigens after a series of vaccinations and a booster dose at six months. More than half of those vaccinated develop a robust anti-HSV cytotoxic T-cell immune response, and in those patients there was a statistically significant reduction in viral load, which is believed to be relevant in the reduction of transmission and symptoms. After the booster shot, HerpV demonstrated a durable reduction in viral shedding approximating 14%, and remains consistent with the reduction in viral shedding observed during the initial treatment period. We are currently seeking a partner for the further development of our HerpV program. The findings to date from our clinical trials, while positive, are limited in size and scope and may be insufficient to attract a partnering arrangement, despite our ongoing effort to do so, or warrant further development of the HerpV program. In addition, even if we proceed with further HerpV development, there is no guarantee that future clinical trials will be successful, that a reduction in viral shedding will translate into clinical benefit, or that the safety profile will be considered acceptable. In addition, the success of future clinical trials, if any, is dependent on, upon other things, maintaining sufficient supply of the required investigational materials, enrolling sufficient patients and the adherence of these patients to the study protocol. Furthermore, it is possible that research and discoveries by others will render our product candidate obsolete or noncompetitive.
We may not be able to advance clinical development or commercialize Prophage Series Vaccines.
The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage Series vaccines is highly uncertain. Prophage Series vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage Series vaccines has resulted in a marketing approval, except in Russia where commercialization of the approved product has not been successful by us or NewVac LLC ("NewVac") our licensee for Oncophage® in the Russian Federation and certain other CIS countries. The license agreement with NewVac is expected to terminate in December 2014. Due to our limited resources or a shift in corporate priorities, we may be unable or limited in our ability to support on-going clinical studies with Prophage Series vaccines, perform additional studies, or extend the license agreement with NewVac.
We do not currently sponsor any on-going clinical trials with Prophage Series vaccines and therefore we lack the ability to control trial design, timelines and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage Series vaccine clinical study is a Phase 2 trial of Prophage Series vaccine in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the NCI. To date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of Avastin for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical. In January 2014 we announced the initiation of a randomized Phase 2 trial with Prophage Series vaccine and Bristol-Myers Squibb's Yervoy® (ipilimumab), for the treatment of Stage III and IV metastatic melanoma. This study is being sponsored by an investigator at the University of Texas and, although the investigator-held investigational new drug application (IND) has been activated to allow initiation of the trial, patient enrollment has not yet begun.

Modifications to this study protocol are being contemplated to include additional therapies or combinations (i.e. combination of checkpoint modulators) due to the changing landscape of treatment options available for patients with metastatic melanoma. While we believe the combination of Prophage and ipilimumab has the potential to trigger a more effective immune response against the tumor than ipilimumab alone, there is no guarantee that this trial will be completed or that it will yield useful translational and/or efficacy data.
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
The CPM antibody programs, new to our business through the acquisition of 4-AB, will require substantial manufacturing development and investment to progress. The CPM antibody programs are preclinical, and we have only recently initiated the development of the reagents, cell lines and systems required to manufacture our antibody candidates. If these development-stage efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. In addition, our staff has limited experience in the manufacture and development of the CPM antibody programs and we currently rely on consultants and advisors to advance these operations. We are in the process of identifying a contract manufacturer (CMO) for our CPM antibody programs. During the early development stages of the CPM antibody programs, we will likely be using only one CMO, and will not have a backup manufacturer in place. In the future, we may need to secure additional CMOs and we will also need to develop or secure later phase and/or commercial manufacturing capabilities, all of which would cause us to incur additional costs and risk. In the event that our CPM antibody rograms require progressively larger production capabilities, our options for CMOs may become more limited. In addition, while we currently have our own cGMP manufacturing facility in Lexington, MA, our facility is not currently configured or equipped to adequately support manufacturing of the required cell lines or the downstream production of cGMP antibody product candidates.
We may elect to alter our manufacturing strategy and hire CMOs to manufacture our internally manufactured products, which would require additional time and resources to identify suitable CMOs and transfer the technology and systems. Such an effort could divert resources away from the CPM antibody programs and lead to delays in the development of product candidates. In addition, our ability to efficiently manufacture our products is contingent upon a CMO’s ability to ramp up production in a timely manner without the benefit of years of experience and familiarity with the processes, which we may not be able to adequately transfer.
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
We or our current and future strategic alliance partners, if any, may be unable to dedicate sufficient resources to the commercialization of our current and future products and product candidates or may otherwise fail in their commercialization due to factors beyond our control. Although our Oncophage® vaccine is approved for sale in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence, our licensee, NewVac, has been unsuccessful in securing reimbursement or market demand for this product, and it is unlikely that it will be able to do so. The license agreement with NewVac is expected to expire in December 2014. In addition, as we advance our CPM antibody programs, we will be competing in a very crowded industry. If products that compete directly or indirectly with our products or product candidates prove superior to existing antibodies, market demand for our products or product candidates could be hampered or non-existent. We and our strategic partners, if any, will face competition from other products currently approved or that will be approved in the future for the same therapeutic indications.

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
We have six preclinical CPM antibody programs that have been commenced by 4-AB, our wholly-owned subsidiary. We are aware of several large companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of these programs, including Bristol-Myers Squibb, which markets ipilimumab, an anti-CTLA-4 antibody, and has an anti-PD1 antibody in development, Medimmune, which has anti-CTLA-4, OX-40 and PD1 antibodies in development, Merck and Curetech, which each has an anti-PDI antibody in development, and Pfizer, which has an anti-CTLA-4 antibody in development. Tesaro also has antibody programs targeting PD-1, TIM-3 and LAG-3 and these include both monospecific and dual reactive antibody drug candidates.
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

While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of any of our Prophage Series vaccines other than the agreement with NewVac to which we granted an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. To date, the NewVac arrangement has not provided substantial benefit to us, and it is unlikely that it will. NewVac has experienced challenges establishing manufacturing capabilities and securing government reimbursement, and has not met certain milestones set within the license agreement which is expected to expire in December 2014. In addition, other companies may not be interested in pursuing patient-specific vaccines like our Prophage Series vaccines, and many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.
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
In addition, our research, development, and commercialization efforts with respect to antibody candidates from the Retrocyte Display® Technology Platform include the participation of institutional and corporate collaborators. For example, 4-AB has or has had collaborative arrangements with Ludwig Cancer Research (LCR) and Brazil-based Recepta Biopharma SA, among others. The initial term of the license agreement with LCR has expired and we are in discussions with LCR regarding a new arrangement. If we are not able to come to agreement on terms or maintain and optimize these arrangements, as well as advance other current or potential collaborations on terms favorable to us, this could have a negative impact on our operations.
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
Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of June 30, 2014, we have spent approximately 19 years and $307.1 million on our research and development program in heat shock protein-based vaccines for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

The patent landscape in the field of therapeutic antibody development, manufacture and commercialization is crowded. For example, we are aware of third party patents directed to methods for identifying and producing therapeutic antibodies. We are also aware of third party patents directed to antibodies to numerous targets for which we also seek to identify, develop, and commercialize antibodies, including without limitation CTLA-4, PD-1, GITR, OX40, TIM-3, and LAG-3. For example, some patents claim antibodies based on competitive binding with existing antibodies, some claim antibodies based on specifying sequence or other structural information, and some claim various methods of discovery, production, or use of such antibodies. These or other third party patents could impinge on or foreclose our freedom to operate in relation to our technology platforms, including Retrocyte Display®, as well as in relation to development and commercialization of antibodies identified by us as therapeutic candidates. As we discover and develop our candidate antibodies, we will continue to conduct analyses of these third party patents to determine whether we believe we might infringe them, and if so, whether they would be likely to be deemed valid and enforceable if challenged. If we determine that a license for a given patent or family of patents is necessary or desirable, there can be no guarantee that a license would be available on favorable terms, or at all. Inability to obtain a license on favorable terms, should such a license be determined to be necessary or desirable, could, without limitation, result in increased costs to design around the third party patents, delay product launch, or result in cancellation of the affected program or cessation of use of the affected technology.
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
We have ownership of or exclusive rights to approximately 62 issued United States patents and approximately 96 issued foreign patents. We also have ownership of or exclusive rights to approximately 13 pending United States patent applications and approximately 41 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office, or USPTO, uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
The issued patents that cover the Prophage Series vaccines expire at various dates between 2015 and 2024. The issued patents related to HerpV expire at various dates between 2015 and 2029. Our QS-21 Stimulon composition of matter patent family expired in 2008. Additional protection for QS-21 Stimulon in combination with other agents is provided by our other issued patents which expire between 2017 and 2022. We continue to explore means of extending the life cycle of our patent portfolio.
Through our acquisition of 4-AB, we also own a number of patents and patent applications directed to various methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising out of 4-AB’s technology platforms. In particular, we own patents and patent applications relating to Retrocyte Display® Technology Platform, a high throughput antibody expression platform for the identification of fully-human and humanized monoclonal antibodies.  This patent family is projected to expire between 2029 and 2030.  In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we intend to seek patent protection for newly-identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that were newly acquired from 4-AB, will have commercial value, or that any of our existing or future patent applications, including the patent applications that were newly acquired with 4-AB, will result in the issuance of valid and enforceable patents.
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
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. In particular, as a result of the acquisition of 4-AB, we now have six preclinical CPM antibody programs, and the patent landscape around the discovery, development, manufacture and commercial use of therapeutic antibodies is crowded.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel or service providers to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. In addition, we are responsible for the payment of patent fees for patent rights that we have licensed from other parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights.

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
Between our initial public offering on February 4, 2000 and June 30, 2014, and for the six months ended June 30, 2014, the closing price of our common stock has fluctuated between $1.80 and $315.78 per share and $2.41 and $5.10 per share, respectively. The average daily trading volume for the six months ended June 30, 2014 was approximately 873,000 shares while the average daily trading volume for the year ended December 31, 2013 was approximately 367,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials;

•	results of our preclinical studies and clinical trials;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaborative partners;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	failure to realize the anticipated benefits of the acquisition of 4-AB;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development;

•	quarterly fluctuations in our financial results;

•	variations in the level of expenses related to any of our product candidates or clinical development programs;

•	additions or departures of key management or scientific personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

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
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2014, we had 62,652,214 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 12,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of June 30, 2014, an aggregate of approximately 15.0 million of these shares remain available for sale. Contingent milestone payments, payable in cash or shares of our common stock at our option, will be due to the 4-AB Shareholders as follows (i) $20 million upon our market capitalization exceeding $300 million for ten consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus; (ii) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus, and (iii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus.
As of June 30, 2014, warrants to purchase approximately 2,951,000 shares of our common stock with a weighted average exercise price per share of $10.87 were outstanding.
As of June 30, 2014, options to purchase 6,995,648 shares of our common stock with a weighted average exercise price per share of $4.52 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2014 we have 87,202 nonvested shares outstanding.
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

Date:	August 1, 2014	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

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