Form 10-Q
period 2014-09-30
AGENUS INC
filed 2014-10-31
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of October 27, 2014: 62,684,465 shares

Agenus Inc.
Quarterly Period Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$38,386,125	$27,351,969
Short-term investments	14,521,460	—
Inventories	95,700	—
Accounts receivable	—	1,200
Prepaid expenses	1,429,761	658,412
Other current assets	785,846	162,997
Total current assets	55,218,892	28,174,578

Plant and equipment, net of accumulated amortization and depreciation of $28,129,861 and $27,637,443 at September 30, 2014 and December 31, 2013, respectively	5,227,843	2,784,845
Goodwill	18,482,106	2,572,203
Acquired intangible assets, net of accumulated amortization of $343,410 at September 30, 2014	7,182,572	—
Other long-term assets	1,520,244	1,303,855
Total assets	$87,631,657	$34,835,481
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion, long-term debt	$6,716,090	$3,518,550
Current portion, deferred revenue	1,188,798	1,660,679
Accounts payable	2,259,018	834,740
Accrued liabilities	5,003,796	4,215,221
Other current liabilities	442,270	66,683
Total current liabilities	15,609,972	10,295,873

Other long-term debt	—	5,347,690
Deferred revenue	3,055,624	3,193,809
Contingent royalty obligation	7,582,584	18,799,141
Contingent purchase price consideration	9,885,000	—
Other long-term liabilities	2,628,310	1,679,671
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized at September 30, 2014 and December 31, 2013:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2014 and December 31, 2013; liquidation value of $31,961,932 at September 30, 2014	316	316
Series B2 convertible preferred stock; 0 and 3,105 shares designated, issued, and outstanding at September 30, 2014 and December 31, 2013, respectively	—	31
Common stock, par value $0.01 per share; 140,000,000 and 70,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 62,684,465 and 36,391,191 shares issued at September 30, 2014 and December 31, 2013, respectively	626,845	363,912
Additional paid-in capital	714,728,260	644,571,866
Treasury stock, at cost; 0 and 43,490 shares of common stock at September 30, 2014 and December 31, 2013, respectively	—	(324,792)
Accumulated other comprehensive loss	(1,157,220)	—
Accumulated deficit	(665,328,034)	(649,092,036)
Total stockholders’ equity (deficit)	48,870,167	(4,480,703)
Total liabilities and stockholders’ equity (deficit)	$87,631,657	$34,835,481
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Quarters Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue:
Service revenue	$—	$357,196	$—	$1,402,957
Grant revenue	343,149	—	401,887	—
Research and development revenue	1,220,229	378,796	4,956,435	1,249,673
Total revenues	1,563,378	735,992	5,358,322	2,652,630
Operating expenses:
Cost of service revenue	—	(80,067)	—	(529,524)
Research and development	(5,284,607)	(3,892,929)	(14,979,844)	(9,763,813)
General and administrative	(4,919,675)	(3,577,778)	(16,209,790)	(11,111,558)
Contingent purchase price consideration fair value adjustment	969,000	—	(164,000)	—
Operating loss	(7,671,904)	(6,814,782)	(25,995,312)	(18,752,265)
Other income (expense):
Non-operating (expense) income	(127,367)	(156,890)	10,449,462	(3,476,667)
Interest expense, net	(310,080)	(347,021)	(962,015)	(2,066,408)
Net loss	(8,109,351)	(7,318,693)	(16,507,865)	(24,295,340)
Dividends on Series A and A-1 convertible preferred stock	(51,159)	(50,865)	(153,292)	(3,108,836)
Net loss attributable to common stockholders	$(8,160,510)	$(7,369,558)	$(16,661,157)	$(27,404,176)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.13)	$(0.24)	$(0.28)	$(0.99)
Weighted average number of common shares outstanding:
Basic and diluted	62,831,541	30,345,439	58,710,338	27,773,594

Other comprehensive loss:
Foreign currency translation loss	$(1,294,720)	$—	$(1,161,036)	$—
Unrealized gain on investments	1,863	—	3,816	—
Other comprehensive loss	(1,292,857)	—	(1,157,220)	—
Comprehensive loss	$(9,453,367)	$(7,369,558)	$(17,818,377)	$(27,404,176)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,507,865)	$(24,295,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,019,073	448,157
Share-based compensation	3,700,518	3,292,624
Non-cash interest expense	461,653	1,676,427
Loss on disposal of assets	1,150	17,944
Change in fair value of contingent obligations	(10,652,557)	512,390
Change in fair value of assumed convertible notes	(205,143)	—
Loss on extinguishment of debt	—	3,322,657
Gain on sale of investment	—	(355,500)
Changes in operating assets and liabilities:
Accounts receivable	1,200	551,207
Inventories	(95,700)	12,749
Prepaid expenses	(425,485)	(109,332)
Accounts payable	35,207	(269,402)
Deferred revenue	(2,695,737)	(1,246,501)
Accrued liabilities and other current liabilities	(2,021,879)	2,145,553
Other operating assets and liabilities	(341,034)	307,627
Net cash used in operating activities	(27,726,599)	(13,988,740)
Cash flows from investing activities:
Cash acquired in acquisition	514,470	—
Purchases of plant and equipment	(1,105,472)	(746,995)
Purchases of available-for-sale securities	(14,517,644)	—
Proceeds from sale of investment	—	450,000
Net cash used in investing activities	(15,108,646)	(296,995)
Cash flows from financing activities:
Net proceeds from sales of equity	56,792,252	23,131,020
Proceeds from employee stock purchases and option exercises	150,140	104,010
Financing of plant and equipment	(39,156)	(34,834)
Debt issuance costs	—	(177,802)
Proceeds from issuance of long-term debt	—	10,000,000
Payments of debt	(2,500,000)	(10,000,000)
Payment of preferred stock dividends	(460,963)	—
Payment of contingent royalty liability	(400,000)	—
Net cash provided by financing activities	53,542,273	23,022,394
Effect of exchange rate changes on cash	327,128	—
Net increase in cash and cash equivalents	11,034,156	8,736,659
Cash and cash equivalents, beginning of period	27,351,969	21,468,269
Cash and cash equivalents, end of period	$38,386,125	$30,204,928
Supplemental cash flow information:
Cash paid for interest	$531,863	$367,277
Non-cash investing and financing activities:
Deemed dividend on Series A convertible preferred stock	$—	$2,906,664
Issuance of common stock, $0.01 par value, for acquisition of 4-Antibody AG	10,102,259	—
Contingent purchase price consideration issued in connection with the acquisition of 4-Antibody AG	9,721,000	—
Issuance of common stock, $0.01 par value, as payment of long-term debt	953,765	11,275,000
Contingent royalty obligation	—	19,090,658
Elimination of noncontrolling interest	—	5,580,124

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. including its subsidiaries (also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immuno-oncology company developing a portfolio of checkpoint modulators (CPMs), heat shock protein peptide-based vaccines and adjuvants.

Our core technology portfolio consists of our Retrocyte Display® technology platform and checkpoint modulator antibody programs ("CPM antibody programs"), our heat shock protein ("HSP")-based platform, and our Saponin adjuvant platform.

Our Retrocyte Display® technology platform and CPM antibody programs became part of our technology portfolio through our acquisition of 4-Antibody AG ("4-AB") in February 2014 (see Note C). We have developed a powerful fully-human and humanized monoclonal antibody drug discovery and optimization technology platform that we are using to develop a novel pipeline of antibody therapeutic drug candidates. Our proprietary discovery engine Retrocyte Display® uses a high-throughput approach incorporating IgG format human antibody libraries expressed in mammalian B-lineage cells. Our CPM antibody programs target GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1.

Within our HSP-based platform are our heat shock protein vaccines, Prophage Series for cancer and HerpV for infectious diseases, both currently in Phase 2 studies. Derived from each patient’s individual tumor, our Prophage Series vaccines contain the antigenic fingerprint of the patient’s particular cancer and are designed to reprogram the body’s immune system to target only the cancer cells bearing this fingerprint. Prophage Series vaccines are currently being studied in both newly diagnosed and recurrent glioblastoma multiforme, or GBM. Our HerpV vaccine is comprised of recombinant human heat shock protein-70 complexed with 32 distinct synthetic peptides from the herpes simplex virus-2 proteome. This vaccine is being evaluated in a Phase 2 trial in patients with genital herpes.

Our Saponin adjuvant platform is our QS-21 Stimulon® vaccine adjuvant, or QS-21 Stimulon, which, we believe, is one of the most widely tested vaccine adjuvants in clinical development. QS-21 Stimulon is designed to strengthen the body’s immune response to a vaccine’s antigen, potentially increasing the vaccine’s potency. QS-21 Stimulon is a key component in the development of several investigational vaccines across a wide variety of infectious diseases and therapeutic vaccines intended to treat cancer and degenerative disorders. Our QS-21 Stimulon is extensively partnered with GlaxoSmithKline (GSK) and JANSSEN Alzheimer Immunotherapy and includes several candidates in Phase 2 and Phase 3 clinical trials. If any of our partners’ products containing QS-21 Stimulon successfully complete clinical development and receive approval for commercial sale, we are generally entitled to receive milestone payments as well as royalties on product sales for ten years after commercial launch, with some exceptions.

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

We have incurred significant losses since our inception. As of September 30, 2014, we had an accumulated deficit of $665.3 million. Since our inception, we have financed our operations primarily through the sale of equity, issuance of debt, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investment balance of $52.9 million as of September 30, 2014, together with potential proceeds from our existing license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the first half of 2015. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.
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

Note C - 4-Antibody Acquisition
On January 10, 2014, we entered into a Share Exchange Agreement providing for our acquisition of all of the outstanding capital stock of 4-AB, from the shareholders of 4-AB (the “4-AB Shareholders”). The transaction closed on February 12, 2014 (the "Closing Date"). In exchange for their shares, the 4-AB Shareholders received an aggregate of 3,334,079 shares of our common stock paid upon closing and valued at $10.1 million. Contingent milestone payments of up to $40 million (the "contingent purchase price consideration"), payable in cash or shares of our common stock at our option, will be due to the 4-AB Shareholders as follows (i) $20 million upon our market capitalization exceeding $300 million for ten consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date (b) the sale of the 4-AB or (c) the sale of Agenus, (ii) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus, and (iii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus. We assigned an estimated preliminary fair value of $9.7 million to the contingent purchase price consideration. This acquisition provided us with the Retrocyte Display® technology platform for the rapid discovery and optimization of fully-human and humanized monoclonal antibodies against a wide array of molecular targets and a portfolio of CPM antibodies.
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
The following table summarizes the supplemental statements of operations information on an unaudited pro forma basis as if the 4-AB acquisition had occurred on January 1, 2013 (in thousands except per share data):

	Nine Months Ended September 30,
	2014	2013
Pro forma revenues	$5,564	$5,753
Pro forma net loss attributable to common stockholders	$(17,202)	$(30,193)
Basic and diluted pro forma net loss attributable to common stockholders per share	$(0.29)	$(0.97)
The pro forma results presented above are for illustrative purposes only for the periods presented and do not purport to be indicative of the actual results which would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations which may occur in the future. For the nine months ended September 30, 2014, revenues and net loss related to 4-AB of $2.1 million and $5.1 million, respectively, are included in our condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2014, revenues and net loss related to 4-AB are $1.1 million and $1.6 million, respectively.
Note D - Goodwill and Acquired Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2014 (in thousands):

Balance, December 31, 2013	$2,572
Goodwill from 4-AB acquisition	16,891
Foreign currency translation adjustment	(981)
Balance, September 30, 2014	$18,482

Acquired intangible assets consisted of the following at September 30, 2014 (in thousands):

	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	15 years	$4,522	$(188)	$4,334
Trademarks	4.5 years	848	(118)	730
Other	3 years	178	(37)	141
In-process research and development	Indefinite	1,978	—	1,978
Total		$7,526	$(343)	$7,183
The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense related to acquired intangibles is estimated at $137,000 for the balance of 2014, $549,000 for each of the years ending 2015 and 2016, $497,000 for the year ending 2017, $419,000 for the year ending 2018, and $301,000 for each of the years 2019-2028, and $44,000 for the year ending 2029.
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
A summary of option activity for the nine months ended September 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,163,100	$5.72
Granted	3,094,500	3.02
Exercised	(12,781)	3.41
Forfeited	(309,187)	3.45
Expired	(94,232)	12.23
Outstanding at September 30, 2014	6,841,400	$4.52	8.0	$492,644
Vested or expected to vest at September 30, 2014	6,287,914	$4.64	7.9	$406,356
Exercisable at September 30, 2014	3,258,462	$5.89	6.8	$143,361
The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2014 and 2013, were $1.85 and $2.49, respectively.
As of September 30, 2014, $5.2 million of total unrecognized compensation cost, $33,000 of which pertains to a market condition award, related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.3 years.
As of September 30, 2014, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $161,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the nine months ended September 30, 2014 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	147,274	$3.99
Granted	—	—
Vested	(48,239)	4.26
Forfeited	(20,207)	3.59
Outstanding at September 30, 2014	78,828
As of September 30, 2014, there was $201,000 of unrecognized share-based compensation expense related to these nonvested shares awarded to employees expected to be recognized over a weighted average period of 2.2 years. As of September 30, 2014, unrecognized expense for nonvested shares awarded to outside advisors is $23,000. The total intrinsic value of shares vested during the nine months ended September 30, 2014, was $150,000.
We issue new shares upon stock option exercises, purchases of stock under our 2009 Employee Stock Purchase Plan, vesting of nonvested stock, issuances under the DDCP, and until June 2014, in lieu of approximately 33% of the base salary of our Chief Executive Officer. During the nine months ended September 30, 2014, 46,025 shares were issued under the 2009 Employee Stock Purchase Plan, 48,239 shares were issued as a result of the vesting of nonvested stock, 12,781 shares were issued as a result of stock option exercises, and 25,989 shares were issued to our Chief Executive Officer in lieu of cash salary.

The impact on our results of operations from share-based compensation for the quarter and nine months ended September 30, 2014, and 2013, was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$274	241	936	899
General and administrative	1,005	526	2,765	2,394
Total share-based compensation expense	$1,279	$767	$3,701	$3,293
Note F - Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Professional fees	$1,295	$1,121
Payroll	2,133	1,635
Clinical trials	907	1,021
Other	669	438
	$5,004	$4,215

Note G - Fair Value Measurements
We measure our short-term investments, contingent royalty obligation, and contingent purchase price consideration at fair value. Our short-term investments are comprised solely of U.S. Treasury securities that are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 assets.
The fair values of our contingent royalty obligation and our contingent purchase price consideration, $7.6 million and $9.9 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as a Level 3 liability within the fair value hierarchy. The valuation of these liabilities uses assumptions we believe would be made by a market participant. In particular, the valuation analysis for the contingent royalty obligation used the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon and the potential net sales generated from HerpV. The fair value of the contingent royalty obligation is estimated by applying a risk adjusted discount rate (12.5%) to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty obligation.
The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization. Market capitalization was evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.
The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2014 (amounts in thousands):

Balance, December 31, 2013	$18,799
Contingent purchase price consideration	9,721
Change in fair value of contingent royalty obligation during the period	(10,816)
Change in fair value of contingent purchase price consideration during the period	164
Payment of contingent royalty obligation during the period	$(400)
Balance, September 30, 2014	$17,468
The decrease in fair value of the contingent royalty obligation liability is included in non-operating (expense) income in our condensed consolidated statement of operations for the period ended September 30, 2014, and related primarily to the termination by GSK of its Phase 3 clinical trial of a vaccine using our QS-21 Stimulon in patients with non-small cell lung cancer. There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in the condensed consolidated balance sheets. The fair value of our outstanding debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
 The fair value of our outstanding debt balance at September 30, 2014 and December 31, 2013, was $7.0 million and $9.6 million respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The principal value of our outstanding debt balance at September 30, 2014 and December 31, 2013 was $7.1 million and $9.6 million, respectively.
In connection with the acquisition of 4-AB, we assumed convertible notes which upon a change of control of 4-AB had the ability to convert into shares of our common stock. All of the convertible notes assumed in connection with the acquisition of 4-AB were converted into approximately 383,000 shares of our common stock on May 8, 2014. We elected to account for these convertible notes using fair value as a Level 1 liability. The fair value of our convertible notes on the date of settlement was approximately $954,000.
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
On September 7, 2014, all 3,105 shares of our issued and outstanding Series B2 Convertible Preferred Stock remained unconverted and were cancelled and extinguished in accordance with the Certificate of Designation.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15"). ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting that will be used along with existing auditing standards. ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We are currently evaluating the potential impact that ASU 2014-15 may have on our consolidated financial statements and related disclosures.
Note J - Subsequent Events

On October 10, 2014, we filed a Registration Statement on Form S-3 (file no. 333-100255), declared effective by the Securities and Exchange Commission on October 23, 2014 (the "Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement included a prospectus covering the offering, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”) on October 10, 2014. Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement.
On October 10, 2014, we exercised our right under that certain Amended and Restated At Market Issuance Sales Agreement by and between us and MLV & Co. LLC dated as of December 21, 2012 (the “Prior Sales Agreement”) to terminate the Prior Sales Agreement upon effectiveness of the Registration Statement.
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

	September 30,
	2014	2013
Warrants	2,951,450	3,642,712
Stock options	6,841,400	4,164,965
Nonvested shares	78,828	147,413
Convertible preferred stock	333,333	333,333

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our Retrocyte Display® technology platform and CPM antibody programs became part of our portfolio with the acquisition of 4-Antibody AG ("4-AB"), a European-based biopharmaceutical company in February 2014. The Retrocyte Display® technology platform is intended to enable, among other things, the rapid generation and optimization of fully-human and humanized monoclonal antibodies against a broad range of target antigens of interest.  We currently have six pre-clinical CPM antibody programs which target GITR, OX40, CTLA-4, PD-1, TIM-3 and LAG-3. Although we envision using Retrocyte Display® to drive the discovery of future CPM antibody candidates, not all candidates will necessarily be derived from the use of this technology. We have selected product candidates targeting GITR (agonists) and CTLA-4 (antagonist) to advance into investigational new drug applications ("INDs") enabling development. In addition, we plan to identify development candidates for the other four CPM antibody programs within the next six months, in order to be in a position to file INDs on at least four candidates within the next two years. During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck will be responsible for the clinical development and commercialization of antibodies generated under the collaboration, and we are eligible to receive approximately $100 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as royalty payments on worldwide product sales. We are exploring other potential partnering opportunities for our Retrocyte Display® technology platform and CPM antibody programs.
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
Also within our HSP technology platform is HerpV, a recombinant, synthetic vaccine containing multiple antigens derived from the herpes simplex 2 virus. Combining our HSP technology and our QS-21 Stimulon adjuvant, HerpV represents a potential new approach to the treatment of genital herpes. In November 2013, we released top line results from a Phase 2, randomized, double blind, multicenter clinical trial of HerpV in HSV-2 positive genital herpes patients, which showed that the trial met its primary endpoint. In June 2014, we announced that the majority of patients showed an immune response to the HSV antigens after a series of vaccinations and a booster dose at six months. More than half of those vaccinated developed a robust anti-HSV cytotoxic T-cell immune response, and in those patients there was a statistically significant reduction in viral load, which is believed to be relevant in the reduction of transmission and symptoms. After the booster shot, HerpV demonstrated a durable reduction in viral shedding approximating 14%, and remains consistent with the reduction in viral shedding observed during the initial treatment period. HerpV evokes immune responses to the mix of HSV2 peptides contained in the vaccine in a substantial majority of patients. We believe that this is the first demonstration of a correlation between immune response and a statistically significant reduction in viral load. We are currently seeking a partner for the further development of our HerpV program. Notwithstanding these data, it is uncertain whether the degree of benefit conferred by HerpV will be sufficient to (i) warrant additional clinical trials funded by us or (ii) attract a development partner.
Our QS-21 Stimulon® vaccine adjuvant, or QS-21 Stimulon, is a saponin extracted from the bark of the Quillaja saponaria tree, an evergreen tree native to warm temperate central Chile. QS-21 Stimulon has become a key component in the development of investigational preventive vaccine formulations across a wide variety of infectious diseases and, investigational therapeutic vaccines intended to treat cancer and degenerative disorders. QS-21 Stimulon has been studied in approximately 50,000 patients. Our QS-21 Stimulon is extensively partnered with GlaxoSmithKline ("GSK") and JANSSEN Alzheimer Immunotherapy ("JANSSEN AI") and includes several vaccine candidates in Phase 2 and Phase 3 clinical trials. In June 2014, GSK submitted to the European Medicines Agency an application for marketing approval of its malaria vaccine candidate incorporating our QS-21 Stimulon. If any of our partners’ products containing QS-21 Stimulon successfully complete clinical development and receive approval for commercial sale, we are generally entitled to receive milestone payments as well as royalties for 10 years after commercial launch, with some exceptions.
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
We have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at September 30, 2014, together with potential proceeds from our existing license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the first half of 2015. We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our Retrocyte Display® technology platform, CPM antibody programs, HerpV and the Prophage Series vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Historical Results of Operations
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013
Revenue: We generated revenue of approximately $1.6 million and $736,000 during the three months ended September 30, 2014 and 2013, respectively, approximately $1.2 million and $378,000, respectively, from the amortization of deferred revenue. Revenue in 2014 includes license fees and grant revenue, and revenue in 2013 includes, license fees and service revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 36% to $5.3 million for the three months ended September 30, 2014 from $3.9 million for the three months ended September 30, 2013. Increased expenses in 2014 primarily relate to the increased compensation expense related to increased headcount as well as the research and development costs of the CPM antibody program, in each case as a result of the acquisition of 4-AB.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 38% to $4.9 million for the three months ended September 30, 2014 from $3.6 million for the three months ended September 30, 2013. Increased expenses in 2014 primarily related to increased non-cash share-based compensation expense due to the vesting of certain performance based awards, increased professional fees related to our corporate activities and the inclusion of the expenses of 4-AB as a result of the acquisition.
Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the decrease in the fair value of our purchase price consideration during the three months ended September 30, 2014. The fair value of our purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and has decreased primarily due to a decline in our stock price since March 31, 2014.
Non-operating expense: Non-operating expense for the three months ended September 30, 2014 represents the change in the fair value of our contingent royalty obligation and for the three months ended September 30, 2013 includes the increase in the fair value of our contingent royalty obligation partially offset by the gain on the sale of an equity investment. The fair value of our contingent royalty obligation increased due to the passage of time.
Interest Expense, net: Interest expense, net decreased to approximately $310,000 for the three months ended September 30, 2014 from $347,000 for the three months ended September 30, 2013 due to our reduced debt balance.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenue: We generated revenue of approximately $5.4 million and $2.7 million during the nine months ended September 30, 2014 and 2013, respectively, approximately $3.0 million and $1.2 million, respectively, from the amortization of deferred revenue. Revenue in 2014 includes license fees, grant revenue, and milestone recognition related to our license agreement with GSK, and revenue in 2013 includes, revenue includes license fees and service revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 53% to $15.0 million for the nine months ended September 30, 2014 from $9.8 million for the nine months ended September 30, 2013. Increased expenses in 2014 primarily relate to the increased compensation expense related to increased headcount and bonuses for research and development personnel as well as the research and development costs of the CPM antibody program.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 46% to $16.2 million for the nine months ended September 30, 2014 from $11.1 million for the nine months ended September 30, 2013. Increased expenses in 2014 resulted from increased compensation expense in connection with bonuses for general and administrative personnel and increased professional fees related to our corporate activities and the acquisition of 4-AB.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the increase in the fair value of our purchase price consideration during the nine months ended September 30, 2014. The fair value of our purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and has increased primarily due to an increase in our market capitalization since the initial valuation during February 2014.
Non-operating income (expense): Non-operating income for the nine months ended September 30, 2014 represents primarily the decrease in the fair value of our contingent royalty obligation due to the impact of the termination of GSK’s Phase 3 MAGE-A3 trial in non-small cell lung cancer, which occurred during the first quarter of 2014. Non-operating expense for the nine months ended September 30, 2013 consists primarily of a loss on the extinguishment of our 8% senior secured convertible notes due August 2014 (the "2006 Notes") during 2013.
Interest Expense, net: Interest expense, net decreased to approximately $962,000 for the nine months ended September 30, 2014 from $2.1 million for the nine months ended September 30, 2013 due primarily to the extinguishment of our 2006 Notes during 2013.
Dividends on Series A and A-1 convertible preferred stock: Dividends decreased to approximately $153,000 for the nine months ended September 30, 2014 from approximately $3.1 million for the nine months ended September 30, 2013 due to the deemed dividend issued during the exchange of Series A for Series A-1 convertible preferred stock during the quarter ended March 31, 2013 and the related reduced dividend obligation subsequent to the exchange.
Research and Development Programs
Prior to 2002, we did not track costs on a per project basis, and therefore have estimated the allocation of our total research and development costs to our largest research and development programs for that time period. During the nine months ended September 30, 2014, these research and development programs consisted largely of our Prophage Series vaccines, HerpV and CPM antibody programs as indicated in the following table (in thousands).

Research and Development Program	Product	Nine Months Ended September 30,	Year Ended December 31,			Prior to 2011	Total
		2014	2013	2012	2011
Heat shock protein-based vaccine candidates for cancer	Prophage Series Vaccines	$4,992	$5,882	$5,613	$10,182	$281,851	$308,520
Heat shock protein-based vaccine candidates for infectious diseases	HerpV	2,329	6,358	4,862	734	18,354	32,637
Vaccine adjuvant *	QS-21 Stimulon	242	753	85	94	12,404	13,578
Checkpoint modulator antibody program**		7,413	—	—	—	—	7,413
Other research and development programs		4	12	4	13	33,527	33,560
Total research and development expenses		$14,980	$13,005	$10,564	$11,023	$346,136	$395,708
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
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $665.3 million as of September 30, 2014. We expect to incur significant losses over the next several years as we continue clinical trials, manage our regulatory processes, prepare for potential commercialization of products, and continue development of our technologies. We have financed our operations primarily through the sale of equity and debt securites, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2014, we have raised aggregate net proceeds of $618.5 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes and other notes. In addition, during 2012, we received $9.0 million from GSK for a first right to negotiate the purchase of the Company or certain of our assets and an expanded license agreement and $6.25 million through a license of non-core technologies with an existing licensee. GSK's first right to negotiate will expire in March 2017. The expanded license agreement provides GSK with a license to use QS-21 Stimulon in an undisclosed indication and also provides for additional royalty payments for this indication upon commercialization of a vaccine product. The license of non-core technologies converted a license grant from non-exclusive to exclusive and enabled the licensee to buy-out the current royalty stream structure.
On October 10, 2014, we filed a Registration Statement on Form S-3 (file no. 333-199255), declared effective by the Securities and Exchange Commission on October 23, 2014 (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, warrants, debt securities and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to ten million shares of our common stock from time to time in "at the market offerings" pursuant to an At Market Sales Issuance Agreement (the "Sales Agreement") entered into with MLV & Co. LLC (the "Sales Agreement") on October 10, 2014.
On October 10, 2014 we exercised our right under that certain Amended and Restated At Market Issuance Sales Agreement by and among us and MLV & Co. LLC dated as of December 12, 2012 (the "Prior Sales Agreement") to terminate the Prior Sales Agreement upon effectiveness of the Shelf Registration Statement.
As of September 30, 2014, we had $7.1 million of debt outstanding. In April 2013, we entered into a Securities Exchange Agreement with the holders of our 2006 Notes whereby we exchanged all of the 2006 Notes, including accrued and unpaid interest, for $10.0 million in cash, 2,500,000 shares of our common stock, and a contractual right to the proceeds of 20% of our revenue interests from certain QS-21 Stimulon partnered programs and a 0.5% royalty on net sales of HerpV. To finance the cash portion of this exchange we entered into two new debt arrangements. We concurrently entered into a Loan and Security Agreement with Silicon Valley Bank for senior secured debt in the aggregate principal amount of $5.0 million (the “SVB Loan”). The SVB Loan bears interest at a rate of 6.75% per annum, payable in cash on the first day of each month with principal payments beginning November 2013 and ending with the final principal payment in April 2015. We also entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “Subordinated Notes”) in the aggregate principal amount of $5.0 million due in April 2015. The Subordinated Notes bear interest at a rate of 10% per annum, payable in cash on the first day of each month in arrears. We also issued to the holders of the Subordinated Notes four year warrants to purchase 500,000 unregistered shares of our common stock at an exercise price of $4.41 per share. In addition, in connection with the acquisition of 4-AB, we assumed convertible notes which were converted into approximately 383,000 shares of our common stock during the second quarter of 2014.
Our cash, cash equivalents, and short-term investments at September 30, 2014 were $52.9 million, an increase of $25.6 million from December 31, 2013 principally as a result of the completion in February 2014 of a public offering of 22,236,000 shares of our common stock, with net proceeds of $56.2 million. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $52.9 million as of September 30, 2014, together with potential proceeds from our existing license, supply, and collaborative agreements, will be sufficient to satisfy our liquidity requirements through the first half of 2015. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with institutions and clinical research organizations to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable institution of certain services, we have estimated our total payments to be $52.6 million over the term of the studies. Through September 30, 2014, we have expensed $51.3 million as research and development expenses and $50.4 million has been paid related to these clinical studies. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable institution of certain services.
We have also entered into sponsored research agreements related to our product candidates that required payments of $6.6 million, all of which have been paid as of September 30, 2014. We plan to enter into additional sponsored research agreements, and we anticipate significant additional expenditures will be required to advance our clinical trials, apply for regulatory approvals, continue development of our technologies, and bring our product candidates to market. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, we have various agreements with collaborative partners and/or licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines. These agreements grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed vaccines that include QS-21 Stimulon, which may or may not be achieved. Significant investment in manufacturing capacity could be required if we were to retain our manufacturing and supply rights.

Net cash used in operating activities for the nine months ended September 30, 2014 and September 30, 2013, was $27.7 million and $14.0 million, respectively. This increase primarily resulted from increased personnel costs, costs related to the acquisition of 4-AB, costs incurred by 4-AB, as well as the reduced service revenue period to period. We continue to support and develop our QS-21 Stimulon partnering collaborations. If applications for marketing approval of vaccines that are submitted by our licensees are approved, the first products containing QS-21 Stimulon are anticipated to be launched in 2016. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15"). ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We are currently evaluating the potential impact that ASU 2014-15 may have on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 22% and 0% of our operating expenses for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, were from foreign subsidiaries. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro and Swiss Franc, in large part due to our acquisition of 4-AB, a company with operations in Switzerland and Germany. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2013. However, commercialization of any of our product candidates outside of the United States could result in increased foreign currency exposure.
We had cash, cash equivalents, and short-term investments at September 30, 2014 of $52.9 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury Securities, our carrying value approximates the fair value of these investments at September 30, 2014.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the first quarter of 2014, we completed the acquisition of 4-AB, at which time 4-AB became our wholly-owned subsidiary. We are currently in the process of assessing and integrating 4-AB's internal controls over financial reporting into our financial reporting systems.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors
Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occurs, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
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
Our net losses for the years ended December 31, 2013, 2012, and 2011, were $30.1 million, $11.3 million, and $23.3 million, respectively. During the nine months ended September 30, 2014, we generated net losses of $16.5 million due primarily to a fair value adjustment to our contingent royalty obligation at September 30, 2014.
We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities, and such losses may increase as a result of our acquisition of 4-AB. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of vaccines containing QS-21 Stimulon, our Prophage Series vaccines and our other product candidates. From our inception through September 30, 2014, we have incurred net losses totaling $665.3 million.
On September 30, 2014, we had $52.9 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2014, together with potential proceeds from our existing license, supply, and collaboration agreements will be sufficient to satisfy our liquidity requirements through the first half of 2015. We expect to attempt to raise additional funds in advance of depleting our funds although additional funding may not be available on favorable terms, or at all. For the nine months ended September 30, 2014, our average monthly cash used in operating activities was approximately $3.1 million.
To date, we have financed our operations primarily through the sale of equity and debt securities. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaborative partners, or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them or if we incur operating losses for longer than we expect, we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that are on unfavorable terms or allocate to third parties substantial portions of the potential value of these technologies.
There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our and our licensees' product candidates;

•the cost of manufacturing;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such arrangements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights;

•	the costs associated with any successful commercial operations; and

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
Our ability to satisfy our obligations under this indebtedness will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control. If we do not have sufficient cash on hand to service our indebtedness, we may be required, among other things, to:
•seek additional financing in the debt or equity markets;
•refinance or restructure all or a portion of our indebtedness;
•sell, out-license, or otherwise dispose of assets; and/or
•reduce or delay planned expenditures on research and development and/or commercialization activities.
Such measures might not be sufficient to enable us to make principal and interest payments. In addition, any such financing, refinancing, or sale of assets might not be available on favorable terms, if at all.
Other than for the year ended December 31, 2012, we have had negative cash flows from operations. The net cash provided by operations of $1.0 million for the year ended December 31, 2012 primarily resulted from one-time payments received under amended license agreements and therefore our net cash provided by operations for the year ended December 31, 2012 is not indicative of future results. For the nine months ended September 30, 2014 and for the years ended December 31, 2013 and 2011, net cash used in operating activities was $27.7 million, $19.5 million, and $16.2 million, respectively.
We may fail to realize the benefits we expect to realize as a result of our acquisition of 4-AB and/or we may suffer a loss in productivity as a result of the integration process.
The long-term success of our acquisition of 4-AB will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Agenus and 4-AB. We may never realize these anticipated synergies, business opportunities and growth prospects. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including maintaining current collaboration relationships and advancing the development of the 4-AB CPM antibody programs. Moreover, assumptions underlying estimates of expected costs as a result of the acquisition may be inaccurate, and general industry and business conditions might deteriorate. If any of these factors limit our ability to integrate the operations of Agenus and 4-AB successfully or on a timely basis, or to develop the business opportunities that we expect to realize from the acquisition of 4-AB, the expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition, might not be met.
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
In return for rights to use QS-21 Stimulon, our licensees have generally agreed to pay us license fees, milestone payments and royalties on product sales for a minimum of 10 years after commercial launch, if ever, with some exceptions. As each licensee controls its own product development process, we cannot predict our licensees' requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or terminate programs containing QS-21 Stimulon at any time. Clinical trials being conducted by our licensees, including those being conducted by GSK and JANSSEN AI, may not be successful. For example, in April 2014, GSK announced the termination of a Phase 3 trial of its MAGE-A3 cancer immunotherapeutic (a vaccine containing QS-21 Stimulon) in non-small cell lung cancer and in 2013 they announced the Phase 3 trial of their MAGE-A3 cancer immunotherapeutic in melanoma missed its first co-primary endpoint and that the study would continue until completion of its second co-primary endpoint, which is expected in 2015. The results of these trials and other trials conducted by our licensees, as well as other factors, may cause our licensees to terminate additional programs containing QS-21 Stimulon, which could materially diminish future potential revenue from our QS-21 adjuvant. In addition, in the event that our licensees develop vaccines using QS-21

Stimulon, there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate significant royalties, if any, or that we will be able to collect royalties in the future.
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
Based on the results of our Phase 1 clinical trial of HerpV, which includes QS-21 Stimulon, we advanced this product candidate into a Phase 2 trial that measured the effect of vaccination on viral shedding in individuals infected with HSV-2 (genital herpes). In November 2013, we released top line results from a Phase 2, randomized, double blind, multicenter clinical trial of HerpV in HSV-2 positive genital herpes patients, which showed that the trial met its primary endpoint. In June 2014, we announced that the majority of patients showed an immune response to the HSV antigens after a series of vaccinations and a booster dose at six months. More than half of those vaccinated developed a robust anti-HSV cytotoxic T-cell immune response, and in those patients there was a statistically significant reduction in viral load, which is believed to be relevant in the reduction of transmission and symptoms. After the booster shot, HerpV demonstrated a durable reduction in viral shedding approximating 14%, and remains consistent with the reduction in viral shedding observed during the initial treatment period. We are currently seeking a partner for the further development of our HerpV program. The findings to date from our clinical trials, while positive, are limited in size and scope and may be insufficient to attract a partnering arrangement, despite our ongoing effort to do so, or warrant further development of the HerpV program. Even if we proceed with further HerpV development, there is no guarantee that future clinical trials will be successful, that a reduction in viral shedding will translate into clinical benefit, or that the safety profile will be considered acceptable. In addition, the success of future clinical trials, if any, is dependent on, among other things, maintaining sufficient supply of the required investigational materials, enrolling sufficient patients and the adherence of these patients to the study protocol. Furthermore, it is possible that research and discoveries by others will render our product candidate obsolete or noncompetitive.
We may not be able to advance clinical development or commercialize Prophage Series Vaccines.
The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage Series vaccines is highly uncertain. Prophage Series vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage Series vaccines has resulted in a marketing approval, except in Russia where commercialization of the approved product has not been successful by us or NewVac LLC ("NewVac"), our licensee for Oncophage® in the Russian Federation and certain other CIS countries. Our license agreement with NewVac will terminate in December 2014 in accordance with its terms. Due to our limited resources or a shift in corporate priorities, we may be unable or limited in our ability to support on-going clinical studies with Prophage Series vaccines or perform additional studies.
We do not currently sponsor any on-going clinical trials with Prophage Series vaccines and therefore we lack the ability to control trial design, timelines and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage Series vaccine clinical study is a Phase 2 trial of Prophage Series vaccine in combination with Avastin® (bevacizumab) in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the NCI. To date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of Avastin for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical. In January 2014, we initiated a randomized Phase 2 trial with Prophage Series vaccine and Bristol-Myers Squibb's Yervoy® (ipilimumab), for the treatment of Stage III and IV metastatic melanoma. This study is being sponsored by an investigator at the University of Texas and, although the investigator-held investigational new drug application (IND) was activated to allow initiation of the trial, patient enrollment has not yet begun.

The design of this study protocol was recently modified to incorporate a non-randomized trial of Prophage in combination with ipilimumab with a reference prospective comparative patients treated with ipilimumab only. This redesign will enable us to more quickly evaluate safety and immunologic correlates of responders in patients with metastatic melanoma. While we believe the combination of Prophage and ipilimumab has the potential to trigger a more effective immune response against the tumor than ipilimumab alone, there is no guarantee that this trial will be completed or that it will yield useful translational and/or efficacy data.
If we or our licensee are unable to purify heat shock proteins we may have difficulty successfully initiating or completing clinical trials or supporting commercial sales of Prophage Series vaccines.
The successful development and commercialization of Prophage Series vaccines for a particular cancer depends in part on the ability of NewVac to purify sufficient heat shock proteins from that type of cancer. If we or NewVac have difficulties in purifying heat shock proteins for a sufficiently large number of patients in clinical trials, we may experience enrollment delays and/or lower the probability of a successful analysis of the data from clinical trials. We have successfully manufactured product across many different cancer types, however, the success rate per indication has varied. We have evolved our manufacturing processes to better accommodate a wider range of tumor types. Our current manufacturing technologies have been successful in manufacturing product from approximately 92% of the RCC tumors received and approximately 82% of the tumors received from patients enrolled in Phase 2 clinical trials for the treatment of glioma. In addition, we may encounter problems with other types of cancer or patients if we expand our research. If we cannot overcome these problems, the number of patients or cancer types that our heat shock protein-based product candidates could treat would be limited. In addition, if we commercialize our heat shock protein-based product candidates, we may not be able to replicate past manufacturing success rates and we may face claims from patients for whom we are unable to produce a vaccine.
Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.
We currently manufacture our Prophage Series vaccines in our Lexington, MA facility. There is no guarantee that we will be able to meet future manufacturing demand for Prophage Series vaccines, and a failure to do so could cause a delay or cessation in the further development of our Prophage Series vaccine programs. Manufacturing of Prophage Series vaccines is complex, and various factors could cause delays or an inability to supply the vaccine. Deviations in the processes controlling manufacture could result in production failures. Furthermore, we have limited financial, personnel, and manufacturing resources and there is no assurance that we will be able to allocate resources necessary for the continued manufacturing of Prophage Series vaccines in light of competing corporate priorities. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture Prophage Series vaccines in addition to other product candidates in our current facility.
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
Our CPM antibody programs, will require substantial manufacturing development and investment to progress. The CPM antibody programs are preclinical, and we have only recently initiated the development of the reagents, cell lines and systems required to manufacture our antibody candidates. If these development-stage efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. In addition, our staff has limited experience in the manufacture and development of the CPM antibody programs and we have recruited or are recruiting additional staff with expertise in these areas. We also currently utilize consultants and advisors to assist advancing these operations. We rely on contract manufacturers (CMOs) and contract research organizations (CROs) to support our CPM antibody programs. In the future, we may need to secure additional manufacturing capacity with our current, or additional CMOs. Such an effort could divert resources away from the CPM antibody programs and lead to delays in the devleopment of product candidates. We may also need to develop or secure later phase and/or commercial manufacturing capabilities, all of which would cause us to incur additional costs and risk. In the event that our CPM antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited. In addition, while we currently have our own cGMP manufacturing facility in Lexington, MA, our facility is not currently configured or equipped to adequately support manufacturing of the required cell lines or the downstream production of cGMP antibody product candidates.

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
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted.
We have generated significant net operating loss carryforwards, or NOLs, as a result of our incurrence of losses since inception. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past and there can be no assurance that we have not experienced additional ownership changes. As a result, our NOLs may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs were freely usable. Any such limitation could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such a study.
Risks associated with doing business internationally could negatively affect our business.
As a result of our acquisition of 4-AB, we now have research and development operations in Switzerland and Germany. We have in the past, and may continue to pursue pathways to develop and commercialize our product candidates in non-U.S. jurisdictions. For example, our Oncophage® vaccine is approved for sale in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence, and we have partnered to commercialize this product in the Russian Federation with NewVac, who has been unsuccessful in doing so. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets and limitations on the flexibility of our operations and costs imposed by local labor laws. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change” and "Risk Factors - We may fail to realize the benefits we expect to realize as a result of our acquisition of 4-AB and/or we may suffer a loss in productivity as a result of the integration process."
If we, or our licensees, fail to obtain market demand or adequate levels of reimbursement for our product candidates, there may be no commercial or partnering opportunities for these products, or such opportunities may be significantly limited.
We or our current and future strategic alliance partners, if any, may be unable to dedicate sufficient resources to the commercialization of our current and future products and product candidates or may otherwise fail in their commercialization due to factors beyond our control. Although our Oncophage® vaccine is approved for sale in Russia for the treatment of kidney cancer patients at intermediate risk for disease recurrence, our licensee, NewVac, has been unsuccessful in securing reimbursement or market demand for this product. Our license agreement with NewVac will expire in December 2014 in accordance with its terms. In addition, our CPM antibody programs, are competing in a very crowded industry. If products that compete directly or indirectly with our products or product candidates advance quicker or prove superior to existing antibodies, market demand for our products or product candidates could be hampered or non-existent. We and our strategic partners, if any, will face competition from other products currently approved or that will be approved in the future for the same therapeutic indications.
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
We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, MF59, under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive with our ability to do future partnering and licensing deals with QS-21 Stimulon.
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
We have six preclinical CPM antibody programs that have been commenced by 4-AB, our wholly-owned subsidiary. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of these programs, including, for example, Bristol-Myers Squibb, which markets ipilimumab, an anti-CTLA-4 antibody, and has an anti-PD1 antibody in development, Merck, which has an approved anti-PD1 antibody in the United States, Ono Pharmaceuticals which has an approved anti-PD1 antibody in Japan, Medimmune, which has anti-CTLA-4, OX-40 and PD1 antibodies in development, and Curetech, which has an anti-PDI antibody in development, and Pfizer, which has an anti-CTLA-4 antibody in development. Tesaro also has antibody programs targeting PD-1, TIM-3 and LAG-3 and these include both monospecific and dual reactive antibody drug candidates.
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
An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our existing business. However, these business activities may entail numerous operational and financial risks, including:

•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new products or product candidates;

•	disruption of our business and diversion of our management's time and attention;

•	higher than expected development, acquisition or in-license and integration costs;

•	exposure to unknown liabilities;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	inability to retain key employees of any acquired businesses;

•	difficulty in managing multiple product development programs; and

•	inability to successfully develop new products or clinical failure.
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
While we have been pursuing these business development efforts for several years, we have not entered into a substantial agreement relating to the potential development or commercialization of any of our Prophage Series vaccines other than the agreement with NewVac to which we granted an exclusive license to manufacture, market and sell Oncophage as well as pursue a development program in the Russian Federation and certain other CIS countries. To date, the NewVac arrangement has not provided substantial benefit to us. NewVac has experienced challenges establishing manufacturing capabilities and securing government reimbursement, and has not met certain milestones set within the license agreement which will expire in December 2014 in accordance with its terms. In addition, other companies may not be interested in pursuing patient-specific vaccines like our Prophage Series vaccines, and many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.
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
Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, preclinical and clinical testing, completing regulatory applications, and commercializing product candidates. For example, development of Prophage Series vaccine for the treatment of patients with recurrent glioma is dependent, in large part, on the efforts of the Alliance for Clinical Trials in Oncology, a National Cancer Institute cooperative group, which is sponsoring a Phase 2 clinical trial of this product candidate in this indication. When our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon, other than HerpV, depend on the success of our collaborative partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully commercializing product candidates. We have granted NewVac an exclusive license to manufacture, market and sell Oncophage® in the Russian Federation and certain other CIS countries. NewVac has faced challenges establishing manufacturing capabilities and securing government reimbursement, which has impacted its ability to commercialize the product in the licensed territory. Our agreement with NewVac will terminate in December 2014 in accordance with its terms. We do not expect to receive financial or other benefits from our relationship with NewVac or the sale of Oncophage® in the Russian Federation or CIS countries.
In addition, our research, development, and commercialization efforts with respect to antibody candidates from the Retrocyte Display® technology platform include the participation of institutional and corporate collaborators. For example, 4-

AB has or has had collaborative arrangements with Ludwig Cancer Research (LCR) and Brazil-based Recepta Biopharma SA, among others. The initial term of the license agreement with LCR has expired and we are in discussions with LCR regarding a new arrangement. If we are not able to come to agreement on terms or maintain and optimize these arrangements, as well as advance other current or potential collaborations on terms favorable to us, this could have a negative impact on our operations.
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
Our internal computer systems, or those of our third-party clincal research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations.
Despite the implementation of security measures, our internal computer systems and those of our current and future clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed.
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
Clinical development, including preclinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of September 30, 2014, we have spent approximately 19 years and $308.5 million on our research and development program in heat shock protein-based vaccines for cancer. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and preclinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Preclinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a preclinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.
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
Because we are a company operating in a highly regulated industry, regulatory authorities could take enforcement action against us in connection with our, or our licensees or collaborators, business and marketing activities for various reasons. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign governmental officials for the purpose of obtaining or retaining business abroad.
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
Because we are focused on novel technologies, our research and development activities, including our nonclinical studies and clinical trials, involve the ongoing discovery of new facts and the generation of new data, based on which we determine next steps for a relevant program. These developments can occur with varying frequency and constitute the basis on which our business is conducted. We make determinations on an ongoing basis as to which of these facts or data will influence timelines and costs of programs. We may not always be able to make such judgments accurately, which may increase the costs we incur attempting to commercialize our product candidates. We monitor the likelihood of success of our initiatives and we may need to discontinue funding of such activities if they do not prove to be commercially feasible, due to our limited resources.
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
We have ownership of or exclusive rights to approximately 60 issued United States patents and approximately 102 issued foreign patents. We also have ownership of or exclusive rights to approximately 9 pending United States patent applications and approximately 39 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office, or USPTO, uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
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
Through our acquisition of 4-AB, we also own a number of patents and patent applications directed to various methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising out of 4-AB’s technology platforms. In particular, we own patents and patent applications relating to Retrocyte Display® technology platform, a high throughput antibody expression platform for the identification of fully-human and humanized monoclonal antibodies.  This patent family is projected to expire between 2029 and 2031.  In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we intend to seek patent protection for newly-identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that were newly acquired from 4-AB, will have commercial value, or that any of our existing or future patent applications, including the patent applications that were newly acquired with 4-AB, will result in the issuance of valid and enforceable patents.
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
From time to time we may become a party to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.
We maintain property and general commercial insurance coverage as well as errors and omissions and directors and officers insurance policies. This insurance coverage may not be sufficient to cover us for future claims.
We are also exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-

dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.
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
The first right to negotiate provision contained in our agreement with one of our licensees could hinder or delay a change of control of our company or the sale of certain of our assets.
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
For the period from our initial public offering on February 4, 2000 to September 30, 2014, and for the nine months ended September 30, 2014, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.41 and $5.10 per share, respectively. The average daily trading volume for the nine months ended September 30, 2014 was approximately 810,000 shares while the average daily trading volume for the year ended December 31, 2013 was approximately 367,000 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2014, we had 62,684,465 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. As of September 30, 2014, we had filed registration statements to permit the sale of approximately 12,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of September 30, 2014, an aggregate of approximately 15.0 million of these shares remain available for sale. Contingent milestone payments, payable in cash or shares of our common stock at our option, will be due to the 4-AB Shareholders as follows (i) $20 million upon our market capitalization exceeding $300 million for ten consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus; (ii) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus, and (iii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus.
As of September 30, 2014, warrants to purchase approximately 2,951,000 shares of our common stock with a weighted average exercise price per share of $10.87 were outstanding.
As of September 30, 2014, options to purchase 6,841,400 shares of our common stock with a weighted average exercise price per share of $4.52 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2014 we have 78,828 nonvested shares outstanding.
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
We do not intend to pay dividends on our common stock and, consequently your ability to obtain a return on your investment will depend on appreciation in the price of our common stock.
 We have never declared or paid any cash dividend on our common stock and do not intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or maintain their current value.
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

Date:	October 31, 2014	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document