Form 10-Q
period 2015-03-31
AGENUS INC
filed 2015-05-01
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of April 27, 2015: 71,485,732 shares

Agenus Inc.
Three Months Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$79,304,207	$25,714,519
Short-term investments	—	14,509,570
Inventories	88,200	95,700
Accounts Receivable	2,533,668	463,007
Prepaid expenses	2,480,448	1,247,548
Other current assets	747,437	639,957
Total current assets	85,153,960	42,670,301

Plant and equipment, net of accumulated amortization and depreciation of $28,676,061 and $28,369,982 at March 31, 2015 and December 31, 2014, respectively	5,879,575	5,996,687
Goodwill	18,268,662	17,869,023
Acquired intangible assets, net of accumulated amortization of $609,846 and $462,248 at March 31, 2015 and December 31, 2014, respectively	6,815,169	6,773,722
Other long-term assets	1,206,932	1,216,795
Total assets	$117,324,298	$74,526,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$423,838	$1,257,178
Current portion, deferred revenue	9,586,244	184,421
Accounts payable	3,972,920	1,710,946
Accrued liabilities	6,253,883	5,501,527
Other current liabilities	762,088	575,351
Total current liabilities	20,998,973	9,229,423

Other long-term debt	11,078,526	4,769,359
Deferred revenue	17,243,611	3,009,568
Contingent royalty obligation	14,800,000	15,279,000
Contingent purchase price consideration	3,958,000	16,420,300
Other long-term liabilities	2,986,004	2,800,491
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2015 and December 31, 2014; liquidation value of $32,063,092 at March 31, 2015	316	316
Common stock, par value $0.01 per share; 140,000,000 shares authorized; 70,836,180 and 62,720,065 shares issued at March 31, 2015 and December 31, 2014, respectively	708,362	627,201
Additional paid-in capital	756,804,409	715,667,633
Accumulated other comprehensive loss	(1,206,099)	(1,970,420)
Accumulated deficit	(710,047,804)	(691,306,343)
Total stockholders’ equity	46,259,184	23,018,387
Total liabilities and stockholders’ equity	$117,324,298	$74,526,528
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Research and development revenue	3,953,299	720,856
Total revenues	3,953,299	720,856
Operating expenses:
Research and development	(9,220,143)	(4,472,533)
General and administrative	(5,487,109)	(5,163,493)
Contingent purchase price consideration fair value adjustment	(7,537,700)	(909,000)
Operating loss	(18,291,653)	(9,824,170)
Other (expense) income:
Non-operating (expense) income	(52,945)	9,822,466
Interest expense, net	(396,863)	(355,809)
Net loss	(18,741,461)	(357,513)
Dividends on Series A-1 convertible preferred stock	(50,620)	(51,026)
Net loss attributable to common stockholders	$(18,792,081)	$(408,539)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.28)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	66,667,290	50,556,807

Other comprehensive income (loss):
Foreign currency translation gain	$764,321	$215,417
Other comprehensive income	764,321	215,417
Comprehensive loss	$(18,027,760)	$(193,122)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,741,461)	$(357,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	445,497	266,528
Share-based compensation	1,492,791	953,836
Non-cash interest expense	203,347	153,146
Loss on disposal of assets	—	1,150
Change in fair value of contingent obligations	7,058,700	(8,894,974)
Loss on extinguishment of debt	154,117	—
Changes in operating assets and liabilities:
Accounts receivable	(2,055,256)	1,200
Inventories	7,500	—
Prepaid expenses	(973,812)	(279,825)
Accounts payable	2,273,733	184,008
Deferred revenue	23,635,860	(688,904)
Accrued liabilities and other current liabilities	724,760	(1,433,230)
Other operating assets and liabilities	(10,930,439)	(29,768)
Net cash provided by (used in) operating activities	3,295,337	(10,124,346)
Cash flows from investing activities:
Cash acquired in acquisition	—	514,470
Purchases of plant and equipment	(323,552)	(172,592)
Proceeds from sale of available-for-sale securities	14,534,486	—
Net cash provided by investing activities	14,210,934	341,878
Cash flows from financing activities:
Net proceeds from sale of equity	35,000,000	56,667,252
Proceeds from employee stock purchases and option exercises	1,108,906	84,271
Financing of plant and equipment	—	(9,505)
Proceeds from issuance of long-term debt	9,000,000	—
Payments of debt	(833,334)	(833,333)
Payment of contingent purchase price consideration	(8,180,000)	—
Net cash provided by financing activities	36,095,572	55,908,685
Effect of exchange rate changes on cash	(12,155)	13,105
Net increase in cash and cash equivalents	53,589,688	46,139,322
Cash and cash equivalents, beginning of period	25,714,519	27,351,969
Cash and cash equivalents, end of period	$79,304,207	$73,491,291
Supplemental cash flow information:
Cash paid for interest	$201,731	$193,893
Non-cash investing and financing activities:
Issuance of common stock, $0.01 par value, for payment of contingent purchase price consideration	$216,567	$—
Issuance of common stock, $0.01 par value, for acquisition of 4-Antibody AG	—	10,102,259
Contingent purchase price consideration issued in connection with the acquisition of 4-Antibody AG	—	9,721,000
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

•	our antibody platforms, including our proprietary Retrocyte Display™ and SECANT® technologies (see Note M), and our antibody programs, including checkpoint modulators, or CPMs;

•	our heat shock protein (HSP)-based vaccines; and

•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.
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
Agenus’ core technologies include Retrocyte Display, a powerful proprietary platform designed to effectively discover and optimize novel, fully human and humanized monoclonal antibodies against antigens of interest. Our Retrocyte Display technology is applied to the discovery and development of antibodies, including those targeting significant checkpoint targets. Agenus and its partners currently have pre-clinical programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1. In April 2015, we expanded our antibody discovery platform through the acquisition of key antibody assets from Celexion, LLC, see Note M. Among the acquired assets was the SECANT yeast display platform for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs.
In February 2015, we entered into a broad, global alliance with Incyte Corporation, or Incyte, to pursue the discovery and development of CPMs, initially targeting GITR, OX40, TIM-3 and LAG-3 in the fields of hematology and oncology. We also began collaborating with Merck Sharpe & Dohme in April 2014 to discover antibodies against two undisclosed CPM targets. We anticipate initiating clinical trials with the first of our CPM antibody candidates in 2016.
We have also been advancing a series of HSP-based vaccines to treat cancer and infectious disease. In July 2014, we reported positive results from a Phase 2 clinical trial with our Prophage Series vaccine, which showed that patients with newly-diagnosed GBM who were treated with a combination of our Prophage Series vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, as compared to historical control data. We are currently exploring options to advance our Prophage Series vaccine into a Phase 3 clinical trial for newly diagnosed GBM, either alone or through a strategic relationship with a third party. We also reported positive results in June 2014 from a Phase 2 clinical trial with our HerpV vaccine candidate for genital herpes. While we do not expect to advance this into a Phase 3 clinical trial for genital herpes, these data demonstrated a HSP vaccine induced disease specific immune response against genital herpes, and we are currently in the process of evaluating the broader application of our HSP peptide-based vaccines beyond genital herpes.
The Company’s QS-21 Stimulon adjuvant is a key component in several of GSK’s pre-clinical and clinical stage vaccine programs, which target prophylactic or therapeutic impact in a variety of infectious diseases and cancer. In December 2014, GSK reported that its Phase 3 clinical trial with shingles vaccine HZ/su, using our QS-21 Stimulon adjuvant, met its primary endpoint, reducing the risk of shingles by 97.2% in adults aged 50 years and older compared to placebo. GSK also reported positive Phase 3 clinical trial results for its malaria vaccine using QS-21 Stimulon in October 2013. QS-21 Stimulon is also the subject of an out-license agreement with Janssen Sciences Ireland UC for use in a vaccine for Alzheimer’s disease.
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
We have incurred significant losses since our inception. As of March 31, 2015 we had an accumulated deficit of $710.0 million. We have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at March 31, 2015 will be sufficient to satisfy our liquidity requirements through the first half of 2016.
We may attempt to raise additional funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Our research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of research and development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are pre-clinical and the further development of our HSP-based vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements. Therefore, we cannot predict if or when material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. Active programs involving QS-21 Stimulon depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.
For our subsidiary 4-Antibody AG ("4-AB"), which operates in Switzerland and Germany, the local currency is the functional currency. Assets and liabilities of 4-AB are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total stockholders’ equity.
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

	March 31,
	2015	2014
Warrants	4,351,450	2,951,450
Stock options	7,834,555	4,267,655
Nonvested shares	67,578	109,747
Convertible preferred stock	333,333	333,333
Convertible Notes	—	382,769

Note C - Debt

As of March 31, 2015, we have $14.4 million in principal of debt outstanding; $14.3 million of notes and $146,000 of debentures.

On February 20, 2015, we, certain existing investors and certain additional investors entered into an Amended and Restated Note Purchase Agreement, pursuant to which we (i) canceled our senior subordinated promissory notes issued in April 2013 (the "2013 Notes") in exchange for new senior subordinated promissory notes (the “2015 Subordinated Notes”) in the aggregate principal amount of $5.0 million, (ii) issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million and (iii) issued five year warrants to purchase 1,400,000 shares of our common stock at an exercise price of $5.10 per share.

The 2015 Subordinated Notes bear interest at a rate of 8% per annum, payable in cash on the first day of each month in arrears. Among other default and acceleration terms customary for indebtedness of this type, the 2015 Subordinated Notes include default provisions which allow for the noteholders to accelerate the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance. The 2015 Subordinated Notes are not convertible into shares of our common stock and will mature on February 20, 2018, at which point we must repay the outstanding balance in cash. The Company may prepay the 2015 Subordinated Notes at any time, in part or in full, without premium or penalty.

The exchange of the 2013 Notes for the 2015 Subordinated Notes was accounted for as a debt extinguishment under the guidance of Accounting Standards Codification 470-50 Debt: Modifications and Extinguishments. For the three months ended March 31, 2015 we recorded a loss on debt extinguishment of approximately $154,000 in non-operating (expense) income in our condensed consolidated statements of operations and comprehensive loss. The debt discount of approximately $3.0 million, which relates to the warrants issued in connection with the 2015 Subordinated Notes, is being amortized using the effective interest method over three years; the expected life of the 2015 Subordinated Notes.

In April 2015, we made our final payment of approximately $278,000 under our $5.0 million Loan and Security Agreement with Silicon Valley Bank ("SVB Loan") in accordance with the terms of the SVB Loan. We have no further outstanding indebtedness or obligations under the SVB Loan.

Note D - Collaborations

Incyte Corporation-
On January 9, 2015 and effective February 19, 2015 we entered into a global license, development and commercialization agreement (the “Collaboration Agreement”) with Incyte Corporation and a wholly-owned subsidiary thereof (collectively "Incyte"), pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our proprietary antibody discovery platforms. The Collaboration Agreement is initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years.
On January 9, 2015 we also entered into a Stock Purchase Agreement with Incyte Corporation (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $35.0 million, Incyte purchased approximately 7.76 million shares of our common stock, see Note K for more details.
Agreement Structure
Under the terms of the Collaboration Agreement, we received a non-creditable, nonrefundable upfront payment of $25.0 million. In addition, the parties will share all costs and profits for the GITR and OX40 antibody programs on a 50:50 basis (profit-share products), and we are eligible to receive up to $20 million in future contingent development milestones under these programs. Incyte is obligated to reimburse us for all development costs that we incur in connection with the LAG-3 and TIM-3 antibody programs (royalty-bearing products) and we are eligible to receive (i) up to $155 million in future contingent development, regulatory, and commercialization milestone payments and (ii) tiered royalties on global net sales at rates generally ranging from 6% to 12%. For each royalty-bearing product, we will also have the right to elect to co-fund 30% of development costs incurred following initiation of pivotal clinical trials in return for an increase in royalty rates. Additionally, we retain co-promotion participation rights in the United States on any profit-share product. Through the direction of a joint steering committee, the parties anticipate that, for each program, we will serve as the lead for pre-clinical development activities through IND filing, and Incyte will serve as the lead for clinical development activities. The parties expect to initiate the first clinical trials of antibodies arising from these programs in 2016. For each additional antibody arising from a program that the parties elect to bring into the collaboration, if any, we will have the option to designate it as a profit-share product or a royalty-bearing product.
The Collaboration Agreement will continue as long as (i) any product is being developed or commercialized or (ii) the discovery period remains in effect. After the first anniversary of the effective date of the Collaboration Agreement, Incyte may terminate the Collaboration Agreement or any individual program for convenience upon 12 months’ notice. The Collaboration Agreement may also be terminated by either party upon the occurrence of an uncured material breach of the other party or by us if Incyte challenges patent rights controlled by us. In addition, either party may terminate the Collaboration Agreement as to any program if the other party is acquired and the acquiring party controls a competing program.
Collaboration Revenue
Through the three months ended March 31, 2015 we have recognized revenue of approximately $3.6 million under the Collaboration Agreement, of which, $1.3 million is related to the amortization of the $25.0 million non-creditable, nonrefundable upfront payment. As of March 31, 2015 we have deferred revenue outstanding under the Collaboration Agreement of approximately $23.7 million.

Note E - Goodwill and Acquired Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2015 (in thousands):

Balance, December 31, 2014	$17,869
Foreign currency translation adjustment	400
Balance, March 31, 2015	$18,269

Acquired intangible assets consisted of the following at March 31, 2015 (in thousands):

	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	15 years	$4,461	$(335)	$4,126
Trademarks	4.5 years	836	(209)	627
Other	3 years	177	(66)	111
In-process research and development	Indefinite	1,951	—	1,951
Total		$7,425	$610	$6,815

The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense related to acquired intangibles is estimated at $407,000 for the balance of 2015, $517,000 for each of the years ending 2016 and 2017, $412,000 for the year ending 2018, $297,000 for the year ending 2019, and $272,000 for each of the years 2020-2029.
The acquired in-process research and development ("IPR&D") asset relates to the six pre-clinical CPM antibody programs acquired with our acquisition of 4-AB in February 2014. IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.
Note F - Investments
Cash equivalents and short-term investments consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$69,444	$69,444	$25,149	$25,149
U.S. Treasury Bills	—	—	14,508	14,510
	$69,444	$69,444	$39,657	$39,659
For the three months ended March 31, 2015, we received proceeds of approximately $14.5 million from the sale of available-for-sale securities. No proceeds from the maturity of available-for-sale securities were received for the year ended December 31, 2014. Gross realized gains and gross realized losses included in net loss as a result of the sale of available-for-sale securities were immaterial for the three months ended March 31, 2015. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as March 31, 2015 and December 31, 2014.
Of the investments listed above, $69.4 million and $25.1 million have been classified as cash equivalents on our condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively.
Note G - Share-based Compensation Plans
We primarily use the Black-Scholes option pricing model to value stock options granted to employees and non-employees, including stock options granted to members of our Board of Directors. All stock options have 10-year terms and generally vest ratably over a 3 or 4-year period. A non-cash charge to operations for the stock options granted to non-employees that have vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock.
A summary of option activity for the three months ended March 31, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,525,724	$4.40
Granted	1,796,244	4.94
Exercised	(275,621)	3.86
Forfeited	(179,743)	3.18
Expired	(32,049)	8.40
Outstanding at March 31, 2015	7,834,555	$4.56	7.94	$8,838,984
Vested or expected to vest at March 31, 2015	7,155,578	$4.63	7.84	$7,878,403
Exercisable at March 31, 2015	3,593,394	$5.39	6.89	$3,345,678
The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2015 and 2014, were $3.21 and $2.54, respectively.

As of March 31, 2015, $7.7 million of total unrecognized compensation cost, $297,000 of which pertains to a market condition award, related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.
As of March 31, 2015, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $839,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the three months ended March 31, 2015 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	78,828	$3.93
Granted	—	—
Vested	(11,250)	4.18
Forfeited	—	—
Outstanding at March 31, 2015	67,578
As of March 31, 2015, there was $157,000 of unrecognized share-based compensation expense related to these nonvested shares awarded to employees expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2015, unrecognized expense for nonvested shares awarded to outside advisors is $49,000. The total intrinsic value of shares vested during the three months ended March 31, 2015, was $47,000.
During the three months ended March 31, 2015, 14,680 shares were issued under the 2009 Employee Stock Purchase Plan, 11,250 shares were issued as a result of the vesting of nonvested stock and 275,621 shares were issued as a result of stock option exercises.
The impact on our results of operations from share-based compensation for the three months ended March 31, 2015, and 2014, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$570	254
General and administrative	923	700
Total share-based compensation expense	$1,493	$954
Note H - Accrued Liabilities
Accrued liabilities consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Professional fees	$1,685	$1,438
Payroll	2,297	3,134
Other	2,272	930
	$6,254	$5,502

Note I - Fair Value Measurements
We measure our short-term investments, contingent royalty obligation, and contingent purchase price consideration at fair value. Our short-term investments were comprised solely of U.S. Treasury securities that were valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 assets.

The fair values of our contingent royalty obligation and our contingent purchase price consideration, $14.8 million and $4.0 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities uses assumptions we believe would be made by a market participant. In particular, the valuation analysis for the contingent royalty obligation used the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon. The fair value of the contingent royalty obligation is estimated by applying a risk adjusted discount rate (10.2%) to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty obligation.
The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and other factors impacting the probability of triggering the milestone payments. Market capitalization was evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.
Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent royalty obligation	$14,800	$—	$—	$14,800
Contingent purchase price consideration	3,958	—	—	3,958
	$18,758	$—	$—	$18,758

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$14,510	$14,510	$—	$—

Liabilities:
Contingent royalty obligation	15,279	—	—	15,279
Contingent purchase price consideration	16,420	—	—	16,420
	$31,699	$—	$—	$31,699
The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2015 (amounts in thousands):

Balance, December 31, 2014	$31,699
Change in fair value of contingent royalty obligation during the period	(479)
Change in fair value of contingent purchase price consideration during the period	7,538
Achievement of contingent purchase price milestone	(20,000)
Balance, March 31, 2015	$18,758
The decrease in fair value of the contingent royalty obligation liability is included in non-operating (expense) income in our condensed consolidated statement of operations for the three months ended March 31, 2015. There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.
On January 23, 2015, we achieved the first contingent milestone pursuant to the terms of our Share Exchange Agreement dated January 10, 2014, by and among us, 4-AB, the former shareholder of 4-AB and Vischer AG, as Representative (the "Share Exchange Agreement"), and accordingly we paid $20.0 million.

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in the condensed consolidated balance sheets. The fair value of our outstanding debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.
 The fair value of our outstanding debt balance at March 31, 2015 and December 31, 2014 was $15.2 million and $6.1 million respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The principal value of our outstanding debt balance at March 31, 2015 and December 31, 2014 was $14.4 million and $6.3 million, respectively.

Note J - Benefit Plans
We maintain a multiple employer benefit plan that covers all of our international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.
For three months ended March 31, 2015 we contributed approximately $24,000 to our international multiple employer benefit plan and for the remainder of the year ending December 31, 2015 we expect to contribute approximately $80,000 to the plan. No contributions were made for the three months ended March 31, 2014.
Note K - Equity
On January 9, 2015, in connection with the execution of the Collaboration Agreement, we also entered into the Stock Purchase Agreement with Incyte Corporation, pursuant to which Incyte Corporation purchased approximately 7.76 million shares of our common stock (the “Shares”) in February 2015 for an aggregate purchase price of $35.0 million, or approximately $4.51 per share. Under the Stock Purchase Agreement, Incyte has agreed not to dispose of any of the Shares for a period of 12 months and we have agreed to register the Shares for resale under the Securities Act of 1933, as amended (the "Securities Act").
In connection with the achievement of the first contingent milestone pursuant to the Share Exchange Agreement, we issued 50,596 shares of our common stock valued at approximately $217,000 as payment of a portion of our obligation.
Note L - Recent Accounting Pronouncements
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

Note M - Subsequent Events
On April 7, 2015 (the “Closing Date”), we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Celexion, LLC (“Celexion”) and each of the members of Celexion, pursuant to which, we acquired Celexion’s SECANT yeast display antibody discovery platform, its full-length IgG antibody library, its technology for the discovery of molecules targeting cell membrane-associated antigens, and certain other related intellectual property assets (collectively, the “Purchased Assets”). As consideration for the Purchased Assets, on the Closing Date we paid Celexion $1.0 million in cash and issued Celexion 574,140 shares of our common stock valued at approximately $5.23 per share. As additional consideration for the Purchased Assets, we agreed under the Purchase Agreement to pay to Celexion (i) $1.0 million in cash payable on each of the 9-month and 18-month anniversaries of the Closing Date and (ii) $4.0 million on each of the 12-month and 24-month anniversaries of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. If we elect to pay any of the additional consideration in shares of our common stock, such shares will be issued at a price per share equal to the simple average of the daily closing volume weighted average price over the 20 trading days preceding the date of issuance. We have agreed to file one or more registration statements under the Securities Act to cover the resale of all shares issued as consideration under the Purchase Agreement. We are currently in the process of determining the impact the acquisition of the SECANT yeast display antibody discovery platform will have on our financial position and results of operations.

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
Oncophage®, Stimulon®, Retrocyte Display™ and SECANT® are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.
Overview
We are an immunotherapy company discovering and developing innovative treatments for patients with cancer and other diseases in which modulation of immune function could provide therapeutic benefit. Our approaches are driven by three platform technologies:

•	our antibody platform, including our proprietary Retrocyte Display and SECANT technologies, and our antibody programs, including checkpoint modulators, or CPMs;

•	our heat shock protein (HSP)-based vaccines; and

•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon adjuvant, or QS-21 Stimulon.
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
Our Retrocyte Display platform has been applied to the discovery and development of CPMs targeting significant checkpoint targets. Agenus and its partners have pre-clinical programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1. In April 2015, we expanded our antibody discovery platform through the acquisition of key antibody assets from

Celexion, LLC. Among the acquired assets was the SECANT yeast display platform for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs.
In January 2015, we announced a broad, global alliance with Incyte Corporation, or Incyte, to pursue the discovery and development of CPMs that initially target GITR, OX40, TIM-3 and LAG-3, and potentially other antibodies for the treatment of patients with cancer. We also began collaborating with Merck Sharpe & Dohme, or Merck, in April 2014 to discover antibodies against two undisclosed checkpoint targets. We plan to file two INDs in 2015 for CPM antibody candidates targeting GITR and CTLA-4, and we anticipate initiating clinical trials with the first of our CPM antibody candidates in 2016.
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
We have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at March 31, 2015 will be sufficient to satisfy our liquidity requirements through the first half of 2016. We may attempt to raise additional funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Historical Results of Operations
Three months ended March 31, 2015 Compared to the three months ended March 31, 2014
Revenue: We recognized revenue of approximately $4.0 million and $721,000 during the three months ended March 31, 2015 and 2014, respectively. Revenues primarily include fees earned under our license agreements. During the three months ended March 31, 2015 and 2014, we recorded approximately $1.3 million and $689,000, respectively, from the amortization of deferred revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 106% to $9.2 million for the three months ended March 31, 2015 from $4.5 million for the three months ended March 31, 2014. Increased expenses in 2015 primarily relate to the increased research and development costs of the CPM antibody programs and compensation expense related to increased headcount.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 6% to $5.5 million for the three months ended March 31, 2015 from $5.2 million for the three months ended March 31, 2014.
Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the increase in the fair value of our contingent purchase price consideration during the three months ended March 31, 2015 related to the achievement of a milestone during the quarter.
Non-operating (expense) income: Non-operating expense for the three months ended March 31, 2015 represents a foreign currency exchange loss as well as the loss on extinguishment of our 2013 Notes partially offset by the change in the fair value of our contingent royalty obligation. Non-operating income for the three months ended March 31, 2014 represents the change in the fair value of our contingent royalty obligation. The fair value of this contingent royalty obligation changed primarily due to changes in the estimated revenue stream underlying the obligation.
Interest Expense, net: Interest expense, net increased to approximately $397,000 for the three months ended March 31, 2015 from $356,000 for the three months ended March 31, 2014 due to the issuance of our 2015 Subordinated Notes in February 2015.
Research and Development Programs

During the three months ended March 31, 2015, these research and development programs consisted largely of our HSP-based vaccines for cancer and infectious diseases and CPM antibody programs as indicated in the following table (in thousands).

Research and Development Program	Product	Three Months Ended March 31,	Year Ended December 31,			Prior to 2012	Total
		2015	2014	2013	2012
Heat shock proteins for cancer	Prophage Series Vaccines	$1,178	$6,153	$5,882	$5,613	$292,033	$310,859
Heat shock proteins for infectious diseases	HerpV	227	2,443	6,358	4,862	19,088	32,978
Vaccine adjuvant	QS-21 Stimulon	72	321	753	85	12,498	13,729
Checkpoint modulator programs*		7,608	13,422	—	—	—	21,030
Other research and development programs		135	10	12	4	33,540	33,701
Total research and development expenses		$9,220	$22,349	$13,005	$10,564	$357,159	$412,297
___________________________
*    Prior to 2014, costs were incurred by 4-Antibody (4-AB), a company we acquired in February 2014.
Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are pre-clinical, and because further development of HSP-based vaccines is dependent on successful partnering or funding efforts, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. Active programs involving QS-21 Stimulon depend on our collaborative partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $710.0 million as of March 31, 2015. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. We have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2015, we have raised aggregate net proceeds of approximately $663.7 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible notes and other notes. In February 2015, we received aggregate proceeds of $60.0 million through our collaboration and stock purchase agreements with Incyte Corporation and issued $9.0 million in new 2015 Subordinated Notes.
We also maintain an effective registration statement (the "Shelf Registration Statement"), covering the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. The Shelf Registration Statement includes a prospectus covering the offering, issuance and sale of up to ten million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. As of March 31, 2015, we have 10.0 million shares available for sale under the Sales Agreement.

As of March 31, 2015, we had $14.4 million of debt outstanding, $278,000 of which was paid and settled in April 2015. In April 2013, we entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “2013 Notes”) in the aggregate principal amount of $5.0 million due in April 2015. In February 2015, we exchanged the 2013 Notes for new senior subordinated notes (the "2015 Subordinated Notes") in the aggregate principal amount of $5.0 million with annual interest at 8% and also issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million, such notes due February 2018. In addition, we also issued to the holders of the 2015 Subordinated Notes five year warrants to purchase 1.4 million unregistered shares of our common stock at an exercise price of $5.10 per share.
Our cash, cash equivalents, and short-term investments at March 31, 2015 were $79.3 million, an increase of $39.1 million from December 31, 2014, principally as a result of (i) our collaboration and stock purchase agreements with Incyte which generated aggregate proceeds of $60.0 million and (ii) our 2015 Subordinated Notes which generated an aggregate of $9.0 million of new proceeds. We believe that, based on our current plans and activities, our cash and cash equivalents of $79.3 million as of March 31, 2015 will be sufficient to satisfy our liquidity requirements through the first half of 2016. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaborative, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $71.1 million over the term of the related activities. Through March 31, 2015, we have expensed $53.9 million as research and development expenses and $52.6 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $6.7 million, $6.6 million of which have been paid as of March 31, 2015. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.
Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaborative arrangements with academic and collaborative partners and licensees and by entering into new collaborations. As a result of our collaborative agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, our collaboration with Incyte for the development, manufacture and commercialization of CPM antibodies against certain targets is managed by a joint steering committee with equal representation from Agenus and Incyte. We also have agreements with licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines, which grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed products that result from these agreements, which may or may not be achieved.

Net cash provided by operating activities for the three months ended March 31, 2015 was $3.3 million while net cash used in operating activities for the three months ended March 31, 2014, was $10.1 million. This increase primarily resulted from the receipt of the up-front fees under our Collaboration Agreement with Incyte partially offset by the payment related to our contingent purchase price consideration during 2015. We continue to support and develop our QS-21 Stimulon partnering collaborations. If applications for marketing approval of vaccines that are submitted by our licensees are approved, the first products containing QS-21 Stimulon are anticipated to be launched in the 2016-2017 time-frame. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaborative agreements, and our ability to enter into new collaborations. Under our Collaboration Agreement with Incyte, we are required to share costs with Incyte on a

50:50 basis under the GITR and OX40 programs; there is a potential for these costs to be high and the development program budgets for these antibodies to not be in our complete control.
Recent Accounting Pronouncements
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

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 28% and 22% of our operating expenses for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, were from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro and Swiss Franc, in large part due to our wholly-owned subsidiary, 4-Antibody, a company with operations in Switzerland and Germany. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
We had cash and cash equivalents at March 31, 2015 of $79.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2015.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors
Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.
Risks Related to our Business
If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.
Our net losses for the years ended December 31, 2014, 2013, and 2012, were $42.5 million, $30.1 million, and $11.3 million, respectively. During three months ended March 31, 2015, we generated a net loss of $18.7 million.
We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaborative partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of CPM product candidates, including through our collaboration with Incyte, our HSP-based vaccines, and vaccines containing QS-21 Stimulon. From our inception through March 31, 2015, we have incurred net losses totaling $710.0 million.
On March 31, 2015, we had $79.3 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at March 31, 2015 will be sufficient to satisfy our liquidity requirements through the first half of 2016. We expect to attempt to raise additional funds in advance of depleting our current funds although additional funding may not be available on favorable terms, or at all. For the three months ended March 31, 2015, our average monthly cash provided by operating activities was approximately $1.1 million. This average monthly cash provided by operating activities primarily resulted from one-time payments received under the collaboration agreement and therefore our net cash provided by operations for the quarter ended March 31, 2015 is not indicative of future results.
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

•
the scope, progress, results and costs of researching and developing our future product candidates, and conducting pre-clinical and clinical trials, including with respect to our GITR and OX40 antibody programs, for which we have agreed to share all costs and profits with Incyte on a 50:50 basis;

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
If we default on certain of our outstanding debt instruments and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.
In February 2015, we exchanged the senior subordinated promissory notes that we issued in 2013 for new senior subordinated promissory notes in the aggregate principal amount of $5.0 million with annual interest at 8%, and we issued an additional $9.0 million principal amount of such notes (the "2015 Subordinated Notes"). The 2015 Subordinated Notes are due February 2018 and include default provisions which allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance.
If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.
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
We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize CPM antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these CPM antibodies may be terminated or substantially delayed, and our business would be severely harmed.
Under the terms of our collaboration agreement with Incyte, we and Incyte have created a joint steering committee that oversees and manages worldwide regulatory, development, manufacturing and commercialization activities for our CPM antibody product candidates with equal representation from both parties. We anticipate that, for each program, Agenus will serve as the lead for pre-clinical development activities through the filing of an investigational new drug application, or IND, and Incyte will serve as the lead for clinical development activities. Accordingly, the timely and successful completion by Incyte of clinical development activities will significantly affect the timing and amount of any revenues we may receive under the collaboration agreement. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval and commercialization efforts related to CPM antibodies under the collaboration could be delayed or terminated, and it could become necessary for us to assume the responsibilities for the clinical development, manufacturing, regulatory approval or commercialization of the CPM antibodies at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones will be achieved, that we will receive any future milestone or royalty payments under the collaboration agreement, or that we will share in any revenues under the collaboration agreement.
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
Our CPM programs are currently in pre-clinical development. Even if our pre-clinical studies produce positive results, they may not necessarily be predictive of the results of future clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in future clinical trials of CPM antibodies, our business and financial prospects would be materially adversely affected.
We are undergoing significant growth, and we may encounter difficulties in managing this growth, which could disrupt our operations.
From January 1, 2014 to March 31, 2015 we increased our employee headcount from 68 to 140, 38 of whom joined us in connection with the acquisition of 4-AB in February 2014. In addition, through 4-AB, we also expanded our research and development activities internationally to Switzerland and Germany. In April 2015, we further expanded our antibody discovery platform through the acquisition of antibody platform assets from Celexion, LLC. We expect to continue increasing our headcount as we continue to build our research and development capabilities and integrate our acquired technology platforms. To manage this anticipated growth and expansion, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.
We may fail to realize the benefits we expect to realize as a result of the acquisition of certain assets from Celexion, LLC and/or we may suffer a loss in productivity as a result of the integration of those assets into our business.
The long-term success of the acquisition of certain assets, including the SECANT yeast display platform for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs, from Celexion, LLC will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our proprietary Retrocyte Display platform with the SECANT platform. We may never realize these anticipated business opportunities and growth prospects. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including advancing the development of CPMs. If any of these factors limit our ability to integrate the SECANT technology platform with our existing technologies successfully or on a timely basis, or to develop the business opportunities that we expect to realize from the acquisition of the SECANT technology platform, the expectations of future results of operations might not be met.
We may not receive anticipated QS-21 Stimulon revenues from our licensees.
We currently rely upon and expect to continue to rely upon third party licensees, particularly GlaxoSmithKline, or GSK, to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant.
As each licensee controls its own product development process, we cannot predict our licensees' requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or terminate programs containing QS-21 Stimulon at any time. In addition, clinical trials being conducted by our licensees may not be successful. For example, in April 2014, GSK announced the termination of a Phase 3 trial of its MAGE-A3 cancer immunotherapeutic (a vaccine containing QS-21 Stimulon) in non-small cell lung cancer, and in 2013, GSK announced the Phase 3 trial of their MAGE-A3 cancer immunotherapeutic in melanoma missed its first co-primary endpoint and that the study would continue until completion of its second co-primary endpoint, which is expected to occur in 2015. The results of these trials and other trials conducted by our licensees, as well as other factors, may cause our licensees to terminate additional programs containing QS-21 Stimulon, which could materially diminish future potential revenue from QS-21 Stimulon. In addition, even if our licensees successfully complete clinical trials with vaccine candidates using QS-21 Stimulon there is no guarantee that these products will obtain regulatory approval or, if so approved, will generate any future milestones or royalty payments.
Any inability to receive anticipated revenues, or a reduction in revenues, generated from QS-21 Stimulon could have a material adverse effect on our business, financial condition and results of operations.
Our HSP peptide-based platform for infectious diseases is in early stage development, and there is no guarantee that a product candidate will progress from this platform.
In June 2014, we reported positive results from a Phase 2 trial with our HerpV vaccine candidate for genital herpes, which includes QS-21 Stimulon. While the HerpV Phase 2 met its formal endpoints, it is unclear that the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. Although we would consider potential partnering relationships for the further development of our HerpV program, we are not currently engaged in any discussions with any such potential partners, and we do not currently expect to advance this program into a Phase 3 trial. We are currently in the process of evaluating the broader application of our HSP peptide-based vaccines beyond genital herpes, but there is no guarantee that a product candidate will progress from this platform. Furthermore, it is possible that research and discoveries by others will render any product candidate obsolete or noncompetitive.
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
We do not currently sponsor any on-going clinical trials with Prophage Series vaccines and therefore we lack the ability to control trial design, timelines and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage Series vaccine clinical study is a Phase 2 trial of Prophage Series vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute. To date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of bevacizumab for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical. In January 2014, we initiated a randomized Phase 2 trial with Prophage Series vaccine and Bristol-Myers Squibb's ipilimumab, for the treatment of Stage III and IV metastatic melanoma. This study is being sponsored by an investigator at the University of Texas and, although the investigator-held IND was activated to allow initiation of the trial, patient enrollment has not yet begun. The design of this study protocol was recently modified to incorporate a non-randomized trial of Prophage Series vaccine in combination with ipilimumab with a reference to prospective comparative patients treated with ipilimumab only. This redesign may enable us to more quickly evaluate safety and immunologic correlates of responders in patients with metastatic melanoma. While we believe the combination of

Prophage Series vaccines and ipilimumab has the potential to trigger a more effective immune response against the tumor than ipilimumab alone, there is no guarantee that this trial will be completed or that it will yield useful translational and/or efficacy data.
Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.
Our CPM antibody programs, including those partnered with Incyte, will require substantial manufacturing development and investment to progress. The CPM antibody programs are pre-clinical, and we have only recently initiated the development of the reagents, cell lines and systems required to manufacture our antibody candidates. If these development-stage efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. In addition, our staff has limited experience in the manufacture and development of the CPM antibody programs and we have recruited or are recruiting additional staff with expertise in these areas. We also currently utilize consultants and advisors to assist advancing these operations. We rely on contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, to support our CPM antibody programs. In the future, we may need to secure additional manufacturing capacity with our current or additional CMOs. Such an effort could divert resources away from the CPM antibody programs and lead to delays in the development of product candidates. We may also need to develop or secure later phase and/or commercial manufacturing capabilities, all of which would cause us to incur additional costs and risk. In the event that our CPM antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited. In addition, while we currently have our own cGMP manufacturing facility in Lexington, MA, our facility is not currently configured or equipped to adequately support manufacturing of the required cell lines or the downstream production of cGMP antibody product candidates.
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
We have given our corporate QS-21 Stimulon licensees, GSK and Janssen Ireland Sciences UC, or Janssen, manufacturing rights for QS-21 Stimulon for use in their product programs. If they or their third party contract manufacturers encounter problems with QS-21 Stimulon manufacturing, any of their programs containing QS-21 Stimulon could be delayed or terminated, and this could have an adverse effect on our license fees, milestone payments and royalties that we may otherwise receive from these programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever.
Our ability to efficiently manufacture our products is contingent upon a CMO’s ability to ramp up production in a timely manner without the benefit of years of experience and familiarity with the processes, which we may not be able to adequately transfer.
We currently rely upon and expect to continue to rely upon third parties, potentially including our collaborators or licensees, to produce materials required to support our product candidates, pre-clinical studies, clinical trials, and commercial efforts. A number of factors could cause production interruptions at either our manufacturing facility or the facilities of our CMOs or suppliers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.
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
Biopharmaceutical manufacturing is also subject to extensive government regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of product candidates. In addition, facilities are subject to on-going inspections, and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.
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
Our product candidates and the product candidates in development by our collaborative partners may fail because of competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates, directed at cancer, infectious diseases and degenerative disorders. Many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:
•commercialize their product candidates sooner than we commercialize our own;
•develop safer or more effective therapeutic drugs or preventive vaccines and other therapeutic products;
•implement more effective approaches to sales and marketing and capture some of our potential market share;
•establish superior intellectual property positions;

•	discover technologies that may result in medical insights or breakthroughs, which render our drugs or vaccines obsolete, possibly before they generate any revenue, if ever; or
•adversely affect our ability to recruit patients for our clinical trials.
There is no guarantee that our products or product candidates will be able to compete with potential future products being developed by our competitors.
We have CPM antibody programs currently in pre-clinical development targeting GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD1 antibody, (2) Merck has an approved anti-PD1 antibody in the United States, (3) Ono Pharmaceuticals has an approved anti-PD1 antibody in Japan, (4) Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development, (5) Curetech has an anti-PDI antibody in development, and (6) Pfizer has an anti-CTLA-4 antibody in development. Tesaro also has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates. There is no guarantee that our antibody product candidates will be able to compete with those under development by our competitors.
We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, MF59, under development by Novartis, IC31, under development by Intercell, and MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive for our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products we develop.
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

In competition with our Prophage Series product candidates, Genentech markets bevacizumab, and Eisai and Arbor Pharmaceuticals market carmustine. In addition, TVAX Biomedical and Stemline Therapeutics are developing immunotherapy candidates TVI-Brain-1 and SL-701, respectively, for recurrent glioma. Schering Corporation, a subsidiary of Merck, markets temozolmide for treatment of patients with newly diagnosed glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950), Activartis Biotech (GBM-Vax), Annias Immunotherapeutics (CMV Vaccine) and Celldex (CDX-110). Other companies may begin development programs as well.
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
Our future growth depends on our ability to successfully identify, develop, acquire or in-license technologies, products and product candidates; otherwise, we may have limited growth opportunities.
An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our existing business. However, these business activities may entail numerous operational and financial risks, including:

•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new technologies, products or product candidates;

•	disruption of our business and diversion of our management's time and attention;

•	higher than expected development, acquisition or in-license and integration costs;

•	exposure to unknown liabilities;

•
difficulty and cost in combining the technologies, operations and personnel of any acquired businesses with our technologies, operations and personnel, including without limitation, the assets we recently acquired from Celexion, LLC;

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
As previously noted, our ability to advance our CPM programs depends in part on collaborative agreements such as our collaboration with Incyte. See "Risk Factor - We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize CPM antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these CPM antibodies may be terminated or substantially delayed, and our business would be severely harmed." In addition, we have been engaged in efforts to enter into licensing, distribution and/or collaborative agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements, our efforts to develop and/or commercialize our products or product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.
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
Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from the Retrocyte Display and SECANT technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, 4-AB has or has had collaborative arrangements with Ludwig Cancer Research (“LCR”) and Brazil-based Recepta Biopharma SA (“Recepta”), among others. In December 2014, we entered into a new license agreement with LCR, which replaced the prior agreement for some of our target programs. We are in continued discussions with LCR and Recepta with respect to certain of our other target programs. If we are not able to come to agreement on terms or maintain and optimize these arrangements, as well as advance other current or potential collaborations on terms favorable to us, this could have a negative impact on our operations. In February 2015 we began a broad collaboration with Incyte to pursue the discovery and development of CPMs. See “Risk Factors-Risks Related to our Business-We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize CPM antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these CPM antibodies may be terminated or substantially delayed, and our business would be severely harmed."
In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of our collaborative partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources necessary to advance these product candidates, obtaining regulatory approvals, and successfully manufacturing and commercializing product candidates.
To date, the development of Prophage Series vaccine for the treatment of patients with glioma has been driven by investigator sponsored initiatives, spear-headed in large part by Dr. Andrew Parsa in conjunction with the Alliance for Clinical Trials in Oncology, a National Cancer Institute cooperative group, or NCI, which is sponsoring a Phase 2 clinical trial of this product candidate in this indication. On April 13, 2015, Dr. Andrew Parsa passed away unexpectedly. While several other investigators and the NCI Alliance have supported and expressed they will continue to support the Prophage Series glioma programs, it is possible that these investigator sponsored initiatives could be delayed or even terminated as a result of Dr. Parsa’s passing. Furthermore, when our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of our collaborative partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully manufacturing and commercializing product candidates. We previously granted NewVac an exclusive license to manufacture, market and sell Oncophage® in the Russian Federation and certain other CIS countries, but the relationship was unsuccessful and expired in 2014 with no benefit to us.
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
Our internal computer systems, or those of our third-party clinical research organizations, licensees, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations.
Despite the implementation of security measures, our internal computer systems and those of our current and future clinical research organizations, licensees, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed.
We are highly reliant on our Chief Executive Officer, Chief Scientific Officer and other members of our management team. In addition, we have limited internal resources and if we fail to recruit and/or retain the services of key employees and external consultants as needed, we may not be able to achieve our strategic and operational objectives.
Both Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, and Dr. Robert Stein, our Chief Scientific Officer who joined the Company in February 2014, are integral to building our company and developing our technology. If either Dr. Armen or Dr. Stein is unable or unwilling to continue his relationship with Agenus, our business may be adversely impacted.
Effective December 31, 2005 we entered into an employment agreement with Dr. Armen. Subject to the earlier termination as provided in the agreement, the agreement had an original term of one year and is automatically extended thereafter for successive terms of one year each, unless either party provides notice to the other at least ninety days prior to the expiration of the original or any extension term. We do not currently have an employment agreement with Dr. Stein. Dr. Armen and Dr. Stein play important roles in our day-to-day activities. We do not carry key employee insurance policies for Dr. Armen, Dr. Stein or any other employee.

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
Clinical development, including pre-clinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. As of March 31, 2015, we have spent approximately 20 years and $310.9 million on our research and development program in heat shock proteins for cancer. The development and regulatory approval process also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of pre-clinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a pre-clinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.
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
The patent landscape in the field of therapeutic antibody development, manufacture and commercialization is crowded. For example, we are aware of third party patents directed to methods for identifying and producing therapeutic antibodies. We are also aware of third party patents directed to antibodies to numerous targets for which we also seek to identify, develop, and commercialize antibodies, including without limitation CTLA-4, PD-1, GITR, OX40, TIM-3, and LAG-3. For example, some patents claim antibodies based on competitive binding with existing antibodies, some claim antibodies based on specifying sequence or other structural information, and some claim various methods of discovery, production, or use of such antibodies. These or other third party patents could impact our freedom to operate in relation to our technology platforms, including Retrocyte Display and SECANT, as well as in relation to development and commercialization of antibodies identified by us as therapeutic candidates. As we discover and develop our candidate antibodies, we will continue to conduct analyses of these third party patents to determine whether we believe we might infringe them, and if so, whether they would be likely to be deemed valid and enforceable if challenged. If we determine that a license for a given patent or family of patents is necessary or desirable, there can be no guarantee that a license would be available on favorable terms, or at all. Inability to obtain a license on favorable terms, should such a license be determined to be necessary or desirable, could, without limitation, result in increased costs to design around the third party patents, delay product launch, or result in cancellation of the affected program or cessation of use of the affected technology.
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
We have ownership of or exclusive rights to approximately 60 issued United States patents and approximately 120 issued foreign patents. We also have ownership of or exclusive rights to approximately 13 pending United States patent applications and approximately 40 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office, or USPTO, uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.
Through our acquisitions of 4-AB and certain assets of Celexion, LLC, we also own a number of patents and patent applications directed to various methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising out of such entities' technology platforms. In particular, we own patents and patent applications relating to Retrocyte Display technology platform, a high throughput antibody expression platform for the identification of fully-human and humanized monoclonal antibodies. This patent family is projected to expire between 2029 and 2031. We also own patents and patent applications relating to the SECANT platform, a platform used for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs. This patent family is projected to expire between 2028 and

2029. In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we intend to seek patent protection for newly-identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that were acquired along with 4-AB, will have commercial value, or that any of our existing or future patent applications, including the patent applications that were acquired with 4-AB, will result in the issuance of valid and enforceable patents.
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
Although our licenses also rely on unpatented technology, know-how, and confidential information, these intellectual property rights may not be enforceable in certain jurisdictions, and we may not be able to collect anticipated revenue from our licensees. Any such inability would have a material adverse effect on our business, financial condition and results of operations.
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
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. In particular the patent landscape around the discovery, development, manufacture and commercial use of our six pre-clinical CPM antibody programs and therapeutic antibodies is crowded.
Patents that we own may ultimately be found to infringe patents issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our failure to maintain a license to any technology that we require may also materially harm our business, financial condition, and results of operations. Furthermore, we would be exposed to a threat of litigation.
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
For the period from our initial public offering on February 4, 2000 to March 31, 2015, and for the three months ended March 31, 2015, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.91 and $6.17 per share, respectively. The average daily trading volume for the three months ended March 31, 2015 was approximately 2,176,000 shares while the average daily trading volume for the year ended December 31, 2014 was approximately 728,000. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials;

•	results of our pre-clinical studies and clinical trials;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaborative partners;

•	announcements of acquisitions;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	failure to realize the anticipated benefits of acquisitions, including our acquisition of 4-AB and certain assets from Celexion, LLC;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development;

•	quarterly fluctuations in our financial results;

•	variations in the level of expenses related to any of our product candidates or clinical development programs;

•	additions or departures of key management or scientific personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

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
The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2015, we had 70,836,180 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. As of March 31, 2015, we had filed registration statements to permit the sale of approximately 12,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors' Deferred Compensation Plan, to permit the sale of approximately 8,274,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of March 31, 2015, an aggregate of approximately 22.0 million of these shares remain available for sale. Contingent milestone payments, payable in cash or shares of our common stock at our option, will be due to the former shareholders of 4-AB as follows (i) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for purchased assets, we agreed to pay to Celexion $4.0 million on each of the 12-month and 24-month anniversaries of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. We intend to file one or more registration statements covering the resale of shares of our common stock held by certain of our stockholders or investors in 2015. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion in the future pursuant to the terms of our agreement with Celexion.
As of March 31, 2015, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.
As of March 31, 2015, options to purchase 7,834,555 shares of our common stock with a weighted average exercise price per share of $4.56 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2015 we have 67,578 nonvested shares outstanding.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2014, we entered into a share exchange agreement (the “Share Exchange Agreement”) with 4-Antibody AG, a joint stock company formed under the laws of Switzerland (“4-AB”), the former shareholders of 4-AB, and Vischer AG, as Representative, pursuant to which we acquired all of the outstanding capital stock of 4-AB from the former shareholders of 4-AB in an all-stock transaction that closed in February 2014. Pursuant to the terms of the Share Exchange Agreement, we agreed to assume certain of 4-AB’s pre-closing obligations, including the payment of exit bonuses to certain employees and former shareholders of 4-AB upon the achievement of milestone events contemplated by the Share Exchange Agreement. In January 2015, the first contingent milestone was met, and we were obligated to pay an aggregate of $20.0 million to the former shareholders of 4-AB, certain 4-AB advisors and employees. Three of the individuals entitled to payments resulting from the first contingent milestone elected to receive their payments in shares of our common stock. Accordingly, on March 30, 2015, we issued 50,596 shares of our common stock (the “Exit Bonus Shares”) to these individuals valued at an aggregate of approximately $217,000, or approximately $4.28 per share.

The issuance of the Exit Bonus Shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemptions from registration provided by Regulation S promulgated under the Securities Act, based on representations from the recipients that they are not "U.S. persons" within the meaning of Rule 902 of Regulation S, Section (4)2 of the Securities Act, because the transaction did not involve any public offering.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

(b) Exhibits

AGENUS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2015	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on June 10, 2002 and incorporated herein by reference.

3.1.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on June 11, 2007 and incorporated herein by reference.

3.1.2
Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on January 6, 2011 and incorporated herein by reference.

3.1.3
Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on September 30, 2011 and incorporated herein by reference.

3.1.4
Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1.4 to our Quarterly Report on Form 10-Q (File No. 000-29089) for the quarter ended June 30, 2012 and incorporated herein by reference.

3.1.5
Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on April 25, 2014 and incorporated herein by reference.

3.2	Fifth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-29089) filed on January 6, 2011 and incorporated herein by reference.

3.3
Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Agenus Inc. filed with the Secretary of State of the State of Delaware on September 24, 2003. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on September 25, 2003 and incorporated herein by reference.

3.4
Certificate of Designations, Preferences and Rights of the Class B Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on September 5, 2007 and incorporated herein by reference.

3.5
Certificate of Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on February 5, 2013 and incorporated herein by reference.

4.1
Stock Purchase Agreement dated as of January 9, 2015, by and between Agenus Inc. and Incyte Corporation. Filed as Exhibit 4.21 to our Annual Report on Form 10-K (File No. 000-29089) for the year ended December 31, 2014 and incorporated herein by reference.

4.2(1)	Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed herewith.

4.3
Form of Senior Subordinated Note under the Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed herewith.

4.4
Form of Warrant under the Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed herewith.

10.1(1)
License, Development and Commercialization Agreement dated as of January 9, 2015 by and among Agenus Inc., 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.), Incyte Corporation and Incyte Europe Sarl, a Swiss limited liability company (and wholly-owned subsidiary of Incyte Corporation). Filed as Exhibit 10.22 to our Annual Report on Form 10-K (File No. 000-29089) for the year ended December 31, 2014 and incorporated herein by reference.

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

(1) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act or Rule 24b -2 of the Securities Exchange Act.