Form 10-K/A
period 2014-12-31
AGENUS INC
filed 2015-06-03
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
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

EXPLANATORY NOTE
     Agenus Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2014 with the Securities and Exchange Commission (“SEC”) on March 16, 2015 (the “Form 10-K”). This Amendment No. 1 to the Form 10-K (the “Form 10-K/A”) is being filed solely for the purpose of updating Exhibit 10.21 in connection with the Company’s request for confidential treatment. Except as described above, no other change has been made to the Form 10-K, and this Form 10-K/A does not amend, update or change the any other Item or the disclosures in the Form 10-K in any way. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events.

TABLE OF CONTENTS

Page

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	3

PART IV

(a) 1. Consolidated Financial Statements

Item 15.	Exhibits and Financial Statement Schedules
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

4.21+	Stock Purchase Agreement dated as of January 9, 2015, by and between Agenus Inc. and Incyte Corporation.

Employment Agreements and Compensation Plans

10.1*	1999 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2008 and incorporated herein by reference.

10.1.2*	Form of Non-Statutory Stock Option. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 15, 2004 and incorporated herein by reference.

10.1.3*	Form of 2007 Restricted Stock Award Agreement. Filed as Exhibit 10.1.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2007 and incorporated herein by reference.

10.1.4*	Form of 2008 Restricted Stock Award Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 11, 2008 and incorporated herein by reference.

10.1.5*	Sixth Amendment to the Agenus Inc. 1999 Equity Incentive Plan. Filed as Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.2*	Agenus Inc. 2009 Equity Incentive Plan, as amended. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on March 10, 2014 and incorporated herein by reference.

10.2.1*	Third Amendment to the Agenus Inc. 2009 Equity Incentive Plan. Filed as Appendix C to our Definitive Proxy Statement on Schedule 14A filed on March 10, 2014 and incorporated herein by reference.

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

10.8+
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

10.21**(1)
License Agreement dated as of December 5, 2014 by and between 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.) and Ludwig Institute for Cancer Research Ltd. Filed herewith.

10.22+(1)
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

21.1+	Subsidiaries of Agenus Inc.

23.1+	Consent of KPMG LLP, independent registered public accounting firm.

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1+	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or compensatory plan.
+	Previously filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed on March 16, 2015.
**	Filed herewith.

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
Garo H. Armen, Ph.D.
Chief Executive Officer and Chairman of the Board

Dated: June 3, 2015

EXHIBIT INDEX

Exhibit Number	Description

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