Form 10-Q
period 2015-06-30
AGENUS INC
filed 2015-08-03
CIK 1098972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding of the issuer's Common Stock as of July 24, 2015: 84,307,520 shares

Agenus Inc.
Six Months Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$124,664,519	$25,714,519
Short-term investments	14,977,200	14,509,570
Inventories	88,200	95,700
Accounts Receivable	4,111,493	463,007
Prepaid expenses	1,823,150	1,247,548
Other current assets	618,880	639,957
Total current assets	146,283,442	42,670,301

Plant and equipment, net of accumulated amortization and depreciation of $28,983,407 and $28,369,982 at June 30, 2015 and December 31, 2014, respectively	6,952,418	5,996,687
Goodwill	18,774,267	17,869,023
Acquired intangible assets, net of accumulated amortization of $769,376 and $462,248 at June 30, 2015 and December 31, 2014, respectively	6,894,809	6,773,722
Other long-term assets	1,204,804	1,216,795
Total assets	$180,109,740	$74,526,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$146,060	$1,257,178
Current portion, deferred revenue	7,776,728	184,421
Accounts payable	2,662,254	1,710,946
Accrued liabilities	8,924,746	5,501,527
Other current liabilities	5,810,788	575,351
Total current liabilities	25,320,576	9,229,423

Long-term debt	11,281,396	4,769,359
Deferred revenue	16,370,908	3,009,568
Contingent royalty obligation	21,647,000	15,279,000
Contingent purchase price consideration	10,741,000	16,420,300
Other long-term liabilities	7,558,579	2,800,491
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2015 and December 31, 2014; liquidation value of $32,113,792 at June 30, 2015	316	316
Common stock, par value $0.01 per share; 140,000,000 shares authorized; 84,257,543 and 62,720,065 shares issued at June 30, 2015 and December 31, 2014, respectively	842,575	627,201
Additional paid-in capital	837,463,987	715,667,633
Accumulated other comprehensive loss	(658,405)	(1,970,420)
Accumulated deficit	(750,458,192)	(691,306,343)
Total stockholders’ equity	87,190,281	23,018,387
Total liabilities and stockholders’ equity	$180,109,740	$74,526,528
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Research and development revenue	$6,376,699	$3,074,088	$10,329,997	$3,794,944
Total revenues	6,376,699	3,074,088	10,329,997	3,794,944
Operating expenses:
Research and development	(24,773,110)	(5,222,704)	(33,993,253)	(9,695,237)
General and administrative	(8,015,639)	(6,126,622)	(13,502,748)	(11,290,115)
Contingent purchase price consideration fair value adjustment	(6,783,000)	(224,000)	(14,320,700)	(1,133,000)
Operating loss	(33,195,050)	(8,499,238)	(51,486,704)	(18,323,408)
Other (expense) income:
Non-operating (expense) income	(6,649,818)	754,363	(6,702,763)	10,576,829
Interest expense, net	(565,519)	(296,126)	(962,382)	(651,935)
Net loss	(40,410,387)	(8,041,001)	(59,151,849)	(8,398,514)
Dividends on Series A-1 convertible preferred stock	(50,700)	(51,107)	(101,320)	(102,133)
Net loss attributable to common stockholders	$(40,461,087)	$(8,092,108)	$(59,253,169)	$(8,500,647)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.53)	$(0.13)	$(0.83)	$(0.15)
Weighted average number of common shares outstanding:
Basic and diluted	76,374,824	62,607,779	71,547,873	56,615,583
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$541,714	$(81,733)	$1,306,035	$133,684
Unrealized gain on investments	5,980	1,953	5,980	1,953
Other comprehensive income (loss)	547,694	(79,780)	1,312,015	135,637
Comprehensive loss	$(39,913,393)	$(8,171,888)	$(57,941,154)	$(8,365,010)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(59,151,849)	$(8,398,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885,497	589,407
Share-based compensation	4,445,307	2,422,244
Non-cash interest expense	502,692	306,881
Loss on disposal of assets	—	1,150
Change in fair value of contingent obligations	20,688,700	(10,512,858)
In-process research and development purchase	12,245,230	—
Loss on extinguishment of debt	154,117	—
Changes in operating assets and liabilities:
Accounts receivable	(3,952,597)	1,200
Inventories	7,500	(95,700)
Prepaid expenses	(392,932)	(88,132)
Accounts payable	797,838	(562,062)
Deferred revenue	20,953,635	(1,229,554)
Accrued liabilities and other current liabilities	3,511,216	544,269
Other operating assets and liabilities	(10,268,265)	(2,598,582)
Net cash used in operating activities	(9,573,911)	(19,620,251)
Cash flows from investing activities:
Cash acquired in acquisition	—	514,470
Purchases of plant and equipment	(1,523,511)	(771,097)
Purchases of available-for-sale securities	(14,997,990)	(14,543,440)
Proceeds from sale of available-for-sale securities	14,534,486	—
Net cash used in investing activities	(1,987,015)	(14,800,067)
Cash flows from financing activities:
Net proceeds from sale of equity	109,683,304	56,792,252
Proceeds from employee stock purchases and option exercises	1,682,235	84,271
Financing of plant and equipment	—	(24,114)
Proceeds from issuance of long-term debt	9,000,000	—
Payments of debt	(1,111,112)	(1,666,667)
Payment of contingent purchase price consideration	(8,386,026)	—
Net cash provided by financing activities	110,868,401	55,185,742
Effect of exchange rate changes on cash	(357,475)	152,987
Net increase in cash and cash equivalents	98,950,000	20,918,411
Cash and cash equivalents, beginning of period	25,714,519	27,351,969
Cash and cash equivalents, end of period	$124,664,519	$48,270,380
Supplemental cash flow information:
Cash paid for interest	$487,325	$367,155
Non-cash investing and financing activities:
Issuance of common stock, $0.01 par value, issued in connection with the acquisition of the SECANT Yeast Display technology	3,000,000	—
Issuance of common stock, $0.01 par value, for acquisition of 4-Antibody AG	—	10,102,259
Contingent purchase price consideration issued in connection with the acquisition of 4-Antibody AG	344,550	9,721,000
Issuance of common stock, $0.01 par value, as payment of long-term debt	—	953,765
See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
Note A - Business, Liquidity and Basis of Presentation
Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immunology company discovering and developing novel checkpoint modulators, vaccines and adjuvants to treat cancer and other diseases. Our approaches are driven by three platform technologies:

•	our antibody platforms, including our proprietary Retrocyte Display™ and SECANT® technologies, and our antibody programs, including checkpoint modulators, or CPMs;

•	our heat shock protein (HSP)-based vaccines; and

•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.
We have a portfolio of programs in pre-clinical and clinical stages, including a series of CPMs in investigational new drug (IND)-enabling studies, our Prophage Series vaccine, a Phase 3 ready HSP-based autologous vaccine for glioblastoma multiforme, or GBM, a form of brain cancer, and a number of advanced QS-21 Stimulon-containing vaccine candidates in late stage development by our partner, GlaxoSmithKline plc (GSK).
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
Agenus’ core technologies include Retrocyte Display, a powerful proprietary platform designed to effectively discover and optimize novel, fully human and humanized monoclonal antibodies against antigens of interest. Our Retrocyte Display technology is applied to the discovery and development of antibodies, including those targeting significant checkpoint targets. Agenus and its partners currently have pre-clinical programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1. In April 2015, we expanded our antibody discovery platform through the acquisition of key antibody assets from Celexion, LLC (Celexion); see Note L. Among the acquired assets was the SECANT yeast display platform for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs.
On January 9, 2015 and effective February 19, 2015, we entered into a broad, global alliance with Incyte Corporation and a wholly-owned subsidiary thereof (collectively "Incyte") to pursue the discovery and development of CPMs, initially targeting GITR, OX40, TIM-3 and LAG-3 in the fields of hematology and oncology. We also began collaborating with Merck Sharp & Dohme Corp in April 2014 to discover antibodies against two undisclosed CPM targets. We anticipate initiating clinical trials with the first of our CPM antibody candidates in 2016.
We have also been advancing a series of HSP-based vaccines to treat cancer and infectious disease. In July 2014, we reported positive results from a Phase 2 clinical trial with our Prophage Series vaccine, which showed that patients with newly-diagnosed GBM who were treated with a combination of our Prophage Series vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, as compared to historical control data. We are currently exploring options to advance our Prophage Series vaccine into a Phase 3 clinical trial for newly diagnosed GBM, either alone or through a strategic relationship with a third party. In 2014, we also reported positive results from a Phase 2 clinical trial with our HerpV vaccine candidate for genital herpes and while we do not expect to advance into a Phase 3 clinical trial for genital herpes, we are currently in the process of evaluating the broader application of our HSP peptide-based vaccines.
The Company’s QS-21 Stimulon adjuvant is a key component in several of GSK’s pre-clinical and clinical stage vaccine programs, which target prophylactic or therapeutic impact in a variety of infectious diseases and cancer. In December 2014, GSK reported that its Phase 3 clinical trial with shingles vaccine candidate HZ/su, using our QS-21 Stimulon adjuvant, met its primary endpoint, reducing the risk of shingles by 97.2% in adults aged 50 years and older compared to placebo. GSK also reported positive Phase 3 clinical trial results in October 2013 for its malaria vaccine candidate using QS-21 Stimulon, Mosquirix™ (RTS,S), which recently received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency. QS-21 Stimulon is also the subject of an out-license agreement with Janssen Sciences Ireland Uc for use in a vaccine for Alzheimer’s disease.
Our business activities include product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.
We have incurred significant losses since our inception. As of June 30, 2015 we had an accumulated deficit of $750.5 million. To date we have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at June 30, 2015 will be sufficient to satisfy our liquidity requirements into 2017.
We may attempt to raise additional funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Our research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of research and development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are pre-clinical and the further development of our HSP-based vaccines is subject to evaluation and uncertainty, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements. Therefore, we cannot predict if or when material cash inflows from operating activities are likely to commence. We will continue to adjust other spending as needed in order to preserve liquidity. Active programs involving QS-21 Stimulon depend on our collaboration partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.
For our subsidiary 4-Antibody AG ("4-AB"), which operates in Switzerland and Germany, the local currency is the functional currency. Assets and liabilities of 4-AB are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total stockholders’ equity.
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

	June 30,
	2015	2014
Warrants	4,351,450	2,951,450
Stock options	7,908,570	6,995,648
Nonvested shares	46,705	87,202
Convertible preferred stock	333,333	333,333

Note C - Debt

As of June 30, 2015, we have $14.1 million in principal of debt outstanding; $14.0 million of notes and $146,000 of debentures.

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

The exchange of the 2013 Notes for the 2015 Subordinated Notes was accounted for as a debt extinguishment under the guidance of Accounting Standards Codification 470-50 Debt: Modifications and Extinguishments. For the six months ended June 30, 2015 we recorded a loss on debt extinguishment of approximately $154,000 in non-operating (expense) income in our condensed consolidated statements of operations and comprehensive loss. The debt discount of approximately $3.0 million, which relates to the warrants issued in connection with the 2015 Subordinated Notes, is being amortized using the effective interest method over three years, the expected life of the 2015 Subordinated Notes.

In April 2015, we made our final payment of approximately $278,000 under our $5.0 million Loan and Security Agreement with Silicon Valley Bank ("SVB Loan") in accordance with the terms of the SVB Loan. We have no further outstanding indebtedness or obligations under the SVB Loan.

Note D - Collaborations

Incyte Corporation-
On January 9, 2015 and effective February 19, 2015, we entered into a global license, development and commercialization agreement (the “Collaboration Agreement”) with Incyte pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our proprietary antibody discovery platforms. The Collaboration Agreement is initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years.
On January 9, 2015 we also entered into a Stock Purchase Agreement with Incyte Corporation (the “Stock Purchase Agreement”) whereby, for an aggregate purchase price of $35.0 million, Incyte purchased approximately 7.76 million shares of our common stock; see Note K for more details.
Agreement Structure
Under the terms of the Collaboration Agreement, we received a non-creditable, nonrefundable upfront payment of $25.0 million. In addition, the parties will share all costs and profits for the GITR and OX40 antibody programs on a 50:50 basis (profit-share products), and we are eligible to receive up to $20 million in future contingent development milestones under these programs. Incyte is obligated to reimburse us for all development costs that we incur in connection with the LAG-3 and TIM-3 antibody programs (royalty-bearing products) and we are eligible to receive (i) up to $155 million in future contingent development, regulatory, and commercialization milestone payments and (ii) tiered royalties on global net sales at rates generally ranging from 6% to 12%. For each royalty-bearing product, we will also have the right to elect to co-fund 30% of development costs incurred following initiation of pivotal clinical trials in return for an increase in royalty rates. Additionally, we retain co-promotion participation rights in the United States on any profit-share product. Through the direction of a joint steering committee, the parties anticipate that, for each program, we will serve as the lead for pre-clinical development activities through IND filing, and Incyte will serve as the lead for clinical development activities. The parties expect to initiate the first clinical trials of antibodies arising from these programs in 2016. For each additional program beyond GITR, OX40, LAG-3 and TIM-3 that the parties elect to bring into the collaboration, if any, we will have the option to designate it as a profit-share product or a royalty-bearing product.
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
Collaboration Revenue
Through the three and six months ended June 30, 2015, we have recognized revenue of approximately $6.0 million and $9.7 million, respectively, under the Collaboration Agreement, of which, $2.6 million and $4.0 million, respectively, is related to the amortization of the $25.0 million non-creditable, nonrefundable upfront payment. As of June 30, 2015 we have deferred revenue outstanding under the Collaboration Agreement of approximately $21.0 million, of which approximately $7.6 million and $13.4 million are classified as current and long-term, respectively, on our condensed consolidated balance sheet.

Note E - Goodwill and Acquired Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2015 (in thousands):

Balance, December 31, 2014	$17,869
Foreign currency translation adjustment	905
Balance, June 30, 2015	$18,774

Acquired intangible assets consisted of the following at June 30, 2015 (in thousands):

	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	15 years	$4,605	$(422)	$4,183
Trademarks	4.5 years	863	(264)	599
Other	3 years	182	(83)	99
In-process research and development	Indefinite	2,014	—	2,014
Total		$7,664	$(769)	$6,895

The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense related to acquired intangibles is estimated at $281,000 for the balance of 2015, $533,000 for each of the years ending 2016 and 2017, $427,000 for the year ending 2018, $308,000 for the year ending 2019, and $311,000 for each of the years 2020-2029.
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
Note F - Investments
Cash equivalents and short-term investments consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$120,601	$120,601	$25,149	$25,149
U.S. Treasury Bills	14,971	14,977	14,508	14,510
	$135,572	$135,578	$39,657	$39,659
For the six months ended June 30, 2015, we received proceeds of approximately $14.5 million from the sale of available-for-sale securities. No proceeds from the maturity of available-for-sale securities were received for the year ended December 31, 2014. Gross realized gains included in net loss as a result of the sale of available-for-sale securities were immaterial for the six months ended June 30, 2015. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as June 30, 2015 and December 31, 2014.
Of the investments listed above, $120.6 million and $25.1 million have been classified as cash equivalents and $15.0 million and $14.5 million as short-term investments on our condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014, respectively.
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
A summary of option activity for the six months ended June 30, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,525,724	$4.40
Granted	2,187,844	5.40
Exercised	(423,240)	3.87
Forfeited	(248,385)	3.20
Expired	(133,373)	9.87
Outstanding at June 30, 2015	7,908,570	$4.65	7.82	$32,904,140
Vested or expected to vest at June 30, 2015	7,342,573	$4.72	7.68	$30,137,314
Exercisable at June 30, 2015	3,790,291	$5.19	6.88	$14,474,188
The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2015 and 2014, were $3.59 and $1.82, respectively.

As of June 30, 2015, $7.2 million of total unrecognized compensation cost, $165,000 of which pertains to a market condition award, related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 1.7 years.
As of June 30, 2015, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $1.3 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.
Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the six months ended June 30, 2015 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	78,828	$3.93
Granted	—	—
Vested	(30,957)	4.01
Forfeited	(1,166)	3.61
Outstanding at June 30, 2015	46,705	3.88
As of June 30, 2015, there was $121,000 of unrecognized share-based compensation expense related to these nonvested shares awarded to employees expected to be recognized over a weighted average period of 1.3 years. As of June 30, 2015, unrecognized expense for nonvested shares awarded to outside advisors is $32,000. The total intrinsic value of shares vested during the six months ended June 30, 2015, was $124,000.
During the six months ended June 30, 2015, 14,680 shares were issued under the 2009 Employee Stock Purchase Plan, 30,957 shares were issued as a result of the vesting of nonvested stock and 423,240 shares were issued as a result of stock option exercises.
The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2015, and 2014, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$672	$407	$1,242	$662
General and administrative	2,280	1,060	3,203	1,760
Total share-based compensation expense	$2,952	$1,467	$4,445	$2,422
Note H - Accrued and Other Current Liabilities
Accrued liabilities consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Payroll	$2,626	$3,134
Professional fees	2,605	1,438
Contract Manufacturing Costs	2,074	245
Other	1,620	685
	$8,925	$5,502

Other current liabilities consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Current portion of deferred purchase price (Note L)	$4,744	$—
Other	1,067	575
	$5,811	$575

Note I - Fair Value Measurements
We measure our short-term investments, contingent royalty obligation, and contingent purchase price consideration at fair value. Our short-term investments were comprised solely of U.S. Treasury Bills that were valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 assets.
The fair values of our contingent royalty obligation and our contingent purchase price consideration, $21.6 million and $10.7 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities uses assumptions we believe would be made by a market participant. In particular, the valuation analysis for the contingent royalty obligation used the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon. The fair value of the contingent royalty obligation is estimated by applying a risk adjusted discount rate (10.2%) to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to value the contingent royalty obligation.
The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and other factors impacting the probability of triggering the milestone payments. Market capitalization was evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.
Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$14,977	$14,977	$—	$—

Liabilities:
Contingent royalty obligation	21,647	—	—	21,647
Contingent purchase price consideration	10,741	—	—	10,741
	$32,388	$—	$—	$32,388

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$14,510	$14,510	$—	$—

Liabilities:
Contingent royalty obligation	15,279	—	—	15,279
Contingent purchase price consideration	16,420	—	—	16,420
	$31,699	$—	$—	$31,699
The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2015 (amounts in thousands):

Balance, December 31, 2014	$31,699
Change in fair value of contingent royalty obligation during the period	6,368
Change in fair value of contingent purchase price consideration during the period	14,321
Payment of contingent purchase price milestone	(20,000)
Balance, June 30, 2015	$32,388
The decrease in fair value of the contingent royalty obligation liability is included in non-operating (expense) income in our condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2015. There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.
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
 The fair value of our outstanding debt balance at June 30, 2015 and December 31, 2014 was $14.9 million and $6.1 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The principal amount of our outstanding debt balance at June 30, 2015 and December 31, 2014 was $14.1 million and $6.3 million, respectively.

Note J - Benefit Plans
We maintain a multiple employer benefit plan that covers all of our international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.
For the three and six months ended June 30, 2015 we contributed approximately $30,000 and $54,000, respectively, and for the for six months ended June 30, 2014 we contributed approximately $54,000, to our international multiple employer benefit plan. No contributions were made to our international multiple employer benefit plan during the three months ended June 30, 2014. For the remainder of the year ending December 31, 2015 we expect to contribute approximately $50,000 to the plan.
Note K - Equity
On January 9, 2015, in connection with the execution of the Collaboration Agreement, we also entered into the Stock Purchase Agreement with Incyte Corporation, pursuant to which Incyte purchased approximately 7.76 million shares of our common stock (the “Shares”) in February 2015 for an aggregate purchase price of $35.0 million, or approximately $4.51 per share. Under the Stock Purchase Agreement, Incyte has agreed not to dispose of any of the Shares for a period of 12 months and we have agreed to register the Shares for resale under the Securities Act of 1933, as amended (the "Securities Act").
In connection with the achievement of the first contingent milestone pursuant to the Share Exchange Agreement, in March and April 2015, we issued 50,596 shares of our common stock valued at approximately $217,000 and 29,897 shares of our common stock valued at approximately $128,000, respectively, as payment of a portion of our obligation.
In April 2015, in accordance with the payment terms of an asset purchase agreement, as detailed in Note L, we issued approximately 574,140 shares of our common stock to the members of Celexion valued at $3.0 million.
In May 2015, we issued and sold 12,650,000 shares of our common stock in an underwritten public offering. Net proceeds after deducting offering expenses were approximately $75.0 million.

Note L - Asset Purchase Agreement
On April 7, 2015 (the Closing Date), we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Celexion and each of the members of Celexion, pursuant to which, we acquired Celexion’s SECANT yeast display antibody discovery platform, its full-length IgG antibody library, its technology for the discovery of molecules targeting cell membrane-associated antigens, and certain other related intellectual property assets (collectively, the “Purchased Assets”). As consideration for the Purchased Assets, on the Closing Date we paid Celexion $1.0 million in cash and issued Celexion 574,140 shares of our common stock valued at approximately $5.23 per share. As additional consideration for the Purchased Assets, we agreed under the Purchase Agreement to pay to Celexion (i) $1.0 million in cash payable on each of the 9-month and 18-month anniversaries of the Closing Date and (ii) $4.0 million on each of the 12-month and 24-month anniversaries of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. If we elect to pay any of the additional consideration in shares of our common stock, such shares will be issued at a price per share equal to the simple average of the daily closing volume weighted average price over the 20 trading days preceding the date of issuance. We have agreed to file one or more registration statements under the Securities Act to cover the resale of all shares issued as consideration under the Purchase Agreement. This transaction was accounted for as an asset acquisition in accordance with Accounting Standards Codification (ASC) 805 Business Combinations. In accordance with ASC 730 Research and Development, the purchase price of approximately $13.2 million was recorded as research and development expense in our unaudited condensed consolidated statement of operations and comprehensive loss for the three and six month periods ended June 30, 2015 as the IPR&D was deemed to have no future alternative use.
Note M - Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.
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
Overview
We are an immunology company discovering and developing novel checkpoint modulators, vaccines and adjuvants to treat cancer and other diseases. Our approaches are driven by three platform technologies:

•	our antibody platforms, including our proprietary Retrocyte Display and SECANT technologies, and our antibody programs, including checkpoint modulators, or CPMs;

•	our heat shock protein (HSP)-based vaccines; and

•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon adjuvant, or QS-21 Stimulon.
We have a portfolio of programs in pre-clinical and clinical stages, including a series of CPMs in investigational new drug (IND)-enabling studies, a Phase 3 ready HSP-based autologous vaccine for glioblastoma multiforme, or GBM, a form of brain cancer, and a number of advanced QS-21 Stimulon-containing vaccine candidates in late stage development by our partner, GlaxoSmithKline plc (GSK).
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
Our Retrocyte Display platform has been applied to the discovery and development of CPMs targeting significant checkpoint targets. Agenus and its partners have pre-clinical programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1. In April 2015, we expanded our antibody discovery platform through the acquisition of key antibody assets from Celexion. Among the assets we acquired from Celexion was the SECANT yeast display platform for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs. In July 2015, we entered into a license agreement with Diatheva s.r.1 pursuant to which we acquired rights to antibodies targeting CEACAM1, further expanding our antibody capabilities and CPM targets.
In January 2015, we announced a broad, global alliance with Incyte Corporation, or Incyte, to pursue the discovery and development of CPMs that initially target GITR, OX40, TIM-3 and LAG-3, and potentially other antibodies for the treatment of patients with cancer. We also began collaborating with Merck Sharp & Dohme Corp, or Merck, in April 2014 to discover antibodies against two undisclosed checkpoint targets. We plan to file two INDs in 2015 for CPM antibody candidates targeting GITR and CTLA-4, and we anticipate initiating clinical trials with the first of our CPM antibody candidates in 2016.
In addition to our internal development efforts, we continue to pursue collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates, as well as explore in-licensing, acquisitions and collaboration arrangements in areas of synergy with our existing programs. Our business activities have included product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations.
To date, we have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at June 30, 2015 will be sufficient to satisfy our liquidity requirements into 2017. We may attempt to raise additional funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Historical Results of Operations
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Revenue: We recognized revenue of approximately $6.4 million and $3.1 million during the three months ended June 30, 2015 and 2014, respectively. Revenues primarily include fees earned under our license agreements, including approximately $2.7 million and $1.0 million, respectively, from the amortization of deferred revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 374% to $24.8 million for the three months ended June 30, 2015 from $5.2 million for the three months ended June 30, 2014. Increased expenses in 2015 primarily relate to the increased research and development costs associated with the advancement of the CPM antibody programs, the Celexion asset acquisition, and compensation expense related to increased headcount. In accordance with applicable accounting guidance, $13.2 million of in-process research and development associated with our asset acquisition from Celexion has been expensed during the three months ended June 30, 2015.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 31% to $8.0 million for the three months ended June 30, 2015 from $6.1 million for the three months ended June 30, 2014. Increased general and administrative expenses in 2015 primarily relate to an increase in non-cash share-based compensation costs related to an increase in the amount and value of awards as well as increased professional fees related to corporate activities.
Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration during the three months ended June 30, 2015 due to our increased market capitalization and the corresponding increased probability of achieving a milestone in 2015 that is based upon our market capitalization.
Non-operating (expense) income: Non-operating expense for the three months ended June 30, 2015 represents the fair value adjustment of our contingent royalty obligation. Non-operating income for the three months ended June 30, 2014 represents the change in the fair value of our contingent royalty obligation and our then outstanding convertible notes.
Interest Expense, net: Interest expense, net increased to approximately $566,000 for the three months ended June 30, 2015 from $296,000 for the three months ended June 30, 2014 due to the issuance of our 2015 Subordinated Notes in February 2015.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Revenue: We generated revenue of approximately $10.3 million and $3.8 million during the six months ended June 30, 2015 and 2014, respectively. Revenues primarily include fees earned under our license agreements, including approximately $4.0 million and $1.7 million, respectively, from the amortization of deferred revenue.
Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 251% to $34.0 million for the six months ended June 30, 2015 from $9.7 million for the six months ended June 30, 2014. Increased expenses in 2015 primarily relate to the increased costs associated with the advancement of the CPM antibody programs, the Celexion asset purchase, and compensation expense related to increased headcount. In accordance with applicable accounting guidance, $13.2 million of in-process research and development associated with our asset acquisition from Celexion has been expensed during the six months ended June 30, 2015.
General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 20% to $13.5 million for the six months ended June 30, 2015 from $11.3 million for the six months ended June 30, 2014. Increased general and administrative expenses in 2015 primarily resulted from increased non-cash share based compensation costs and compensation expense for general and administrative personnel and increased professional fees related to our corporate activities.
Contingent consideration fair value adjustment: Contingent consideration fair value adjustment represents the change in the fair value of our purchase price consideration during the six months ended June 30, 2015 which has increased primarily due to an increase in our market capitalization and the corresponding increased probability of achieving a milestone in 2015 that is based upon our market capitalization, including the milestone that was achieved in January 2015.
Non-operating (expense) income: Non-operating expense for the six months ended June 30, 2015 represents the change in the fair value of our contingent royalty obligation, a foreign currency exchange loss as well as the loss on extinguishment of our 2013 Notes. Non-operating income for the six months ended June 30, 2014 represents the change in the fair value of our contingent royalty obligation and our then outstanding convertible notes.
Interest Expense, net: Interest expense, net increased to approximately $962,000 for the six months ended June 30, 2015 from $652,000 for the six months ended June 30, 2014 due to the issuance of our 2015 Subordinated Notes in February 2015.
Research and Development Programs

During the six months ended June 30, 2015, our research and development programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

Research and Development Program	Product	Six Months Ended June 30,	Year Ended December 31,			Prior to 2012	Total
		2015	2014	2013	2012
Heat shock proteins for cancer	Prophage Series Vaccines	$2,163	$6,153	$5,882	$5,613	$292,033	$311,844
Heat shock proteins for infectious diseases	HerpV	265	2,443	6,358	4,862	19,088	33,016
Vaccine adjuvant	QS-21 Stimulon	112	321	753	85	12,498	13,769
Checkpoint modulator programs*		31,157	13,422	—	—	—	44,579
Other research and development programs		296	10	12	4	33,540	33,862
Total research and development expenses		$33,993	$22,349	$13,005	$10,564	$357,159	$437,070
___________________________
*    Prior to 2014, costs were incurred by 4-Antibody (4-AB), a company we acquired in February 2014.
Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are pre-clinical, and because further development of HSP-based vaccines is dependent on successful partnering or funding efforts, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. Active programs involving QS-21 Stimulon depend on our collaboration partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.
Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $750.5 million as of June 30, 2015. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2015, we have raised aggregate net proceeds of approximately $739.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible and other notes. In February 2015, we received aggregate proceeds of $60.0 million through our collaboration and stock purchase agreements with Incyte Corporation and issued $9.0 million in new 2015 Subordinated Notes. In May 2015, we received net proceeds of approximately $75.0 million through an underwritten public offering of approximately 12,650,000 shares of our common stock after deducting underwriting discounts and commissions and offering expenses (the "May 2015 Public Offering").
We also maintain an effective registration statement (the "Shelf Registration Statement"), which originally covered the offering of up to $150.0 million ($70.3 million remains available) of common stock, preferred stock, warrants, debt securities and units and was used to complete the May 2015 Public Offering. The Shelf Registration Statement includes a prospectus covering the offering, issuance and sale of up to ten million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the

“Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. As of June 30, 2015, we have 10.0 million shares available for sale under the Sales Agreement.
As of June 30, 2015, we had $14.1 million of debt outstanding. In April 2013, we entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “2013 Notes”) in the aggregate principal amount of $5.0 million due in April 2015. In February 2015, we exchanged the 2013 Notes for new senior subordinated notes (the "2015 Subordinated Notes") in the aggregate principal amount of $5.0 million with annual interest at 8% and also issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million, such notes are due February 2018. In addition, we also issued to the holders of the 2015 Subordinated Notes five year warrants to purchase 1.4 million unregistered shares of our common stock at an exercise price of $5.10 per share.
Our cash, cash equivalents, and short-term investments at June 30, 2015 were $139.6 million, an increase of $99.4 million from December 31, 2014, principally as a result of (i) our collaboration and stock purchase agreements with Incyte which generated aggregate proceeds of $60.0 million, (ii) our 2015 Subordinated Notes which generated an aggregate of $9.0 million of new proceeds and (iii) our May 2015 Public Offering in which we received net proceeds of approximately $75.0 million. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $139.6 million as of June 30, 2015 will be sufficient to satisfy our liquidity requirements into 2017. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing, (5) selling equity securities and/or (6) monetizing all or part of the potential royalties we are entitled to receive from our Q2-21 partners. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.
Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $75.4 million over the term of the related activities. Through June 30, 2015, we have expensed $58.2 million as research and development expenses and $56.4 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $6.7 million, all of which have been paid as of June 30, 2015. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.
Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, our collaboration with Incyte for the development, manufacture and commercialization of CPM antibodies against certain targets is managed by a joint steering committee with equal representation from Agenus and Incyte. We also have agreements with licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines, which grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed products that result from these agreements, which may or may not be achieved.

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $9.6 million and $19.6 million, respectively. This decrease primarily resulted from the receipt of the upfront fees under our Collaboration Agreement with Incyte, partially offset by the payment related to our contingent purchase price consideration during 2015. We continue to support and develop our QS-21 Stimulon partnering collaborations. If applications for marketing approval of vaccines that are submitted by our licensees are approved, the first products containing QS-21 Stimulon are anticipated to be launched in the

2017 time-frame. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Under our Collaboration Agreement with Incyte, we are required to share costs with Incyte on a 50:50 basis under the GITR and OX40 programs; there is a potential for these costs to be high and the development program budgets for these antibodies to not be in our complete control.
Recent Accounting Pronouncements
In May 2014, ASU No. 2014-09 was issued which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 for public entities. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.
In August 2014, ASU No. 2014-15 was issued which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We are currently evaluating the potential impact that ASU 2014-15 may have on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 15% and 22% of our operating expenses for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, were from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro and Swiss Franc, in large part due to our wholly-owned subsidiary, 4-Antibody, a company with operations in Switzerland and Germany. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
We had cash, cash equivalents and short-term investments at June 30, 2015 of $139.6 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at June 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors
Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in the Prospectus Supplement we filed with the Securities and Exchange Commission on May 21, 2015.
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
Our net losses for the years ended December 31, 2014, 2013, and 2012, were $42.5 million, $30.1 million, and $11.3 million, respectively. During the six months ended June 30, 2015, we generated a net loss of $59.2 million.
We expect to incur additional losses over the next several years as we continue research and clinical development of our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of CPM product candidates, including through our collaboration with Incyte, our HSP-based vaccines, and vaccines containing QS-21 Stimulon.
On June 30, 2015, we had $139.6 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at June 30, 2015, will be sufficient to satisfy our liquidity requirements into 2017. We expect to attempt to raise additional funds in advance of depleting our current funds although additional funding may not be available on favorable terms, or at all. For the six months ended June 30, 2015, our average monthly cash used in operating activities was approximately $1.6 million. This average monthly cash used in operating activities primarily resulted from one-time upfront payments of $25.0 million received under our Collaboration Agreement with Incyte in the first quarter of 2015 and therefore, our net cash used in operations for the six months ended June 30, 2015 is not indicative of future results.
To date, we have financed our operations primarily through the sale of equity and debt securities. In order to finance future operations going forward, we will be required to raise additional funds in the capital markets, through arrangements with collaboration partners, such as our global alliance with Incyte, or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them or if we incur operating losses for longer than we expect, we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that are on unfavorable terms or allocate to third parties substantial portions of the potential value of these technologies.
There are a number of factors that will influence our future capital requirements, including, without limitation, the following:
•the number and characteristics of the product candidates we and our partners pursue;

•	our ability to successfully develop, manufacture, and commercialize CPM product candidates, including pursuant to our collaboration agreement with Incyte;

•
the scope, progress, results and costs of researching and developing our future product candidates, and conducting pre-clinical and clinical trials, including with respect to our GITR and OX40 antibody programs, for which we have agreed to share all costs and profits with Incyte on a 50:50 basis;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our and our licensees’ product candidates;
•the cost of manufacturing;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such arrangements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights;

•	the costs associated with any successful commercial operations; and

•	the timing, receipt and amount of sales of, or royalties on, our future products and those of our partners, if any, or our ability to monetize any potential royalty streams.

General economic conditions in the United States economy and abroad may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired. The ability of potential patients and/or health care payers to pay for our future products, if any, could also be adversely impacted, thereby limiting our potential revenue. In addition, any negative impacts from any deterioration in the credit markets on our collaboration partners could limit potential revenue from our product candidates.

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

Under the terms of our Collaboration Agreement with Incyte, we and Incyte have created a joint steering committee that oversees and manages worldwide regulatory, development, manufacturing, and commercialization activities for our CPM antibody product candidates with equal representation from both parties. We anticipate that, for each program, Agenus will serve as the lead for pre-clinical development activities through the filing of an investigational new drug application, or IND, and Incyte will serve as the lead for clinical development activities. Accordingly, the timely and successful completion by Incyte of clinical development activities will significantly affect the timing and amount of any revenues we may receive under the collaboration agreement. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to CPM antibodies under the collaboration could be delayed or terminated, and it could become necessary for us to assume the responsibilities for the clinical development, manufacturing, regulatory approval or commercialization of the CPM antibodies at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones will be achieved, that we will receive any future milestone or royalty payments under the collaboration agreement, or that we will share in any revenues under the Collaboration Agreement.

In addition, our collaboration with Incyte may be unsuccessful due to other factors, including, without limitation, the following:

•	After February 19, 2016, Incyte may terminate the agreement or any individual program for convenience upon 12 months’ notice;

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

Our CPM programs are in pre-clinical development, and there is no guarantee that they will be successful or produce any revenues from CPM antibody product candidates, if any.

Our CPM programs are currently in pre-clinical development. Even if our pre-clinical studies produce positive results, they may not necessarily be predictive of the results of future clinical trials in humans. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in future clinical trials of CPM antibodies, our business and financial prospects would be materially adversely affected.

We are undergoing significant growth, and we may encounter difficulties in managing this growth, which could disrupt our operations.

From January 1, 2014 to June 30, 2015 we increased our employee headcount from 68 to 162, 57 of whom are employees of our wholly-owned subsidiary 4-Antibody AG (4-AB), which we acquired in February 2014. In addition, through 4-AB, we also expanded our research and development activities internationally to Switzerland and Germany. In April 2015, we further expanded our antibody discovery platform through the acquisition of antibody platform assets from Celexion, LLC. We expect to continue increasing our headcount as we continue to build our research and development capabilities and integrate our acquired technology platforms. To manage this anticipated growth and expansion, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

We may not receive anticipated QS-21 Stimulon revenues from our licensees or otherwise be able to monetize this asset.

We currently rely upon and expect to continue to rely upon third party licensees, particularly GSK, to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant.

As each licensee controls its own product development process, we cannot predict our licensees’ requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or terminate programs containing QS-21 Stimulon at any time. In addition, clinical trials being conducted by our licensees may not be successful. For example, in April 2014, GSK announced the termination of a Phase 3 trial of its MAGE-A3 cancer immunotherapeutic (a vaccine containing QS-21 Stimulon) in non-small cell lung cancer, and in 2013, GSK announced the Phase 3 trial of their MAGE-A3 cancer immunotherapeutic in melanoma missed its first co-primary endpoint and that the study would continue until completion of its second co-primary endpoint, which is expected to occur in 2015. The results of these trials and other trials conducted by our licensees, as well as other factors, may cause our licensees to terminate additional programs containing QS-21 Stimulon, which could materially diminish future potential revenue from QS-21 Stimulon. In addition, even if our licensees successfully complete clinical trials with vaccine candidates using QS-21 Stimulon or these vaccine candidates receive positive decisions from regulatory bodies, there is no guarantee that these products will ultimately obtain regulatory approval or, if so approved, will generate any future milestones or royalty payments.

We are currently exploring the possibility of monetizing all or part of the potential royalties we are entitled to receive from our QS-21 partners, but there is no guarantee that we will be able to do so at all, or on favorable terms.

Any inability to receive anticipated revenues, or a reduction in revenues, generated from QS-21 Stimulon, or otherwise monetize this asset could have a material adverse effect on our business, financial condition and results of operations.

Our HSP peptide-based platform for infectious diseases is in early stage development, and there is no guarantee that a product candidate will progress from this platform.

In June 2014, we reported positive results from a Phase 2 trial with our HerpV vaccine candidate for genital herpes, which includes QS-21 Stimulon. While the HerpV Phase 2 trial met its formal endpoints, it is unclear that the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. Although we would consider potential partnering relationships for the further development of our HerpV program, we are not currently engaged in any discussions with any such potential partners, and we do not currently expect to advance this program into a Phase 3 trial. We are currently in the process of evaluating the broader application of our HSP peptide-based vaccines beyond genital herpes, but there is no guarantee that a product candidate will progress from this platform. Furthermore, it is possible that research and discoveries by others will render any product candidate obsolete or noncompetitive.

We may not be able to advance clinical development or commercialize Prophage Series vaccines or realize any benefits from this program without a partner or alternative means of financing.

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage Series vaccines is highly uncertain. Prophage Series vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage Series vaccines has resulted in a marketing approval, except in Russia where commercialization of the approved product was unsuccessful. Although we hope to initiate a Phase 3 clinical trial in newly diagnosed GBM in 2015, due to our limited resources and our corporate priorities, we do not expect to support on-going clinical studies with Prophage Series vaccines or perform additional studies without the help of a partner or alternative means of financing.

We do not currently sponsor any of the on-going clinical trials with Prophage Series vaccines and therefore we lack the ability to control trial design, timelines, and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage Series vaccine clinical trial is a Phase 2 trial of Prophage Series vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute (NCI). While the NCI Alliance has confirmed a commitment to completion of the trial, to date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of bevacizumab for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical. In January 2014, we initiated a randomized Phase 2 trial with Prophage Series vaccine and Bristol-Myers Squibb’s ipilimumab, for the treatment of Stage III and IV metastatic melanoma. This study is being sponsored by an investigator at the University of Texas and, although the investigator-held IND was activated to allow initiation of the trial, patient enrollment has not yet begun. The design of this study protocol was recently modified to incorporate a non-randomized trial of Prophage Series vaccine in combination with ipilimumab with a reference to prospective comparative patients treated with ipilimumab only. This redesign may enable us to more quickly evaluate safety and immunologic correlates of responders in patients with metastatic melanoma. While we believe the combination of Prophage Series vaccines and ipilimumab has the potential to trigger a more effective immune response against the tumor than ipilimumab alone, there is no guarantee that this trial will be completed or that it will yield useful translational and/or efficacy data.

Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.

Our CPM antibody programs, including those partnered with Incyte, will require substantial manufacturing development and investment to progress. Our CPM antibody programs are pre-clinical, and we have only recently initiated the development of the reagents, cell lines, and systems required to manufacture our antibody candidates. If these development-stage efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. We rely on contract manufacturing organizations (CMOs) and contract research organizations (CROs), to support our CPM antibody programs. Our dependence on external CMOs for the manufacture of our antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans. In the future, we may need to secure additional manufacturing capacity with our current or additional CMOs. Such an effort could divert resources away from our CPM antibody programs and lead to delays in the development of product candidates. We may also need to develop or secure later phase and/or commercial manufacturing capabilities, all of which would cause us to incur additional costs and risk. In the event that our CPM antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited. In addition, while we currently have our own cGMP manufacturing facility in Lexington, MA, our facility is not currently configured or equipped to adequately support manufacturing of the required cell lines or the downstream production of cGMP antibody product candidates.

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

We have given our corporate QS-21 Stimulon licensees, GSK and Janssen Sciences Ireland Uc, manufacturing rights for QS-21 Stimulon for use in their product programs. If they or their third party CMOs encounter problems with QS-21 Stimulon manufacturing, any of their programs containing QS-21 Stimulon could be delayed or terminated, and this could have an adverse effect on our potential license fees, milestone payments and royalties that we may otherwise receive from these programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever.

Our ability to efficiently manufacture our products is contingent upon a CMO’s ability to ramp up production in a timely manner without the benefit of years of experience and familiarity with the processes, which we may not be able to adequately transfer. We currently rely upon and expect to continue to rely upon third parties, potentially including our collaborators or licensees, to produce materials required to support our product candidates, pre-clinical studies, clinical trials, and any future commercial efforts. A number of factors could cause production interruptions at either our manufacturing facility or the facilities of our CMOs or suppliers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.

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

Biopharmaceutical manufacturing is also subject to extensive government regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of a product candidate. In addition, facilities are subject to on-going inspections, and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

Risks associated with doing business internationally could negatively affect our business.

We have research and development operations in Switzerland and Germany. We have in the past, and may continue to pursue pathways to develop and commercialize our product candidates in non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets and limitations on the flexibility of our operations and costs imposed by local labor laws. For example, in 2008 our Oncophage® vaccine was approved for sale in Russia, but we have never received, and do not expect to receive, any revenues from sales in Russia. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change. Further, even if we receive marketing approval, we may not receive sufficient coverage and adequate reimbursement for our products.”

Our competitors may have superior products, manufacturing capability, selling and marketing expertise and/or financial and other resources.

Our product candidates and the product candidates in development by our collaboration partners may fail because of competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates, directed at cancer, infectious diseases and degenerative disorders. Many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:

•	develop safer or more effective therapeutic drugs or preventive vaccines and other therapeutic products;

•	establish superior intellectual property positions;

•	discover technologies that may result in medical insights or breakthroughs, which render our drugs or vaccines obsolete, possibly before they generate any revenue, if ever;

•	adversely affect our ability to recruit patients for our clinical trials;

•	solidify partnerships or strategic acquisitions that may increase the competitive landscape;

•	commercialize their product candidates sooner than we commercialize our own, if ever; or

•	implement more effective approaches to sales and marketing and capture some of our potential market share.

There is no guarantee that our product candidates will be able to compete with potential future products being developed by our competitors.

We have CPM antibody programs currently in pre-clinical development targeting GITR, OX40, CTLA-4, LAG-3, TIM-3 and PD-1. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD1 antibody, and is developing an anti-LAG-3 antibody and agonist to OX-40 (2) Merck has an approved anti-PD1 antibody in the United States, (3) Ono Pharmaceuticals has an approved anti-PD1 antibody in Japan, (4) Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development, (5) Curetech has an anti-PDI antibody in development, (6) Pfizer has an anti-CTLA-4 antibody in development, (7) Tesaro has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates, (8) Novartis has anti-PD-1, anti-LAG-3 and anti-TIM-3 antibodies in discovery, and (9) Enumeral has anti-PD-1 and anti-TIM-3 antibodies in discovery. There is no guarantee that our antibody product candidates will be able to compete with our competitors' antibody products and product candidates.

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, (1) oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell, and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products we and our partners develop.

We are also aware of a third party that manufactures pre-clinical material purporting to be comparable to QS-21 Stimulon. The claims being made by this third party may create marketplace confusion and have an adverse effect on the goodwill generated by us and our partners with respect to QS-21 Stimulon. Any diminution of this goodwill may have an adverse effect on our ability to commercialize future products, if any, incorporating this technology, either alone or with a third party.

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

If any of our Prophage Services vaccines are developed in other indications or in combination with other product candidates, such as with CPMs, they could face additional competition in those indications or in those combinations. In addition, and prior to regulatory approval, if ever, our Prophage Series vaccines and all of our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Our future growth depends on our ability to successfully identify, develop, acquire or in-license technologies, products and product candidates; otherwise, we may have limited growth opportunities.

An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our existing business, such as our acquisition of rights to Carcinoembryonic Antigen Cell Adhesion Molecule 1 (CEACAM1) from Diatheva s.r.1. in July 2015. However, these business activities may entail numerous operational and financial risks, including:

•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new technologies, products or product candidates;

•	disruption of our business and diversion of our management’s time and attention;

•	higher than expected development, acquisition or in-license and integration costs;

•	exposure to unknown liabilities;

•	difficulty and cost in combining the technologies, operations and personnel of any acquired businesses with our technologies, operations and personnel;

•	inability to retain key employees of any acquired businesses;

•	difficulty in managing multiple product development programs; and

•	inability to successfully develop new products or clinical failure.

We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and to integrate them into our current infrastructure. We may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations, and/or acquire, in-license, and/or advance new product candidates. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

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

As previously noted, our ability to advance our CPM programs depends in part on collaboration agreements such as our collaboration with Incyte. See “Risk Factors—Risks Related to Our Business—We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize CPM antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these CPM antibodies may be terminated or substantially delayed, and our business would be severely harmed.” In addition, from time to time we engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements, our efforts to develop and/or commercialize our product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.

While we have been pursuing these business development efforts for several years for our Prophage Series vaccine, we have not entered into a substantial agreement other than the agreement with NewVac to sell Oncophage in Russia, which was unsuccessful and expired in 2014. In addition, other companies may not be interested in pursuing patient-specific vaccines like our Prophage Series vaccines, and many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.

Because we rely on collaborators and licensees for the development and commercialization of most of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.

Part of our strategy is to develop and commercialize a majority of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from the Retrocyte Display and SECANT technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, 4-AB has or has had collaboration arrangements with Ludwig Cancer Research, or LCR, and Brazil-based Recepta Biopharma SA, or Recepta, among others. In December 2014, we entered into a new license agreement with LCR, which replaced the prior agreement for some of our target programs. We are in continued discussions with LCR and Recepta with respect to certain of our other target programs. If we are not able to come to agreement on terms or maintain and optimize these arrangements, as well as advance other current or potential collaborations on terms favorable to us, this could have a negative impact on our operations. In

February 2015 we began a broad collaboration with Incyte to pursue the discovery and development of CPMs. See “Risk Factors-Risks Related to our Business-We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize CPM antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these CPM antibodies may be terminated or substantially delayed, and our business would be severely harmed.”

In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of our collaboration partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources necessary to advance these product candidates, obtaining regulatory approvals, and successfully manufacturing and commercializing product candidates.

To date, the development of Prophage Series vaccine for the treatment of patients with glioma is dependent, in large part, on the efforts of the Alliance for Clinical Trials in Oncology, a NCI cooperative group, which is sponsoring a Phase 2 clinical trial of this product candidate in this indication. When our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of our collaboration partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully manufacturing and commercializing product candidates. We previously granted NewVac an exclusive license to manufacture, market and sell Oncophage in the Russian Federation and certain other CIS countries, but the relationship was unsuccessful and expired in 2014 with no benefit to us.

Development activities for our collaboration programs may fail to produce marketable products due to unsuccessful results or abandonment of these programs, failure to enter into future collaborations or license agreements, or the inability to manufacture product supply requirements for our collaborators and licensees. Several of our agreements also require us to transfer important rights and regulatory compliance responsibilities to our collaborators and licensees. As a result of these collaboration agreements, we will not control the nature, timing, or cost of bringing these product candidates to market. Our collaborators and licensees could choose not to, or be unable to, devote resources to these arrangements or adhere to required timelines, or, under certain circumstances, may terminate these arrangements early. They may cease pursuing product candidates or elect to collaborate with different companies. In addition, these collaborators and licensees, outside of their arrangements with us, may develop technologies or products that are competitive with those that we are developing. From time to time, we may also become involved in disputes with our collaborators or licensees. Such disputes could result in the incurrence of significant expense, or the termination of collaborations. We may be unable to fulfill all of our obligations to our collaborators, which may result in the termination of collaborations. As a result of these factors, our strategic collaborations may not yield revenue. Furthermore, we may not be able to enter into new collaborations on favorable terms or at all. Failure to generate significant revenue from collaborations could increase our need to fund our operations through sales of debt or equity securities and would negatively affect our business prospects.

If we default on certain of our outstanding debt instruments and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

In February 2015, we exchanged the senior subordinated promissory notes that we issued in 2013 for new senior subordinated promissory notes in the aggregate principal amount of $5.0 million with annual interest at 8%, and we issued an additional $9.0 million principal amount of such notes, or the 2015 Subordinated Notes. The 2015 Subordinated Notes are due February 2018 and include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

Our ability to satisfy our obligations under this indebtedness will depend upon our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control. If we do not have sufficient cash on hand to service our indebtedness, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets, (ii) refinance or restructure all or a portion of our indebtedness;

•	sell, out-license, or otherwise dispose of assets; and/or

•	reduce or delay planned expenditures on research and development and/or future commercialization activities.

Such measures might not be sufficient to enable us to make timely principal and interest payments, if at all. In addition, any such financing, refinancing, or sale of assets might not be available on favorable terms, if at all.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, licensees, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed.

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

Effective December 31, 2005, we entered into an employment agreement with Dr. Armen. Subject to the early termination of the agreement, the agreement had an original term of one year and is automatically extended thereafter for successive terms of one year each, unless either party provides notice to the other at least 90 days prior to the expiration of the original or any extension term. Effective June 30, 2015, we entered into an employment agreement with Dr. Stein. Subject to the early termination of the agreement, the agreement has an original term of one year and is automatically extended thereafter for successive terms of one year each, unless either party provides notice to the other at least 120 days prior to the expiration of the original or any extension term. Dr. Armen and Dr. Stein play important roles in our day-to-day activities. We do not carry key employee insurance policies for Dr. Armen, Dr. Stein or any other employee.

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

Clinical development, including pre-clinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of June 30, 2015, we have spent approximately 20 years and $312 million on our research and development program in heat shock proteins for cancer. The development and regulatory approval process also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of pre-clinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a pre-clinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change. Further, even if we receive marketing approval, we may not receive sufficient coverage and adequate reimbursement for our products.

Regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation reduces the size of the potential market for that product. Product approvals, once granted, are subject to continual review and periodic inspections by regulatory authorities. Our operations and practices are subject to regulation and scrutiny by the United States government, as well as governments of any other countries in which we do business or conduct activities. Later discovery of previously unknown problems or safety issues, and/or failure to comply with domestic or foreign laws, knowingly or unknowingly, can result in various adverse consequences, including, among other things, possible delay in approval or refusal to approve a product, warning letters, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to renew marketing applications, complete withdrawal of a marketing application, corrective action requirements, and/or criminal prosecution, withdrawal of an approved product from the market, and/or exclusion from government health care programs. Such regulatory enforcement could have a direct and negative impact on the product for which approval is granted, but also could have a negative impact on the approval of any pending applications for marketing approval of new drugs or supplements to approved applications.

Because we are a company operating in a highly regulated industry, regulatory authorities could take enforcement action against us in connection with our licensees’ or collaborators’, and/or our business and marketing activities for various reasons. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign governmental officials for the purpose of obtaining or retaining business abroad.

From time to time, new legislation is passed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA and other foreign health authorities. Additionally, regulations and guidance are often revised or reinterpreted by health agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or whether regulations, guidance, or interpretations will change, and what the impact of such changes, if any, may be. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand, increase, and change the methodology regarding industry rebates for drugs covered under Medicaid programs; impose an annual, nondeductible fee on any entity that manufactures or imports specific branded prescription drugs and biologic agents, apportioned among those entities according to market share in certain government healthcare programs; expand eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level; expand the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; create a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and make changes to the coverage requirements under the Medicare D program.

We expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide. Even if our product candidates are approved, the commercial success of our products will depend substantially on the extent to which they are covered by third-party payors, including government health authorities and private health insurers. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize our product candidates.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to duplicate or surpass our technological achievements, eroding our competitive position in the market. Our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

Patent term may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its effective filing date. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Furthermore, the product development timeline for biotechnology products is lengthy and it is possible that our issued patents covering our product candidates in the United States and other jurisdictions may expire prior to commercial launch. For example, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection could be reduced.

Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we and our current or future licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our current licensors, or any future licensors or licensees, may not identify patentable aspects of inventions made in the course of development and commercialization activities in time to obtain patent protection on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, etc. If we or our current licensors, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

We have ownership of or exclusive rights to approximately 60 issued United States patents and approximately 120 issued foreign patents. We also have ownership of or exclusive rights to approximately 20 pending United States patent applications and approximately 40 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office, or USPTO, uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

Through our acquisitions of 4-AB and certain assets of Celexion, LLC, we own a number of patents and patent applications directed to various methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising out of such entities’ technology platforms. In particular, we own patents and patent applications relating to Retrocyte Display technology platform, a high throughput antibody expression platform for the identification of fully-human and humanized monoclonal antibodies. This patent family is projected to expire between 2029 and 2031. We also own patents and patent applications relating to the SECANT platform, a platform used for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs. This patent family is projected to expire between 2028 and 2029. In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we intend to seek patent protection for newly identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that were acquired along with 4-AB, will have commercial value, or that any of our existing or future patent applications, including the patent applications that were acquired with 4-AB, will result in the issuance of valid and enforceable patents.

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

The patent position of biopharmaceutical, pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in biopharmaceutical, pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide competitive advantage. Moreover, we cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings, post-grant review, inter partes review, and/or reexamination proceedings, the risk of infringement litigation, and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings, and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage.

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

Third parties may infringe or misappropriate our intellectual property, including our existing patents, patents that may issue to us in the future, or the patents of our licensors to which we have a license. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Further, we may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidates is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

In addition, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the biopharmaceutical industry. Recently, the AIA introduced new procedures, including inter partes review and post grant review. These procedures may be used by competitors to challenge the scope and/or validity of our patents, including those that patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges.

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

These lawsuits and proceedings would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. There is a risk that a court or administrative body could decide that our patents are invalid or not infringed by a third party’s activities, or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents could limit our ability to assert our patents against these or other competitors, affect our ability to receive royalties or other licensing consideration from our licensees, and may curtail or preclude our ability to exclude third parties from making, using and selling similar or competitive products. An adverse outcome may also put our pending patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administrative panel to affect the validity or enforceability of a claim, for example, if a priority claim is found to be improper. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our relevant product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of litigation or administrative proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

Any of these occurrences could adversely affect our competitive business position, business prospects, and financial condition.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

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

As is common in the biopharmaceutical industry, we employ individuals who were previously or concurrently employed at research institutions and/or other biopharmaceutical, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to- file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We may have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biopharmaceutical, biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. We may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Risks Related to Litigation

We may face litigation or regulatory investigations that could result in substantial damages and may divert management’s time and attention from our business.

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

We are also exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional and/or negligent failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health care fraud and abuse, transparency, and/or data privacy and security laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices; to promote transparency; and to protect the privacy and security of patient data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

While we have adopted a corporate compliance program, we may not be able to protect against all potential issues of noncompliance. Efforts to ensure that our business complies with all applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable laws and regulations.

Employee misconduct could also involve the improper use or disclosure of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive or employee was to be investigated, or an action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team.

Product liability and other claims against us may reduce demand for our products and/or result in substantial damages.

We face an inherent risk of product liability exposure related to testing our product candidates in human clinical trials and may face even greater risks if we ever sell products commercially. An individual may bring a product liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. Product liability claims may result in:

•	regulatory investigations;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs; and

•	decreased demand for any future products.

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

For the period from our initial public offering on February 4, 2000 to June 30, 2015, and for the six months ended June 30, 2015, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.91 and $9.78 per share, respectively. The average daily trading volume for the six months ended June 30, 2015 was approximately 2,043,324 shares while the average daily trading volume for the year ended December 31, 2014 was approximately 728,000. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials or delays in any such announcements;

•	results of our pre-clinical studies and clinical trials or delays in anticipated timing;

•	delays in our regulatory filings or those of our partners, such as our planned IND filings for CPM product candidates;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;

•	announcements of acquisitions;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	failure to realize the anticipated benefits of acquisitions;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development;

•	quarterly fluctuations in our financial results;

•	variations in the level of expenses related to any of our product candidates or clinical development programs;

•	additions or departures of key management or scientific personnel;

•	conditions or trends in the biopharmaceutical, biotechnology and pharmaceutical industries generally;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

•
general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock.

In the past, securities class action litigation has often been brought against a company following a significant decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical, biotechnology and pharmaceutical companies generally experience significant stock price volatility.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2015, we had 84,257,543 shares of common stock outstanding including our sale of 12,650,000 shares of our common stock in our underwritten public offering completed in May 2015. All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. As of June 30, 2015, we had filed registration statements to permit the sale of approximately 12,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 8,848,000 shares of common stock pursuant to various private placement agreements and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of June 30, 2015, an aggregate of approximately 22.0 million of these shares remain available for sale. We also intend to file one or more registration statements to register an additional 4,000,000 shares for issuance under our equity incentive plan and an additional 100,000 shares for issuance under our Directors’ Deferred Compensation Plan, both of which were approved by our stockholders at our annual stockholder meeting on June 24, 2015. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.0 million on each of the 12-month and 24-month anniversaries of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. We intend to file one or more registration statements covering the resale of shares of our common stock held by certain of our stockholders or investors in 2015. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion in the future pursuant to the terms of our agreement with Celexion.

As of June 30, 2015, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of June 30, 2015, options to purchase 7,908,570 shares of our common stock with a weighted average exercise price per share of $4.65 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2015 we had 46,705 nonvested shares outstanding.

As of June 30, 2015, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

On January 10, 2014, we entered into a share exchange agreement (the “Share Exchange Agreement”) with 4-Antibody AG, a joint stock company formed under the laws of Switzerland (“4-AB”), the former shareholders of 4-AB, and Vischer AG, as Representative, pursuant to which we acquired all of the outstanding capital stock of 4-AB from the former shareholders of 4-AB in an all-stock transaction that closed in February 2014. Pursuant to the terms of the Share Exchange Agreement, we agreed to assume certain of 4-AB’s pre-closing obligations, including the payment of exit bonuses to certain employees and former shareholders of 4-AB upon the achievement of milestone events contemplated by the Share Exchange Agreement. In January 2015, the first contingent milestone was met, triggering an obligation to pay certain of the exit bonuses. The final exit bonus payment related to meeting this first milestone was satisfied through the issuance of 29,897 shares of our common stock on April 27, 2015 valued at approximately $128,000 or $4.28 per share.

The issuance of the Exit Bonus Shares was not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemptions from registration provided by Regulation S promulgated under the Securities Act, based on representations from the recipients that they are not "U.S. persons" within the meaning of Rule 902 of Regulation S, Section 4(a)(2) of the Securities Act, because the transaction did not involve any public offering.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

(b) Exhibits

AGENUS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2015	AGENUS INC.

/s/ C. Evan Ballantyne
C. Evan Ballantyne Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1
Asset Purchase Agreement dated April 7, 2015 by and among Agenus Inc., Celexion, LLC, Flagship Ventures Fund 2007 LP, Brian M. Baynes and Alexandria Equities, LLC. Filed as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-29089) filed on April 8, 2015 and incorporated herein by reference.

10.1
Agreement by and between Agenus Inc. and C. Evan Ballantyne dated June 8, 2015. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-29089) filed on June 17, 2015 and incorporated herein by reference.

10.2	Non-Qualified Stock Option Inducement Award Agreement by and between Agenus Inc. and C. Evan Ballantyne effective June 17, 2015. Filed herein.

10.3
Employment Agreement dated June 30, 2015 between Agenus Inc. and Dr. Robert Stein. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-29089) filed on June 30, 2015 and incorporated herein by reference.

10.4
Form of Restricted Stock Unit Agreement for the Agenus Inc. 2009 Equity Incentive Plan, as amended. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-29089) filed on June 30, 2015 and incorporated herein by reference.

10.5	Fourth Amendment to Agenus 2009 Equity Incentive Plan. Filed as Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-29089) filed on June 30, 2015 and incorporated herein by reference.

10.6	Seventh Amendment to Agenus Directors' Deferred Compensation Plan. Filed as Appendix C to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2015 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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