Form 10-Q
period 2015-09-30
AGENUS INC
filed 2015-11-04
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares outstanding of the issuer's Common Stock as of October 30, 2015: 84,646,215 shares

Agenus Inc.

Nine Months Ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$184,138,960	$25,714,519
Short-term investments	14,993,700	14,509,570
Inventories	88,200	95,700
Accounts Receivable	7,331,624	463,007
Prepaid expenses	1,953,486	1,247,548
Other current assets	437,311	639,957
Total current assets	208,943,281	42,670,301
Plant and equipment, net of accumulated amortization and depreciation of $29,351,331 and $28,369,982 at September 30, 2015 and December 31, 2014, respectively	7,829,693	5,996,687
Goodwill	18,139,991	17,869,023
Acquired intangible assets, net of accumulated amortization of $873,667 and $462,248 at September 30, 2015 and December 31, 2014, respectively	6,490,481	6,773,722
Other long-term assets	1,204,804	1,216,795
Total assets	$242,608,250	$74,526,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$146,061	$1,257,178
Current portion, deferred revenue	5,967,198	184,421
Accounts payable	3,091,199	1,710,946
Accrued liabilities	13,738,916	5,501,527
Other current liabilities	5,342,496	575,351
Total current liabilities	28,285,870	9,229,423
Long-term debt	110,553,452	4,769,359
Deferred revenue	15,498,207	3,009,568
Contingent royalty obligation	—	15,279,000
Contingent purchase price consideration	3,747,000	16,420,300
Other long-term liabilities	7,547,617	2,800,491
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2015 and December 31, 2014; liquidation value of $32,164,572 at September 30, 2015	316	316
Common stock, par value $0.01 per share; 140,000,000 shares authorized; 84,646,215 and 62,720,065 shares issued at September 30, 2015 and December 31, 2014, respectively	846,462	627,201
Additional paid-in capital	841,041,405	715,667,633
Accumulated other comprehensive loss	(1,331,638)	(1,970,420)
Accumulated deficit	(763,580,441)	(691,306,343)
Total stockholders’ equity	76,976,104	23,018,387
Total liabilities and stockholders’ equity	$242,608,250	$74,526,528

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Research and development revenue	$6,848,194	$1,563,378	$17,178,191	$5,358,322
Total revenues	6,848,194	1,563,378	17,178,191	5,358,322
Operating expenses:
Research and development	(18,502,063)	(5,284,607)	(52,495,316)	(14,979,844)
General and administrative	(6,407,902)	(4,919,675)	(19,910,650)	(16,209,790)
Contingent purchase price consideration fair value adjustment	6,994,000	969,000	(7,326,700)	(164,000)
Operating loss	(11,067,771)	(7,671,904)	(62,554,475)	(25,995,312)
Other (expense) income:
Non-operating (expense) income	(653,376)	(127,367)	(7,356,139)	10,449,462
Interest expense, net	(1,401,102)	(310,080)	(2,363,484)	(962,015)
Net loss	(13,122,249)	(8,109,351)	(72,274,098)	(16,507,865)
Dividends on Series A-1 convertible preferred stock	(50,780)	(51,159)	(152,099)	(153,292)
Net loss attributable to common stockholders	$(13,173,029)	$(8,160,510)	$(72,426,197)	$(16,661,157)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.16)	$(0.13)	$(0.95)	$(0.28)
Weighted average number of common shares outstanding:
Basic and diluted	84,569,118	62,831,541	75,935,985	58,710,338
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(680,993)	$(1,294,720)	$625,132	$(1,161,036)
Unrealized gain on investments	7,760	1,863	13,650	3,816
Other comprehensive income (loss)	(673,233)	(1,292,857)	638,782	(1,157,220)
Comprehensive loss	$(13,846,262)	$(9,453,367)	$(71,787,415)	$(17,818,377)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(72,274,098)	$(16,507,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,403,324	1,019,073
Share-based compensation	5,218,479	3,700,518
Non-cash interest expense	1,643,417	461,653
Loss on disposal of assets	—	1,150
Change in fair value of contingent obligations	14,190,000	(10,652,557)
In-process research and development purchase	12,245,230	—
Loss on extinguishment of debt	154,117	—
Change in fair value of assumed convertible notes	—	(205,143)
Changes in operating assets and liabilities:
Accounts receivable	(7,232,669)	1,200
Inventories	7,500	(95,700)
Prepaid expenses	(693,981)	(425,485)
Accounts payable	1,266,219	35,207
Deferred revenue	18,465,694	(2,695,737)
Accrued liabilities and other current liabilities	8,390,007	(2,021,879)
Other operating assets and liabilities	(10,367,586)	(341,034)
Net cash used in operating activities	(27,584,347)	(27,726,599)
Cash flows from investing activities:
Cash acquired in acquisition	—	514,470
Purchases of plant and equipment	(2,818,429)	(1,105,472)
Purchases of available-for-sale securities	(15,006,730)	(14,517,644)
Proceeds from sale of available-for-sale securities	14,534,486	—
Net cash used in investing activities	(3,290,673)	(15,108,646)
Cash flows from financing activities:
Net proceeds from sale of equity	109,669,980	56,792,252
Proceeds from employee stock purchases and option exercises	1,963,738	150,140
Financing of plant and equipment	—	(39,156)
Proceeds from issuance of long-term debt	109,000,000	—
Debt issuance costs	(1,774,323)	—
Payments of debt	(1,111,112)	(2,500,000)
Payment of contingent purchase price consideration	(8,380,483)	—
Payment of preferred stock dividends	—	(460,963)
Payment of contingent royalty obligation	(20,000,000)	(400,000)
Net cash provided by financing activities	189,367,800	53,542,273
Effect of exchange rate changes on cash	(68,339)	327,128
Net increase in cash and cash equivalents	158,424,441	11,034,156
Cash and cash equivalents, beginning of period	25,714,519	27,351,969
Cash and cash equivalents, end of period	$184,138,960	$38,386,125
Supplemental cash flow information:
Cash paid for interest	$770,538	$531,863
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	111,903	292,106
Issuance of common stock, $0.01 par value, issued in connection with the settlement of the contingent royalty obligation	2,142,000	—
Issuance of common stock, $0.01 par value, issued in connection with the acquisition of the SECANT Yeast Display technology	3,000,000	—
Issuance of common stock, $0.01 par value, for acquisition of 4-Antibody AG	—	10,102,259
Issuance of common stock, $.01 par value, in connection with payment of the contingent purchase price obligation	344,550	—
Contingent purchase price consideration issued in connection with the acquisition of 4-Antibody AG	—	9,721,000
Issuance of common stock, $0.01 par value, as payment of long-term debt	—	953,765

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, also referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immunology company discovering and developing novel checkpoint modulators, vaccines and adjuvants to treat cancer and other diseases. Our approaches are driven by three platform technologies:

•	our antibody platforms, including our proprietary Retrocyte Display™, SECANT® yeast display, our phage display technologies, and our antibody programs, including checkpoint modulators, or CPMs;
•	our heat shock protein (HSP)-based vaccines; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.

We have a portfolio of programs in pre-clinical and clinical stages, including a series of CPMs in investigational new drug (IND)-enabling studies, our Prophage vaccine, a HSP-based autologous vaccine candidate for glioblastoma multiforme, or GBM, a form of brain cancer, and a number of advanced QS-21 Stimulon-containing vaccine candidates in late stage development by our partner, GlaxoSmithKline plc (GSK).

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

Agenus’ core technologies include Retrocyte Display, a powerful proprietary platform designed to effectively discover and optimize novel, fully human and humanized monoclonal antibodies against antigens of interest. Our Retrocyte Display technology is applied to the discovery and development of antibodies, including those targeting significant checkpoint targets. Agenus and its partners currently have pre-clinical programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1, CEACAM1 and other undisclosed check-point programs. In April 2015, we expanded our antibody discovery platform through the acquisition of key antibody assets from Celexion, LLC (Celexion); see Note L. Among the acquired assets was the SECANT yeast display platform for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs.

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

We have also been advancing a series of HSP-based vaccines to treat cancer and infectious disease. In June 2015, at the American Society of Clinical Oncology (ASCO) meeting, we reported positive results from a Phase 2 clinical trial with our Prophage vaccine, which showed that patients with newly-diagnosed GBM who were treated with a combination of our Prophage vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, as compared to historical control data. The most significant clinical improvements were seen in patients with less elevated PD-L1 expression in peripheral blood monocytes.  These observations suggested that while some patients may derive the greatest benefit from standard of care and the Prophage vaccine alone, patients with more elevated PD-L1 expression on peripheral monocytes may benefit from a combination of Prophage in addition to checkpoint modulators PD-1 or PD-L1.  We are currently exploring advancing our Prophage vaccine into well-controlled randomized trials designed to study Prophage versus the standard of care. In addition, efforts are currently underway to conduct adequately controlled and randomized combination studies using Prophage while we simultaneously explore partnership opportunities to license Prophage. In 2014, we also reported positive results from a Phase 2 clinical trial with our HerpV vaccine candidate for genital herpes, and while we do not expect to advance into a Phase 3 clinical trial for genital herpes, we are currently in the process of evaluating the broader application of our HSP peptide-based vaccines.

The Company’s QS-21 Stimulon adjuvant is a key component in several of GSK’s pre-clinical and clinical stage vaccine programs, which target prophylactic or therapeutic impact in a variety of infectious diseases and cancer. In December 2014, GSK reported that its Phase 3 clinical trial with shingles vaccine candidate, HZ/su, using our QS-21 Stimulon adjuvant, met its primary endpoint, reducing the risk of shingles by 97.2% in adults aged 50 years and older compared to placebo. GSK also reported positive Phase 3 clinical trial results in October 2013 for its malaria vaccine candidate using QS-21 Stimulon, Mosquirix™ (RTS,S), which recently received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency. In September 2015, we monetized a portion of the future royalties we are contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement and received net proceeds of approximately $98.2 million; refer to Note E for additional information.  QS-21 Stimulon is also the subject of an out-license agreement with Janssen Sciences Ireland Uc for use in a vaccine for Alzheimer’s disease.

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

We have incurred significant losses since our inception.  As of September 30, 2015, we had an accumulated deficit of $763.6 million. To date, we have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at September 30, 2015 will be sufficient to satisfy our liquidity requirements into the first half of 2018.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).

For our foreign subsidiaries the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total stockholders’ equity.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or DDCP). Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted net loss per common share is the same as basic net loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding because they would be anti-dilutive:

	Nine months ended September 30,
	2015	2014
Warrants	4,351,450	2,951,450
Stock options	8,226,791	6,841,400
Nonvested shares	1,734,821	78,828
Convertible preferred stock	333,333	333,333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$172,811	$172,811	$25,149	$25,149
U.S. Treasury Bills	14,971	14,994	14,508	14,510
Total	$187,782	$187,805	$39,657	$39,659

For the nine months ended September 30, 2015, we received proceeds of approximately $14.5 million from the sale of available-for-sale securities.  No proceeds from the maturity of available-for-sale securities were received for the year ended December 31, 2014.  Gross realized gains included in net loss as a result of the sale of available-for-sale securities were immaterial for the nine months ended September 30, 2015. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as of September 30, 2015 and December 31, 2014.

Of the investments listed above, $172.8 million and $25.1 million have been classified as cash equivalents and $15.0 million and $14.5 million as short-term investments on our condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2015 (in thousands):

Balance, December 31, 2014	$17,869
Foreign currency translation adjustment	271
Balance, September 30, 2015	$18,140

Acquired intangible assets consisted of the following at September 30, 2015 (in thousands):

	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	15 years	$4,425	$(479)	$3,946
Trademarks	4.5 years	829	(300)	529
Other	3 years	175	(95)	80
In-process research and development	Indefinite	1,935	—	1,935
Total		$7,364	$(874)	$6,490

The weighted average amortization period of our finite-lived intangible assets is 13 years.  Amortization expense related to acquired intangibles is estimated at $134,000 for the remainder of 2015, $512,000 for each of the years ending 2016 and 2017, $410,000 for the year ending 2018, $295,000 for the year ending 2019, and $299,000 for each of the years ending 2020-2029.

The acquired in-process research and development ("IPR&D") asset relates to the pre-clinical CPM antibody programs acquired with our acquisition of 4-Antibody AG (“4-AB”) 4-AB in February 2014.  IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing at least annually.  Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset.  Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

Note E - Debt

Debt obligations consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

Debt instrument	Principal at September 30, 2015	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at September 30, 2015
Current Portion:
Debentures	$146	$—	$—	$—	$146

Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(2,510)	11,490
Note Purchase Agreement	100,000	825	(1,514)	(248)	99,063
Total long-term	$114,000	$825	$(1,514)	$(2,758)	$110,553
Total	$114,146	$825	$(1,514)	$(2,758)	$110,699

Debt instrument	Principal at December 31, 2014	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2014
Current Portion:
Debentures	$146	$—	$—	$—	$146
SVB Loan	1,111	—	—	—	1,111
Total current	$1,257	$—	$—	$—	$1,257
Long-term Portion:
2013 Notes	5,000	—	—	(231)	4,769
Total	$6,257	$—	$—	$(231)	$6,026

Subordinated Notes

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

The exchange of the 2013 Notes for the 2015 Subordinated Notes was accounted for as a debt extinguishment under the guidance of Accounting Standards Codification (ASC) 470-50 Debt: Modifications and Extinguishments. For the nine months ended September 30, 2015 we recorded a loss on debt extinguishment of approximately $154,000 in non-operating (expense) income in our condensed consolidated statements of operations and comprehensive loss.  The debt discount of approximately $3.0 million, which relates to the warrants issued in connection with the 2015 Subordinated Notes, is being amortized using the effective interest method over three years, the expected life of the 2015 Subordinated Notes.

Note Purchase Agreement Related to Sale of Future Royalties

On September 4, 2015, we and our wholly-owned subsidiaries, Antigenics LLC (“Antigenics”) and Aronex Pharmaceuticals, Inc. (“Aronex”), entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and other purchasers. Pursuant to the terms of the NPA, on September 8, 2015 (the “Closing Date”), Antigenics issued $100.0 million aggregate principal amount of limited recourse notes (the “Notes”) to the purchasers. Antigenics has the option to issue an additional $15.0 million aggregate principal amount of Notes (the “Additional Notes”) to the purchasers within 15 days after approval of GSK’s shingles vaccine, HZ/su, by the Food and Drug Administration, provided such approval occurs on or before June 30, 2018.

The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after the Closing Date computed on the basis of a 360-day year and the actual number of days elapsed. Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. The Notes are limited recourse and secured solely by a first priority security interest in the royalties and accounts and payment intangibles relating thereto plus various rights of Antigenics related to the royalties under its contracts with GSK (the “Collateral”). GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly interest payment, the interest will be capitalized and added to the aggregate principal balance of the loan. The final legal maturity date of the Notes is the earlier of (i) the 10 th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”). Antigenics’ obligation to repay all principal and accrued and unpaid interest by the Maturity Date is secured only by the Collateral.

At our option, we may redeem all, but not less than all, of the Notes at any time prior to the Maturity Date. The redemption price is equal to the outstanding principal amount of the Notes, plus all accrued and unpaid interest thereon, plus a premium payment that would yield an aggregate internal rate of return (“IRR”) for the purchasers as follows: (i) an IRR of 20% if the redemption occurs within 24 months of the Closing Date, (ii) an IRR of 17.5% if the redemption occurs after 24 months but within 48 months of the Closing Date, and (iii) an IRR of 15% if the redemption occurs more than 48 months after the Closing Date (the “Redemption Payment”).

On September 8, 2018, each purchaser has the option to require Antigenics to repurchase up to 15% of the Notes issued to such purchaser on the Closing Date (the “Put Notes”) at a purchase price equal to the principal amount thereof plus accrued and unpaid interest thereon (the “Put Payment”). Antigenics is required to complete any such repurchase within 90 days after September 8, 2018.

On the earlier of (i) September 8, 2027 and (ii) the Maturity Date, Antigenics is required to pay the purchasers an amount equal to the following (the “Make-Whole Payment”): $100.0 million (or $115.0 million if the Additional Notes are sold) minus the aggregate amount of all payments made in respect of the Notes (regardless of whether characterized as principal or interest at the time of payment), including the original principal amount of any repaid Put Notes.

The NPA specifies a number of events of default (some of which are subject to applicable cure periods), including (i) failure to cause royalty payments to be deposited into the segregated bank account, (ii) payment defaults, (iii) breaches of representations and warranties made at the time the Notes were issued, (iv) covenant defaults, (v) a final and unappealable judgment against Antigenics for the payment of money in excess of $1.0 million, (vi) bankruptcy or insolvency defaults, (vii) the failure to maintain a first-priority perfected security interest in the Collateral in favor of the collateral agent and (viii) the occurrence of a change of control of Agenus. Upon the occurrence of an event of default, subject to cure periods in certain circumstance and some limited exceptions, Oberland may declare the Notes immediately due and payable, in which case Antigenics would owe a payment equal to the Redemption

Payment (the “Accelerated Default Payment”). Upon the occurrence and during the continuance of any event of default, interest on the Notes also increases by 2.5% per annum.

Agenus and Aronex (together, the “Guarantors”), are parties to the NPA as guarantors of certain of Antigenics’ obligations under the NPA. The Guarantors generally guarantee the Put Payment, the Make-Whole Payment, the Redemption Payment and the Accelerated Default Payment.

In accordance with the guidance of ASC 470-10-25 Debt: Recognition, we determined the NPA represents a debt transaction and does not purport to be a sale; the balance of the outstanding notes and interest will be repaid over the estimated term of the NPA.  We will periodically assess the expected royalties using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the estimated time period over which the debt and interest will be repaid. There are a number of factors that could materially affect the amount and timing of royalty payments from GSK, all of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates, and other events or circumstances that could result in reduced royalty payments from GSK, all of which would result in a reduction of royalty revenues and the interest expense over the life of the NPA.

As royalties are remitted to the purchasers, we will record non-cash royalty revenues and non-cash interest expense within our consolidated statements of operations and comprehensive loss over the term of the NPA as interest accrues and royalties are generated. We did not recognize any royalty revenue and recorded $825,000 in non-cash interest expense for the three and nine months-ended September 30, 2015 within our condensed consolidated statement of operations and comprehensive loss.

In connection with the execution of the NPA, we reimbursed the purchasers for legal fees of $250,000 and incurred debt issuance costs of approximately $1.5 million.  Under the relevant accounting guidance, legal fees and debt issuance costs have been recorded as a reduction to the gross proceeds.  These amounts are being amortized over 12 years, the expected term of the Notes, using the effective interest rate method.

Other

In April 2015, we made our final payment of approximately $278,000 under our $5.0 million Loan and Security Agreement with Silicon Valley Bank (the "SVB Loan") in accordance with the terms of the SVB Loan.  We have no further outstanding indebtedness or obligations under the SVB Loan.

Note F – Revenue Interest Assignment Termination

On April 15, 2013, we and Antigenics entered into a Revenue Interests Assignment Agreement (the “Original Agreement”) with Ingalls & Snyder Value Partners, L.P. and Arthur Koenig (together, “Ingalls”), pursuant to which we and Antigenics sold to Ingalls 20% of all the royalties Antigenics was entitled to receive from GSK and Janssen Sciences Ireland Uc on products associated with Agenus’s QS-21 Stimulon (collectively, the “Assigned Interests”).

On September 4, 2015, we and Antigenics entered into a Revenue Interest Assignment and Termination Agreement (the “Assignment and Termination Agreement”) with Ingalls, pursuant to which we terminated the Original Agreement and repurchased the Assigned Interests in exchange for (i) $20.0 million in cash and (ii) 300,000 shares of Agenus common stock for total consideration of approximately $22.1 million. The closing under the Assignment and Termination Agreement took place on September 8, 2015 immediately prior to the closing under the NPA. Effective September 8, 2015, we have no further obligations under the Original Agreement.

For the three months ended September 30, 2015 we recorded a fair value adjustment of approximately $495,000 upon settlement of the contingent royalty obligation recorded within non-operating (expense) income in our condensed consolidated statement of operations and comprehensive loss.

Note G - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Payroll	$3,592	$3,134
Professional fees	3,349	1,438
Contract Manufacturing Costs	2,495	245
License Fees Payable	2,200	—
Other	2,103	685
Total	$13,739	$5,502

Other current liabilities consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Current portion of deferred purchase price (Note L)	$4,933	$—
Other	409	575
Total	$5,342	$575

Note H - Collaborations

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

Agreement Structure

Under the terms of the Collaboration Agreement, we received a non-creditable, nonrefundable upfront payment of $25.0 million.  In addition, the parties will share all costs and profits for the GITR and OX40 antibody programs on a 50:50 basis (profit-share products), and we are eligible to receive up to $20 million in future contingent development milestones under these programs.  Incyte is obligated to reimburse us for all development costs that we incur in connection with the TIM-3 and LAG-3 antibody programs (royalty-bearing products) and we are eligible to receive (i) up to $155 million in future contingent development, regulatory, and commercialization milestone payments and (ii) tiered royalties on global net sales at rates generally ranging from 6% to 12%. For each royalty-bearing product, we will also have the right to elect to co-fund 30% of development costs incurred following initiation of pivotal clinical trials in return for an increase in royalty rates. Additionally, we retain co-promotion participation rights in the United States on any profit-share product. Through the direction of a joint steering committee, the parties anticipate that, for each program, we will serve as the lead for pre-clinical development activities through investigational new drug application filing, and Incyte will serve as the lead for clinical development activities. The parties expect to initiate the first clinical trials of antibodies arising from these programs in 2016.  For each additional program beyond GITR, OX40, TIM-3 and LAG-3 that the parties elect to bring into the collaboration, if any, we will have the option to designate it as a profit-share product or a royalty-bearing product.

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

Collaboration Revenue

For the three and nine months ended September 30, 2015, we have recognized revenue of approximately $6.5 million and $16.1 million, respectively, under the Collaboration Agreement, of which, $2.6 million and $6.6 million, respectively, is related to the amortization of the $25.0 million non-creditable, nonrefundable upfront payment.  As of September 30, 2015, we have deferred revenue outstanding under the Collaboration Agreement of approximately $18.4 million, of which approximately $5.8 million and $12.6 million are classified as current and long-term, respectively, on our condensed consolidated balance sheet.

Note I - Fair Value Measurements

We measure our short-term investments, contingent purchase price consideration and in the past, our contingent royalty obligation, at fair value.  Our short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

The fair value of our $3.7 million contingent purchase price consideration is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation of this liability uses assumptions we believe would be made by a market participant. In particular, the fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and other factors impacting the probability of triggering the milestone payments. Market capitalization was evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.

We completed the valuation analysis for the contingent royalty obligation using discounted cash flow based on the sum of the economic income that an asset is anticipated to produce in the future. In this case, that asset was the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon. The fair value of the contingent royalty obligation was estimated by applying a risk adjusted discount rate (10.2%) to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates were most sensitive to changes in the probability of regulatory approvals.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$14,994	$14,994	$—	$—
Liabilities:
Contingent purchase price consideration	3,747	—	—	3,747

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$14,510	$14,510	$—	$—
Liabilities:
Contingent royalty obligation	15,279	—	—	15,279
Contingent purchase price consideration	16,420	—	—	16,420
Total	$31,699	$—	$—	$31,699

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2015 (amounts in thousands):

Balance, December 31, 2014	$31,699
Change in fair value of contingent royalty obligation during the period	6,863
Change in fair value of contingent purchase price consideration during the period	7,327
Payment of contingent purchase price milestone	(20,000)
Settlement of contingent royalty obligation	(22,142)
Balance, September 30, 2015	$3,747

The change in fair value of the contingent royalty obligation liability is included in non-operating (expense) income in our condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2015.  There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

On January 23, 2015, we achieved the first contingent milestone pursuant to the terms of our Share Exchange Agreement dated January 10, 2014, by and among us, 4-AB, the former shareholder of 4-AB and Vischer AG, as Representative (the "Share Exchange Agreement"), and accordingly we paid $20.0 million.

As outlined in Note F, we settled our contingent royalty obligation owed to Ingalls for consideration of $22.1 million as of the transaction date, which we concluded approximated its fair value.

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in the condensed consolidated balance sheets. The fair value of our outstanding debt was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date.

The fair value of our outstanding debt balance at September 30, 2015 and December 31, 2014 was $116.2 million and $6.1 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology.  The principal amount of our outstanding debt balance at September 30, 2015 and December 31, 2014 was $114.1 million and $6.3 million, respectively.

Note J - Share-based Compensation Plans

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

A summary of option activity for the nine months ended September 30, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,525,724	$4.40
Granted	2,585,544	5.93
Exercised	(458,678)	3.83
Forfeited	(292,426)	3.77
Expired	(133,373)	9.87
Outstanding at September 30, 2015	8,226,791		7.63	$5,965,193
Vested or expected to vest at September 30, 2015	7,522,580	$4.79	7.47	$5,372,584
Exercisable at September 30, 2015	4,134,451	$5.07	6.62	$2,825,031

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2015 and 2014, were $3.85 and $1.85, respectively.

As of September 30, 2015, $8.8 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 1.8 years.

As of September 30, 2015, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $651,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the nine months ended September 30, 2015 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	78,828	$3.93
Granted	1,720,430	8.70
Vested	(35,332)	3.97
Forfeited	(29,105)	8.57
Outstanding at September 30, 2015	1,734,821	$8.58

As of September 30, 2015, there was $11.7 million of unrecognized share-based compensation expense related to these nonvested shares awarded to employees of which $108,000 is expected to be recognized over a weighted average period of 1.4 years. The remaining $11.6 million of unrecognized share-based compensation expense relates to performance based awards for which, if all milestones are achieved, will be recognized over a 3 year period.  As of September 30, 2015, unrecognized expense for nonvested shares awarded to outside advisors is $28,000.  The total intrinsic value of shares vested during the nine months ended September 30, 2015, was $140,000.

During the nine months ended September 30, 2015, 63,539 shares were issued under the 2009 Employee Stock Purchase Plan, 35,332 shares were issued as a result of the vesting of nonvested stock and 458,678 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2015, and 2014, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$453	$274	$1,695	$936
General and administrative	320	1,005	3,523	2,765
Total share-based compensation expense	$773	$1,279	$5,218	$3,701

Note K - Equity

On January 9, 2015, in connection with the execution of the Collaboration Agreement, we also entered into the Stock Purchase Agreement with Incyte Corporation, pursuant to which Incyte purchased approximately 7.76 million shares of our common stock (the “Shares”) in February 2015 for an aggregate purchase price of $35.0 million, or approximately $4.51 per share. Under the Stock Purchase Agreement, Incyte has agreed not to dispose of any of the Shares for a period of 12 months and we agreed to register the Shares for resale under the Securities Act of 1933, as amended (the "Securities Act").

In connection with the achievement of the first contingent milestone pursuant to the Share Exchange Agreement, in March and April 2015, we issued 50,596 shares of our common stock valued at approximately $217,000 and 29,897 shares of our common stock valued at approximately $128,000, respectively, as payment of a portion of our obligation.

In April 2015, in accordance with the payment terms of an asset purchase agreement, as detailed in Note L, we issued 574,140 shares of our common stock to the members of Celexion valued at $3.0 million.

In May 2015, we issued and sold 12,650,000 shares of our common stock in an underwritten public offering. Net proceeds after deducting offering expenses were approximately $75.0 million.

In September 2015, in accordance with the terms of the Assignment and Termination Agreement detailed in Note F, we issued 300,000 shares of our common stock to Ingalls valued at $2.1 million.

Note L - Asset Purchase Agreement

On April 7, 2015 (the “Celexion Closing Date”), we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Celexion and each of the members of Celexion, pursuant to which, we acquired Celexion’s SECANT yeast display antibody discovery platform, its full-length IgG antibody library, its technology for the discovery of molecules targeting cell membrane-associated antigens, and certain other related intellectual property assets (collectively, the “Purchased Assets”). As consideration for the Purchased Assets, on the Celexion Closing Date we paid Celexion $1.0 million in cash and issued Celexion 574,140 shares of our common stock valued at approximately $5.23 per share. As additional consideration for the Purchased Assets, we agreed under the Purchase Agreement to pay to Celexion (i) $1.0 million in cash payable on each of the 9-month and 18-month anniversaries of the Celexion Closing Date and (ii) $4.0 million on each of the 12-month and 24-month anniversaries of the Celexion Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. If we elect to pay any of the additional consideration in shares of our common stock, such shares will be issued at a price per share equal to the simple average of the daily closing volume weighted average price over the 20 trading days preceding the date of issuance. We agreed to file one or more registration statements under the Securities Act to cover the resale of all shares issued as consideration under the Purchase Agreement.  In May 2015, we filed a registration statement covering the resale of 574,140 shares issued to Celexion, and the SEC declared the registration statement effective in June 2015.  This transaction was accounted for as an asset acquisition in accordance with ASC 805 Business Combinations.  In accordance with ASC 730 Research and Development, the purchase price of approximately $13.2 million was recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2015 as the IPR&D was deemed to have no future alternative use, no expense was recorded for the three months ended September 30, 2015.

Note M - Benefit Plans

We maintain a multiple employer benefit plan that covers all of our international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.

For the three and nine months ended September 30, 2015 we contributed approximately $26,000 and $80,000, respectively, and for the three and nine months ended September 30, 2014 we contributed approximately $27,000 and $81,000, to our international multiple employer benefit plan.  For the remainder of the year ending December 31, 2015 we expect to contribute approximately $24,000 to the plan.

Note N - Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs, as this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted.  We adopted ASU 2015-03 with the interim period ended September 30, 2015.  During the quarter ended September 30, 2015, in connection with the execution of the NPA as described in Note E, the Company incurred approximately $1.5 million in debt issuance costs that are classified as a reduction to long-term debt in our condensed consolidated balance sheet. No debt issuance costs required retrospective application as the result of the adoption of ASU 2015-03. The amortization of the debt issuance costs for the three and nine months ended September 30, 2015 was minimal.

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

Oncophage®, Stimulon®, Retrocyte Display™, and SECANT® are trademarks of Agenus Inc. and its subsidiaries.  All rights reserved.

Overview

We are an immunology company discovering and developing novel checkpoint modulators, vaccines and adjuvants to treat cancer and other diseases. Our approaches are driven by three platform technologies:

•	our antibody platforms, including our proprietary Retrocyte Display, SECANT yeast display, our phage display technologies, and our antibody programs, including checkpoint modulators, or CPMs;
•	our heat shock protein (HSP)-based vaccines; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon adjuvant, or QS-21 Stimulon.

We have a portfolio of programs in pre-clinical and clinical stages, including a series of CPMs in investigational new drug (IND)-enabling studies, a HSP-based autologous vaccine candidate for glioblastoma multiforme, or GBM, a form of brain cancer, and a number of advanced QS-21 Stimulon-containing vaccine candidates in late stage development by our partner, GlaxoSmithKline plc (GSK).

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

Our antibody discovery platforms have been applied to the discovery and development of CPMs targeting significant checkpoint targets.  Agenus and its partners have pre-clinical programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1, CEACAM1 and other undisclosed checkpoints. In April 2015, we expanded our antibody discovery platform through the acquisition of key antibody assets from Celexion. Among the assets we acquired from Celexion was the SECANT yeast display platform for the generation of novel monoclonal antibodies and efficient integration of drug targets such as CPMs.  In July 2015, we entered into a license agreement with Diatheva s.r.1 pursuant to which we acquired rights to antibodies targeting CEACAM1, further expanding our antibody capabilities and CPM targets.

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

To date, we have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at September 30, 2015 will be sufficient to satisfy our liquidity requirements into the first half of 2018. We may attempt to raise additional funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.  Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Historical Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenue: We recognized revenue of approximately $6.8 and $1.6 million during the three months ended September 30, 2015 and 2014, respectively.  Revenues primarily include fees earned under our license agreements, including approximately $3.9 million for the three months ended September 30, 2015, related to reimbursement of development costs under our Collaboration Agreement with Incyte, and $2.7 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical and contract manufacturing costs, costs of consultants, and certain administrative costs. Research and development expense increased 250% to $18.5 million for the three months ended September 30, 2015 from $5.3 million for the three months ended September 30, 2014. Increased expenses in 2015 primarily relate to an increase in third-party services of $7.9 million primarily relating to the advancement of our CPM antibody programs, $1.7 million increase in payroll related expenses due in increases in headcount, and $2.5 million in one-time technology license fees.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 30% to $6.4 million for the three months ended September 30, 2015 from $4.9 million for the three months ended September 30, 2014. Increased general and administrative expenses in 2015 primarily relate to a $1.5 million increase in professional fees related to our corporate activities.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration which has decreased due to our decreased market capitalization during the periods and the corresponding estimated length of time to achieve the second and third milestones under our 4-AB Share Exchange Agreement.

Non-operating (expense) income:  Non-operating expense for the three months ended September 30, 2015 represents the fair value adjustment of our contingent royalty obligation of $495,000 and foreign currency translation loss of $158,000.  Non-operating income for the three months ended September 30, 2014 represents the change in the fair value of our contingent royalty obligation and our then outstanding convertible notes.

Interest expense, net:  Interest expense, net increased to approximately $1.4 million for the three months ended September 30, 2015 from $310,000 for the three months ended September 30, 2014 due to the issuance of our 2015 Subordinated Notes in February 2015 and the issuance of the Notes under our NPA which was executed in September 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenue: We generated revenue of approximately $17.2 million and $5.4 million during the nine months ended September 30, 2015 and 2014, respectively.  Revenues primarily include fees earned under our license agreements, including approximately $9.6 million for the nine months ended September 30, 2015, related to reimbursement of development costs under our Collaboration Agreement with Incyte and $6.7 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical and contract manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 250% to $52.5 million for the nine months ended September 30, 2015 from $15.0 for the nine months ended September 30, 2014. Increased expenses in 2015 primarily relate to the $16.0 million increase in third-party services and other expenses relating largely to the advancement of our CPM antibody programs, our $13.2 million asset acquisition which was expensed as in-process research and development, a $3.6 million increase in payroll related costs due to increased headcount, and a $3.6 million in one-time license technology fees.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 23% to $19.9 million for the nine months ended September 30, 2015 from $16.2 million for the nine months ended September 30, 2014. Increased general and administrative expenses in 2015 primarily relate to a $1.9 million increase in professional fees related to our corporate activities, and $1.0 million increase in payroll related expenses due to increased headcount.

Contingent consideration fair value adjustment: Contingent consideration fair value adjustment represents the change in the fair value of our purchase price consideration during the nine months ended September 30, 2015 which resulted in expense of $7.3 million related to the changes in our market capitalization, including the achievement of the first milestone under our 4-AB Share Exchange Agreement.

Non-operating (expense) income:  Non-operating expense for the nine months ended September 30, 2015 represents the change in the fair value of our contingent royalty obligation of $6.9 million, as well as our foreign currency exchange loss and our loss on extinguishment of our 2013 Notes.  Non-operating income for the nine months ended September 30, 2014 represents the change in the fair value of our contingent royalty obligation and our then outstanding convertible notes.

Interest expense, net:  Interest expense, net increased to approximately $2.4 million for the nine months ended September 30, 2015 from $962,000 for the nine months ended September 30, 2014 due to the issuance of our 2015 Subordinated Notes in February 2015 and the issuance of the Notes under our NPA which was executed in September 2015.

Research and Development Programs

During the nine months ended September 30, 2015, our research and development programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

		Nine months ended September 30, 2015	Year Ended December 31,
Research and Development Program	Product	2015	2014	2013	2012	Prior to 2012	Total
Heat shock proteins for cancer	Prophage Series Vaccines	$3,370	$6,153	$5,882	$5,613	$292,033	$313,051
Heat shock proteins for infectious diseases	HerpV	273	2,443	6,358	4,862	19,088	33,024
Vaccine adjuvant	QS-21 Stimulon	126	321	753	85	12,498	13,783
Checkpoint modulator programs*		48,263	13,422	—	—	—	61,685
Other research and development programs		463	10	12	4	33,540	34,029
Total research and development expenses		$52,495	$22,349	$13,005	$10,564	$357,159	$455,572

*	Prior to 2014, costs were incurred by 4-Antibody (4-AB), a company we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $763.6 million as of September 30, 2015. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2015, we have raised aggregate net proceeds of approximately $837.5 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible and other notes. In February 2015, we received aggregate proceeds of $60.0 million through our collaboration and stock purchase agreements with Incyte Corporation and issued $9.0 million in new 2015 Subordinated Notes. In May 2015, we received net proceeds of approximately $75.0 million through an underwritten public offering of approximately 12,650,000 shares of our common stock after deducting underwriting discounts and commissions and offering expenses (the "May 2015 Public Offering"). In September 2015, we received net proceeds of approximately $78 million from Antigenics’ issuance of limited recourse notes under the Note Purchase Agreement (NPA) with Oberland and the other purchasers.

We also maintain an effective registration statement (the "Shelf Registration Statement"), which originally covered the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units.  The Shelf Registration was used to complete the May 2015 Public Offering, and as of September 30, 2015, $70.3 million remains available thereunder. The Shelf Registration Statement includes a prospectus covering the offering, issuance and sale of up to ten million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. As of September 30, 2015, we have 10 million shares available for sale under the Sales Agreement.

As of September 30, 2015, we had $114.1 million of debt outstanding.  In April 2013, we entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “2013 Notes”) in the aggregate principal amount of $5.0 million due in April 2015.  In February 2015, we exchanged the 2013 Notes for new senior subordinated notes (the "2015 Subordinated Notes") in the aggregate principal amount of $5.0 million with annual interest at 8% and also issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million, such notes are due February 2018.  In addition, we also issued to the holders of the 2015 Subordinated Notes five year warrants to purchase 1.4 million unregistered shares of our common stock at an exercise price of $5.10 per share. In September 2015, we and Antigenics entered into a Note Purchase Agreement with Oberland pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes.  The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

Our cash, cash equivalents, and short-term investments at September 30, 2015 were $199.1 million, an increase of $158.9 million from December 31, 2014, principally as a result of (i) our collaboration and stock purchase agreements with Incyte which generated aggregate proceeds of $60.0 million, (ii) our 2015 Subordinated Notes which generated an aggregate of $9.0 million of new proceeds, (iii) our May 2015 Public Offering in which we received net proceeds of approximately $75.0 million and (iv) our NPA in which we generated net proceeds of approximately $78 million.  We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $199.1 million as of September 30, 2015 will be sufficient to satisfy our liquidity requirements into the first half of 2018. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $84.6 million over the term of the related activities. Through September 30, 2015, we have expensed $65.4 million as research and development expenses and $61.5 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider.  We have also entered into sponsored research agreements related to our product candidates that required payments of $6.7 million, all of which have been paid as of September 30, 2015. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, our collaboration with Incyte for the development, manufacture and commercialization of CPM antibodies against certain targets is managed by a joint steering committee with equal representation from Agenus and Incyte.  We also have agreements with licensees that allow the use of our QS-21 Stimulon adjuvant in numerous vaccines, which grant exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. These agreements generally call for royalties to be paid to us on future sales of licensed products that result from these agreements, which may or may not be achieved.  As noted above, in September 2015 we monetized the anticipated royalties related to GSK’s shingles and malaria vaccines through our NPA with Oberland and the other purchasers.

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $27.5 million and $27.7 million, respectively. This decrease primarily resulted from the receipt of the upfront fees under our Collaboration Agreement with Incyte, partially offset by the payment related to our contingent purchase price consideration during 2015.  We continue to support and develop our QS-21 Stimulon partnering collaborations. If applications for marketing approval of vaccines that are submitted by our licensees are approved, the first products containing QS-21 Stimulon are anticipated to be launched in the 2017 time - frame. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least 10 years after commercial launch, with some exceptions. In September 2015, we entered into a Note Purchase Agreement and partially monetized the potential royalties we are entitled to receive from GSK.  Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations.  Under our Collaboration Agreement with Incyte, we are required to share costs with Incyte on a 50:50 basis under the GITR and OX40 programs; there is a potential for these costs to be high and the development program budgets for these antibodies to not be in our complete control.

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

In April 2015, ASU 2015-03 was issued which simplifies the presentation of debt issuance costs, this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted.  We adopted ASU 2015-03 during the period ended September 30, 2015.  The adoption of this guidance did not have a material impact on our financial position, overall results of operations or cash flows. During the quarter ended September 30, 2015, in connection with the execution of the NPA as described in Note E, the Company incurred approximately $1.5 million in debt issuance costs that are classified as a reduction to long-term debt in our condensed consolidated balance sheet.  No debt issuances costs required retrospective application as the result of the adoption of ASU 2015-03.  The amortization of the debt issuance costs for the three and nine months ended September 30, 2015 were minimal.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 17% and 22% of our operating expenses for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, were from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro and Swiss Franc, in large part due to our wholly-owned subsidiary, 4-Antibody, a company with operations in Switzerland and Germany.  There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

We had cash, cash equivalents and short-term investments at September 30, 2015 of $199.1 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Our net losses for the years ended December 31, 2014, 2013, and 2012, were $42.5 million, $30.1 million, and $11.3 million, respectively. During the nine months ended September 30, 2015, we generated a net loss of $72.3 million.

We expect to incur additional losses over the next several years as we continue research and development of our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our collaboration with Incyte, our HSP-based vaccines, and vaccines containing QS-21 Stimulon.

On September 30, 2015, we had $199.1 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources at September 30, 2015, will be sufficient to satisfy our liquidity requirements into the first half of 2018. We expect to attempt to raise additional funds in advance of depleting our current funds although additional funding may not be available on favorable terms, or at all. For the nine months ended September 30, 2015, our average monthly cash used in operating activities was approximately $3.1 million. This average monthly cash used in operating activities primarily resulted from one-time upfront payments of $25.0 million received under our Collaboration Agreement with Incyte in the first quarter of 2015, and therefore, our net cash used in operations for the nine months ended September 30, 2015 is not indicative of future results.

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

There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•	the number and characteristics of the product candidates we and our partners pursue;
•	our ability to successfully develop, manufacture, and commercialize product candidates, including pursuant to our collaboration agreement with Incyte;
•	our ability to find a partner or alternative means of financing for Prophage;
•

the scope, progress, results and costs of researching and developing our future product candidates, and conducting pre-clinical and clinical trials, including with respect to our GITR and OX40 antibody programs, for which we have agreed to share all costs and profits with Incyte on a 50:50 basis;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our and our licensees’ product candidates;
•	the cost of manufacturing;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights;
•	the costs associated with any successful commercial operations; and
•	the timing, receipt and amount of sales of, or royalties on, our future products and those of our partners, if any.

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

Our and our subsidiaries’ obligations related to our monetization of royalties payable to us by GlaxoSmithKline in respect of its shingles vaccine, HZ/su, along with our 2015 Subordinated Notes, could materially and adversely affect our liquidity.

In September 2015, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital SA Zermatt LLC, as collateral agent, an affiliate of Oberland as the lead purchaser and certain other purchasers, pursuant to which Antigenics issued $100.0 million aggregate principal amount of limited recourse notes (the “Notes”) to the purchasers. Antigenics has the option to issue an additional $15.0 million aggregate principal amount of Notes (the “Additional Notes”) to the purchasers within 15 days after approval of GlaxoSmithKline’s (“GSK”) shingles vaccine, HZ/su, by the Food and Drug Administration, provided such approval occurs on or before June 30, 2018.  The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after September 8, 2015 (the “Closing Date”). Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly interest payment, the interest will be capitalized and added to the aggregate principal balance of the loan. The final legal maturity date of the Notes is the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”).

On September 8, 2018, each purchaser has the option to require Antigenics to repurchase up to 15% of the Notes issued to such purchaser on the Closing Date (the “Put Notes”) at a purchase price equal to the principal amount thereof plus accrued and unpaid interest thereon (the “Put Payment”).  On the earlier of (i) September 8, 2027 and (ii) the Maturity Date, Antigenics is required to pay the purchasers an amount equal to the following (the “Make-Whole Payment”): $100 million (or $115 million if the Additional Notes are sold) minus the aggregate amount of all payments made in respect of the Notes (regardless of whether characterized as principal or interest at the time of payment), including the original principal amount of any repaid Put Notes.

The Note Purchase Agreement specifies a number of events of default (some of which are subject to applicable cure periods), including (i) failure to cause royalty payments to be deposited into the segregated bank account, (ii) payment defaults, (iii) breaches of representations and warranties made at the time the Notes were, or the Additional Notes are, issued, (iv) covenant defaults, (v) a final and unappealable judgment against Antigenics for the payment of money in excess of $1.0 million, (vi) bankruptcy or insolvency defaults, (vii) the failure to maintain a first-priority perfected security interest in the collateral in favor of the collateral agent and (viii) the occurrence of a change of control of Agenus. Upon the occurrence of an event of default, subject to cure periods in certain circumstance and some limited exceptions, the collateral agent may declare the Notes immediately due and payable, in which case Antigenics would owe a payment equal to the following (the “Accelerated Default Payment”): the outstanding principal amount of the Notes, plus all accrued and unpaid interest thereon, plus a premium payment that would yield an aggregate internal rate of return (“IRR”) for the purchasers as follows: (i) an IRR of 20% if the event of default occurs within 24 months of the Closing Date, (ii) an IRR of 17.5% if the event of default occurs after 24 months but within 48 months of the Closing Date, and (iii) an IRR of 15% if the event of default occurs more than 48 months after the Closing Date.  Upon the occurrence and during the continuance of any event of default, interest on the Notes also increases by 2.5% per annum.

We are a party to the Note Purchase Agreement as a guarantor of Antigenics, and we generally guarantee the Put Payment, the Make-Whole Payment and the Accelerated Default Payment.  If we are obligated to make the Put Payment or the Make-Whole Payment, our liquidity would be materially and adversely affected.  If we or Antigenics default on the Notes and we are obligated to pay the Accelerated Default Payment, our liquidity would be materially and adversely affected.  Satisfaction of the Notes will depend upon the future sales of GSK’s shingles and malaria vaccines, if approved, and, if we are obligated to make the Put Payment, the Make-Whole Payment or the Accelerated Default Payment, our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control.

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

If we do not have sufficient cash on hand to pay any of the Put Payment, the Make-Whole Payment or the Accelerated Default Payment when due, or to otherwise service our 2015 Subordinated Notes, we may be required, among other things, to:

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

We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize CPM antibodies against certain targets. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these CPM antibodies may be terminated or substantially delayed, and our business would be severely harmed.

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

We are undergoing significant growth across multiple locations, and we may encounter difficulties in managing this growth, which could disrupt our operations.

From January 1, 2014 to September 30, 2015 we increased our employee headcount from 68 to 175, 62 of whom are employees of our wholly-owned subsidiary 4-Antibody AG (4-AB), which we acquired in February 2014. In addition, through 4-AB, we also expanded our research and development activities internationally to Switzerland and Germany. We anticipate opening additional locations in the future.  In April 2015, we further expanded our antibody discovery platform through the acquisition of antibody platform assets from Celexion, LLC. We expect to continue increasing our headcount as we continue to build our research and development capabilities and integrate our acquired technology platforms. To manage this anticipated growth and expansion, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

We may not receive anticipated QS-21 Stimulon revenues from our licensees.

We currently rely upon and expect to continue to rely upon third party licensees, particularly GSK, to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant.

As each licensee controls its own product development process, we cannot predict our licensees’ requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop vaccines that use QS-21 Stimulon as an adjuvant. Our licensees may initiate or terminate programs containing QS-21 Stimulon at any time. In addition, clinical trials being conducted by our licensees may not be successful. For example, in April 2014, GSK announced the termination of a Phase 3 trial of its MAGE-A3 cancer immunotherapeutic (a vaccine containing QS-21 Stimulon) in non-small cell lung cancer, and in 2013, GSK announced the Phase 3 trial of their MAGE-A3 cancer immunotherapeutic in melanoma missed its first co-primary endpoint and that the study would continue until completion of its second co-primary endpoint.  As previously disclosed, this trial failed to demonstrate a statistically significant improvement for its second co-primary endpoint or any subgroup analysis. The results of these trials and other trials conducted by our licensees, as well as other factors, may cause our licensees to terminate additional programs containing QS-21 Stimulon, which could materially diminish future potential revenue from QS-21 Stimulon. In addition, even if our licensees successfully complete clinical trials with vaccine candidates using QS-21 Stimulon or these vaccine candidates receive positive decisions from regulatory bodies, there is no guarantee that these products will ultimately obtain regulatory approval or, if so approved, will generate any future milestones or royalty payments.

In September 2015, we entered into the Note Purchase Agreement and partially monetized the potential royalties we are entitled to receive from GSK on future sales of its shingles and malaria vaccines, if any.  All of the royalties that are payable to us from GSK on sales of these products candidates, if any, will be used entirely to satisfy our obligations to the purchasers of the Notes.  If and when we have received enough royalties to satisfy all principal and interest on the Notes, then we will be entitled to keep any remaining royalties.  However, there is no guarantee that GSK’s vaccines will be approved and generate enough sales to produce any such remaining royalties for us or to satisfy our obligations under the Note Purchase Agreement.

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

We may not be able to advance clinical development or commercialize Prophage vaccines or realize any benefits from this program without a partner or alternative means of financing.

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage vaccines is highly uncertain. Prophage vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage vaccines have resulted in a marketing approval, except in Russia where commercialization of the approved product was unsuccessful. Although we have been considering initiating a pivotal clinical trial in newly diagnosed GBM in 2015, we have limited resources and competing corporate priorities, and do not currently plan to do so without the support of a partner or alternative means of financing. We are exploring these options, but are currently not in advanced discussions with any potential partner or funding source.  In addition, while we believe Prophage  vaccines may provide clinical benefit to some patients as a monotherapy and in combination with other therapies, there is no guarantee that we will be in a position to conduct these trials or that, if completed,  they would yield useful translational and/or efficacy data.

We do not currently sponsor any of the on-going clinical trials with Prophage vaccines and therefore we lack the ability to control trial design, timelines, and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage vaccine clinical trial is a Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute (NCI). While the NCI Alliance has confirmed a commitment to completion of the trial, to date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of bevacizumab for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical. In January 2014, we initiated a randomized Phase 2 trial with Prophage vaccine and Bristol-Myers Squibb’s ipilimumab, for the treatment of Stage III and IV metastatic melanoma. This study is being sponsored by an investigator at the University of Texas and, although the investigator-held IND was activated to allow initiation of the trial, patient enrollment has not yet begun. While we believe the combination of Prophage vaccines and ipilimumab has the potential to trigger a more effective immune response against the tumor than ipilimumab alone, there is no guarantee that this trial will be completed or that it will yield useful translational and/or efficacy data.

Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.

Our CPM antibody programs, including those partnered with Incyte, will require substantial manufacturing development and investment to progress. Our CPM antibody programs are pre-clinical, and we have only recently initiated the development of the reagents, cell lines, and systems required to manufacture our antibody candidates. If these development-stage efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. We rely on contract manufacturing organizations (CMOs) and contract research organizations (CROs), to support our CPM antibody programs. Our dependence on external CMOs for the manufacture of our antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans.  We may need to secure additional manufacturing capacity with our current or additional CMOs and/or develop or secure our own manufacturing capabilities, all of which would cause us to incur additional costs and risk. Such efforts could also divert resources away from our CPM antibody programs and/or lead to delays in the development of our product candidates. We may also need to develop or secure later phase and/or commercial manufacturing capabilities, all of which would cause us to incur additional costs and risk. In the event that our CPM antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited. In addition, while we currently have our own cGMP manufacturing facility in Lexington, MA, our facility is not currently configured or equipped to adequately support manufacturing of the required cell lines or the downstream production of cGMP antibody product candidates.

We currently manufacture our Prophage vaccines in our Lexington, MA facility. Manufacturing of the Prophage vaccines is complex, and various factors could cause delays or an inability to supply the vaccine. Deviations in the processes controlling manufacture could result in production failures. Furthermore, we have limited financial, personnel, and manufacturing resources and there is no assurance that we will be able to allocate resources necessary for the continued manufacturing of Prophage vaccines in light of competing corporate priorities. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture Prophage vaccines in addition to other product candidates in our current facility.

We have given our corporate QS-21 Stimulon licensees, GSK and Janssen Sciences Ireland Uc, manufacturing rights for QS-21 Stimulon for use in their product programs. If GSK or its third party CMO encounters problems with QS-21 Stimulon manufacturing, any of their programs containing QS-21 Stimulon could be delayed or terminated, and this could have an adverse effect on our potential license fees, milestone payments and royalties that we may otherwise receive from these programs and use to satisfy our obligations under the Note Purchase Agreement. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever.

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

As mentioned above, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

We have research and development operations in Switzerland and Germany and anticipate additional locations outside of the United States. We expect to pursue pathways to develop and commercialize our product candidates in both U.S. non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets and limitations on the flexibility of our operations and costs imposed by local labor laws. For example, in 2008 our Oncophage® vaccine was approved for sale in Russia, but we have never received, and do not expect to receive, any revenues from sales in Russia. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change. Further, even if we receive marketing approval, we may not receive sufficient coverage and adequate reimbursement for our products.”

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

We have CPM antibody programs currently in pre-clinical development targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1 and CEACAM1. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing an anti-LAG-3 antibody and agonist to OX-40 (2) Merck has an approved anti-PD-1 antibody in the United States, and is developing an anti-GITR agonist and anti-CEACAM antibodies (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca /Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development, (5) Curetech has an anti-PD-1 antibody in development, (6) Pfizer has an anti-CTLA-4 antibody in development, (7) Tesaro has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates, (8) Novartis has anti-PD-1 and anti-TIM-3 antibodies in discovery, and anti-LAG-3 and GITR agonist in clinical trials (9) Roche/Genetech has an anti-OX40 agonist in development.  There is no guarantee that our antibody product candidates will be able to compete with our competitors' antibody products and product candidates.

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

In competition with our Prophage product candidates, Genentech markets bevacizumab, and Eisai and Arbor Pharmaceuticals market carmustine. In addition, TVAX Biomedical and Stemline Therapeutics are developing immunotherapy candidates TVI-Brain-1 and SL-701, respectively, for recurrent glioma. Other companies are developing vaccine candidates for the treatment of patients with newly diagnosed glioma, such as ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950), Activartis Biotech (GBM-Vax), Annias Immunotherapeutics (CMV Vaccine) and Celldex (CDX-110). Other companies may begin development programs as well.

If any of our Prophage Services vaccines are developed in other indications or in combination with other product candidates, such as with CPMs, they could face additional competition in those indications or in those combinations. In addition, and prior to regulatory approval, if ever, our Prophage vaccines and all of our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Our future growth depends on our ability to successfully identify, develop, acquire or in-license technologies, products and product candidates; otherwise, we may have limited growth opportunities.

An important part of our business strategy is to continue to identify and advance a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our existing business. However, these business activities may entail numerous operational and financial risks, including:

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

While we have been pursuing these business development efforts for several years for our Prophage vaccine, we have not entered into a substantial agreement other than the agreement with NewVac to sell Oncophage in Russia, which was unsuccessful and expired in 2014. In addition, other companies may not be interested in pursuing patient-specific vaccines like our Prophage vaccines, and many other companies have been and may continue to be unwilling to commit to an agreement prior to receipt of additional clinical data, if at all.

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

To date, the development of Prophage vaccine for the treatment of patients with glioma is dependent, in large part, on the efforts of the Alliance for Clinical Trials in Oncology, a NCI cooperative group, which is sponsoring a Phase 2 clinical trial of this product candidate in this indication. When our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of our collaboration partners or licensees, and our relationships with these third parties. Such product candidates depend on our collaborators and licensees successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully manufacturing and commercializing product candidates. We previously granted NewVac an exclusive license to manufacture, market and sell Oncophage in the Russian Federation and certain other CIS countries, but the relationship was unsuccessful and expired in 2014 with no benefit to us.

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

We have generated significant net operating loss carryforwards, or NOLs, as a result of our incurrence of losses since inception. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past and there can be no assurance that we have not experienced additional ownership changes. As a result, our NOLs may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs were freely usable. Any such limitation could have a material adverse effect on our results of operations in future years. We are currently in the process of completing a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception.

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

Clinical development, including pre-clinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of September 30, 2015, we have spent approximately 20 years and $313.1 million on our research and development program in heat shock proteins for cancer. The development and regulatory approval process also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of pre-clinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a pre-clinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its effective filing date. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Furthermore, the product development timeline for biotechnology products is lengthy and it is possible that our issued patents covering our product candidates in the United States and other jurisdictions may expire prior to commercial launch. For example, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection could be reduced.

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

We have ownership of or exclusive rights to approximately 50 issued United States patents and approximately 120 issued foreign patents. We also have ownership of or exclusive rights to approximately 30 pending United States patent applications and approximately 40 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office, or USPTO, uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

The issued patents that cover the Prophage vaccine expire at various dates between 2015 and 2024. Our QS-21 Stimulon composition of matter patent family expired in 2008. Additional protection for QS-21 Stimulon in combination with other agents is provided by our other issued patents which expire between 2017 and 2022. We continue to explore means of extending the life cycle of our patent portfolio.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. In particular the patent landscape around the discovery, development, manufacture and commercial use of our pre-clinical CPM antibody programs and therapeutic antibodies is crowded.

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

We manufacture the Prophage vaccines from a patient’s cancer cells, and medical professionals must inject the vaccines into the same patient from which they were manufactured. A patient may sue us if a hospital, a shipping company, or we fail to receive the removed cancer tissue or deliver that patient’s vaccine. We anticipate that the logistics of shipping will become more complex if the number of patients we treat increases and that shipments of tumor and/or vaccines may be lost, delayed, or damaged. Additionally, complexities unique to the logistics of commercial products may delay shipments and limit our ability to move commercial product in an efficient manner without incident. We do not have any other insurance that covers loss of or damage to the Prophage vaccines or tumor material, and we do not know whether such insurance will be available to us at a reasonable price or at all. We have limited product liability coverage for use of our product candidates. Our product liability policy provides $10.0 million aggregate coverage and $10.0 million per occurrence coverage. This limited insurance coverage may be insufficient to fully cover us for future claims.

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

For the period from our initial public offering on February 4, 2000 to September 30, 2015, and for the nine months ended September 30, 2015, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.91 and $9.78 per share, respectively. The average daily trading volume for the nine months ended September 30, 2015 was approximately 1,770,623 shares while the average daily trading volume for the year ended December 31, 2014 was approximately 728,000. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;
•	announcements of decisions made by public officials or delays in any such announcements;
•	results of our pre-clinical studies and clinical trials or delays in anticipated timing;
•	delays in our regulatory filings or those of our partners, such as our planned IND filings for product candidates;
•	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
•	announcements of acquisitions;
•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;
•	failure to realize the anticipated benefits of acquisitions;
•	developments concerning proprietary rights, including patent and litigation matters;
•	publicity regarding actual or potential results with respect to product candidates under development;
•	quarterly fluctuations in our financial results;
•	variations in the level of expenses related to any of our product candidates or clinical development programs;
•	additions or departures of key management or scientific personnel;
•	conditions or trends in the biopharmaceutical, biotechnology and pharmaceutical industries generally;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;
•	changes in accounting principles;
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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2015, we had 84,646,215 shares of common stock outstanding.  All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. As of September 30, 2015, we had filed registration statements to permit the sale of approximately 12,200,000 shares of common stock under our equity incentive plans. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 225,000 shares of common stock under our Directors’

Deferred Compensation Plan, to permit the sale of approximately 10,248,000 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of September 30, 2015, an aggregate of approximately 23 million of these shares remain available for sale. We also intend to file one or more registration statements to register an additional 4,000,000 shares for issuance under our equity incentive plan and an additional 100,000 shares for issuance under our Directors’ Deferred Compensation Plan, both of which were approved by our stockholders at our annual stockholder meeting on June 24, 2015 as well as an additional 150,000 shares that were issued to our Chief Financial Officer in June 2015 as an inducement grant in accordance with NASDAQ Listing Rule 5635(c)(4).  In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10 million upon our market capitalization exceeding $750 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.0 million on each of the 12-month and 24-month anniversaries of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. We intend to file one or more registration statements covering the resale of shares of our common stock held by certain of our stockholders or investors in 2015. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion in the future pursuant to the terms of our agreement with Celexion.

As of September 30, 2015, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of September 30, 2015, options to purchase 8,226,791 shares of our common stock with a weighted average exercise price per share of $4.75 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2015 we had 1,734,821 nonvested shares outstanding.

As of September 30, 2015, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	November 4, 2015	AGENUS INC.

/s/ C. Evan Ballantyne
C. Evan Ballantyne Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1

Note Purchase Agreement, by and among Antigenics LLC, the guarantors named therein, Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and the other purchasers, dated September 4, 2015.  Filed as Exhibit 4.1 to our Current Report on Form 8-K/A (File No. 000-29089) filed on September 11, 2015 and incorporated herein by reference.

4.2

Form of Limited Recourse Note under the Note Purchase Agreement, by and among Antigenics LLC, the guarantors named therein, Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and the other purchasers, dated September 4, 2015.  Filed as Exhibit 4.2 to our Current Report on Form 8-K/A (File No. 000-29089) filed on September 11, 2015 and incorporated herein by reference.

4.3

Revenue Interest Assignment and Termination Agreement, by and among Agenus Inc., Antigenics LLC, Ingalls & Snyder Value Partners, L.P. and Arthur Koenig, dated September 4, 2015.  Filed as Exhibit 4.3 to our Current Report on Form 8-K/A (File No. 000-29089) filed on September 11, 2015 and incorporated herein by reference.

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