Form 10-K
period 2015-12-31
AGENUS INC
filed 2016-03-15
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was: $571.0 million. There were 86,516,484 shares of the registrant’s Common Stock outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written and oral statements the Company makes from time to time contain forward-looking statements. You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning. Forward-looking statements include discussion of future operating or financial performance. You also can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties that could delay, divert or change any of them, and could cause actual outcomes to differ materially. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, the activities of our licensees, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, our future operating results and our potential profitability, availability of additional capital as well as our plans, objectives, expectations, and intentions.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

The risks identified in this Annual Report on Form 10-K, including, without limitation, the risks set forth in Part I-Item 1A. “Risk Factors,” could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K. We encourage you to read those descriptions carefully. Such statements should be evaluated in light of all the information contained in this document.

ASV TM, AutoSynVax TM, Oncophage®, PSV TM, PhosphoSynVax TM, ProphageTM, Retrocyte DisplayTM, SECANT® and Stimulon® are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

PART I

Item 1.	Business

Our Business

We are an immuno-oncology company focused on the discovery and development of revolutionary new treatments that engage the body’s immune system to benefit patients suffering from cancer. We have focused on immuno-oncology since our inception over 20 years ago, and today we have a series of platforms and capabilities across an array of immunological modalities. At Agenus, we have embraced the concept that cancers are complicated diseases requiring multi-pronged approaches to treatment. We believe that the future of cancer therapy will depend upon the ability to identify and possess the best treatment regime for an individual based on the specific cancer and patient profile. We are building the capabilities and platforms to address these complex needs.

We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our checkpoint modulator, or CPM, programs;
•	our vaccine programs, including Prophage™ and AutoSynVax™; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.

Our programs aim to stimulate the immune system to recognize and eradicate cancer cells and to disable the mechanisms that cancer cells employ to evade detection and destruction by the immune system. By combining multiple powerful antibody platforms, we have established a highly integrated approach to target identification and validation, and for the discovery, development and manufacture of monoclonal antibodies that modulate targets of interest. The breadth of our portfolio gives us the ability to combine our proprietary antibodies, vaccines, and adjuvants to explore and optimize cancer treatments. Our strategy is to develop these agents either alone or in combinations to yield best-in-class treatments.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We are currently collaborating with companies such as Incyte Corporation, Merck Sharpe & Dohme and Recepta Biopharma SA. Through these alliances, as well as our own internal programs, we currently have over a dozen antibody programs, including our anti-CTLA-4 (partnered with Recepta for certain South America territories) and anti-GITR (partnered with Incyte) antibody programs that each received U.S. Federal Drug Administration, or FDA, clearance to commence clinical trials in January 2016. We expect to initiate these trials in the first half of 2016.

We are also advancing a series of Heat Shock Protein, or HSP, peptide-based vaccines to treat cancer. In July 2014, we reported positive results from a Phase 2 clinical trial with our Prophage vaccine, which showed that patients with newly-diagnosed glioblastoma, or ndGBM, who were treated with a combination of our Prophage vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, each as compared to historical control data. We plan to advance our Prophage vaccine into a randomized, well-controlled clinical trial for ndGBM in the second half of 2016. We also reported positive results in June 2014 from a Phase 2 clinical trial with our synthetic HerpV vaccine candidate for genital herpes. Although we determined not to advance this product candidate in herpes, based on our findings we launched our AutoSynVax, or ASV, synthetic cancer vaccine program in 2015, and we plan to initiate our first clinical trial for this program in the second half of 2016.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline plc., or GSK, and is a key component in multiple GSK vaccine programs that target prophylactic or therapeutic impact in a variety of infectious diseases and cancer. These programs are in various stages, with the most advanced being GSK’s shingles and malaria programs, for which GSK announced positive Phase 3 results in December 2014 and October 2013, respectively. In September 2015, we monetized a portion of the future royalties we are contractually entitled to receive from GSK from sales of its shingles and malaria vaccines and received net proceeds of approximately $78.2 million.

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

Our Antibody Discovery Platforms and CPM Programs

In February 2014, we acquired our Retroviral B Lymphocyte Display, or Retrocyte Display, platform as a result of our acquisition of 4-Antibody AG, or 4-AB, a private European-based biopharmaceutical company. Retrocyte Display is a proprietary antibody discovery platform designed for the rapid discovery and optimization of fully-human and humanized monoclonal antibodies against a wide array of molecular targets. Our Retrocyte Display platform uses a high-throughput approach incorporating human antibody libraries expressed in mammalian B-lymphocytes and is designed to screen and generate therapeutic antibody drug candidates. We complemented this platform in April 2015 with the acquisition of our SECANT yeast display antibody discovery platform from Celexion, LLC, or Celexion, and in September 2015 with the exclusive license to a phage display library.  The addition of the phage display library and SECANT yeast display platform in combination with our Retrocyte Display platform gives us broad, integrated and highly productive antibody discovery platforms. Each of these complementary platforms is designed to yield diverse antibody candidates, and together they increase the variety of addressable targets and diversity of antibody candidates. These approaches are intended to combine the speed, diversity, and selectivity of our discovery platforms to yield high affinity antibodies and bolster our antibody discovery capabilities internally and for our partners. We now have the potential to integrate three high quality complementary antibody display technologies with innovative computational, structured-based design approaches to discover and optimize best-in-class monoclonal antibodies as future medicines.

In addition to the use of our antibody discovery platforms that are designed to drive the discovery of future CPM antibody candidates, we may also employ a variety of techniques to identify and optimize our antibody candidates. We will use our recently acquired capabilities to accelerate the development of our portfolio of CPM candidates for our own programs and those of our partners and potential collaborators. These added capabilities will position us to exploit new technological and development capabilities and also to facilitate new partnership opportunities beyond our current portfolio.

There are dozens of checkpoints as well as ligands that interact with these checkpoints, each of which are expressed on various cell types involved in immune responses. In most instances, these checkpoints and ligands work to control and shape our immune responses and promote our health. In the last decade, the biotechnology industry has begun to understand that these checkpoint processes can also intensify diseases, including cancer and auto-immune diseases. Understanding the roles that checkpoint processes can play in cancer has led to advances in the treatment of many patients with advanced cancer. We have learned that, while cancer can be recognized by the immune system as “non-self” and trigger potential immune control, cancer can hijack checkpoint processes to protect itself from either immune detection or immune destruction. Advances in cancer treatment are emerging based on therapeutic monoclonal antibodies targeting checkpoint receptors or their ligands, facilitating immune response against cancers. Some of the CPM antibodies that have been developed to date include Bristol-Myers Squibb’s Yervoy® (CTLA-4 antagonist) and Opdivo® (PD-1 antagonist) and Merck’s Keytruda® (PD-1 antagonist). Agents like these have not only led to increased protracted survival for many patients with certain forms of cancer, such as melanoma and lung cancer, but they are also leading to apparent cures in some patients with advanced metastatic cancer.

Our strategy includes identifying opportunities to advance our portfolio of CPMs as single agents and in optimized combinations, including potential combinations with our vaccines and other agents. We and our partners currently have pre-clinical and clinical programs exploring fully human and humanized monoclonal antibodies against several important checkpoint targets including GITR, OX40, CTLA-4, PD-1, TIM-3, LAG-3, CEACAM1 and other undisclosed targets. We are working to discover and develop monoclonal CPM antibodies to modulate the activity of these targets, selectively reactivate the immune system and thwart attempts by cancer to evade destruction. We believe these CPM antibodies will be beneficial in the treatment of cancer patients by allowing the immune system to more effectively recognize and destroy cancer cells.

In 2015, we filed investigational new drug applications (INDs) for antibodies targeting CTLA-4 and GITR (filed with Incyte), and in January 2016 we announced that the FDA gave clearance to begin clinical trials with these two CPM candidates. Clinical trials with these CPMs are planned to initiate in the first half of 2016. In addition, we have product candidates targeting OX40 and PD-1 advancing into IND-enabling studies, and we expect to initiate clinical trials for one or more of these compounds during the second half of 2016.

Partnered CPM Programs

In January 2015, we entered into a broad, global alliance with Incyte to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four CPM programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015 we expanded our alliance by adding three additional novel undisclosed CPM targets. Pursuant to the terms of the collaboration, Incyte made non-creditable, non-refundable upfront payments to us totaling $25.0 million. Targets under the collaboration are designated as either profit-share programs, where the parties share all costs and profits equally, or royalty-bearing programs, where Incyte funds all costs, and we are eligible to receive milestones and royalties. The programs targeting

GITR, OX40 and two of the undisclosed targets are profit-share programs, while the other targets currently under collaboration are royalty-bearing programs. For each profit-share product, we are eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we are eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. For each royalty-bearing product, we also have the right to elect to co-fund 30% of the development costs incurred following initiation of pivotal clinical trials in return for increased royalties. In addition, we and Incyte have the option to jointly nominate and pursue the development and commercialization of CPM programs that target additional checkpoint targets during a five-year discovery period. For each antibody arising from a program that the parties elect to bring into our collaboration, we will have the option to designate that program as a profit-share or royalty-bearing program. Concurrent with the execution of the collaboration agreement, we and Incyte also entered into a stock purchase agreement pursuant to which Incyte purchased approximately 7.76 million shares of our common stock for an aggregate purchase price of $35.0 million, or approximately $4.51 per share.

In addition, in April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed CPM targets. Under the terms of the agreement, Merck is responsible for the clinical development and commercialization of antibodies generated under the collaboration, and we are eligible to receive approximately $100.0 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as royalty payments on any worldwide product sales. We also continue to collaborate with Recepta SA on the development of antibodies targeting CTLA-4 and PD-1, and we expect to continue exploring additional future collaborations.

Vaccine Platform Programs

Our current vaccine platform programs for the treatment of cancer include our HSP based Prophage vaccine candidates, and our synthetic vaccine candidates, ASV and PhosphoSynVax™, or PSV™.

HSPs are a group of proteins present at high levels in most mammalian cells. Their expression is increased when cells are exposed to elevated temperatures or other stresses. A potential role for HSPs in regulating immune responses was revealed when it was first discovered that HSP complexes purified from cancer cells produced immunity to cancer, whereas HSP complexes purified from normal tissue did not. This discovery led to the understanding that HSPs bind to and carry a broad sampling of the protein environment within cells, including mutant proteins that might arise from genetic mutations within cancer cells. It was further shown that immunization with HSP complexes purified from tumors and used as vaccines to interact with antigen-presenting cells that then cross present the HSP-associated antigenic peptides to generate a CD4 and CD8 positive T-cell immune response.  These activated T-cells target the cancer cells of the tumor from which the HSP complexes were derived. In order to provide effective immunization in this manner, HSP complexes isolated from cancer cells are particularly effective. Since HSPs are expressed in all tumor cells, the approach of immunizing with the HSP complexes isolated from a particular tumor is broadly applicable to a variety of cancer types. We believe that we pioneered the use of gp96, an HSP, purified from a patient’s own tumor tissue, as a way to make vaccines tailored to stimulating immune recognition and potential immune control of a specific patient’s cancer.

Because cancer is a highly variable disease from one patient to another, due to extensive mutation of cancer cells, we believe that a patient-specific vaccination approach is optimal to generate a more robust and targeted immune response against the disease.

Prophage Vaccine Candidates

Our Prophage cancer vaccine candidates are autologous therapies derived from patient cancer tissues that are surgically removed. As a result, a Prophage vaccine tailored for a patient is produced from a broad sampling of potentially antigenic mutant proteins from such patient’s tumor. Prophage vaccines are designed to program the body’s immune system to target only the specific cells expressing these mutant antigens, thereby reducing the risk that the body’s immune response against the tumor after vaccination will also affect healthy tissue and cause debilitating side effects often associated with chemotherapy and radiation therapy.

To date, more than 1,000 patients have been treated with Prophage vaccines in clinical trials, covering a broad range of cancer types, and no serious immune-mediated side effects have been observed. The results of these trials have been published and/or presented at scientific conferences. These results indicate observable clinical and/or immunological activity across many types of cancer. Taken together, these trials show promising evidence of clinical benefit from Prophage vaccines and also establish that such vaccines can be effectively manufactured under current good manufacturing practices (“cGMP”), conditions and internationally distributed.

Our Prophage vaccines are currently being studied in two different settings of GBM: patients who have been newly diagnosed as well as those with recurrent disease. Glioblastoma is the most common primary malignant brain tumor and accounts for the majority of diagnoses of malignant cancers of the brain.

GBM is a cancer affecting the central nervous system arising from glial cells that become malignant, and it is currently a rapidly fatal disease. The American Cancer Society estimates that 23,770 new cases of brain and other nervous system cancer will be diagnosed in the United States during 2016, and that 16,050 people in the United States will die from these tumors during 2016.

In December 2013, we published our Phase 2 results demonstrating that more than 90% of the patients treated with Prophage vaccine were alive at six months after surgery and 30% were alive at 12 months after surgery. Additionally, the median overall survival was approximately 11 months. This compares favorably to historical control data with expected median survival for recurrent GBM patients of three to nine months. The data were published in a manuscript in Neuro-Oncology, the official journal of the Society of Neuro-Oncology.

In July 2014, we announced final results from a single-arm, multiple-center, open-label Phase 2 clinical trial in 46 patients with ndGBM treated with our Prophage vaccine in combination with standard of care: surgical resection, radiation and temozolomide. These results showed that patients treated with Prophage vaccine had a median progression free survival, or PFS, of 18 months, with 33% of patients progression free at 24 months. These results indicate improvement compared to historical data for patients treated with the standard of care, for which median PFS is six to nine months. Median overall survival, or OS, the primary endpoint of the trial, was 23.8 months and remains durable in patients treated with Prophage. In this study, the 12 month survival rate was 85% with many surviving beyond the 24 month study period. For the standard of care alone, studies have shown the historical median OS is approximately 16-19 months. Potential benefit from Prophage appears to be more evident in patients with less elevated expression of the checkpoint ligand PD-L1 on their white blood cells. This defines a potential group of responders to Prophage plus standard of care and also suggests a potential benefit from the combination of Prophage with CPMs like PD-1 antagonists in patients with more elevated PD-L1 on peripheral mononuclear white blood cells.  In data reported at the American Society of Clinical Oncology, or ASCO, in 2015, a pre-defined subgroup of patients with less elevated monocyte PD-L1 expression (below the median of 54.5%) showed  substantially longer PFS (~27.2 months vs historical median PFS of six to nine months) and OS (~47 months vs a historical median of 16-18.8 months). Durability of a response was evident in this cohort with approximately one third of the patients with less elevated PD-L1 living four years or longer.

In addition to the Phase 2 trial in patients with ndGBM, the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute, or NCI, is supporting a randomized Phase 2 clinical trial of the Prophage vaccine in combination with bevacizumab in 222 patients with surgically resectable, recurrent GBM. This trial is the largest vaccine trial ever funded by the NCI in brain tumors and the largest vaccine study ever conducted in combination with bevacizumab. The study is designed to compare the efficacy of the Prophage vaccine administered with bevacizumab either concomitantly or at progression to treatment with bevacizumab alone. The primary endpoint of this study is overall survival. This study design is supported in part by previous research indicating a potential synergistic effect between the mechanisms of action behind both the Prophage vaccine and bevacizumab. While the NCI Alliance has confirmed a commitment to completion of the trial, to date, it has been slow to recruit patients.

ASV Vaccine Program

In June 2014 we reported positive results from a Phase 2 clinical trial with our synthetic HerpV vaccine candidate for genital herpes. This candidate was the first potential recombinant, off-the-shelf application of our HSP technology. The study demonstrated that the HSP70-peptide-QS21 vaccine produced significant CD4 and CD8 positive T-cell responses to antigenic peptides, and that the side effects were mild to moderate and tolerable. We decided not to advance with this technology in herpes but based on our findings we launched our ASV synthetic cancer vaccine program in 2015. We plan to initiate clinical trials for this program in the second half of 2016.

The objective of our ASV program is to develop a fully synthetic, yet individual patient specific tumor vaccine targeting the neo-epitope landscape of each patient’s cancer. With a small amount of a patient’s tumor as a sample, our ASV program is designed to utilize highly complex bioinformatics and next generation sequencing technologies to identify mutations in a tumor’s DNA and RNA. Once these mutations have been identified, we will manufacture synthetic peptides, load these peptides on to our recombinant HSP70 and deliver a fully synthetic polyvalent vaccine to the patient. We believe that the HSP70 platform will shuttle the mutated peptides to sites where they are recognized by the immune system and elicit a cytotoxic and helper T cell response in patients with cancer. We expect that once identified, these tumor cells will be killed and cleared by the immune system.

Sequencing a tumor’s genome has become increasingly common and more cost effective compared to sequencing techniques utilized only a decade ago. ASV represents an unprecedented opportunity to integrate advances in information technology, including next generation sequencing and bioinformatics, with advances in biotechnology to develop individualized cancer vaccines. Tumors harbor a unique set of genetic mutations, some of which can result in mutant proteins. Tumor cells naturally degrade these mutant proteins to produce mutant peptides, and because over 98% of mutations are unique to individual tumors, advances in high-performance computing infrastructure make it feasible to target and synthesize these mutations.

Identifying and manufacturing selected synthetic immunogenic mutant peptides is anticipated to recapitulate the potential benefits of Prophage as an autologous cancer vaccine in patients where tumor material is insufficient for standard Prophage processing. Assembling synthetically predicted antigens with a recombinant HSP vaccine should allow us to create quantities of autologous vaccines producing lasting benefits for patients with cancer. We plan to initiate the first clinical trial with our ASV vaccine in the second half of 2016.

PSV Vaccine Candidate

PSV is a vaccine candidate designed to induce immunity against a novel class of tumor specific neo-epitopes: those arising from dysregulated phosphorylation of various proteins in malignant cells, rather than from mutations producing abnormal protein sequences. In cancer cells, protein sequences that can become phosphorylated (a phosphate group is added to particular amino acid residues) that are not normally phosphorylated, as a consequence of dysregulated biochemical processes. Some of these mis-phosphorylated peptides can be processed by the cellular machinery that leads to antigen presentation of the surface of cells, and there they can potentially be recognized by specific cytotoxic T cells. PhosImmune has described many hundreds of such phosphoprotein neo-epitopes characterizing different forms of cancer, such as lung cancer, specific leukemias, ovarian cancer, colon cancer and others. When this happens, it can lead to the destruction of the cancer cells. PSV is a group of potential product candidates intended to induce cellular immunity to abnormal phosphopeptide neo-epitopes characterizing various forms of cancer. Phosphopeptides (or phosphopeptide analogues) can be synthesized and complexed with HSP70, in a manner analogous to that used in the generation of Agenus’ previous HerpV vaccine candidate. HerpV has successfully completed a placebo-controlled Phase 2 study, which demonstrated good cellular and humoral responses to synthetic peptide immunogens complexed with HSP70. We believe that similar responses can be obtained to phosphopeptide or phosphopeptide analogues bound to HSP70 used as vaccines. Mutation-based neo-epitopes, which will form the basis for the immunogens used in ASV, are almost always particular to a given patient. Therefore, ASV will need to be a largely individualized vaccine product. In contrast to this, some phosphorylation-based neo-epitopes are apparently found on specific types of cancer in many patients, suggesting that the immunogens used in PSV, while tailored to a particular patient, will be useful in other patients with related forms of cancer. Studies to optimize the immunogens to be used in PSV are on-going. PSV could prove to be particularly useful in enabling activation of immunity against cancer that contains fewer mutation-based neo-epitopes. Currently, scientists believe that it will be difficult to extend immune-based treatments to address these less mutant tumors. As with ASV, the HSP70 platform shuttles the phosphopeptide tumor targets, or PTTs to sites where they are recognized by the immune system and safely elicit an immune response in patients killing and clearing the tumor cells.

We acquired the phosphopeptide-based neo-epitope technology from PhosImmune in December 2015. Under the terms of the agreement, we paid PhosImmune’s equity holders an upfront payment of $2.5 million in cash and $7.4 million in common stock at closing. In addition, payments of up to $35.0 million in cash and/or common stock at our election are payable upon the achievement of certain milestones.

The acquisition of PhosImmune allows us to benefit from the peptide analytics expertise of PhosImmune’s founders to create both patient-specific and off-the-shelf cancer vaccines products while leveraging our ASV vaccine developments.

QS-21 Stimulon Adjuvant

QS-21 Stimulon is an adjuvant, a substance added to a vaccine or other immunotherapy that is intended to enhance immune response to the target antigens. A natural product, QS-21 Stimulon is a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 Stimulon has the ability to stimulate antibody immune response and has also been shown to activate cellular immunity. QS-21 Stimulon has become a key component in the development of investigational preventive vaccine formulations across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

Partnered QS-21 Stimulon Programs

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement,” respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us, or our affiliates, licensees, or customers, certain quantities of commercial grade QS-21 Stimulon for a stated period of time. In March 2012, we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which right expires in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. We refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement collectively as the GSK Agreements. As of December 31, 2015, we had received $23.3 million of a potential $24.3 million in upfront and milestone payments under the GSK Agreements. Under the terms of the Agreement, we are generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, with some exceptions. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the milestone payment obligations survive termination or expiration of the GSK Agreements for any reason, and the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

In September 2015, we monetized a portion of the royalties associated with the GSK License Agreement to an investor group led by Oberland Capital Management for up to $115.0 million in the form of a non-dilutive royalty transaction. Under the terms of a Note Purchase Agreement with the investor group (the “Note Purchase Agreement”) we received $100.0 million at closing for which the investors will have the right to receive 100% of our worldwide royalties under the GSK License Agreement on sales of GSK’s shingles (HZ/su) and malaria (RTS,S) prophylactic vaccine products that contain our QS-21 Stimulon adjuvant to pay down principle and interest. Once all principle and interest under the Note Purchase Agreement has been paid, any and all remaining royalties from the GSK License Agreement will accrue to us. The Note Purchase Agreement is designed to allow us to capture both the near and longer term benefit associated royalties from GSK’s vaccine products containing our QS-21 Stimulon. At our option, we are entitled to receive an additional $15.0 million in cash from the investors after approval of HZ/su by the FDA, provided such approval does not occur later than June 30, 2018. Also at our option, we have the right to buy back the loan at any time under pre-specified terms. The monetization of these royalty rights allows us to advance a significant portion of the future value of our royalty stream while still allowing us to retain any future monetary upside after the Note Purchase Agreement terms have been satisfied.

QS-21 Stimulon is a key component included in certain of GSK's proprietary adjuvant systems, and we believe that a number of GSK's vaccine candidates currently in development are formulated using adjuvant systems containing QS-21 Stimulon, including its shingles and malaria vaccine candidates which have successfully completed Phase 3 clinical trials. In December 2014, GSK reported that its ZOE-50 Phase 3 clinical trial evaluating the efficacy of its shingles vaccine candidate, HZ/su, met its primary endpoint. Analysis of the primary endpoint showed that HZ/su reduced the risk of shingles by 97.2% in adults aged 50 years and older compared to placebo. In addition, GSK has reported two positive Phase 3 clinical trials of its RTS,S malaria vaccine candidate containing QS-21 Stimulon, which was accepted by the EMA for regulatory review in July 2014. In November 2013, Phase 3 data were reported that demonstrated that RTS,S helps protect children and infants from clinical malaria up to 18 months post vaccination. In November 2012, The New England Journal of Medicine published results of a second Phase 3 trial for RTS,S. In this study, infants aged 6-12 weeks receiving the RTS,S vaccine candidate experienced one-third fewer episodes of both clinical and severe malaria and experienced similar reactions to the injection when compared to those who received the control meningococcal C conjugate vaccine. GSK met both of its co-primary endpoints in the large ongoing efficacy clinical trial. In October 2011, The New England Journal of Medicine published results of the first Phase 3 clinical trial of GSK’s RTS,S malaria vaccine candidate containing QS-21 Stimulon. Results of the study, the largest malaria vaccine efficacy and safety clinical trial ever conducted, demonstrate that RTS,S provided African children with significant protection against clinical and severe malaria, reducing risk by 56% and 47%, respectively, for the 12-month period following vaccination.

Assuming regulatory approval, the first products containing QS-21 Stimulon are anticipated to be launched by GSK in 2018.  We do not incur clinical development costs for products partnered with GSK. Our other licensee, Janssen Science Ireland UC, recently notified us that they were terminating their license for use of QS-21 Stimulon.

Manufacturing

Antibody manufacturing

In December 2015, we acquired XOMA Corporation’s antibody manufacturing pilot plant in Berkeley, CA. A team of former XOMA employees with valuable chemistry, manufacturing and controls experience has joined us and will continue to operate the facility. The pilot plant, referred to as “Agenus West,” was acquired to enable us to manufacture antibodies for some of our own CPM programs and those of existing and potential third party collaborators. We expect the pilot plant to provide antibody production development expertise, antibody drug substance to support clinical proof-of-concept studies, and to facilitate our future GMP antibody production requirements. We also expect to utilize our Agenus West pilot plant capabilities to accelerate antibody delivery speed, improve quality and increase product yield while providing us with greater manufacturing flexibility all at reduced costs. We believe our Agenus West pilot plant manufacturing facility could accelerate the time to the clinic and into product commercialization.

Prophage

Prophage vaccines are manufactured in our Lexington, MA facility. We estimate that this facility could support the production of up to 4,000 batches per year.

Each Prophage vaccine is manufactured using a patient’s own tumor. After the patient undergoes surgery to remove cancerous tumor tissue, the tumor is shipped frozen in a specially designed kit provided we provide to our Lexington, Massachusetts facility. Each Prophage vaccine is produced in approximately ten hours, after which it undergoes extensive quality testing for approximately two weeks. The turnaround time from the date of surgery to delivery of vaccine is approximately three to four weeks, which generally fits well with the patient’s recovery time from surgery. Once we release the vaccine, it is shipped frozen overnight to the hospital pharmacy or clinician. Prophage vaccines are given as a simple intradermal injection. Agenus has established, within a single facility, well-defined, cost efficient manufacturing under GMPs.

After manufacturing, Prophage vaccines are tested and released by our quality systems staff. The quality control organization performs a series of release assays designed to ensure that the product meets all applicable specifications. Our quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with current GMP, or cGMP, as mandated by the FDA and foreign regulatory agencies.

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

QS-21 Stimulon

Except in the case of GSK, we have retained worldwide manufacturing rights for QS-21 Stimulon, and we have the right to subcontract manufacturing for QS-21 Stimulon. In addition, under the terms of our agreement with GSK, upon request by us, GSK is committed to supply certain quantities of commercial grade QS-21 Stimulon to us and our licensees for a fixed period of time.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to approximately 50 issued United States patents and approximately 120 issued foreign patents. Our issued patents include those that cover uses of our core technologies in combination with other agents. Such core technologies include HSP-based vaccines for the treatment of cancers and treatment/prevention of infectious diseases, and saponin adjuvants.  We also own, co-own or have exclusive rights to approximately 50 pending United States patent applications and approximately 50 pending foreign patent applications. We may not have rights in all territories where we may pursue regulatory approval for Prophage vaccine candidates.

Through our acquisitions of 4-AB, PhosImmune and certain assets of Celexion, we own, co-own, or have exclusive rights to a number of patents and patent applications directed to various methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising out of such entities’ technology platforms. In particular, we own patents and patent applications relating to our Retrocyte Display technology platform, a high throughput antibody expression platform for the identification of fully-human and humanized monoclonal antibodies. This patent family is projected to expire between 2029 and 2031. Through our acquisition of PhosImmune, we own, co-own, or have exclusive rights to patents and patent applications directed to various methods and compositions, including a patent directed to methods for identifying phosphorylated proteins using mass spectrometry. This patent is projected to expire in 2023. We also own patents and patent applications relating to the SECANT platform, a platform used for the generation of novel monoclonal antibodies. This patent family is projected to expire between 2028 and 2029. In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we intend to seek patent protection for newly identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that were acquired or in-licensed in connection with our acquisitions of 4-AB, PhosImmune and certain assets of Celexion, will have commercial value, or that any of our existing or future patent applications, including the patent applications that were acquired or in-licensed in connection with our acquisitions of 4-AB, PhosImmune and certain assets of Celexion, will result in the issuance of valid and enforceable patents. Our issued patents covering Prophage vaccines and methods of use thereof, alone or in combination with other agents, expired or will expire at various dates between 2015 and 2024. In particular, our issued U.S. patents covering Prophage composition of matter expired in 2015. In addition, our issued patents covering QS-21 Stimulon composition of matter expired in 2008. We continue to explore means of extending the life cycle of our patent portfolio.

Various patents and patent applications have been exclusively licensed to us by the following entities:

University of Virginia

In connection with our acquisition of PhosImmune in December 2015, we obtained exclusive rights to a portfolio of patent applications and one issued patent relating to PTTs under a patent license agreement with the University of Virginia (UVA). The UVA license gives us exclusive rights to develop and commercialize the PTT technology and an exclusive option to license any further PTT technology arising from ongoing research at UVA until December 2018. Under the license agreement, we will pay low to mid-single digit running royalties on net sales of PTT products, and a modest flat percentage of sublicensing income. In addition, we may be obligated to make milestone payments of up to $2.7 million for each indication of a licensed PTT product to complete clinical trials and achieve certain sales thresholds. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. The UVA license agreement may be terminated as follows: (i) by UVA in connection with our bankruptcy or cessation of business relating to the licensed technology, (ii) by UVA if we commit a material, uncured breach or (iii) by us for our convenience on 180 days written notice.

Ludwig Institute for Cancer Research

On December 5, 2014, 4-AB entered into a license agreement with the Ludwig Institute for Cancer Research Ltd. (Ludwig), which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted 4-AB an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we and 4-AB entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, 4-AB made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates 4-AB to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we and/or 4-AB will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by 4-AB or us (as applicable) for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions.

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

University of Connecticut Health Center

In May 2001, we entered into a license agreement with the University of Connecticut Health Center (“UConn”) which was amended in March 2003 and June 2009. Through the license agreement, we obtained an exclusive, worldwide license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires in 2024 or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of six months. The license agreement contains aggregate milestone payments of approximately for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals, and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. Under the March 2003 amendment, we agreed to pay UConn an upfront payment and to make future payments for each patent or patent application with respect to which we exercised our option under the research agreement. As of December 31, 2015, we had paid approximately $745,000 to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.

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

The sponsor must submit to the FDA the results of preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application, or NDA, or in the case of biologics, like the Prophage vaccines, a biologics license application, or BLA. In a process that can take a year or more, the FDA reviews this application and, when and if it decides that adequate data are available to show that the new compound is both safe and effective for a particular indication and that other applicable requirements have been met, approves the drug or biologic for marketing.

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

Competition

Competition in the pharmaceutical and biotechnology industries is intense. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products for the treatment of cancer.

Many competitors have substantially greater financial, manufacturing, marketing, sales, distribution, and technical resources, and more experience in research and development, clinical trials, and regulatory matters, than we do. Competing companies developing or acquiring rights to more efficacious therapeutic products for the same diseases we are targeting, or which offer significantly lower costs of treatment, could render our products noncompetitive or obsolete. See Part I-Item 1A. “Risk Factors-Risks Related to our Business-Our competitors may have superior products, manufacturing capability, selling and marketing expertise and/or financial and other resources.”

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

We have CPM antibody programs currently in early stage development targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1, CEACAM1 and other undisclosed targets. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing an anti-LAG-3 antibody and agonist to OX-40 (2) Merck has an approved anti-PD-1 antibody in the United States, and is developing an anti-GITR agonist and anti-CEACAM antibodies, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca /Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development, (5) Curetech has an anti-PD-1 antibody in development, (6) Pfizer has an anti-CTLA-4 antibody in development, (7) Tesaro has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates, (8) Novartis has anti-PD-1 and anti-TIM-3 antibodies in discovery, and anti-LAG-3 and GITR agonist in clinical trials and (9) Roche/Genetech has an anti-OX40 agonist in development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We have autologous vaccines programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in preclinical development. We are aware of many companies pursuing cancer vaccines and/or immunotherapies clinical development, including, without limitation, the following: (1) Neon Therapeutics is developing a personalized neoantigen vaccine; (2) Gritstone Oncology is discovering and developing a novel tumor-specific neo-antigen (TSNA) based immunotherapies, with an initial focus on lung cancer; (3)Aduro Biotech and Advaxis Inc. are developing immunotherapy platforms (Listeria, cyclic dinucleotides, and B-select antibodies); (4) Inovio Pharmaceutical Inc. and Medimmune are collaborating on developing DNA based immunotherapies for cancer and infectious disease; (5) Oncolytics Biotech Inc. is developing oncolytic virus based cancer therapeutics in lung, colorectal and pancreatic cancers; and (6) Oncothyreon is developing synthetic vaccines for cancer therapeutics.

Several companies have products that utilize similar technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines. For treatment of recurrent glioma, Roche markets bevacizumab and Eisai and Arbor Pharmaceuticals market carmustine. Schering Corporation, a subsidiary of Merck, markets temozolmide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with newly diagnosed glioma, such as Innocell Corp (Immuncell-LC), ImmunoCellular Therapeutics (ICT-107), Northwest Biotherapeutics (DC-Vax), Immatics (IMA-950) and Activartis Biotech (GBM-Vax).

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, (1) oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell, and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

Employees

As of February 29, 2016, we had 230 employees, of whom 70 were PhDs and four were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

The public may read and copy any materials filed by Agenus with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Our net losses for the years ended December 31, 2015, 2014, and 2013, were $87.9 million, $42.5 million, and $30.1 million, respectively. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our collaboration with Incyte, our HSP-based vaccines, and vaccines containing QS-21 Stimulon® adjuvant.

On December 31, 2015, we had $171.7 million in cash and cash equivalents and short-term investments. We believe that, based on our current plans and activities, our working capital resources at December 31, 2015, will be sufficient to satisfy our liquidity requirements through the first half of 2017. We expect to attempt to secure additional funds before our current funds are depleted although additional funding may not be available on favorable terms, or at all.

To date, we have financed our operations primarily through the sale of equity and debt securities. In order to finance future operations going forward, we will be required to raise additional funds in the capital markets, through arrangements with collaboration partners or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them or if we incur operating losses for longer than we expect, we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that are on unfavorable terms or allocate to third parties substantial portions of the potential value of these technologies.

There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•	the number and characteristics of the product candidates we and our partners pursue;

•	our ability to successfully develop, manufacture, and commercialize product candidates, including pursuant to our collaboration agreement with Incyte;

•	the scope, progress, results and costs of researching and developing our future product candidates and conducting pre-clinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our and our licensees’ product candidates;

•	the cost of manufacturing;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such arrangements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights;

•	the costs associated with any successful commercial operations; and

•	the timing, receipt and amount of sales of, or royalties on, our future products and those of our partners, if any.

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

Our and our subsidiaries’ obligations related to our monetization of royalties payable to us by GSK in respect of its shingles vaccine, HZ/su, along with our 2015 Subordinated Notes, could materially and adversely affect our liquidity.

In September 2015, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into the Note Purchase Agreement with Oberland Capital SA Zermatt LLC, as collateral agent, an affiliate of Oberland as the lead purchaser and certain other purchasers, pursuant to which Antigenics issued $100.0 million aggregate principal amount of limited recourse notes (the “Notes”) to the purchasers. Antigenics has the option to issue an additional $15.0 million aggregate principal amount of Notes (the “Additional Notes”) to the purchasers within 15 days after approval of GSK’s shingles vaccine, HZ/su, by the FDA, provided such approval occurs on or before June 30, 2018. The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after September 8, 2015 (the “Closing Date”). Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly interest payment, the interest will be capitalized and added to the aggregate principal balance of the loan. The final legal maturity date of the Notes is the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”).

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

The Note Purchase Agreement specifies a number of events of default (some of which are subject to applicable cure periods), including (i) failure to cause royalty payments to be deposited into the segregated bank account, (ii) payment defaults, (iii) breaches of representations and warranties made at the time the Notes were, or the Additional Notes are, issued, (iv) covenant defaults, (v) a final and unappealable judgment against Antigenics for the payment of money in excess of $1.0 million, (vi) bankruptcy or insolvency defaults, (vii) the failure to maintain a first-priority perfected security interest in the collateral in favor of the collateral agent and (viii) the occurrence of a change of control of Agenus. Upon the occurrence of an event of default, subject to cure periods in certain circumstances and some limited exceptions, the collateral agent may declare the Notes immediately due and payable, in which case Antigenics would owe a payment equal to the following (the “Accelerated Default Payment”): the outstanding principal amount of the Notes, plus all accrued and unpaid interest thereon, plus a premium payment that would yield an aggregate internal rate of return (“IRR”) for the purchasers as follows: (i) an IRR of 20% if the event of default occurs within 24 months of the Closing Date, (ii) an IRR of 17.5% if the event of default occurs after 24 months but within 48 months of the Closing Date, and (iii) an IRR of 15% if the event of default occurs more than 48 months after the Closing Date. Upon the occurrence and during the continuance of any event of default, interest on the Notes also increases by 2.5% per annum.

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

In February 2015, we exchanged senior subordinated promissory notes that we issued in 2013 for new senior subordinated promissory notes in the aggregate principal amount of $5.0 million with annual interest at 8%, and we issued an additional $9.0 million principal amount of such notes, or the 2015 Subordinated Notes. The 2015 Subordinated Notes are due February 2018 and include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

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

Under the terms of our collaboration agreement with Incyte, we and Incyte have a joint steering committee that oversees and manages worldwide regulatory, development, manufacturing, and commercialization activities for our CPM antibody product candidates pursuant to the collaboration agreement with equal representation from both parties. For each program, we serve as the lead for pre-clinical development activities through the filing of an investigational new drug application, or IND, and Incyte serves as the lead for clinical development activities. Accordingly, the timely and successful completion by Incyte of clinical development activities will significantly affect the timing and amount of any revenues we may receive under the collaboration agreement. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to CPM antibodies under the collaboration could be delayed or terminated, and it could become necessary for us to assume the responsibilities for the clinical development, manufacturing, regulatory approval or commercialization of the CPM antibodies at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones will be achieved, that we will receive any future milestone or royalty payments under the collaboration agreement, or that we will share in any revenues under the collaboration agreement.

Each program in the collaboration falls under either (i) a cost sharing model, in which we share all costs and profits on a 50:50 basis with Incyte and we are eligible for potential milestones, or (ii) a royalty-bearing model, in which Incyte funds 100% of the costs, with Agenus eligible for potential milestones and royalties. Incyte has far greater resources than us, and it may be difficult for us to meet our obligation to fund 50% of all costs for the cost-sharing programs, including the GITR and OX40 programs. Moreover, clinical programs under the collaboration could be accelerated due to better than expected clinical outcomes, thus requiring us to spend more money than anticipated on a given program and in a shorter period of time. We can elect to cease sharing costs 50:50 and convert the arrangements to royalty-bearing on twelve months prior written notice. If we fail to meet this notice obligation and do not meet our funding commitments, we would be in breach of our obligations under the agreement.

In addition, our collaboration with Incyte may be unsuccessful due to other factors, including, without limitation, the following:

•	Incyte may terminate the agreement or any individual program for convenience upon 12 months’ notice;

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

Our CPM programs are in early stage development, and there is no guarantee that we will be successful in advancing from CPM antibody product candidates through clinical development.

Our CPM programs are currently in early stage development, and the majority of our CPM programs are pre-clinical. Even if our pre-clinical studies or Phase 1 trials produce positive results, they may not necessarily be predictive of the results of future clinical trials in humans. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development or Phase 1 trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in future clinical trials of CPM antibodies, our business and financial prospects would be materially adversely affected.

We are undergoing significant growth across multiple locations, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of February 29, 2016 we had 230 employees.  From January 1, 2014 to February 29, 2016, we added 162 new employees, 69 of whom are employees of our wholly-owned subsidiary 4-Antibody AG (4-AB) that we acquired in February 2014, and 28 of whom are employees of our wholly-owned subsidiary Agenus West, LLC who joined us in connection with our acquisition of XOMA Corporation’s antibody manufacturing pilot plant in December 2015. In addition, through various acquisitions, we have expanded our research and development activities both nationally and internationally to California, Virginia, Switzerland, Germany and the United Kingdom. We expect to continue increasing our headcount as we continue to build our research and development capabilities and integrate our acquired technology platforms. To manage this growth and expansion, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

We may not receive anticipated QS-21 Stimulon revenues from our licensees.

We currently rely upon and expect to continue to rely upon our third party licensee, GSK, to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant. Our other licensee, Janssen Science Ireland UC, recently notified us that they were terminating their license for use of QS-21 Stimulon.

GSK owns their product development process, and we cannot predict their requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop and commercialize vaccines that use QS-21 Stimulon as an adjuvant. GSK may initiate or terminate programs containing QS-21 Stimulon at any time. In addition, even if GSK successfully completes clinical trials with vaccine candidates using QS-21 Stimulon or these vaccine candidates receive positive decisions from regulatory bodies, there is no guarantee that these products will ultimately obtain regulatory approval or, if so approved, will have a successful commercial launch or generate any future milestones or royalty payments. In September 2015, we entered into the Note Purchase Agreement and partially monetized the potential royalties we are entitled to receive from GSK on future sales of its shingles and malaria vaccines, if any. All of the royalties that are payable to us from GSK on sales of these products candidates, if any, will be used entirely to satisfy our obligations to the purchasers of the Notes. However, there is no guarantee that GSK’s shingles and malaria vaccines will be approved in any territories for which they seek regulatory approval. Even if GSK’s shingles and/or malaria vaccines are approved, there is no guarantee that GSK will have a successful commercial launch of either product or generate any revenues from sales to help satisfy our obligations under the Note Purchase Agreement. Any inability to receive anticipated revenues, or a reduction in revenues, generated from QS-21 Stimulon could have a material adverse effect on our business, financial condition and results of operations.

Our synthetic HSP peptide-based platform is in early stage development, and there is no guarantee that a product candidate will progress from this platform.

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, it was unclear whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. We do not expect to advance this program into a Phase 3 trial, but we have initiated our AutoSynVax™ synthetic cancer vaccine program based on our prior findings with this platform. Although we are targeting to initiate clinical trials for our first AutoSynVax product candidate in the second half of 2016, there is no guarantee that we will be able to do so. There is no guarantee that a product candidate will progress from this platform at all or that results of any potential future clinical trials will be positive. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

We may not be able to advance clinical development or commercialize ProphageTM vaccines or realize any benefits from this program.

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage vaccines is highly uncertain. Prophage vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage vaccines have resulted in a marketing approval, except in Russia where commercialization of the approved product was unsuccessful. Although we are targeting to initiate our next Prophage clinical trial in ndGBM in the second half of 2016, there is no guarantee that we will be able to do so. In addition, while we believe Prophage vaccines may provide clinical benefit to some patients as a monotherapy and in combination with other therapies, there is no guarantee that, if completed, subsequent Prophage trials would yield useful translational and/or efficacy data.

We do not currently sponsor any of the on-going clinical trials with Prophage vaccines and therefore we lack the ability to control trial design, timelines, and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage vaccine clinical trial is a Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute (NCI). While the NCI Alliance has confirmed a commitment to completion of the trial, to date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of bevacizumab for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical. Lastly, the NCI operationalization of the clinical trial includes limited onsite training for tumor tissue procurement, which may result in improper tissue handling and increase the risk of vaccine manufacturing failures.

Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.

Our CPM antibody programs, including those partnered with Incyte, will require substantial manufacturing development and investment to progress. We are currently progressing a portfolio of CPM antibody programs that are at different stages of development. If these efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. Although we recently secured our own antibody manufacturing capabilities with the purchase of a manufacturing pilot plant from XOMA Corporation, we only expect this facility to provide us with antibody supply requirements through clinical proof-of-concept studies and not for larger, registrational studies or any commercial supply requirements. Furthermore, we currently still rely on contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to support some of our existing CPM antibody programs. Our dependence on external CMOs for the manufacture of certain antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans. We may also need to develop or secure later phase and/or commercial manufacturing capabilities, all of which would cause us to incur additional costs and risk, and which could divert resources away from our CPM antibody programs and/or lead to delays in the development of our product candidates. In the event that our CPM antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited.

The long-term success of the antibody pilot plant manufacturing facility and capabilities that we acquired from XOMA Corporation will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our manufacturing facilities in Lexington, MA with the antibody pilot plant manufacturing facility in Berkeley, CA. We may never realize these anticipated synergies, business opportunities and growth prospects. Assumptions underlying estimates of expected cost savings as a result of the acquisition of the antibody pilot plant manufacturing facility may be inaccurate. If any of these factors limit our ability to successfully manufacture CPM antibodies to support our planned clinical trials, the expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition of XOMA Corporation’s antibody pilot plant manufacturing facility, might not be met.

We currently manufacture our Prophage vaccines in our Lexington, MA facility. Manufacturing of the Prophage vaccines is complex, and various factors could cause delays or an inability to supply the vaccine. Deviations in the processes controlling manufacture or deficiencies in size or quality of source material could result in production failures. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture Prophage vaccines in addition to other product candidates in our current facility.

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. If GSK or its third party CMO encounters problems with QS-21 Stimulon manufacturing, any of their programs containing QS-21 Stimulon could be delayed or terminated, and this could have an adverse effect on our potential license fees, milestone payments and royalties that we may otherwise receive from these programs and use to satisfy our obligations under the Note Purchase Agreement. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever.

Our ability to efficiently manufacture our product candidates is contingent, in part, upon our own, and our CMOs’ ability to ramp up production in a timely manner without the benefit of years of experience and familiarity with the processes, which we may not be able to adequately transfer. We currently rely upon and expect to continue to rely upon third parties, potentially including our collaborators or licensees, to produce materials required to support our product candidates, pre-clinical studies, clinical trials, and any future commercial efforts. A number of factors could cause production interruptions at either our manufacturing facility or the facilities of our CMOs or suppliers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.

As mentioned above, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured all of our product candidates ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

Biopharmaceutical manufacturing is also subject to extensive government regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices or cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of a product candidate. In addition, facilities are subject to on-going inspections, and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

Risks associated with doing business internationally could negatively affect our business.

We have research and development operations in Switzerland, Germany and the United Kingdom. We expect to pursue pathways to develop and commercialize our product candidates in both U.S. non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets and limitations on the flexibility of our operations and costs imposed by local labor laws. For example, in 2008 our Oncophage® vaccine was approved for sale in Russia, but we have never received, and do not expect to receive, any revenues from sales in Russia. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change. Further, even if we receive marketing approval, we may not receive sufficient coverage and adequate reimbursement for our products.”

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

Our product candidates and the product candidates in development by our collaboration partners may fail because of competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates, directed at cancer, infectious diseases and degenerative disorders. Many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:

•	develop safer or more effective therapeutic drugs or preventive or therapeutic vaccines and other products;

•	establish superior intellectual property positions;

•	discover technologies that may result in medical insights or breakthroughs, which render our drugs or vaccines obsolete, possibly before they generate any revenue, if ever;

•	adversely affect our ability to recruit patients for our clinical trials;

•	solidify partnerships or strategic acquisitions that may increase the competitive landscape;

•	develop or commercialize their product candidates sooner than we commercialize our own, if ever; or

•	implement more effective approaches to sales and marketing and capture some of our potential market share.

There is no guarantee that our product candidates will be able to compete with potential future products being developed by our competitors.

We have CPM antibody programs currently in early stage development targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1 and CEACAM1. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing an anti-LAG-3 antibody and agonist to OX-40 (2) Merck has an approved anti-PD-1 antibody in the United States, and is developing an anti-GITR agonist and anti-CEACAM antibodies, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca

/Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development, (5) Curetech has an anti-PD-1 antibody in development, (6) Pfizer has an anti-CTLA-4 antibody in development, (7) Tesaro has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates, (8) Novartis has anti-PD-1 and anti-TIM-3 antibodies in discovery, and anti-LAG-3 and GITR agonist in clinical trials and (9) Roche/Genetech has an anti-OX40 agonist in development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We have autologous vaccines programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in preclinical development.  We are aware of many companies pursuing cancer vaccines and/or immunotherapies in clinical development, including, without limitation, the following: (1) Neon Therapeutics is developing a personalized neoantigen vaccine; (2) Gritstone Oncology is discovering and developing a novel tumor-specific neo-antigen (TSNA) based immunotherapies, with an initial focus on lung cancer; (3) Aduro Biotech is developing immunotherapy platforms (Listeria, cyclic dinucleotides, and B-select antibodies); (4) Inovio Pharmaceutical Inc. and Medimmune are collaborating on developing DNA-based immunotherapies for cancer and infectious disease; (5) Oncolytics Biotech Inc. is developing oncolytic virus based cancer therapeutics in lung, colorectal and pancreatic cancers; and (6) Oncothyreon is developing synthetic vaccines for cancer therapeutics.

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

As we develop our vaccines, such as Prophage and AutoSynVax, in other indications or in combination with other product candidates, such as available standard of care agents (Avastin®), or with CPMs, they could face additional competition in those indications or in those combinations. In addition, and prior to regulatory approval, if ever, our vaccines and our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Failure to capture the anticipated benefits or our strategic acquisitions and licensing transactions could adversely affect our business, operations and financial condition.

An important part of our business strategy to date has been to identify and advance a pipeline of product candidates by acquiring and in-licensing product candidates, technologies and businesses that we believe are a strategic fit with our existing business. Since we acquired 4-AB in February 2014, we have completed numerous additional strategic acquisitions and licensing transactions. The ultimate success of these strategic transactions entails numerous operational and financial risks, including:

•	higher than expected development and integration costs;
•	difficulty in combining the technologies, operations and personnel of acquired businesses with our technologies, operations and personnel;

•	exposure to unknown liabilities;
•	difficulty or inability to form a unified corporate culture across multiple office sites both nationally and internationally;
•	inability to retain key employees of acquired businesses;
•	disruption of our business and diversion of our management’s time and attention; and
•	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed product candidates, technologies or businesses.

We have limited resources to integrate acquired and in-licensed product candidates, technologies and businesses into our current infrastructure, and we may fail to realize the anticipated benefits of our strategic transactions. Any such failure could have an adverse effect on our business, operations and financial condition.

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

Because we rely on collaborators and licensees for the development and commercialization of many of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015 we began a broad collaboration with Incyte to pursue the discovery and development of CPMs. See “Risk Factors-Risks Related to our Business-We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize CPM antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these CPM antibodies may be terminated or substantially delayed, and our business would be severely harmed.” Furthermore, we have a collaboration arrangement with Recepta for CTLA-4 and PD-1, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

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

Our internal computer systems, or those of our third-party CROs, CMOs, licensees, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations.

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

We are highly reliant on our Chief Executive Officer, President of R&D and other members of our management team. In addition, we have limited internal resources and if we fail to recruit and/or retain the services of key employees and external consultants as needed, we may not be able to achieve our strategic and operational objectives.

Both Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, and Dr. Robert Stein, our President of R&D who joined the Company in February 2014, are integral to building our company and developing our technology. If either Dr. Armen or Dr. Stein is unable or unwilling to continue his relationship with Agenus, our business may be adversely impacted.

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

Our future growth success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and scientific staff. We face intense competition for qualified individuals from other pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and clinical personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and could impair our ability to support our collaboration with Incyte or to support our growth. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Calamities, power shortages or power interruptions could disrupt our business and materially adversely affect our operations.

In December 2015, we acquired an antibody pilot plant manufacturing facility and leased additional office space in Berkeley, CA. This location is in an area of seismic activity near active earthquake faults. Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities or those of third parties upon whom we depend may disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure (such as our manufacturing facility) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our manufacturing capabilities for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses and delays as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Risks Related to Regulation of the Biopharmaceutical Industry

The drug development and approval process is uncertain, time-consuming, and expensive.

Clinical development, including pre-clinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of December 31, 2015, we had spent approximately 20 years and $473.5 million on our research and development program in heat shock proteins for cancer. The development and regulatory approval process also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of pre-clinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a pre-clinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

Regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation reduces the size of the potential market for that product. Product approvals, once granted, are subject to continual review and periodic inspections by regulatory authorities. Our operations and practices are subject to regulation and scrutiny by the United States government, as well as governments of any other countries in which we do business or conduct activities. Later discovery of previously unknown problems or safety issues, and/or failure to comply with domestic or foreign laws, knowingly or unknowingly, can result in various adverse consequences, including, among other things, possible delay in approval or refusal to approve a product, warning letters, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to renew marketing applications, complete withdrawal of a marketing application, corrective action requirements, and/or criminal prosecution, withdrawal of an approved product from the market, and/or exclusion from government health care programs. Such regulatory enforcement could have a direct and negative impact on the product for which approval is granted and could have a negative impact on the approval of any pending applications for marketing approval of new drugs or supplements to approved applications.

Because we operate in a highly regulated industry, regulatory authorities could take enforcement action against us in connection with our licensees’ or collaborators’, and/or our business and marketing activities for various reasons. For example, the FCPA prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign governmental officials for the purpose of obtaining or retaining business abroad.

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

The patent landscape in the field of therapeutic antibody development, manufacture and commercialization is crowded. For example, we are aware of third party patents directed to methods for identifying and producing therapeutic antibodies. We are also aware of third party patents directed to antibodies to numerous targets for which we also seek to identify, develop, and commercialize antibodies, including without limitation CTLA-4, PD-1, GITR, OX40, TIM-3, LAG-3, and CEACAM1. For example, some patents claim antibodies based on competitive binding with existing antibodies, some claim antibodies based on specifying sequence or other structural information, and some claim various methods of discovery, production, or use of such antibodies.

These or other third party patents could impact our freedom to operate in relation to our technology platforms, as well as in relation to development and commercialization of antibodies identified by us as therapeutic candidates. As we discover and develop our candidate antibodies, we will continue to conduct analyses of these third party patents to determine whether we believe we might infringe them, and if so, whether they would be likely to be deemed valid and enforceable if challenged. If we determine that a license for a given patent or family of patents is necessary or desirable, there can be no guarantee that a license would be available on favorable terms, or at all. Inability to obtain a license on favorable terms, should such a license be determined to be necessary or desirable, could, without limitation, result in increased costs to design around the third party patents, delay product launch, or result in cancellation of the affected program or cessation of use of the affected technology.

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

We own, co-own or have exclusive rights to approximately 50 issued United States patents and approximately 120 issued foreign patents. We also own, co-own or have exclusive rights to approximately 50 pending United States patent applications and approximately 50 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office, or USPTO, uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

Through our acquisitions of 4-AB, PhosImmune and certain assets of Celexion, we own, co-own, or have exclusive rights to a number of patents and patent applications directed to various methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising out of such entities’ technology platforms. In particular, we own patents and patent applications relating to Retrocyte DisplayTM technology platform, a high throughput antibody expression platform for the identification of fully-human and humanized monoclonal antibodies. This patent family is projected to expire between 2029 and 2031. Through our acquisition of PhosImmune, we own, co-own, or have exclusive rights to patents and patent applications directed to various methods and compositions, including a patent directed to methods for identifying phosphorylated proteins using mass spectrometry. This patent is projected to expire in 2023. We also own patents and patent applications relating to the SECANT® platform, a platform used for the generation of novel monoclonal antibodies. This patent family is projected to expire between 2028 and 2029. In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we intend to seek patent protection for newly identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that we acquired or in-licensed in connection with our acquisitions of 4-AB, PhosImmune and certain assets of Celexion, will have commercial value, or that any of our existing or future patent applications, including the patent applications that we acquired or in-licensed in connection with our acquisitions of 4-AB, PhosImmune and certain assets of Celexion, will result in the issuance of valid and enforceable patents.

Our issued patents covering Prophage vaccine and methods of use thereof, alone or in combination with other agents, expired or will expire at various dates between 2015 and 2024. In particular, our issued U.S. patents covering Prophage composition of matter expired in 2015. In addition, our issued patents covering QS-21 Stimulon composition of matter expired in 2008. We continue to explore means of extending the life cycle of our patent portfolio.

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

If we or our employees fail to comply with laws or regulations, it could adversely impact our reputation, business and stock price.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional and/or negligent failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health care fraud and abuse, transparency, and/or data privacy and security laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices; to promote transparency; and to protect the privacy and security of patient data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

We face an inherent risk of product liability exposure related to testing our product candidates in human clinical trials and manufacturing antibodies in our Berkeley, CA facility and may face even greater risks if we ever sell products commercially. An individual may bring a product liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. Product liability claims may result in:

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

The first right to negotiate provision contained in our agreement with GSK could hinder or delay a change of control of our company or the sale of certain of our assets.

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

For the period from our initial public offering on February 4, 2000 to December 31, 2015, and for the year ended December 31, 2015, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.88 and $9.78 per share, respectively. The average daily trading volume for the year ended December 31, 2015 was approximately 1,652,962 shares, while the average daily trading volume for the year ended December 31, 2014 was approximately 728,000. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years as we continue our development activities;

•	announcements of decisions made by public officials or delays in any such announcements;

•	results of our pre-clinical studies and clinical trials or delays in anticipated timing;

•	delays in our regulatory filings or those of our partners;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;

•	announcements of acquisitions;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	failure to realize the anticipated benefits of acquisitions;

•	developments concerning proprietary rights, including patent and litigation matters;

•	publicity regarding actual or potential results with respect to product candidates under development;

•	quarterly fluctuations in our financial results, including our average monthly cash used in operating activities;

•	variations in the level of expenses related to any of our product candidates or clinical development programs;

•	additions or departures of key management or scientific personnel;

•	conditions or trends in the biopharmaceutical, biotechnology and pharmaceutical industries generally;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in accounting principles;

•

general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock.

In the past, securities class action litigation has often been brought against a company following a significant decline in the market price of its securities. This risk is especially relevant for us because many biopharmaceutical, biotechnology and pharmaceutical companies experience significant stock price volatility.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of December 31, 2015, we had 86,390,697 shares of common stock outstanding. All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 16,200,000 shares of common stock under our equity incentive plans, to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan, and to permit the sale of 150,000 shares of common stock under an inducement grant. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 19,943,489 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of December 31, 2015, an aggregate of approximately 25 million of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.0 million on each of the 12-month and 24-month anniversaries of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion, XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with Celexion, XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2015, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of December 31, 2015, options to purchase 8,345,835 shares of our common stock with a weighted average exercise price per share of $4.77 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2015 we had 7,649,324 vested options and 1,730,604 nonvested shares outstanding.

As of December 31, 2015, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2015, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our manufacturing, research and development, and corporate offices in Lexington, Massachusetts occupying approximately 82,000 square feet. This lease agreement terminates in August 2023 with an option to renew for one additional ten-year period. We have sublet portions of this facility under two subleases that expire in July 2016 and December 2017, respectively.

During December 2012 we entered into a commercial lease for approximately 5,600 square feet of office space in New York, New York for use as corporate offices that terminates in May 2020.

We also have research and office facilities in Jena, Germany and Basel, Switzerland whose lease expire in June 2018 and June 2016, respectively.

In December 2015, we entered into a commercial lease in Berkeley, California for approximately 10,900 square feet to be used for corporate offices which expires in December 2020.  We additionally executed two commercial sublease agreements in Berkeley, California for approximately 4,300 square feet and 8,200 square feet to be used for manufacturing, warehouse and corporate offices; both subleases expire in December 2016.  We additionally entered into a sublease in Berkeley, California for parking that expires in May 2020.

In December 2015, we also entered in a commercial lease agreement for approximately 15,300 square feet for laboratory and office space in Cambridge, United Kingdom for research and development that expires in December 2025.

In December 2015, we acquired and now own a manufacturing facility with approximately 24,000 square feet in Berkeley, California to be used in the production and manufacture of product candidates.

We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current operational needs. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing or office facilities and will do so through lease renewals prior to expiration or through replacing them with equivalent facilities.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information regarding our current executive officers, including their age, as of March 1, 2016:

Name	Age	Title
Garo H. Armen, PhD	63	Chairman of the Board and Chief Executive Officer
C. Evan Ballantyne	56	Chief Financial Officer
Christine M. Klaskin	50	Vice President, Finance
Ozer Baysal	60	Chief Business Officer
Robert Stein, MD PhD	65	President, Research and Development
Karen H. Valentine	44	Chief Legal Officer and General Counsel

Garo H. Armen, PhD—Garo Armen has been Chairman and CEO since the Company's founding in 1994. From mid-2002 through 2004, he was Chairman of the Board of Directors for the biopharmaceutical company Elan Corporation, plc, which he helped restructure.  Dr. Armen is also the founder and Chairman of the Children of Armenia Fund, a philanthropic organization established in 2000 that is dedicated to the positive development of the children and youth of rural Armenia.  He holds a PhD degree in physical organic chemistry from the City University of New York.

C. Evan Ballantyne—C. Evan Ballantyne joined the Company as Chief Financial Officer in June 2015. Prior to Agenus, Mr. Ballantyne served as Chief Financial Officer for Synthetic Biologics (NYSE: SYN) from February 2012 until May 2015. From 2006 until its acquisition in April 2011, Mr. Ballantyne served as Executive Vice President and Chief Financial Officer of Clinical Data (NASDAQ: CLDA), Inc., a publicly-traded biopharmaceutical company which was acquired by Forest Laboratories, Inc. for $1.3 billion. While at Clinical Data, he was instrumental in leading corporate financings totaling approximately $220.0 million as well as a number of acquisition and divestitures totaling $116.0 million. Mr. Ballantyne has also served as Chief Financial Officer of a number of private medical technology companies, including Avedro and ZymeQuest. Earlier in his career, he served as Vice President and Chief Operating Officer for ACNielsen Europe Middle East & Africa (NYSE: ART) and also held the position of Chief Financial Officer. There, Mr. Ballantyne was responsible for all aspects of operations, strategic planning and finance in more than 45 countries for a corporation with over 9,700 employees. Mr. Ballantyne also served as Director of Finance for IMS Health (NYSE: IMS). He began his career at the Dun & Bradstreet Corporation where he held several senior financial positions. Mr. Ballantyne earned a BA from the University of Western Ontario, and took a post-graduate degree in Business Administration with Honors from the University of Windsor.

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

Ozer Baysal —Ozer Baysal has been Chief Business Officer since January 2013.  His principal role is to lead Agenus' efforts in establishing commercial capability and accelerating Agenus' transition to becoming a fully integrated biopharmaceutical company. Prior to joining Agenus Mr. Baysal spent more than 30 years with Pfizer in a broad number of functional and geographic areas, most recently serving as President of Europe, Emerging Markets Region. While at Pfizer, he held key leadership positions in Marketing, Sales, and Manufacturing, and was actively involved with numerous licensing and M&A activities. Mr. Baysal holds a bachelor's degree from Bosphorus University in Industrial Engineering and has completed the Programs for Leadership and Management Development at Harvard Business School.

Robert Stein, MD, PhD—Bob Stein has been President, Research and Development since September 2015.  Dr. Stein joined the Company as Chief Scientific Officer in February 2014.  Dr. Stein leads our Research, Preclinical Development and Translational Medicine functions and leads our global research and development efforts. Dr. Stein brings over 30 years of experience and accomplishments in the pharmaceutical and biotech industry to the Agenus leadership team. Over the course of his career Dr. Stein has played a pivotal role in bringing eight drugs to the market including Sustiva®, Fablyn®, Viviant®, PanRetin®, TargRetin®, Promacta®, & Eliquis®. Prior to joining Agenus he held a number of senior management positions including Chief Scientific Officer & Senior Vice President of Research for Ligand Pharmaceuticals, Executive Vice President of Research & Preclinical Development for Dupont Merck, President and Chief Scientific Officer for Incyte Pharmaceuticals, President of Roche Palo Alto and CEO of KineMed. Dr. Stein spent the early part of his career at Merck, Sharp and Dohme Research Laboratories. He holds an MD and a PhD in

Physiology & Pharmacology from Duke University.  Dr. Stein filed a personal voluntary bankruptcy petition under Chapter 7 in August of 2012 and the bankruptcy was discharged in May 2013.

Karen H. Valentine—Karen Higgins Valentine has been Chief Legal Officer and General Counsel since September 2015.  From January 2008 to September 2015, Ms. Valentine was Vice President and General Counsel and also has served as Secretary since 2007 and Chief Compliance Officer of the Company since 2008. Prior to joining Agenus Inc. in 2004, Ms. Valentine was an associate in the biotechnology practice of Palmer & Dodge LLP (now Locke Lorde). Ms. Valentine is currently a member of the board of directors of the Northeast Chapter of the Association of Corporate Counsel.  Ms. Valentine graduated cum laude with a bachelor’s degree in neuroscience from Colgate University, and received her law degree, magna cum laude, from Boston University School of Law.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock.

	High	Low
2014
First Quarter	$5.27	$2.65
Second Quarter	3.95	2.27
Third Quarter	4.05	2.75
Fourth Quarter	4.28	2.56
2015
First Quarter	6.49	3.80
Second Quarter	10.16	4.90
Third Quarter	9.64	4.33
Fourth Quarter	5.36	3.75

As of January 7, 2016, there were approximately 826 holders of record and approximately 26,174 beneficial holders of our common stock.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for the future operation and expansion of our business. Any future payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, and other factors that our Board of Directors deem relevant.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2010 to December 31, 2015, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2010. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Agenus Inc.	100.00	33.00	67.66	43.56	65.51	74.92
NASDAQ Stock Market (U.S. Companies) Index	100.00	98.20	113.82	157.44	178.53	188.75
NASDAQ Biotechnology Index	100.00	111.81	147.48	244.24	321.34	364.93

Item 6.	Selected Financial Data

We have derived the condensed consolidated balance sheet data set forth below as of December 31, 2015 and 2014, and the condensed consolidated statement of operations data for each of the years in the three-year period ended December 31, 2015, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

You should read the selected condensed consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Changes in cash, cash equivalents, and short-term investments, total current assets, total assets, total current liabilities, long-term debt and stockholders’ equity  (deficit) in the periods presented below include the effects of the receipt of net proceeds from our debt offerings, equity offerings, the exercise of stock options, and employee stock purchases that totaled approximately $202.4 million, $57.0 million, $36.6 million, $10.5 million, and $8.1 million in the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except per share data)
Condensed Consolidated Statement of Operations Data:
Revenue	$24,817	$6,977	$3,045	$15,961	$2,756
Operating expenses:
Cost of goods sold	—	—	(536)	(672)	—
Research and development	(70,444)	(22,349)	(13,005)	(10,564)	(11,023)
General and administrative	(28,370)	(21,250)	(14,484)	(11,465)	(10,820)
Contingent purchase price consideration fair value adjustment	(6,704)	(6,699)	—	—	—
Operating loss	(80,701)	(43,321)	(24,980)	(6,740)	(19,087)
Non-operating (expense) income	(5,968)	2,096	(2,673)	110	2
Interest expense, net	(6,599)	(1,261)	(2,420)	(4,695)	(4,191)
Loss before taxes	(93,268)	(42,486)	(30,073)	(11,325)	(23,276)
Income tax benefit (1)	5,387	—	—	—	—
Net loss	(87,881)	(42,486)	(30,073)	(11,325)	(23,276)
Dividends on Series A-1 convertible preferred stock	(203)	(204)	(3,159)	(792)	(790)
Net loss attributable to common stockholders	$(88,084)	$(42,690)	$(33,232)	$(12,117)	$(24,066)
Net loss attributable to common stockholders per common share, basic and diluted	$(1.13)	$(0.71)	$(1.12)	$(0.51)	$(1.21)
Weighted average number of common shares outstanding, basic and diluted	78,212	59,754	29,766	23,629	19,899

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$171,668	$40,224	$27,352	$21,468	$10,748
Total current assets	184,095	42,670	28,175	22,615	12,004
Total assets	242,228	74,527	34,835	29,093	19,808
Total current liabilities	28,934	9,229	10,296	4,813	4,754
Long-term debt, less current portion	114,326	4,769	5,384	35,714	32,726
Stockholders' equity (deficit)	70,728	23,018	(4,481)	(17,600)	(20,831)

(1)

Given our history of incurring operating losses, no income tax benefit has been recognized in our consolidated statements of operations for the years ended December 31, 2014, 2013, 2012 and 2011 because of the loss before income taxes, and the need to recognize a valuation allowance on the portion of our deferred tax assets which will not be offset by the reversal of deferred tax liabilities.  For the year ended December 31, 2015, we recognized an income tax benefit as a result of the deferred tax liabilities recognized in connection with the PhosImmune and XOMA antibody manufacturing facility acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an immuno-oncology company focused on the discovery and development of revolutionary new treatments that engage the body’s immune system to benefit patients suffering from cancer. By combining multiple powerful platforms, we have established a highly integrated approach to target identification and validation, and for the discovery, development and manufacturing of monoclonal antibodies that modulate targets of interest. Our broad portfolio of novel checkpoint modulator and other immuno-modulatory monoclonal antibodies, vaccines and adjuvants, work in combination to provide the opportunity to create best-in-class therapeutic regimens. Our heat shock protein-based vaccine, Prophage™, has successfully completed Phase 2 studies in newly-diagnosed glioblastoma.

We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our checkpoint modulator, or CPM, programs;
•	our vaccine programs, including Prophage™ and AutoSynVax™; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We are currently collaborating with companies such as Incyte Corporation, Merck Sharpe & Dohme and Recepta Biopharma SA. Through these alliances, as well as our own internal programs, we currently have over a dozen antibody programs, including our anti-CTLA-4 (partnered with Recepta for certain South America territories) and anti-GITR (partnered with Incyte) antibody programs that each received FDA clearance to commence clinical trials in January 2016. We anticipate commencing these trials in the first half of 2016.

We are also advancing a series of HSP peptide-based vaccines to treat cancer. In July 2014, we reported positive results from a Phase 2 clinical trial with our Prophage vaccine, which showed that patients with newly-diagnosed GBM, or ndGBM, who were treated with a combination of our Prophage vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, each as compared to historical control data. We plan to advance our Prophage vaccine into a randomized, well-controlled clinical trial for ndGBM in the second half of 2016. We also reported positive results in June 2014 from a Phase 2 clinical trial with our synthetic HerpV vaccine candidate for genital herpes. Although we determined not to move forward with this product candidate in herpes, based on our findings we launched our AutoSynVax synthetic cancer vaccine program in 2015, and we plan to initiate our first clinical trial for this program in the second half of 2016.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline, or GSK, and is a key component in multiple GSK vaccine programs that target prophylactic or therapeutic impact in a variety of infectious diseases and cancer. These programs are in various stages, with the most advanced being GSK’s shingles and malaria programs, which GSK announced positive Phase 3 results for in December 2014 and October 2013, respectively. In September 2015, we monetized a portion of the future royalties we are contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement and received net proceeds of approximately $78.2 million.

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

Our research and development expenses for the years ended December 31, 2015, 2014, and 2013, were $70.4 million, $22.3 million, and $13.0 million, respectively. We have incurred significant losses since our inception. As of December 31, 2015, we had an accumulated deficit of $779.2 million.

To date, we have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, our working capital resources at December 31, 2015 will be sufficient to satisfy our liquidity requirements through the first half of 2017. We may attempt to raise additional funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Historical Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue: We generated revenue of $24.8 million and $7.0 million during the years ended December 31, 2015 and 2014, respectively. Revenue primarily includes fees earned under our license agreements, including approximately $14.4 million for the year ended December 31, 2015, related to reimbursement of development costs under our Collaboration Agreement with Incyte. In 2014, revenues included license fees earned and grant revenue.  The increase in revenue for the year ended December 31, 2015 is primarily attributable to the amortization of deferred revenue and reimbursement of development costs under our Collaboration Agreement with Incyte. During the years ended December 31, 2015 and 2014, we recorded revenue of $9.3 million and $3.5 million, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 215% to $70.4 million for the year ended December 31, 2015 from $22.3 million for the year ended December 31, 2014. Increased expenses in 2015 primarily includes the $19.1 million increase in third-party services and other expenses relating largely to the advancement of our CPM antibody programs, our $13.2 million asset acquisition which was expensed as in-process research and development, a $5.6 million increase in payroll related costs due to increased headcount, and $3.6 million in one-time license technology fees.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 34% to $28.4 million for the year ended December 31, 2015 from $21.2 million for the year ended December 31, 2014. Increased general and administrative expenses in 2015 primarily relate to a $4.1 million increase in professional fees related to our corporate activities, $1.3 million increase in payroll related expenses due to increased headcount and $1.4 million increase in share-based compensation.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price consideration during the year ended December 31, 2015 which resulted in expense of $6.7 million related to the changes in our market capitalization, including the achievement of the first milestone under our 4-AB Share Exchange Agreement. The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization.

Non-operating (expense)income:  Non-operating expense for the year ended December 31, 2015 represents the change in the fair value of our contingent royalty obligation of $6.9 million, our foreign currency exchange loss and our loss on extinguishment of our 2013 Notes offset by the $1.5 million gain on the purchase related to the antibody manufacturing facility acquisition from XOMA Corporation in December 2015 described in Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Non-operating income for the year ended December 31, 2014 represents primarily the decrease in the fair value of our contingent royalty obligation due to the termination of GSK’s Phase 3 MAGE-A3 trial in non-small cell lung cancer, which occurred during the first quarter of 2014.

Interest Expense, net: Interest expense, net increased to $6.6 million for the year ended December 31, 2015 from $1.3 million for the year ended December 31, 2014 due to the issuance of our 2015 Subordinated Notes in February 2015 and the issuance of the Notes under our NPA which was executed in September 2015.

Income tax benefit: For the year ended December 31, 2015, an income tax benefit arose from deferred tax liabilities recognized in connection with our PhosImmune and XOMA acquisitions during the year and relates to the resulting release of our existing valuation allowance on our deferred tax assets.

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

Research and Development: Research and development expense increased 72% to $22.3 million for the year ended December 31, 2014 from $13.0 million for the year ended December 31, 2013. Increased expenses in 2014 primarily relate to the $2.2 million increase in third-party services and other expenses relating largely to the advancement of our CPM antibody programs and a $4.0 million increase in payroll related costs due to increased headcount, in each case as a result of the acquisition of 4-AB.

General and Administrative: General and administrative expenses increased 47% to $21.2 million for the year ended December 31, 2014 from $14.5 million for the year ended December 31, 2013. Increased expenses in 2014 primarily related to $2.9 million increase in professional fees related to our corporate activities, and $1.9 million increase in payroll related expenses due to increased headcount as a result of the acquisition of 4-AB.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the increase in the fair value of our contingent purchase price consideration issued in connection with our acquisition of 4-AB during the year ended December 31, 2014. The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and increased primarily due to an increase in our market capitalization from the initial valuation during February 2014 to December 31, 2014.

Non-operating (expense) income: Non-operating income for the year ended December 31, 2014 represents primarily the decrease in the fair value of our contingent royalty obligation due to the termination of GSK’s Phase 3 MAGE-A3 trial in non-small cell lung cancer, which occurred during the first quarter of 2014. For the year ended December 31, 2013, the non-operating expense resulted primarily from the loss on extinguishment of our convertible notes of approximately $3.3 million.

Interest Expense, net: Interest expense decreased to $1.3 million for the year ended December 31, 2014 from $2.4 million for the year ended December 31, 2013 due to the extinguishment of our 2006 Notes during 2013.

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

Research and Development Programs

For the year ended December 31, 2015, our research and development programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2015	2014	2013	Prior to 2013	Total
Heat shock proteins for cancer	Prophage Vaccines	$5,508	$6,153	$5,882	$297,646	$315,189
Checkpoint modulator programs*		63,290	13,422	—	—	76,712
Heat shock proteins for infectious diseases	HerpV	293	2,443	6,358	23,950	33,044
Vaccine adjuvant	QS-21 Stimulon	142	321	753	12,583	13,799
Other research and development programs		1,211	10	12	33,544	34,777
Total research and development expenses		$70,444	$22,349	$13,005	$367,723	473,521

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are pre-clinical and early stage, and because further development of HSP-based vaccines is dependent clinical trial results, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence.  Active programs involving QS-21 Stimulon depend on our collaboration partners or licensees successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.

Product Development Portfolio

Antibody Discovery Platforms and CPM Programs

In February 2014, we acquired our Retrocyte Display platform when we acquired 4-Antibody AG (“4-AB”), a private European-based biopharmaceutical company. Retrocyte Display (Retroviral B Lymphocyte Display) is a proprietary antibody discovery platform designed for the rapid discovery and optimization of fully-human and humanized monoclonal antibodies against a wide array of molecular targets. Our Retrocyte Display platform uses a high-throughput approach incorporating human antibody libraries expressed in mammalian B-lymphocytes and is designed to screen and generate therapeutic antibody drug candidates. We complimented this platform in April 2015 with the acquisition of our SECANT yeast display antibody discovery platform from Celexion, LLC, and in September 2015 with the exclusive license to a phage display library. The addition of the phage display library and SECANT yeast display platform in combination with our Retrocyte Display platform gives us broad, integrated and highly productive antibody discovery platforms. Each of these complementary platforms is designed to yield diverse antibody candidates, and together they increase the variety of addressable targets and diversity of antibody candidates. These approaches are intended to combine the speed, diversity, and selectivity of our discovery platforms to yield high affinity antibodies and bolster our antibody discovery capabilities internally and for our partners. We now have the potential to integrate three high quality complementary antibody display technologies with innovative computational, structured-based design approaches to discover and optimize best-in-class monoclonal antibodies as future medicines.

We and our partners currently have pre-clinical and clinical programs exploring fully human and humanized monoclonal antibodies against several important checkpoint targets including: GITR, OX40, CTLA-4, PD-1, TIM-3, LAG-3, CEACAM1 and other undisclosed targets. In 2015, we filed INDs for antibodies targeting CTLA-4 and GITR (filed with Incyte), and in January 2016 we announced that the U.S. Food & Drug Administration (FDA) gave clearance to begin clinical trials with these two CPM candidates. Clinical trials with these CPMs are planned to initiate in the first half of 2016. In addition, we have product candidates targeting OX40 and PD-1 advancing into IND-enabling studies, and we expect to initiate clinical trials for one or more of these compounds during the second half of 2016. For additional information regarding our antibody discovery platforms and checkpoint antibody program, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Prophage Vaccine Candidates

To date, more than 1,000 cancer patients have been treated with Prophage vaccines, covering a broad range of cancer types in many clinical trials. The results of these trials have been published and/or presented at major conferences. These results indicate observable clinical and/or immunological activity across many types of cancer.

Because Prophage vaccine are novel therapeutic vaccines that are patient-specific, meaning derived from the patient’s own tumor, they are experiencing a long development process and high development costs, either of which could delay or prevent our commercialization efforts.

In addition to the Phase 2 trial in patients with newly diagnosed GBM, the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute, or NCI, is supporting a randomized Phase 2 clinical trial of the Prophage vaccine in combination with bevacizumab in 222 patients with surgically resectable, recurrent GBM. This trial is the largest vaccine trial ever funded by the NCI in brain tumors and the largest vaccine study ever conducted in combination with bevacizumab. The study is designed to compare efficacy of the Prophage vaccine administered with bevacizumab either concomitantly or at progression, as compared to treatment with bevacizumab alone. The primary endpoint of this study is overall survival. This study design is supported in part by previous research indicating a potential synergistic effect between the mechanisms of action behind both the Prophage vaccine and bevacizumab. While the NCI Alliance has confirmed a commitment to completion of the trial, to date, it has been slow to recruit patients. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

AutoSynVax (ASV)Vaccine Program

In June 2014 we reported positive results from a Phase 2 clinical trial with our synthetic HerpV vaccine candidate for genital herpes. This candidate was the first potential recombinant, off-the-shelf application of our HSP technology. The study demonstrated that the HSP70-peptide-QS21 vaccine produced significant CD8 and CD4 positive T-cell responses to antigenic peptides, and that the side effects were mild to moderate and tolerable. We decided not to advance with this technology in herpes, and based on our findings we launched our AutoSynVax synthetic cancer vaccine program in 2015. We plan to initiate clinical trials for this program in the second half of 2016.

The objective of our AutoSynVax, or ASV, program is to develop a fully synthetic, yet individual patient specific tumor vaccine targeting the neo-epitope landscape of each patient’s cancer. With a small amount of a patient’s tumor as a sample, our ASV program is designed to utilize highly complex bioinformatics and next generation sequencing technologies to identify mutations in a tumor’s DNA and RNA. Once these mutations have been identified, we will manufacture synthetic peptides, load these peptides on to our recombinant HSP70 and deliver a fully synthetic polyvalent vaccine to the patient. We believe that the HSP70 platform will shuttle the mutated peptides to sites where they are recognized by the immune system and safely elicit a cytotoxic and helper T cell response in patients with cancer. We expect that once identified, these tumor cells will be killed and cleared by the immune system.  For additional information regarding HerpV and AutoSynVax, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

PhosphoSynVax (PSV) Vaccine Candidate

PSV is a vaccine candidate designed to induce immunity against a novel class of tumor specific neo-epitopes: those arising from dysregulated phosphorylation of various proteins in malignant cells, rather than from mutations producing abnormal protein sequences. In cancer cells, protein sequences that can become phosphorylated (a phosphate group is added to particular amino acid residues) that are not normally phosphorylated, as a consequence of dysregulated biochemical processes. Some of these mis-phosphorylated peptides can be processed by the cellular machinery that leads to antigen presentation of the surface of cells, and there they can potentially be recognized by specific cytotoxic T cells. PhosImmune described many hundreds of such phosphoprotein neo-epitopes characterizing different forms of cancer, such as lung cancer, specific leukemias, ovarian cancer, colon cancer and others. When this happens, it can lead to the destruction of the cancer cells. PSV is a group of potential product candidates intended to induce cellular immunity to abnormal phosphopeptide neo-epitopes characterizing various forms of cancer. Phosphopeptides (or phosphopeptide analogues) can be synthesized and complexed with HSP70, in a manner analogous to that used in the generation of Agenus’ previous HerpV vaccine candidate. HerpV has successfully completed a placebo-controlled Phase 2 study, which demonstrated good cellular and humoral responses to synthetic peptide immunogens complexed with HSP70. We believe that similar responses can be obtained to phosphopeptide or phosphopeptide analogues bound to HSP70 used as vaccines. Mutation-based neo-epitopes, which will form the basis for the immunogens used in ASV, are almost always particular to a given patient. Therefore, ASV will need to be a largely individualized vaccine product. In contrast to this, some phosphorylation-based neo-epitopes are apparently found on specific types of cancer in many patients, suggesting that the immunogens used in PSV, while tailored to a particular patient, will be useful in other patients with related forms of cancer. Studies to optimize the immunogens to be used in PSV are on-going. PSV could prove to be particularly useful in enabling activation of immunity against cancer that contains fewer mutation-based neo-epitopes.  For additional information regarding PhosphoSynVax, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

QS-21 Stimulon

QS-21 Stimulon is an adjuvant, or a substance added to a vaccine or other immunotherapy, that is intended to enhance immune response to the target antigens. The primary corporate licensee of QS-21 Stimulon is GSK. There are several vaccines containing QS-21 Stimulon in clinical development, including two that have successfully completed Phase 3 testing by GSK for malaria and shingles. Assuming regulatory approval, the first products containing QS-21 Stimulon are anticipated to be launched in 2018, and we are generally entitled to royalties for at least ten years after commercial launch, with some exceptions. In September 2015, we monetized a portion of these royalties to an investors group for up to $115.0 million.  Under the terms of this transaction, the investors have the right to receive royalties earned on sales of the malaria and shingles vaccines to pay down principal and interest. We do not incur clinical development costs for these products of our licensees. For additional information regarding QS-21 Stimulon, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $779.2 million as of December 31, 2015. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through December 31, 2015, we have raised aggregate net proceeds of approximately $839.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible and other notes. In February 2015, we received aggregate proceeds of $60.0 million through our collaboration and stock purchase agreements with Incyte Corporation and issued $9.0 million in new 2015 Subordinated Notes. In May 2015, we received net proceeds of approximately $75.0 million through an underwritten public offering of approximately 12,650,000 shares of our common stock after deducting underwriting discounts and commissions and offering expenses (the "May 2015 Public Offering"). In September 2015, we received net proceeds of approximately $78.0 million from Antigenics’ issuance of limited recourse notes under the Note Purchase Agreement (NPA) with Oberland and the other purchasers.

We also maintain an effective registration statement (the "Shelf Registration Statement"), which originally covered the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. The Shelf Registration was used to complete the May 2015 Public Offering, and as of December 31, 2015, $70.3 million remained available thereunder. The Shelf Registration Statement includes a prospectus covering the offering, issuance and sale of up to ten million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. As of December 31, 2015, we had 10 million shares available for sale under the Sales Agreement.

As of December 31, 2015, we had debt outstanding of $114.1 million in principal. In April 2013, we entered into a Note Purchase Agreement with various investors for senior subordinated notes (the “2013 Notes”) in the aggregate principal amount of $5.0 million due in April 2015.  In February 2015, we exchanged the 2013 Notes for new senior subordinated notes (the "2015 Subordinated Notes") in the aggregate principal amount of $5.0 million with annual interest at 8% and also issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million, such notes are due February 2018.  In addition, we also issued to the holders of the 2015 Subordinated Notes five year warrants to purchase 1.4 million unregistered shares of our common stock at an exercise price of $5.10 per share. In September 2015, we and Antigenics entered into a Note Purchase Agreement with Oberland pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes.  The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

Our cash, cash equivalents, and short-term investments at December 31, 2015 were $171.7 million, an increase of $131.4 million from December 31, 2014, principally as a result of (i) our collaboration and stock purchase agreements with Incyte which generated aggregate proceeds of $60.0 million, (ii) our 2015 Subordinated Notes which generated an aggregate of $9.0 million of new proceeds, (iii) our May 2015 Public Offering in which we received net proceeds of approximately $75.0 million and (iv) our NPA in which we generated net proceeds of approximately $78.0 million. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $171.7 million as of December 31, 2015 will be sufficient to satisfy our liquidity requirements through the first half of 2017. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $78.0 million over the term of the related activities. Through December 31, 2015, we have expensed $71.3 million as research and development expenses and $65.0 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $6.7 million, all of which have been paid as of December 31, 2015. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the years ended December 31, 2015 and 2014 was $47.2 million and $38.2 million, respectively. We continue to support and develop our QS-21 Stimulon partnering collaborations. If applications for marketing approval of vaccines that are submitted by our licensees are approved, the first products containing QS-21 Stimulon are anticipated to be launched in 2018. We are generally entitled to royalties on sales by our licensees of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into a Note Purchase Agreement and partially monetized the potential royalties we are entitled to receive from GSK. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Under our Collaboration Agreement with Incyte, we are required to share costs with Incyte on a 50:50 basis under the GITR and OX40 programs as well as the two additional undisclosed programs nominated for development during 2015; there is a potential for these costs to be high and the development program budgets for these antibodies to not be in our complete control. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our contractual obligations as of December 31, 2015 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$116,597	$1,322	$15,275	$—	$100,000
Operating leases (2)	23,281	3,315	6,467	5,605	7,894
Total (3)	$139,878	$4,637	$21,742	$5,605	$107,894

(1)

Includes fixed interest payments. Under the terms of the NPA, interest accrues as 13.5%, compounded quarterly and may vary based on the timing of the royalty stream under our contract with GSK and therefore the table above excludes such interest which was approximately $4.3 million as of December 31, 2015.

(2)	The leases and subleases for our properties expire at various times between 2016 and 2025.
(3)

Excluded from our contractual obligations table is our required contributions of $147,000 in 2016 to our multiple employer benefit plan; our required contributions for the years beyond 2016 to our multiple employer benefit plan are unknown at this time and cannot be reasonably estimated.

Off-Balance Sheet Arrangements

At December 31, 2015, we had no off-balance sheet arrangements.

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

Share-Based Compensation

In accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, we recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those share-based awards expected to vest. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Share-based awards granted to certain non-employees have been accounted for based on the fair value method of accounting in accordance with ASC 505-50, Equity- Equity-Based Payments to Non-Employees. As a result, the non-cash charge to operations for non-employee awards with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Under the provisions of ASC 505-50, the change in fair value of vested awards issued to non-employees is reflected in the statement of operations each reporting period, until the options are exercised or expire.

Determining the appropriate fair value model and calculating the fair value of share-based awards requires the use of highly subjective assumptions, including the expected life of the share-based awards and stock price volatility. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. For performance condition awards, we estimate the probability that the performance condition will be met. In addition, if our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Note 11 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a further discussion on share-based compensation.

Revenue Recognition

Revenue recognized from collaborative agreements is based upon the provisions of ASC 605-25, Revenue Recognition—Multiple Element Arrangements, as amended by Accounting Standards Update 2009-13. License fees and royalties are recognized as they are earned.  Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned.  Revenue for services under research and development contracts are recognized as the services are performed, or as clinical trial materials are provided.

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

We measured our contingent royalty obligation and currently measure our contingent purchase price considerations at fair value in accordance with ASC 825, Financial Instruments. The fair value of our contingent royalty obligation and contingent purchase price considerations are based on significant inputs not observable in the market, which require them to be reported as a Level 3 liability within the fair value hierarchy. The valuation of these liabilities uses assumptions we believe would be made by a market participant. In particular, the valuation analysis for the contingent royalty obligation used the income approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset was the potential royalty income to be paid to us as a result of certain license agreements for QS-21 Stimulon and the potential net sales generated from HerpV. The fair value of the contingent royalty obligation was estimated by applying a risk adjusted discount rate to the probability adjusted royalty revenue stream based on expected approval dates. These fair value estimates are most sensitive to changes in the probability of regulatory approvals. The discounted cash flow method of the income approach was chosen as the method best suited to valuing the contingent royalty obligation.

The fair values of our 4-AB and PhosImmune contingent purchase price considerations are based on estimates from a Monte Carlo simulation of our market capitalization and share price, respectively. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.

Business Combinations

In February 2014 and December 2015, we acquired all of the outstanding capital stock of 4-AB and PhosImmune, respectively in business combination transactions. In December 2015, we also acquired an antibody manufacturing pilot facility from XOMA Corporation which under the applicable accounting guidance is being accounted for as a business combination.  The acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, we may be required to value assets at fair value measures that do not reflect our intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. In the event the value of the net assets acquired exceeds the purchase price consideration, then a bargain purchase has occurred. The resulting bargain purchase on the transaction will be recognized as a gain in the period in which the acquisition was executed. The operating results of the acquired businesses are reflected in our consolidated financial statements after the date of the merger or acquisition. If we determine the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded. The fair values of intangible assets, including acquired in-process research and development (“IPR&D”), are determined utilizing information available near the merger or acquisition date based on expectations and assumptions that are deemed reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as asset lives, can materially affect the Company’s results of operations.

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

We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. When performing our impairment assessment, we have the option to first assess qualitative factors to determine whether it is necessary to recalculate the fair value of our acquired IPR&D. If we elect this option and believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our acquired IPR&D is less than its carrying amount, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. Alternatively, we may elect to bypass the qualitative assessment and immediately recalculate the fair value of our acquired IPR&D.

Goodwill

Goodwill was $22.8 million at December 31, 2015. Goodwill is tested at least annually for impairment on a reporting unit basis. We have concluded that we consist of a single operating segment and one reporting unit. We assess goodwill for impairment by performing a quantitative analysis to determine whether the fair value of our single reporting unit exceeds its carrying value. We perform our annual impairment test as of October 31 of each year and the first step of our impairment analysis compares the fair value to our net book value to determine if there is an indicator of impairment. Fair value is based on the quoted market price of our common stock to derive the market capitalization as of the date of the impairment test.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs, as this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted.  We adopted ASU 2015-03 with the interim period ended September 30, 2015. During the year ended December 31, 2015, in connection with the execution of the NPA as described in Note 16, the Company incurred approximately $1.5 million in debt issuance costs that are classified as a reduction to long-term debt in our consolidated balance sheet. No debt issuance costs required retrospective application as the result of the adoption of ASU 2015-03. The amortization of the debt issuance costs for the year ended December 31, 2015 was not material.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”).  ASU 2015-17 requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. We early adopted ASU 2015-17 for the year ended December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-2”) which supersedes Topic 840, Leases. ASU2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiary and are denominated in local currency. Approximately 4% and 32% of our cash used in operations for the years ended December 31, 2015 and 2014, respectively, was from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro and Swiss Franc, in large part due to our wholly-owned subsidiary, 4-AB, a company with operations in Switzerland and Germany. During the year ended December 31, 2015, there has been no material change with respect to our approach toward those exposures.

We had cash, cash equivalents and short-term investments at December 31, 2015 of $171.7 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury Securities, our carrying value approximates the fair value of these investments at December 31, 2015, however, we are subject to investment risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agenus Inc.:

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agenus Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agenus Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 15, 2016

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$136,702,873	$25,714,519
Short-term investments	34,964,730	14,509,570
Inventories	88,200	95,700
Accounts Receivable	9,800,342	463,007
Prepaid expenses	1,956,941	1,247,548
Other current assets	582,280	639,957
Total current assets	184,095,366	42,670,301
Property, plant and equipment, net of accumulated amortization and depreciation of $29,488,793 and $28,369,982 at December 31, 2015 and 2014, respectively	15,310,623	5,996,687
Goodwill	22,792,778	17,869,023
Acquired intangible assets, net of accumulated amortization of $987,394 and $462,248 at December 31, 2015 and 2014, respectively	18,759,662	6,773,722
Other long-term assets	1,270,055	1,216,795
Total assets	$242,228,484	$74,526,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$146,061	$1,257,178
Current portion, deferred revenue	3,829,371	184,421
Accounts payable	4,488,561	1,710,946
Accrued liabilities	14,165,816	5,501,527
Other current liabilities	6,304,281	575,351
Total current liabilities	28,934,090	9,229,423
Long-term debt	114,326,489	4,769,359
Deferred revenue	15,065,754	3,009,568
Contingent royalty obligation	—	15,279,000
Contingent purchase price consideration	5,608,000	16,420,300
Other long-term liabilities	7,566,601	2,800,491
Commitments and contingencies (Notes 15 and 18)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2015 and 2014; liquidation value of $32,215,432 at December 31, 2015	316	316
Common stock, par value $0.01 per share; 140,000,000 shares authorized; 86,390,697 shares and 62,720,065 shares issued at December 31, 2015 and 2014, respectively	863,907	627,201
Additional paid-in capital	851,103,934	715,667,633
Accumulated other comprehensive loss	(2,053,143)	(1,970,420)
Accumulated deficit	(779,187,464)	(691,306,343)
Total stockholders’ equity	70,727,550	23,018,387
Total liabilities and stockholders’ equity	$242,228,484	$74,526,528

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Revenue:
Grant revenue	$24,118	$504,228	$—
Service revenue	—	—	1,417,864
Research and development	24,792,907	6,473,227	1,627,343
Total revenues	24,817,025	6,977,455	3,045,207
Operating expenses:
Cost of service revenue	—	—	(536,118)
Research and development	(70,444,259)	(22,349,327)	(13,005,366)
General and administrative	(28,370,001)	(21,249,710)	(14,483,835)
Contingent purchase price consideration fair value adjustment	(6,703,700)	(6,699,300)	—
Operating loss	(80,700,936)	(43,320,882)	(24,980,112)
Other (expense) income:
Non-operating (expense) income	(5,968,170)	2,096,334	(2,672,759)
Interest expense, net	(6,599,083)	(1,261,626)	(2,419,798)
Loss before taxes	(93,268,188)	(42,486,174)	(30,072,669)
Income tax benefit	5,387,067	—	—
Net loss	(87,881,121)	(42,486,174)	(30,072,669)
Dividends on Series A-1 convertible preferred stock	(202,960)	(203,832)	(3,159,782)
Net loss attributable to common stockholders	$(88,084,081)	$(42,690,006)	$(33,232,451)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(1.13)	$(0.71)	$(1.12)
Weighted average number of common shares outstanding:
Basic and diluted	78,212,094	59,753,552	29,765,547
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$164,150	$(1,778,184)	$—
Unrealized (loss) gain on investments	(1,690)	1,764	—
Pension liability	(245,183)	(194,000)	—
Other comprehensive loss	(82,723)	(1,970,420)	—
Comprehensive loss	$(88,166,804)	$(44,660,426)	$(33,232,451)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2015, 2014, and 2013

	Series A		Series A-1		Series B2
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2012	31,620	$316	—	$—	3,105	$31	24,645,112	$246,451	$595,917,080	43,490	$(324,792)	$—	$(619,019,367)	$5,580,124	$(17,600,157)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(30,072,669)	—	(30,072,669)
Shares sold at the market	—	—	—	—	—	—	4,831,132	48,312	16,942,004	—	—	—	—	—	16,990,316
Common stock issued to preferred shareholder	(31,620)	(316)	31,620	316	—	—	666,666	6,667	(6,667)	—	—	—	—	—	—
Extinguishment of debt	—	—	—	—	—	—	2,500,000	25,000	17,971,813	—	—	—	—	(5,580,124)	12,416,689
Shares sold in registered direct offering	—	—	—	—	—	—	3,333,333	33,333	9,439,161	—	—	—	—	—	9,472,494
Share-based compensation	—	—	—	—	—	—			4,054,561	—	—	—	—	—	4,054,561
Reclassification of liability classified option grants	—	—	—	—	—	—	—	—	(4,347)	—	—	—	—	—	(4,347)
Vesting of nonvested shares	—	—	—	—	—	—	339,800	3,398	(3,398)	—	—	—	—	—	—
Shares issued to CEO in lieu of cash compensation	—	—	—	—	—	—	43,887	439	157,961	—	—	—	—	—	158,400
Exercise of stock options	—	—	—	—	—	—	4,503	45	15,085	—	—	—	—	—	15,130
Employee share purchases	—	—	—	—	—	—	26,758	267	88,613	—	—	—	—	—	88,880
Balance at December 31, 2013	—	$—	31,620	$316	3,105	$31	36,391,191	$363,912	$644,571,866	43,490	$(324,792)	$—	$(649,092,036)	$—	$(4,480,703)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2015, 2014, and 2013

	Series A		Series A-1		Series B2
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,486,174)	—	(42,486,174)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1,970,420)	—	—	(1,970,420)
Shares sold at the market	—	—	—	—	—	—	215,489	2,155	598,504	—	—	—	—	—	600,659
Shares sold in registered direct offering	—	—	—	—	—	—	22,236,000	222,360	55,969,233	—	—	—	—	—	56,191,593
Share-based compensation	—	—	—	—	—	—	—		4,604,713	—	—	—	—	—	4,604,713
Reclassification of liability classified option grants	—	—	—	—	—	—	—	—	(487,227)	—	—	—	—	—	(487,227)
Vesting of nonvested shares	—	—	—	—	—	—	48,239	483	(483)	—	—	—	—	—	—
Issuance of stock for 4AB acquisition	—	—	—	—	—	—	3,334,079	33,341	10,068,918	—	—	—	—	—	10,102,259
Shares issued to CEO in lieu of cash compensation	—	—	—	—	—	—	25,989	260	78,940	—	—	—	—	—	79,200
Shares issued for acquisition liability	—	—	—	—	—	—	35,124	351	119,423	—	—	—	—	—	119,774
Retirement of treasury shares	—	—	—	—	—	—	(43,490)	(435)	(596,224)	(43,490)	324,792	—	271,867	—	—
Retirement of preferred shares	—	—	—	—	(3,105)	(31)	—	—	31	—	—	—	—	—	—
Shares issued to settle convertible notes	—	—	—	—	—	—	383,038	3,830	949,935	—	—	—	—	—	953,765
Exercise of stock options	—	—	—	—	—	—	48,381	484	144,830	—	—	—	—	—	145,314
Employee share purchases	—	—	—	—	—	—	46,025	460	106,137	—	—	—	—	—	106,597
Dividends on series A convertible preferred stock ($14.58 per share)	—	—	—	—	—	—	—	—	(460,963)	—	—	—	—	—	(460,963)
Balance at December 31, 2014	—	$—	31,620	$316	—	$—	62,720,065	$627,201	$715,667,633	—	$—	$(1,970,420)	$(691,306,343)	$—	$23,018,387

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2015, 2014, and 2013

	Series A		Series A-1		Series B2
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Net loss													(87,881,121)	—	(87,881,121)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(82,723)	—		(82,723)
Shares sold in underwritten public offering	—	—	—	—	—	—	12,650,000	126,500	74,543,480	—	—	—	—	—	74,669,980
Share-based compensation	—	—	—	—	—	—	—	—	8,098,650	—	—	—	—	—	8,098,650
Reclassification of liability classified option grants	—	—	—	—	—	—	—	—	(495,742)	—	—	—	—	—	(495,742)
Vesting of nonvested shares	—	—	—	—	—	—	35,332	353	(353)	—	—	—	—	—	—
Issuance of stock for acquisition of SECANT yeast display technology	—	—	—	—	—	—	574,140	5,741	2,994,259	—	—	—	—	—	3,000,000
Shares sold under Stock Purchase Agreement	—	—	—	—	—	—	7,763,968	77,640	34,922,361	—	—	—	—	—	35,000,001
Issuance of shares related to milestone achievement	—	—	—	—	—	—	80,493	805	343,736	—	—	—	—	—	344,541
Issuance of warrants			—	—	—	—	—	—	3,038,438						3,038,438
Issuance of stock in connection with XOMA antibody manufacturing facility acquisition	—	—	—	—	—	—	109,211	1,092	498,908	—	—	—	—	—	500,000
Issuance of stock in connection with PhosImmune acquisition	—	—	—	—	—	—	1,631,521	16,315	7,383,685	—	—	—	—	—	7,400,000
Issuance of stock for settlement of contingent royalty obligation	—	—	—	—	—	—	300,000	3,000	2,139,000	—	—	—	—	—	2,142,000
Exercise of stock options	—	—	—	—	—	—	462,428	4,624	1,762,237	—	—	—	—	—	1,766,861
Employee share purchases	—	—	—	—	—	—	63,539	636	207,642	—	—	—	—		208,278
Balance at December 31, 2015	—	$—	31,620	$316	—	$—	86,390,697	$863,907	$851,103,934	—	$—	$(2,053,143)	$(779,187,464)	$—	$70,727,550

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(87,881,121)	$(42,486,174)	$(30,072,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,957,591	1,583,960	586,343
Share-based compensation	7,438,308	4,672,256	4,127,786
Non-cash interest expense	5,626,918	619,846	1,820,787
Loss on disposal of assets	—	4,583	59,110
Change in fair value of contingent obligations	13,567,000	3,579,159	—
In-process research and development purchase	12,245,231	—	—
Loss on extinguishment of debt	154,117	—	3,322,657
Bargain purchase	(1,522,377)	—	—
Deferred tax benefit	(5,387,067)	—	—
Gain on sale of investment	—	—	(355,500)
Change in fair value of assumed convertible notes	—	(201,092)	—
Change in fair value of derivative liability	—	—	(291,517)
Changes in operating assets and liabilities:
Accounts receivable	(9,331,622)	1,200	551,134
Inventories	7,500	(95,700)	16,022
Prepaid expenses	(703,424)	(254,045)	(112,505)
Accounts payable	2,668,064	(45,902)	189,638
Deferred revenue	15,957,820	(3,610,811)	(1,474,171)
Accrued liabilities and other current liabilities	9,565,639	(1,316,169)	1,916,467
Other operating assets and liabilities	(11,538,019)	(685,696)	183,473
Net cash used in operating activities	(47,175,441)	(38,234,585)	(19,532,945)
Cash flows from investing activities:
Cash paid for acquisitions	(7,182,069)	—	—
Cash acquired in acquisition	—	514,470	—
Purchases of plant and equipment	(3,591,335)	(2,819,764)	(813,520)
Purchases of available-for-sale securities	(34,993,100)	(14,507,806)
Proceeds from sale of available-for-sale securities	14,534,486		450,000
Net cash used in investing activities	(31,232,018)	(16,813,100)	(363,520)
Cash flows from financing activities:
Net proceeds from sale of equity	109,669,980	56,792,252	26,462,810
Proceeds from employee stock purchases and option exercises	1,975,139	251,911	104,010
Financing of plant and equipment	—	(39,156)	(53,297)
Proceeds from issuance of long-term debt	109,000,000	—	10,000,000
Debt issuance costs	(1,774,323)	—	(177,802)
Payments of debt	(1,111,111)	(3,333,334)	(555,556)
Payment of contingent purchase price consideration	(8,180,000)	—	—
Payment of preferred stock dividends	—	(460,963)	—
Payment of contingent royalty obligation	(20,000,000)	(400,000)	—
Payments of convertible notes	—	—	(10,000,000)
Net cash provided by financing activities	189,579,685	52,810,710	25,780,165
Effect of exchange rate changes on cash	(183,873)	599,525	—
Net increase in cash and cash equivalents	110,988,354	(1,637,450)	5,883,700
Cash and cash equivalents, beginning of period	25,714,519	27,351,969	21,468,269
Cash and cash equivalents, end of period	$136,702,873	$25,714,519	$27,351,969
Supplemental cash flow information:
Cash paid for interest	$1,053,447	$675,391	$579,650
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$105,245	$—	$—

	2015	2014	2013
Issuance of common stock, $0.01 par value, issued in connection with the settlement of the contingent royalty obligation	2,142,000	—	—
Issuance of common stock, $0.01 par value, in connection with acquisition of PhosImmune	7,400,000
Issuance of common stock, $0.01 par value, in connection with the acquisition the XOMA antibody manufacturing facility	500,000	—	—
Issuance of common stock, $0.01 par value, in connection with the acquisition of the SECANT yeast display technology	3,000,000
Issuance of common stock, $0.01 par value, in connection with the acquisition of 4-Antibody AG	—	10,102,259	—
Issuance of common stock, $.01 par value, in connection with payment of the contingent purchase price obligation	344,541	—	—
Contingent purchase price consideration in connection with the acquisition of PhosImmune	2,484,000	—	—
Contingent purchase price consideration in connection with the acquisition of 4-Antibody AG	—	9,721,000	—
Deemed dividend on series A convertible preferred stock	—	—	2,906,664
Issuance of common stock, $0.01 par value, as payment of long-term debt including accrued and unpaid interest	—	953,765	11,275,000
Contingent royalty obligation	—	—	19,090,658
Elimination of non-controlling interest	—	—	5,580,124

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immuno-oncology company focused on the discovery and development of revolutionary new treatments that engage the body’s immune system to benefit patients suffering from cancer. We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our checkpoint modulator, or CPM, programs;
•	our vaccine programs, including Prophage™ and AutoSynVax™; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.

We have a portfolio of programs in pre-clinical and clinical stages, including a series of CPMs in early stage development and investigational new drug (IND)-enabling studies, our Prophage vaccine, a Phase 3 ready Heat Shock Protein (HSP)-based autologous vaccine for a form of brain cancer and a number of advanced QS-21 Stimulon-containing vaccine candidates in late stage development by our licensee.

Our core technologies include our antibody discovery platforms that are designed to effectively discover and produce quality human antibodies against antigens of interest. We and our partners currently have pre-clinical and clinical programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1, CEACAM1 and other undisclosed targets. We have completed the following Phase 2 trials for HSP-based vaccines for cancer and infectious disease: (1) Prophage autologous HSP-based vaccine in newly diagnosed glioblastoma multiforme (GBM) and (2) HerpV recombinant HSP70-synthetic peptide vaccine for the treatment of herpes simplex virus 2 (HSV2) infection. Our QS-21 Stimulon adjuvant platform is extensively partnered with GlaxoSmithKline (GSK).

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

We have incurred significant losses since our inception. As of December 31, 2015, we had an accumulated deficit of $779.2 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible and other notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash, cash equivalents and short-term investments balance of $171.7 million as of December 31, 2015 will be sufficient to satisfy our liquidity requirements through the first half of 2017. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are pre-clinical and because further development of our Prophage vaccines are dependent on successful partnering or funding efforts, among other factors, we are unable to reliably estimate the cost of completing research and development programs, the timing of bringing such programs to various markets, or substantial partnering or out-licensing arrangements, and, therefore, are unable to determine when, if ever, material cash inflows from operating activities are likely to commence. We will continue to adjust our spending as needed in order to preserve liquidity.

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

(b) Segment Information

We are managed and operated as one business segment. The entire business is managed by a single executive operating committee that reports to the chief executive officer. We do not operate separate lines of business with respect to any of our product candidates or geographic locations. Accordingly, we do not prepare discrete financial information with respect to separate product areas or by location and do not have separately reportable segments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting.

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

(d) Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds and U.S. Treasury Bills.

(e) Investments

We classify investments in marketable securities at the time of purchase. At December 31, 2015, all marketable securities are classified as available for sale and as such, the investments are recorded at fair value. Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method. At December 31, 2015, our investments consisted of institutional money market funds and U.S. Treasury Bills.

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

(g) Inventories

Inventories are stated at the lower of cost or market. Cost has been determined using standard costs that approximate the first-in, first-out method. Inventory as of December 31, 2015 consisted solely of finished goods.

(h) Accounts Receivable

Accounts receivable are primarily amounts due from our collaboration partner as a result of research and development services provided and reimbursements under co-funded research and development programs. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2015 and 2014, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(i) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $1.4 million, $1.1 million, and $586,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

(j) Fair Value of Financial Instruments

The estimated fair values of all of our financial instruments, excluding debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $114.1 million and $6.3 million at December 31, 2015 and 2014, respectively.

(k) Revenue Recognition

Revenue for services under research and development contracts are recognized as the services are performed, or as clinical trial materials are provided. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned. License fees and royalties are recognized as they are earned. Grant revenue is recognized when the related expense is recorded. Revenue recognized from collaborative agreements is based upon the provisions of ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, as amended by Accounting Standards Update (“ASU”) 2009-13. For the year ended December 31, 2015, 95% of our revenue was earned from one collaboration partner. For the years ended December 31, 2014, and 2013, 48%, and 44%, respectively, of our revenue was earned from one research partner. In addition 47%, of our revenue for the year ended December 31, 2013, was earned from one service customer. The revenues from the service customer did not continue past 2013.

(l) Foreign Currency Transactions

Gains and losses from our foreign currency based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other (expense) income. We do not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. We recorded foreign currency losses of $866,000, $773,000, and $9,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

(m) Research and Development

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

(n) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. Share-based compensation expense is recognized based on the estimated grant date fair value, and is recognized net of an estimated forfeiture rate such that we recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. The non-cash charge to operations for non-employee awards with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Under the provisions of ASC 505-50, the change in fair value of vested options issued to non-employees is reflected in the statement of operations each reporting period, until the options are exercised or expire. See Note 11 for a further discussion on share-based compensation.

(o) Income Taxes

Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such items are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. Deferred tax assets are recognized when they are more likely than not expected to be realized.

(p) Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2015, 2014, and 2013, as they would be anti-dilutive:

	Year Ended
	2015	2014	2013
Warrants	4,351,450	2,951,450	3,280,396
Stock options	8,345,835	6,525,724	4,163,100
Nonvested shares	1,730,604	78,828	147,274
Convertible preferred stock	333,333	333,333	333,333

(q) Goodwill

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

(r) In-process Research and Development

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction.

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

(s) Accounting for Asset Retirement Obligations

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

(t) Long-lived Assets

If required based on certain events and circumstances, recoverability of assets to be held and used, other than goodwill and intangible assets not being amortized, is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Authoritative guidance requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(u) Recent Accounting Pronouncements

In May 2014, the FASB ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs, as this new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This guidance is effective for annual reporting beginning after December 15, 2015, including interim periods within the year of adoption, and calls for retrospective application, with early application permitted. We adopted ASU 2015-03 with the interim period ended September 30, 2015. During the quarter ended September 30, 2015, in connection with the execution of the Note Purchase Agreement as described in Note 16, the Company incurred approximately $1.5 million in debt issuance costs that are classified as a reduction to long-term debt in our consolidated balance sheet. No debt issuance costs required retrospective application as the result of the adoption of ASU 2015-03. The amortization of the debt issuance costs for the three and year ended December 31, 2015 was not material.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”). ASU 2015-17 requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted.  We early adopted ASU 2015-17 for the year ended December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-2”) which supersedes Topic 840, Leases. ASU2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

(3) Business Acquisitions

4-Antibody

On January 10, 2014, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) providing for our acquisition of all of the outstanding capital stock of 4-Antibody AG (“4-AB”), from the shareholders of 4-AB (the “4-AB Shareholders”). The transaction closed on February 12, 2014 (the “Closing Date”). In exchange for their shares, the 4-AB Shareholders received an aggregate of 3,334,079 shares of our common stock paid upon closing and valued at $10.1 million. Contingent milestone payments of up to $40.0 million (the “contingent purchase price consideration”), payable in cash or shares of our common stock at our option, are due to the 4-AB Shareholders as follows: (i) $20.0 million upon our market capitalization exceeding $300.0 million for 10 consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date (b) the sale of the 4-AB or (c) the sale of Agenus; (ii) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB, or (c) the sale of Agenus, and (iii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB, or (c) the sale of Agenus. We assigned an acquisition date fair value of $9.7 million to the contingent purchase price consideration. During January 2015, the first milestone noted above was achieved. This acquisition provided us with the Retrocyte Display technology platform for the rapid discovery and optimization of fully-human and humanized monoclonal antibodies against a wide array of molecular targets and a portfolio of CPM antibodies.

The acquisition of 4-AB was accounted for under the acquisition method of accounting. The purchase price of approximately $19.8 million has been allocated to the tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the purchase price of the 4-AB acquisition, the identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets Acquired:
Cash	$514
Other current assets	600
Plant and equipment	1,340
In-process research and development	2,100
Patented technology	5,700
Other finite-lived intangible asset	190
Goodwill	16,891
Total assets	$27,335
Liabilities Assumed:
Accounts Payable	649
Other current liabilities	2,889
Convertible notes	1,142
Deferred revenue	1,890
Deferred tax liability	420
Other long-term liabilities	522
Total liabilities	7,512
Total purchase price	$19,823

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

PhosImmune Inc.

On December 23, 2015 (the “PhosImmune Closing Date”), we entered into a Purchase Agreement with PhosImmune Inc., a privately-held Virginia corporation (“PhosImmune”), the securityholders of PhosImmune (the “PhosImmune Securityholders”) and Fanelli Haag PLLC, as representative of the PhosImmune Securityholders providing for the acquisition of all outstanding securities of PhosImmune.  On the PhosImmune Closing Date, in exchange for their shares, the PhosImmune Securityholders received $2.5 million in cash and an aggregate of 1,631,521 of our common stock paid upon closing and valued at $7.4 million. Contingent milestone payments up to $35.0 million payable in cash and/or stock at our option are due as follows: (i) $5.0 million upon the closing trading price of our common stock equals or exceeds $8.00 for 60 consecutive trading days prior to the earlier of (a) the fifth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus; (ii) $15.0 million if the closing trading price of our common stock equals or exceeds $13.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus; and (iii) $15.0 million if the closing trading price of our common stock equals or exceeds $19.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus. We assigned an acquisition date fair value of $2.5 million to the contingent purchase price consideration. This acquisition expands our immuno-oncology pipeline and strengthens our neoantigen capabilities to enable the development of best-in-class cancer vaccines and other novel therapies.

The acquisition of PhosImmune was accounted for under the acquisition method of accounting. The purchase price of approximately $12.4 million has been allocated to the intangible assets acquired; no liabilities were assumed in the transaction.

The following table summarizes the purchase price of the PhosImmune acquisition and the identified assets acquired at the acquisition date (in thousands):

Assets Acquired:
Non-compete agreements	$196
Patented and unpatented technology	11,888
Goodwill	4,936
Total assets	$17,020
Deferred Tax Liability	4,636
Total purchase price	$12,384

The fair value of the non-compete agreements and patented and unpatented technology was determined using the income approach and the relief from royalty rate method, respectively, using significant inputs, including a 16.9% discount rate, that are not observable.

Antibody Manufacturing Facility

On November 5, 2015, we entered into Asset Purchase Agreement (the “Asset Purchase Agreement”) providing for our acquisition of an antibody manufacturing pilot plant and related capabilities from XOMA Corporation (“XOMA”).  The transaction closed on December 31, 2015 (the “XOMA Closing Date”).  As consideration for the purchased assets, we paid XOMA $4.7 million in cash and issued XOMA 109,211 shares of our common stock valued at $500,000. XOMA is entitled to receive an additional 109,211 shares of our common stock subject to the satisfaction of conditions set forth in the Asset Purchase Agreement.  We do not believe it is probable that XOMA will satisfy these conditions and therefore have not ascribed a value to the contingent consideration. The transaction with XOMA provides us with an antibody pilot manufacturing facility enabling the production and manufacture of CPM antibodies under our programs and those of our collaborations.

The acquisition of antibody manufacturing pilot plant and related capabilities was accounted for under the acquisition method of accounting as the acquired assets can be operated as set of integrated assets. The purchase price of approximately $5.2 million has been allocated to the tangible and intangible assets acquired; no liabilities were assumed in the transaction.

The following table summarizes the purchase price of the acquisition and the identified assets acquired at the acquisition date (in thousands):

Total purchase price	$5,182
Assets Acquired:
Property, plant and equipment	7,212
Patented technology	250
Favorable Lease	200
Total assets acquired	$7,662
Deferred tax liability	958
Bargain purchase gain	$(1,522)

The fair value of the property, plant and equipment acquired was valued using the indirect and direct cost new methodologies.

In accordance with the guidance of ASC 805 Business Combinations, when the fair value of the assets acquired exceed the total purchase consideration, a bargain purchase has occurred and the resulting gain is to be recognized in earning as of the date of the transaction. In July 2015, XOMA experienced a set-back in a late-stage clinical trial and as a result of the setback, began the immediate divestiture of their antibody body production capabilities at values less than the prevailing market rates for the assets. For the year ended December 31, 2015, we recorded the gain of approximately $1.5 million on the acquisition of the antibody manufacturing pilot facility and related capabilities in non-operating (expense) income in our consolidated statements of operations and comprehensive loss.

(4) Asset Purchase Agreements

Celexion, LLC

On April 7, 2015 (the “Celexion Closing Date”), we entered into an Asset Purchase Agreement (the “Celexion Purchase Agreement”) with Celexion, LLC (“Celexion”) and each of the members of Celexion, pursuant to which, we acquired Celexion’s SECANT yeast display antibody discovery platform, its full-length IgG antibody library, its technology for the discovery of molecules targeting cell membrane-associated antigens, and certain other related intellectual property assets (collectively, the “Purchased Assets”). As consideration for the Purchased Assets, on the Celexion Closing Date we paid Celexion $1.0 million in cash and issued Celexion 574,140 shares of our common stock valued at approximately $5.23 per share. As additional consideration for the Purchased Assets, we agreed under the Celexion Purchase Agreement to pay to Celexion (i) $1.0 million in cash payable on each of the 9-month and 18-month anniversaries of the Celexion Closing Date and (ii) $4.0 million on each of the 12-month and 24-month anniversaries of the Celexion Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. If we elect to pay any of the additional consideration in shares of our common stock, such shares will be issued at a price per share equal to the simple average of the daily closing volume weighted average price over the 20 trading days preceding the date of issuance. We agreed to file one or more registration statements under the Securities Act to cover the resale of all shares issued as consideration under the Celexion Purchase Agreement.  In May 2015, we filed a registration statement covering the resale of the 574,140 shares issued to Celexion on the Celexion Closing Date, and the SEC declared the registration statement effective in June 2015. This transaction was accounted for as an asset acquisition in accordance with ASC 805 Business Combinations. In accordance with ASC 730 Research and Development, the purchase price of approximately $13.2 million was recorded as research and development expense in our consolidated statement of operations and comprehensive loss for the year December 31, 2015 as the IPR&D was deemed to have no future alternative use.

(5) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2015 (in thousands):

Balance, December 31, 2014	$17,869
PhosImmune acquisition (Note 3)	4,936
Other	(12)
Balance, December 31, 2015	$22,793

Acquired intangible assets consisted of the following at December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,472	$(542)	$15,931
Trademarks	4.5 years	812	(339)	473
Other	2-6 years	567	(107)	460
In-process research and development	Indefinite	1,896	—	1,896
Total		$19,747	$(987)	$18,760

	As of December 31, 2014
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	15 years	$4,348	$(254)	$4,094
Trademarks	4.5 years	815	(158)	657
Other	3 years	172	(50)	122
In-process research and development	Indefinite	1,901	—	1,901
Total		$7,236	$(462)	$6,774

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2015 and 2014 was $525,000 and $462,000 respectively.  No amortization expense was recorded for the year ended December 31, 2013. Amortization expense related to acquired intangibles is estimated at $2.2 million for 2016 and 2017, $2.1 million for 2018, and $1.9 million for each of 2019 and 2020.

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

(6) Investments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$106,370	$106,370	$25,149	$25,149
U.S. Treasury Bills	54,945	54,961	14,508	14,510
Total	$161,315	$161,331	$39,657	$39,659

We received proceeds of approximately $14.5 million and $450,000 from the sale of available-for-sale securities for the years ended December 31, 2015 and 2013, respectively. We did not receive proceeds from maturities of available-for-sale securities for the year ended December 31, 2014. No available-for-sale securities were sold before their maturity in 2015. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as of December 31, 2015 and 2014, and none as of December 31, 2013.

Of the investments listed above, $126.4 million and $25.1 million have been classified as cash equivalents on our consolidated balance sheet as of December 31, 2015 and 2014, respectively. Approximately $35.0 million and $14.5 million were classified as short-term investments as of December 31, 2015 and 2014, respectively.

(7) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014	Estimated Depreciable Lives
Land	$2,230	$—	Indefinite
Building and building improvements	2,900	—	35 years
Furniture, Fixtures, and other	2,168	1,930	3 to 10 years
Laboratory and manufacturing equipment	12,241	7,917	4 to 10 years
Leasehold improvements	18,938	18,455	2 to 12 years
Software and computer equipment	6,323	6,065	3 years
	44,800	34,367
Less accumulated depreciation and amortization	(29,489)	(28,370)
Total	$15,311	$5,997

(8) Income Taxes

We are subject to taxation in the U.S. and various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2012 through 2015. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2011 and prior. However, net operating losses from the tax year 2011 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2015, we had available net operating loss carryforwards of $630.4 million and $128.7 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, and expire between 2018 and 2035. At December 31, 2015, the Company had additional federal and state net operating loss carryforwards of $0.5 million related to excess stock based compensation tax benefits for which the benefit will be recorded to additional paid-in capital when recognized.  Our ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $10.2 million and $14.0 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2018 and 2035 and 2017 and 2030, respectively. We also have foreign income tax net operating loss carryforwards of approximately $41.1 million which are available to offset future foreign taxable income, if any, and expire between 2016 and 2022.  The potential impacts of such provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are presented below (in thousands).

	2015	2014
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$221,139	$192,223
Foreign net operating loss carryforwards	8,412	10,153
Research and development tax credits	19,475	14,393
Share-based compensation	10,339	8,327
Contingent obligations	—	3,370
Other	7,123	6,732
Total deferred tax assets	266,488	235,198
Less: valuation allowance	(260,057)	(234,149)
Net deferred tax assets	6,431	1,049
Deferred tax liabilities	(7,093)	(1,471)
Net deferred tax liability	$(662)	$(422)

In assessing the realizablility of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $25.9 million and $21.6 million during the years ended December 31, 2015 and 2014, respectively. The net operating loss includes amounts pertaining to tax deductions relating to stock exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital.

Income tax benefit was $5.4 million for the year ended December 31, 2015 and nil for each of the years ended December 31, 2014 and 2013, respectively. The income tax benefit of $5.4 million for the year ended December 31, 2015 was entirely related to a deferred tax benefit recognized as a result of deferred tax liabilities recorded in connection with our acquisitions of PhosImmune and certain assets from XOMA. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands).

	2015	2014	2013
Computed “expected” Federal tax benefit	$(31,669)	$(14,445)	$(10,225)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	25,908	14,043	9,561
Increase due to uncertain tax positions	203	117	102
State and local income benefit, net of Federal income tax benefit	(3,869)	(642)	(1,359)
Net operating loss expirations	—	996	1,778
Foreign rate differential	(314)	726	—
Other, net	4,354	(795)	143
Income tax benefit	$(5,387)	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance, December 31, 2014	$5,778
Increase related to current year provision	203
Decrease related to previously recognized positions	(500)
Balance, December 31, 2015	$5,481

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(9) Accrued and Other Current Liabilities

Accrued liabilities consist of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Payroll	$4,600	$3,134
Professional fees	3,343	1,438
Contract Manufacturing Costs	3,886	—
Other	2,336	930
Total	$14,166	$5,502

Other current liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Current portion of deferred purchase price (Note 4)	$5,906	$—
Other	398	575
Total	$6,304	$575

(10) Equity

Effective April 24, 2014, our certificate of incorporation was amended to increase the authorized number of shares of our common stock from 70,000,000 to 140,000,000.

In a private placement in September 2003, we sold 31,620 shares of our series A convertible preferred stock, par value $0.01 per share (“Series A Preferred Stock”) for net proceeds of $31.6 million. In February 2013, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with the holder of our Series A Preferred Stock pursuant to which the holder exchanged all 31,620 of the outstanding shares of our Series A Preferred Stock for an equivalent number of shares of our Series A-1 Preferred Stock to be issued by us. The terms of the Series A-1 Preferred Stock are materially identical to the Series A Preferred Stock, except that the Series A-1 Preferred Stock accrues a 0.63% annual dividend, as compared to a 2.5% annual dividend for the Series A Preferred Stock.  In exchange for this reduction in dividend obligations, we issued to the holder 666,666 shares of our common stock. After giving effect to the transactions contemplated by the Exchange Agreement, no shares of Series A Preferred Stock remain outstanding.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends, on or after September 24, 2013. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $595,000 or $18.82 per share, at December 31, 2015, and dividends in arrears with respect to the Series A Preferred Stock were approximately $392,000, or $12.40 per share, at December 31, 2014.

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

In January 2008, we entered into a private placement agreement (the “January 2008 private placement”) pursuant to which we sold 1,451,450 shares of common stock for $18.00 for each share sold. Investors also received (i) 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $18.00 per unit, contingent upon a triggering event as defined in the January 2008 private placement documents, (a) up to 1,451,450 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 additional shares of common stock. In accordance with the terms of the January 2008 private placement, the 10-year warrants became exercisable for a period of 9.5 years as of July 9, 2008. Our private placement in April 2008 qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008. The unit warrants expired unexercised in January 2010. In February 2008, we filed a registration statement covering the resale of the 1,451,450 shares of common stock issued and the 1,451,450 shares issuable upon the exercise of the 10-year warrants issued in the January 2008 private placement. The Securities and Exchange Commission (the “SEC”) declared the resale registration statement effective on February 14, 2008. In connection with the January 2008 private placement, of the 1,451,450 warrants issued, 284,785 of the warrants were issued to Garo Armen, our CEO.

In April 2008, we entered into a private placement agreement (the “April 2008 private placement”) under which we sold (i) 1,166,666 shares of common stock and (ii) five-year warrants to acquire up to 1,166,666 shares of common stock at an exercise price of $22.50 per share, for $18.00 for each share and warrant sold. The warrants became exercisable for a period of 4.5 years as of October 10, 2008. In April 2008, we filed a registration statement covering the resale of the 1,166,666 shares of common stock issued and the 1,166,666 shares issuable upon the exercise of the related warrants issued in the April 2008 private placement. The SEC declared the resale registration statement effective on May 7, 2008. These warrants expired unexercised in April 2013.

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

During 2012, we terminated our then existing At Market Issuance Sales Agreement (the “Old ATM Program”) and entered into a new At Market Issuance Sales Agreement with MLV & Co. LLC, (“MLV”) as sales agent, under which we may sell from time to time up to five million shares of our common stock (the “2012 ATM Program”). In December 2012, we entered into an Amended and

Restated At Market Sales Issuance Agreement with MLV to increase the number of shares of common stock available for offer and sale under the 2012 ATM Program to an aggregate of ten million shares.

During the years ended December 31, 2014 and 2013, we sold an aggregate of 215,000 and 4.8 million shares of our common stock in at the market offerings under the 2012 ATM Program and received net proceeds of $601,000 and $17.0 million, respectively, after deducting offering costs of approximately $20,000 and $499,000, respectively. These offerings were made under effective shelf registration statements and proceeds from the offerings were used for general corporate purposes.

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

In October 2014, we filed a Registration Statement on Form S-3, declared effective by the SEC on October 23, 2014 (the “2014 Registration Statement”), covering the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. The 2014 Registration Statement included a prospectus covering the offering, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement entered into with MLV on October 10, 2014. On October 10, 2014, we exercised our right under 2012 ATM Program to terminate the 2012 ATM Program upon effectiveness of the 2014 Registration Statement.

On January 9, 2015, in connection with the execution of the Collaboration Agreement, we also entered into the Stock Purchase Agreement (the “Stock Purchase Agreement”) with Incyte Corporation, pursuant to which Incyte purchased approximately 7.76 million shares of our common stock (the “Shares”) in February 2015 for an aggregate purchase price of $35.0 million, or approximately $4.51 per share. Under the Stock Purchase Agreement, Incyte has agreed not to dispose of any of the Shares for a period of 12 months and we agreed to register the Shares for resale under the Securities Act of 1933, as amended (the "Securities Act").

In connection with the January 2015 achievement of the first contingent milestone, pursuant to the 4-AB Share Exchange Agreement, we issued a total of 80,493 shares of our common stock valued at approximately $345,000 as payment of a portion of our obligation.

In May 2015, we issued and sold 12,650,000 shares of our common stock in an underwritten public offering. Net proceeds after deducting offering expenses were approximately $75.0 million.

In September 2015, in accordance with the terms of the Assignment and Termination Agreement detailed in Note 16, we issued 300,000 shares of our common stock to Ingalls valued at $2.1 million.

(11) Share-based Compensation Plans

Our 1999 Equity Incentive Plan, as amended (the “1999 EIP”) authorized awards of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), non-qualified stock options, nonvested (restricted) stock, and unrestricted stock for up to 2.0 million shares of common stock (subject to adjustment for stock splits and similar capital changes and exclusive of options exchanged at the consummation of mergers) to employees and, in the case of non-qualified stock options, nonvested (restricted) stock, and unrestricted stock, to consultants and directors as defined in the 1999 EIP. The plan terminated on November 15, 2009. On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, our 2009 Equity Incentive Plan (the “2009 EIP”). The 2009 EIP, as amended, provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 14.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events). The Board of Directors appointed the Compensation Committee to administer the 1999 EIP and the 2009 EIP. No awards will be granted under the 2009 EIP after June 10, 2019.

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

Our Director’s Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. There are 325,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2015, 48,971 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 227,063 units, each representing a share of our common stock at a weighted average common stock price of $5.68, had been credited to participants’ stock accounts as of December 31, 2015. The compensation charges for this plan were immaterial for all periods presented.

On November 4, 2015, our Board of Directors adopted and approved our 2015 Inducement Equity Plan (the “2015 IEP”) in compliance with and in reliance on NASDAQ Listing Rule 5635(c)(4), which exempts inducement grants from the general requirement of the NASDAQ Listing Rules that equity-based compensation plans and arrangements be approved by stockholders. There are 1,500,000 shares of our common stock reserved for issuance under the 2015 IEP.

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

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2015	2014	2013
Expected volatility	77%	84%	87%
Expected term in years	6	6	6
Risk-free interest rate	1.6%	1.7%	1.5%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,525,724	$4.40
Granted	2,822,944	5.82
Exercised	(462,428)	3.82
Forfeited	(407,032)	3.75
Expired	(133,373)	9.87
Outstanding at December 31, 2015	8,345,835	$4.77	7.44	$5,580,689
Vested or expected to vest at December 31, 2015	7,649,324	$4.80	7.28	$5,065,702
Exercisable at December 31, 2015	4,436,522	$4.97	6.50	$2,998,504

The weighted average grant-date fair values of options granted during the years ended December 31, 2015, 2014, and 2013, was $3.55, $1.87, and $2.42, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2015 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, determined on the dates of exercise, was $1.2 million, $45,000, and $5,000, respectively.

During 2015, 2014, and 2013, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than awards dated February 14, 2014.  In February 2014, our Board of Directors approved awards subject to forfeiture in the event shareholder approval was not obtained to increase the shares available under our 2009 EIP.  This approval was obtained in April 2014. Accordingly, these awards have a grant date of April 2014 with an exercise price as of the date the Board of Director's approved the awards in February 2014.

As of December 31, 2015, there was $7.2 million of total unrecognized compensation cost related to stock options granted to employees and directors expected to be recognized over a weighted average period of 1.8 years.

As of December 31, 2015, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option was known was $619,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for 2015 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	78,828	$3.93
Granted	1,747,789	8.64
Vested	(35,332)	3.97
Forfeited	(60,681)	7.91
Outstanding at December 31, 2015	1,730,604	$8.55

As of December 31, 2015, there was $14.1 million of unrecognized share-based compensation expense related to these nonvested shares which pertained primarily to performance based awards for which, if all milestones are achieved, will be recognized over a period of 3 years. The total intrinsic value of shares vested during the years ended December 31, 2015, 2014, and 2013, was $140,000, $205,000, and $1.6 million, respectively.

Cash received from option exercises and purchases under our 2009 ESPP for the years ended December 31, 2015, 2014, and 2013, was $2.0 million, $252,000, and $104,000, respectively. We issue new shares upon option exercises, purchases under our 2009 ESPP, vesting of nonvested stock, and under the Director’s Deferred Compensation Plan. During the years ended December 31, 2015, 2014, and 2013, 63,539 shares, 46,025 shares, and 26,738 shares, were issued under the 2009 ESPP, respectively. During the years ended December 31, 2015, 2014, and 2013, 35,332 shares, 48,239 shares and 339,800 shares, respectively, were issued as a result of the vesting of nonvested stock.

The impact on our results of operations from share-based compensation for the years ended December 31, 2015, 2014, and 2013, was as follows (in thousands).

	Year Ended
	2015	2014	2013
Research and development	$2,654	$1,272	$1,147
General and administrative	4,784	3,400	2,981
Total share-based compensation expense	$7,438	$4,672	$4,128

(12) License, Research, and Other Agreements

In May 2001, we entered into a license agreement with the University of Connecticut Health Center (“UConn”) which was amended in March 2003 and June 2009.  Through the license agreement, we obtained an exclusive license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires (2024) or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are still required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of 6 months.  The license agreement contains aggregate milestone payments of $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. As of December 31, 2015, we had paid $745,000   to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights, but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.

In March 2003, we entered into an amendment agreement that amended certain provisions of the license agreement with UConn. The amendment agreement granted us a license to additional patent rights. In consideration for execution of the amendment agreement, we agreed to pay UConn an upfront payment and to make future payments for licensed patents or patent applications. Through December 31, 2015, we have paid approximately $100,000 to UConn under the license agreement, as amended.

On December 5, 2014, 4-AB, entered into a license agreement with the Ludwig Institute for Cancer Research Ltd., or Ludwig, which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted 4-AB an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we and 4-AB entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, 4-AB made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates 4-AB to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved.  Under each of these license agreements, we and/or 4-AB will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by 4-AB or us (as applicable) for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions.

In connection with the December 2015 acquisition of PhosImmune, we obtained exclusive rights to a portfolio of patent applications and one issued patent relating to phosphopeptide tumor targets (PTTs) under a patent license agreement with the University of Virginia (UVA). The UVA license gives us exclusive rights to develop and commercialize the PTT technology and an exclusive option to license any further PTT technology arising from ongoing research at UVA until December 2018. Under the license agreement, we will pay low to mid-single digit running royalties on net sales of PTT products, and a modest flat percentage of sublicensing income. In addition, we may be obligated to make milestone payments of up to $2.7 million for each indication of a licensed PTT product to complete clinical trials and achieve certain sales thresholds. If we fail to meet certain diligence milestones, we may also be required to pay penalties in excess of $150,000. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. The UVA license agreement may be terminated as follows: (i) by UVA in connection with our bankruptcy or cessation of business relating to the licensed technology, (ii) by UVA if we commit a material, uncured breach or (iii) by us for our convenience on 180 days written notice.

We have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $78.0 million over the term of the studies. For the years ended December 31, 2015, 2014, and 2013, $19.9 million, $895,000, and $2.7 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third party providers. Through December 31, 2015, we have expensed $71.3 million as research and development expenses and $65.0 million of this estimate has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider.

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

In July 2006, we entered into a license agreement and a supply agreement with GlaxoSmithKline (“GSK”) for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement”, respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”).  In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets. The first right to negotiate will expire after five years. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. We sometimes refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement, the “GSK Agreements”. As of December 31, 2015, we had received $23.3 million of a potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We are generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, with some exceptions. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the milestone payment obligations survive termination or expiration of the GSK Agreements for any reason, and the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

For the years ended December 31, 2014, and 2013, we recognized revenue of $3.3 million, and $1.3 million, respectively, related to payments received under our GSK License and Amended GSK Supply Agreements.  For the year ended December 31, 2015, no revenue was recognized under our GSK License and Amended GSK Supply Agreements. Deferred revenue of $2.5 million related to the GSK Agreements is included in deferred revenue on our consolidated balance sheet as of December 31, 2015.

(13) Collaboration Agreement

Incyte Corporation-

On January 9, 2015 and effective February 19, 2015, we entered into a global license, development and commercialization agreement (the “Collaboration Agreement”) with Incyte Corporation pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our antibody discovery platforms. The Collaboration Agreement was initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years. In November 2015, we and Incyte jointly nominated and agreed to pursue the development and commercialization of three additional undisclosed CPM targets.

On January 9, 2015 we also entered into the Stock Purchase Agreement with Incyte Corporation whereby, for an aggregate purchase price of $35.0 million, Incyte purchased approximately 7.76 million shares of our common stock; see Note 10 for more details.

Agreement Structure

Under the terms of the Collaboration Agreement, we received non-creditable, nonrefundable upfront payments totaling $25.0 million.  In addition, the parties will share all costs and profits for the GITR, OX40 and two of the additional antibody programs on a 50:50 basis (profit-share products), and we are eligible to receive up to $20.0 million in future contingent development milestones under these programs.  Incyte is obligated to reimburse us for all development costs that we incur in connection with the TIM-3, LAG-3 and one of the additional antibody programs (royalty-bearing products) and we are eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestone payments and (ii) tiered royalties on global net sales at rates generally ranging from 6% to 12%. For each royalty-bearing product, we will also have the right to elect to co-fund 30% of development costs incurred following initiation of pivotal clinical trials in return for an increase in royalty rates. Additionally, we retain co-promotion participation rights in the United States on any profit-share product. Through the direction of a joint steering committee, the parties anticipate that, for each program, we will serve as the lead for pre-clinical development activities through investigational new drug application filing, and Incyte will serve as the lead for clinical development activities. The parties expect to initiate the first clinical trials of antibodies arising from these programs in 2016.  For each additional program beyond GITR, OX40, TIM-3 and LAG-3 that the parties elect to bring into the collaboration, we will have the option to designate it as a profit-share product or a royalty-bearing product.

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

Collaboration Revenue

For the year ended December 31, 2015 we recognized revenue of approximately $23.5 million under the Collaboration Agreement, of which, $9.1 million is related to the amortization of the $25.0 million non-creditable, nonrefundable upfront payment.  No revenue was recognized under the Collaboration Agreement for the years ended December 31, 2014 and 2013. As of December 31, 2015, we had deferred revenue remaining under the Collaboration Agreement of approximately $15.8 million, of which approximately $3.6 million and $12.2 million are classified as current and long-term, respectively, on our consolidated balance sheet.

(14) Certain Related Party Transactions

Effective February 12, 2014, in connection with our acquisition of the capital stock of 4-Antibody and pursuant to the Share Exchange Agreement, our Board of Directors elected Shahzad Malik, M.D. as a director. Dr. Malik is a General Partner of Advent Venture Partners LLP (“Advent”). Advent, through its affiliated entities, was 4-AB largest shareholder prior to the completion of the acquisition. Upon completion of the acquisition, Advent and its affiliates received 996,088 shares of our common stock, having a value of approximately $3.0 million.  In connection with the achievement of the first milestone in January 2015 under the Share Exchange Agreement, Advent and its affiliates received consideration of approximately $6.2 million. The above listed consideration was received by Advent and its affiliated entities, not Dr. Malik in his individual capacity.

In May 2015, we issued and sold 12,650,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $75.0 million. Of the 12,650,000 shares of our common stock issued and sold, 1,587,302 of these shares of common stock were issued and sold to Advent.

(15) Leases

We lease manufacturing, research and development, and office facilities under various lease arrangements. Rent expense (before sublease income) was $2.3 million, $2.1 million, and $1.6 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

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

In December 2015, in connection with the XOMA antibody manufacturing facility asset acquisition, we executed lease agreements in Berkeley, California for manufacturing and corporate offices. In December 2015, we additionally executed a lease for research and development, and corporate offices in Cambridge, United Kingdom.

The future minimum rental payments under our lease agreements, which expire at various times between 2016 and 2023, are as follows (in thousands).

Year ending December 31,
2016	$3,315
2017	3,296
2018	3,171
2019	3,040
2020	2,566
Thereafter	7,893
Total	$23,281

In connection with the Lexington facility, we maintain a fully collateralized letter of credit of $1.0 million. No amounts had been drawn on the letter of credit as of December 31, 2015. In addition, for our properties, we are required to have an aggregate deposit of $270,000 with the landlords as interest-bearing security deposits pursuant to our obligation under the leases.

We sublet a portion of our facilities and received rental payments of $780,000, $365,000, and $481,000 for the years ended December 31, 2015, 2014, and 2013, respectively. We are contractually entitled to receive rental payments of $644,000 in 2016.

(16) Debt

Debt obligations consisted of the following as of December 31, 2015 and 2014 (in thousands):

Debt instrument	Principal at December 31, 2015	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2015
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(2,292)	11,708
Note Purchase Agreement	100,000	4,342	(1,481)	(243)	102,619
Total long-term	$114,000	$4,342	$(1,481)	$(2,535)	$114,326
Total	$114,146	$4,342	$(1,481)	$(2,535)	$114,473

Debt instrument	Principal at December 31, 2014	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2014
Current Portion:
Debentures	$146	$—	$—	$—	$146
SVB Loan	1,111	—	—	—	1,111
Total current	$1,257	$—	$—	$—	$1,257
Long-term Portion:
2013 Notes	5,000	—	—	(231)	4,769
Total	$6,257	$—	$—	$(231)	$6,026

Subordinated Notes

On February 20, 2015, we, certain existing investors and certain additional investors entered into an Amended and Restated Note Purchase Agreement, pursuant to which we (i) canceled our senior subordinated promissory notes issued in April 2013 (the “2013 Notes”) in exchange for new senior subordinated promissory notes (the “2015 Subordinated Notes”) in the aggregate principal amount of $5.0 million, (ii) issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million and (iii) issued five year warrants to purchase 1,400,000 shares of our common stock at an exercise price of $5.10 per share.

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

The exchange of the 2013 Notes for the 2015 Subordinated Notes was accounted for as a debt extinguishment under the guidance of ASC 470 Debt. For the year ended December 31, 2015 we recorded a loss on debt extinguishment of approximately $154,000 in non-operating (expense) income in our consolidated statements of operations and comprehensive loss. The debt discount of approximately $3.0 million, which relates to the warrants issued in connection with the 2015 Subordinated Notes, is being amortized using the effective interest method over three years, the expected life of the 2015 Subordinated Notes.

Note Purchase Agreement Related to Future Royalties

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

The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after the Closing Date computed on the basis of a 360-day year and the actual number of days elapsed. Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. The Notes are limited recourse and secured solely by a first priority security interest in the royalties and accounts and payment intangibles relating thereto plus various rights of Antigenics related to the royalties under its contracts with GSK (the “Collateral”). GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly interest payment, the interest will be capitalized and added to the aggregate principal balance of the loan. As of December 31, 2015 we have capitalized $4.3 million. The final legal maturity date of the Notes is the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”). Antigenics’ obligation to repay all principal and accrued and unpaid interest by the Maturity Date is secured only by the Collateral.

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

In accordance with the guidance of ASC 470 Debt, we determined the NPA represents a debt transaction and does not purport to be a sale; the balance of the outstanding notes and interest will be repaid over the estimated term of the NPA.

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

As royalties are remitted to the purchasers, we will record non-cash royalty revenues and non-cash interest expense within our consolidated statements of operations and comprehensive loss over the term of the NPA as interest accrues and royalties are generated. We did not recognize any royalty revenue and recorded $4.3 million in non-cash interest expense for the year ended December 31, 2015 within our consolidated statement of operations and comprehensive loss.

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

Other

In April 2015, we made our final payment under our $5.0 million Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan”) in accordance with the terms of the SVB Loan. We have no further outstanding indebtedness or obligations under the SVB Loan.

At December 31, 2015, approximately $146,000 of debentures we assumed in our merger with Aquila Biopharmaceuticals are outstanding. These debentures carry interest at 7% and are callable by the holders. Accordingly they are classified as part of our long-term debt.

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

For the year ended December 31, 2015 we recorded a fair value adjustment of approximately $6.9 million recorded within non-operating (expense) income in our consolidated statement of operations and comprehensive loss.

(17) Fair Value Measurements

We measure our cash equivalents and short-term investments, contingent purchase price considerations and in the past, our contingent royalty obligation, at fair value.  Our cash equivalents and short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

We measure our contingent purchase price consideration at fair value. The fair values of our 4-AB and PhosImmune contingent purchase price consideration, $3.1 million and $2.5 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of the liabilities uses assumptions we believe would be made by a market participant. The fair value of our 4-AB and PhosImmune contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and share price, respectively, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,996	$19,996	$—	$—
Short-term investments	34,965	34,965	—	—
Total	$54,961	$54,961	$—	$—
Liabilities:
Contingent purchase price consideration	5,608	—	—	5,608

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$14,510	$14,510	$—	$—
Liabilities:
Contingent royalty obligation	15,279	—	—	15,279
Contingent purchase price consideration	16,420	—	—	16,420
Total	$31,699	$—	$—	$31,699

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2015 (amounts in thousands):

Balance, December 31, 2014	$31,699
PhosImmune Inc. contingent purchase price consideration (Note 3)	2,484
Change in fair value of contingent royalty obligation during the period	6,863
Change in fair value of contingent purchase price consideration during the period	6,704
Payment of contingent purchase price milestone	(20,000)
Settlement of contingent royalty obligation	(22,142)
Balance, December 31, 2015	$5,608

The change in fair value of the contingent royalty obligation liability is included in non-operating (expense) income in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

On January 23, 2015, we achieved the first contingent milestone pursuant to the terms of our Share Exchange Agreement dated January 10, 2014, by and among us, 4-AB, the former shareholders of 4-AB and Vischer AG, as Representative (the “Share Exchange Agreement”), and accordingly we paid $20.0 million.

As outlined in Note 16, we settled our contingent royalty obligation owed to Ingalls for consideration of $22.1 million as of the transaction date, which we concluded approximated its fair value.

The fair value of our outstanding debt balance at December 31, 2015 and 2014 was $115.9 million and $6.1 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2015 and 2014 was $114.1 million and $6.3 million, respectively.

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

(18) Contingencies

We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(19) Benefit Plans

We sponsor a defined contribution 401(k) savings plan for all eligible employees, as defined in the savings plan. Participants may contribute up to 60% of their compensation, as defined in the savings plan, with a maximum annual contribution of $18,000 for individuals under 50 years old and $24,000 for individuals 50 years old and older in 2015. Each participant is fully vested in his or her contributions and related earnings and losses. In 2015, we made discretionary contributions of $307,000; no discretionary contributions or expense was recorded for the years ended December 31, 2014 and 2013. For the year ended December 31, 2015, we expensed $307,000 related to the discretionary contribution.  No expense was recorded for the years ended December 31, 2014 and 2013.

We also have a multiple employer benefit plan that covers all of our international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation. We are required to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of our multiple employer plan in our consolidated balance sheets which amounted to a liability of approximately $944,000 with a corresponding adjustment to accumulated other comprehensive loss, of $245,000 for the year ended December 31, 2015. During the year ended December 31, 2015 we contributed approximately $119,000 to our international benefit plan and we expect to contribute approximately $147,000 to that plan during 2016.  As of December 31, 2015, the benefits expected to be paid under this plan in the next five years and in the aggregate for the five years thereafter are as follows, $110,000 in 2016, $103,000 in 2017, $98,000 in 2018, $93,000 in 2019, $89,000 in 2020 and $407,000 for the years 2021-2025.

(20) Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2015, 2014 and 2013 and our long-lived assets as of December 31, 2015 and 2014 (in thousands):

	2015	2014	2013
Revenue:
United States	$23,668	$3,664	$3,045
Europe	1,149	3,313	—
	$24,817	$6,977	$3,045

Revenue by geographic region is allocated based on the domicile of our respective business operations.

	2015	2014
Long-lived Assets:
United States	$14,434	$5,111
Europe	2,147	2,102
Total	$16,581	$7,213

Long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(21) Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2015
Revenue	$3,953	$6,377	$6,848	$7,639
Net loss	(18,741)	(40,410)	(13,122)	(15,607)
Net loss attributable to common shareholders	(18,792)	(40,461)	(13,173)	(15,658)
Per common share, basic and diluted:
Basic and diluted net loss attributable to common stockholders	(0.28)	(0.53)	(0.16)	(0.18)
2014
Revenue	$721	$3,074	$1,563	$1,619
Net loss	(357)	(8,042)	(8,109)	(25,978)
Net loss attributable to common shareholders	(409)	(8,091)	(8,161)	(26,029)
Per common share, basic and diluted:
Basic and diluted net loss attributable to common stockholders	$(0.01)	$(0.13)	$(0.13)	$(0.41)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agenus Inc.:

We have audited Agenus Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Agenus Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Agenus Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agenus Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 15, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is incorporated herein by reference to the information contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”   The balance of the information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

4.12

Note Purchase Agreement dated as of April 15, 2013 by and between Agenus Inc., and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2013 and incorporated herein by reference.

4.13

Form of Senior Subordinated Note under the Note Purchase Agreement dated as of April 15, 2013 by and between Agenus Inc., and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2013 and incorporated herein by reference.

4.14

Form of Warrant under the Note Purchase Agreement dated as of April 15, 2013 by and between Agenus Inc., and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2013 and incorporated herein by reference.

4.15

Securities Exchange Agreement dated as of April 15, 2013 by and among Agenus Inc., Ingalls & Snyder Value Partners L.P. and Arthur Koenig. Filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2013 and incorporated herein by reference.

4.16

Securities Purchase Agreement, dated September 18, 2013, as amended, by and between Agenus Inc. and the investors party thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 19, 2013 and incorporated herein by reference.

4.17

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

4.19

Securities Purchase Agreement dated as of August 3, 2009 by and among Agenus Inc. and the investors listed on the Schedule of Buyers thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2009 and incorporated herein by reference.

4.20

Stock Purchase Agreement dated as of January 9, 2015, by and between Agenus Inc. and Incyte Corporation. Filed as Exhibit 4.21 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2014 and incorporated herein by reference.

4.21(1)

Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2015 and incorporated herein by reference.

4.22

Form of Senior Subordinated Note under the Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2015 and incorporated herein by reference.

4.23

Form of Warrant under the Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2015 and incorporated herein by reference.

Exhibit No.	Description

4.24(1)

Note Purchase Agreement, by and among Antigenics LLC, the guarantors named therein, Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and the other purchasers, dated September 4, 2015. Filed as Exhibit 4.1 to our Current Report on Form 8-K/A (File No. 0-29089) filed on September 11, 2015 and incorporated herein by reference.

4.25

Form of Limited Recourse Note under the Note Purchase Agreement, by and among Antigenics LLC, the guarantors named therein, Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and the other purchasers, dated September 4, 2015. Filed as Exhibit 4.2 to our Current Report on Form 8-K/A (File No. 0-29089) filed on September 11, 2015 and incorporated herein by reference.

4.26

Revenue Interest Assignment and Termination Agreement, by and among Agenus Inc., Antigenics LLC, Ingalls & Snyder Value Partners, L.P. and Arthur Koenig, dated September 4, 2015. Filed as Exhibit 4.3 to our Current Report on Form 8-K/A (File No. 0-29089) filed on September 11, 2015 and incorporated herein by reference.

Employment Agreements and Compensation Plans

10.1*	1999 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2008 and incorporated herein by reference.

10.1.1*	Form of Non-Statutory Stock Option. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 15, 2004 and incorporated herein by reference.

10.1.2*	Form of 2007 Restricted Stock Award Agreement. Filed as Exhibit 10.1.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2007 and incorporated herein by reference.

10.1.3*	Form of 2008 Restricted Stock Award Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 11, 2008 and incorporated herein by reference.

10.1.4*	Sixth Amendment to the Agenus Inc. 1999 Equity Incentive Plan. Filed as Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.2*	Agenus Inc. 2009 Equity Incentive Plan, as amended. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on March 10, 2014 and incorporated herein by reference.

10.2.1*	Third Amendment to the Agenus Inc. 2009 Equity Incentive Plan. Filed as Appendix C to our Definitive Proxy Statement on Schedule 14A filed on March 10, 2014 and incorporated herein by reference.

10.2.2*	Fourth Amendment to the Agenus Inc. 2009 Equity Incentive Plan. Filed as Exhibit 10.3 to our Current Report on Form 8-K (File No. 0-29089) filed on June 30, 2015 and incorporated herein by reference.

10.2.3*

Form of Restricted Stock Award Agreement for the Agenus Inc. 2009 Equity Incentive Plan. Filed as

Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on June 15, 2009 and incorporated herein by reference.

10.2.4*

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

10.4.1	Seventh Amendment to Agenus Directors' Deferred Compensation Plan. Filed as Appendix C to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2015 and incorporated herein by reference.

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

10.6*	2004 Executive Incentive Plan, as amended. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 27, 2011 and incorporated herein by reference.

Exhibit No.	Description

10.7

Form of Indemnification Agreement entered into between Agenus Inc. and its directors and executive officers. Filed as Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.

10.8*

Employment Agreement dated December 1, 2005 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 7, 2005 and incorporated herein by reference.

10.8.1*

First Amendment to Employment Agreement dated July 2, 2009 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.8.2*

Second Amendment to Employment Agreement dated December 15, 2010 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.12.2 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.9*

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

10.11*	Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.14 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2015 and incorporated herein by reference.

10.11.1*

Form of Stock Option Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.15 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2015 and incorporated herein by reference.

10.11.2*

Form of Restricted Stock Award Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.16 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2015 and incorporated herein by reference.

10.11.3*

Form of Restricted Stock Unit Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.17 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2015 and incorporated herein by reference.

10.12*

Agreement by and between Agenus Inc. and C. Evan Ballantyne dated June 8, 2015. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 17, 2015 and incorporated herein by reference.

10.13*

Non-Qualified Stock Option Inducement Award Agreement by and between Agenus Inc. and C. Evan Ballantyne effective June 17, 2015. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2015 and incorporated herein by reference.

10.14*

Employment Agreement dated June 30, 2015 between Agenus Inc. and Dr. Robert Stein. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 30, 2015 and incorporated herein by reference.

10.15*

Form of Restricted Stock Unit Agreement for the Agenus Inc. 2009 Equity Incentive Plan, as amended. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on June 30, 2015 and incorporated herein by reference.

Exhibit No.	Description

License and Collaboration Agreements

10.16(1)

Patent License Agreement between Agenus Inc. and Mount Sinai School of Medicine dated November 1, 1994, as amended on June 5, 1995. Filed as Exhibit 10.8 to our registration statement on Form S-1 (File No. 333-91747) and incorporated herein by reference.

10.17(1)

License Agreement between the University of Connecticut Health Center and Agenus Inc. dated May 25, 2001, as amended on March 18, 2003. Filed as Exhibit 10.2 to the Amendment No. 1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2003 and incorporated herein by reference.

10.17.1(1)

Letter Agreement by and between Agenus Inc. and The University of Connecticut Health Center dated May 11, 2009. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2009 and incorporated herein by reference.

10.17.2(1)

Amendment Number Two to License Agreement by and between Agenus Inc. and The University of Connecticut Health Center dated June 5, 2009. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2009 and incorporated herein by reference.

10.18(1)

License Agreement by and between Agenus Inc. and GlaxoSmithKline Biologicals SA dated July 6, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2006 and incorporated herein by reference.

10.19(1)

Amended and Restated Manufacturing Technology Transfer and Supply Agreement by and between Agenus Inc. and GlaxoSmithKline Biologicals SA dated January 19, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2009 and incorporated herein by reference.

10.20(1)

First Right to Negotiate and Amendment Agreement between Agenus Inc., Antigenics LLC and GlaxoSmithKline Biologicals SA, dated March 2, 2012.  Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2012 and incorporated herein by reference.

10.21(1)

Revenue Interests Assignment Agreement dated as of April 15, 2013 by and among Agenus Inc., Ingalls & Snyder Value Partners L.P., Arthur Koenig and Antigenics LLC. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-029089) for the quarter ended March 31, 2013 and incorporated herein by reference.

10.22(1)

License Agreement dated as of December 5, 2014 by and between 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.) and Ludwig Institute for Cancer Research Ltd. Filed as Exhibit 10.21 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2014 and incorporated herein by reference.

10.23(1)

License, Development and Commercialization Agreement dated as of January 9, 2015 by and among Agenus Inc., 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.), Incyte Corporation and Incyte Europe Sarl, a Swiss limited liability company (and wholly-owned subsidiary of Incyte Corporation). Filed as Exhibit 10.22 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2014 and incorporated herein by reference.

10.24(1)

License Agreement dated March 19, 2013, as amended, by and between the University of Virginia Patent Foundation d/b/a University of Virginia Licensing and Ventures Group and Agenus Inc. (as successor by merger to PhosImmune Inc.). Filed herewith.

10.25(1)

License Agreement dated as of January 25, 2016 by and among Agenus Inc., 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.), and Ludwig Institute for Cancer Research Ltd. Filed herewith.

Real Estate Leases

10.26

Lease of Premises at 3 Forbes Road, Lexington, Massachusetts dated as of December 6, 2002 from BHX, LLC, as Trustee of 3 Forbes Realty Trust, to Agenus Inc. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 8, 2003 and incorporated herein by reference.

10.26.1

First Amendment of Lease dated as of August 15, 2003 from BHX, LLC, as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2004 and incorporated herein by reference.

Exhibit No.	Description

10.26.2

Second Amendment of Lease dated as of March 7, 2007 from BHX, LLC as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2007 and incorporated herein by reference.

10.26.3

Third Amendment to Lease dated April 23, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2008 and incorporated herein by reference.

10.26.4

Fourth Amendment to Lease dated September 30, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.26.5

Fifth Amendment to Lease dated April 11, 2011 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2011 and incorporated herein by reference.

10.27

Standard Form of Office Lease dated December 13, 2012 between 149 Fifth Ave. Corp. and Agenus Inc.  Filed as Exhibit 10.22 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2012 and incorporated herein by reference.

10.28

Sublease Agreement between 4-Antibody AG, and Technologie Park Basel AG dated January 28, 2011. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.28.1

Addendum to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated March 31, 2012. Filed as Exhibit 10.3.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.28.2

Addendum No. 4 to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated June 2013. Filed as Exhibit 10.3.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.28.3

Addendum No. 5 to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated April 30, 2013. Filed as Exhibit 10.3.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.28.4

Addendum No. 6 to the Lease Agreement from January 28, 2011 between 4-Antibody AG and Technologie Park Basel AG dated July 31, 2013. Filed as Exhibit 10.3.4 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.29

Commercial Lease Agreement No. 01/2003 between BioCentiv GmbH and 4-Antibody AG dated December 1, 2002. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.29.1

20th Addendum to Commercial Lease Agreement No. 01/2003 between BioCentiv GmbH and 4-Antibody AG dated November 1, 2010. Filed as Exhibit 10.4.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.29.2

28th Addendum to Commercial Lease Agreement No. 01/2003 between BioCentiv GmbH and 4-Antibody AG dated July 2, 2013. Filed as Exhibit 10.4.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.29.3

29th Addendum to Commercial Lease Agreement No. 01/2003 dated between BioCentiv GmbH and 4-Antibody AG August 9, 2013. Filed as Exhibit 10.4.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2014 and incorporated herein by reference.

Sales Agreement

10.30

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

Dated: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 15, 2016
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/S/ C. EVAN BALLANTYNE	Chief Financial Officer	March 15, 2016
C. Evan Ballantyne	(Principal Financial Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 15, 2016
Christine M. Klaskin	(Principal Accounting Officer)

/S/ BRIAN CORVESE	Director	March 15, 2016
Brian Corvese

/S/ WADIH JORDAN	Director	March 15, 2016
Wadih Jordan

/S/ SHAHZAD MALIK	Director	March 15, 2016
Shahzad Malik

/S/ SHALINI SHARP	Director	March 15, 2016
Shalini Sharp

/S/ TIMOTHY R. WRIGHT	Director	March 15, 2016
Timothy R. Wright