Form 10-Q
period 2016-03-31
AGENUS INC
filed 2016-05-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares outstanding of the issuer's Common Stock as of May 2, 2016: 86,882,451 shares

Agenus Inc.

Three Months Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$78,330,566	$136,702,873
Short-term investments	69,899,364	34,964,730
Inventories	88,200	88,200
Accounts Receivable	10,224,299	9,800,342
Prepaid expenses	2,780,937	1,956,941
Other current assets	289,445	582,280
Total current assets	161,612,811	184,095,366
Property, plant and equipment, net of accumulated amortization and depreciation of $30,171,945 and $29,488,793 at March 31, 2016 and December 31, 2015, respectively	16,587,788	15,310,623
Goodwill	23,267,789	22,792,778
Acquired intangible assets, net of accumulated amortization of $1,583,654 and $987,394 at March 31, 2016 and December 31, 2015, respectively	18,388,271	18,759,662
Other long-term assets	1,282,662	1,270,055
Total assets	$221,139,321	$242,228,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	3,156,659	3,829,371
Accounts payable	2,512,567	4,488,561
Accrued liabilities	19,852,005	14,165,816
Other current liabilities	5,590,802	6,304,281
Total current liabilities	31,258,094	28,934,090
Long-term debt, net of current portion	118,161,987	114,326,489
Deferred revenue, net of current portion	14,200,898	15,065,754
Contingent purchase price consideration	5,266,000	5,608,000
Other long-term liabilities	7,799,602	7,566,601
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2016 and December 31, 2015; liquidation value of $32,266,373 at March 31, 2016	316	316
Common stock, par value $0.01 per share; 140,000,000 shares authorized; 86,529,579 and 86,390,697 shares issued at March 31, 2016 and December 31, 2015, respectively	865,296	863,907
Additional paid-in capital	856,067,607	851,103,934
Accumulated other comprehensive loss	(1,514,512)	(2,053,143)
Accumulated deficit	(810,965,967)	(779,187,464)
Total stockholders’ equity	44,452,740	70,727,550
Total liabilities and stockholders’ equity	$221,139,321	$242,228,484

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Service revenue	$147,456	$—
Research and development	5,811,420	3,953,299
Total revenues	5,958,876	3,953,299
Operating expenses:
Research and development	(25,038,478)	(9,220,143)
General and administrative	(9,231,521)	(5,487,109)
Contingent purchase price consideration fair value adjustment	342,000	(7,537,700)
Operating loss	(27,969,123)	(18,291,653)
Other (expense) income:
Non-operating income (expense)	323,083	(52,945)
Interest expense, net	(4,132,463)	(396,863)
Net loss	(31,778,503)	(18,741,461)
Dividends on Series A-1 convertible preferred stock	(50,941)	(50,620)
Net loss attributable to common stockholders	$(31,829,444)	$(18,792,081)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.37)	$(0.28)
Weighted average number of common shares outstanding:
Basic and diluted	86,686,515	66,667,290

Other comprehensive income:
Foreign currency translation gain	$539,396	$764,321
Unrealized loss on investments	(765)	—
Other comprehensive gain	538,631	764,321
Comprehensive loss	$(31,290,813)	$(18,027,760)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(31,778,503)	$(18,741,461)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,244,417	445,497
Share-based compensation	4,762,477	1,492,791
Non-cash interest expense	3,954,998	203,347
Change in fair value of contingent obligations	(342,000)	7,058,700
Loss on extinguishment of debt	—	154,117
Changes in operating assets and liabilities:
Accounts receivable	(369,445)	(2,055,256)
Inventories	—	7,500
Prepaid expenses	(811,976)	(973,812)
Accounts payable	(2,263,635)	2,273,733
Deferred revenue	(1,537,574)	23,635,860
Accrued liabilities and other current liabilities	5,575,656	724,760
Other operating assets and liabilities	32,606	(10,930,439)
Net cash (used in) provided by operating activities	(21,532,979)	3,295,337
Cash flows from investing activities:
Purchases of plant and equipment	(1,536,948)	(323,552)
Purchases of available-for-sale securities	(34,923,535)	—
Proceeds from sale of available-for-sale securities	—	14,534,486
Net cash (used in) provided by investing activities	(36,460,483)	14,210,934
Cash flows from financing activities:
Net proceeds from sale of equity	—	35,000,000
Proceeds from employee stock purchases and option exercises	437,074	1,108,906
Proceeds from issuance of long-term debt	—	9,000,000
Payments of debt	—	(833,334)
Payment of contingent purchase price consideration	—	(8,180,000)
Payment under a purchase agreement for in-process research and development	(1,000,000)	—
Net cash (used in) provided by financing activities	(562,926)	36,095,572
Effect of exchange rate changes on cash	184,081	(12,155)
Net (decrease) increase in cash and cash equivalents	(58,372,307)	53,589,688
Cash and cash equivalents, beginning of period	136,702,873	25,714,519
Cash and cash equivalents, end of period	$78,330,566	$79,304,207
Supplemental cash flow information:
Cash paid for interest	$276,164	$201,731
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$333,045	$—
Issuance of common stock, $0.01 par value, in connection with the acquisition of 4-Antibody AG	—	216,597

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immuno-oncology company focused on the discovery and development of revolutionary new treatments that engage the body’s immune system to benefit patients suffering from cancer. We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our checkpoint modulator (“CPM”) programs;
•	our vaccine programs, including Prophage™ and AutoSynVax™; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant (“QS-21 Stimulon”).

We have a portfolio of programs in various stages of development, including a series of antibodies in discovery and pre-clinical and clinical development, our Prophage vaccine, a Heat Shock Protein (“HSP”)-based autologous vaccine candidate for a form of brain cancer that has successfully completed Phase 2 trials, and a number of advanced QS-21 Stimulon-containing vaccine candidates in late stage development by our licensee, GlaxoSmithKline (“GSK”).

Our core antibody technologies include our antibody discovery platforms that are designed to effectively discover and produce quality human antibodies against antigens of interest. We and our partners currently have programs targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1, CEACAM1 and other undisclosed targets.

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

We have incurred significant losses since our inception. As of March 31, 2016, we had an accumulated deficit of $811.0 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible and other notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash, cash equivalents and short-term investments balance of $148.2 million as of March 31, 2016 will be sufficient to satisfy our liquidity requirements through the first half of 2017.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2016 and 2015, as they would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Warrants	4,351,450	4,351,450
Stock options	9,474,652	7,834,555
Nonvested shares	1,934,951	67,578
Convertible preferred stock	333,333	333,333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$26,296	$26,296	$106,370	$106,370
U.S. Treasury Bills	114,840	114,867	54,945	54,961
Total	$141,136	$141,163	$161,315	$161,331

For the three months ended March 31, 2016, we received proceeds of approximately $15.0 million from the maturity of U.S. Treasury Bills classified as cash equivalents. For the three months ended March 31, 2015, we received proceeds of approximately $14.5 million from the sale of available-for-sale securities. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as of March 31, 2016 and 2015.

Of the investments listed above, $71.3 million and $126.4 million have been classified as cash equivalents and $69.9 million and $35.0 million as short-term investments on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2016 (in thousands):

Balance, December 31, 2015	$22,793
Foreign currency translation adjustment	475
Balance, March 31, 2016	$23,268

Acquired intangible assets consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,607	$(1,027)	$15,580
Trademarks	4.5 years	837	(396)	441
Other	2-6 years	573	(161)	412
In-process research and development	Indefinite	1,955	-	1,955
Total		$19,972	$(1,584)	$18,388

	As of December 31, 2015
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,472	$(541)	$15,931
Trademarks	4.5 years	812	(339)	473
Other	2-6 years	567	(107)	460
In-process research and development	Indefinite	1,896	—	1,896
Total		$19,747	$(987)	$18,760

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.8 million for the remainder of 2016, $2.2 million for the year ending 2017, $2.1 million for the year ending 2018 and $1.9 million for each of the years ending 2019 and 2020.

The acquired in-process research and development ("IPR&D") asset relates to the pre-clinical CPM antibody programs acquired with our acquisition of 4-Antibody AG in February 2014. IPR&D acquired in a business combination is capitalized at fair value and is subject to impairment testing at least annually until the underlying project is completed. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

Note E - Debt

Debt obligations consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

Debt instrument	Principal at March 31, 2016	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at March 31, 2016
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(2,059)	11,941
Note Purchase Agreement	100,000	7,903	(1,445)	(237)	106,221
Total long-term	$114,000	$7,903	$(1,445)	$(2,296)	$118,162
Total	$114,146	$7,903	$(1,445)	$(2,296)	$118,308

Debt instrument	Principal at December 31, 2015	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2015
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(2,292)	11,708
Note Purchase Agreement	100,000	4,342	(1,481)	(243)	102,618
Total long-term	$114,000	$4,342	$(1,481)	$(2,535)	$114,326
Total	$114,146	$4,342	$(1,481)	$(2,535)	$114,472

Note F - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Payroll	$3,543	$4,600
Professional fees	3,770	3,343
Contract manufacturing costs	8,844	3,886
Contract research costs	2,103	1,368
Other	1,592	969
Total	$19,852	$14,166

Other current liabilities consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Current portion of deferred purchase price	$4,973	$5,906
Other	618	398
Total	$5,591	$6,304

Note G - Fair Value Measurements

We measure our cash equivalents and short-term investments and contingent purchase price considerations at fair value.  Our cash equivalents and short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

The fair value of our contingent purchase price consideration, $5.3 million, is based on significant inputs not observable in the market, which require it to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price considerations.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$44,968	$44,968	$—	$—
Short-term investments	69,899	69,899	—	—
Total	$114,867	$114,867	$—	$—
Liabilities:
Contingent purchase price consideration	$5,266	$—	$—	$5,266

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,996	$19,996	$—	$—
Short-term investments	34,965	34,965	—	—
Total	$54,961	$54,961	$—	$—
Liabilities:
Contingent purchase price consideration	$5,608	$—	$—	$5,608

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2016 (in thousands):

Balance, December 31, 2015	$5,608
Change in fair value of contingent purchase price consideration during the period	(342)
Balance, March 31, 2016	$5,266

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at March 31, 2016 and December 31, 2015 was $118.9 million and $115.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2016 and December 31, 2015 was $122.0 million, inclusive of $7.9 million of accrued interest, and $118.5 million, inclusive of $4.3 million of accrued interest, respectively.

Note H - Share-based Compensation Plans

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

A summary of option activity for the three months ended March 31, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,345,835	$4.77
Granted	1,288,856	4.18
Exercised	(82,254)	2.98
Forfeited	(19,132)	5.34
Expired	(58,653)	7.21
Outstanding at March 31, 2016	9,474,652	$4.69	7.56	$3,968,159
Vested or expected to vest at March 31, 2016	8,548,437	$4.71	7.44	$3,648,388
Exercisable at March 31, 2016	5,025,089	$4.82	6.36	$2,498,980

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2016 and 2015 were $1.83 and $3.21, respectively.

As of March 31, 2016, $8.1 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 1.8 years.

As of March 31, 2016, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $672,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the three months ended March 31, 2016 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,730,604	$8.55
Granted	221,811	4.46
Vested	(6,250)	4.24
Forfeited	(11,214)	8.78
Outstanding at March 31, 2016	1,934,951	$7.58

As of March 31, 2016, there was approximately $11.9 million of unrecognized share-based compensation expense related to these nonvested shares awarded to employees which pertained primarily to performance based awards for which, if all milestones are achieved, will be recognized over a 2.25 year period.  As of March 31, 2016, unrecognized expense for nonvested shares awarded to outside advisors is $15,000. The total intrinsic value of shares vested during the three months ended March 31, 2016, was $26,500.

During the three months ended March 31, 2016, 50,387 shares were issued under the 2009 Employee Stock Purchase Plan, 6,250 shares were issued as a result of the vesting of nonvested stock and 82,254 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three ended March 31, 2016 and 2015, was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$2,290	$570
General and administrative	2,472	923
Total share-based compensation expense	$4,762	$1,493

Note I - Benefit Plans

We maintain a multiple employer benefit plan that covers our international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.

For the three months ended March 31, 2016 and 2015 we contributed approximately $39,000 and $24,000, respectively, to our international multiple employer benefit plan. For the remainder of the year ending December 31, 2016, we expect to contribute approximately $108,000 to our international multiple employer benefit plan.

Note J - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09").  ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  These ASUs are effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the potential impact these ASUs may have on our financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15").  ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements.  The standard provides accounting that will be used along with existing auditing standards.  ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter with early adoption permitted. We are currently evaluating the potential impact that ASU 2014-15 may have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes Topic 840, Leases. ASU2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 provides for the simplification of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 applies to all entities and is effective for the annual effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the potential impact that ASU 2016-09 may have on our financial position and results of operations.

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

ASV ™, AutoSynVax ™, Oncophage®, PSV ™, PhosphoSynVax ™, Prophage™, Retrocyte Display™, SECANT® and Stimulon® are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Overview

We are an immuno-oncology company focused on the discovery and development of revolutionary new treatments that engage the body’s immune system to benefit patients suffering from cancer. By combining multiple powerful platforms, we have established a highly integrated approach to target identification and validation, and for the discovery, development and manufacturing of monoclonal antibodies. Our broad portfolio of novel checkpoint modulator (“CPM”) and other monoclonal antibodies, vaccines and adjuvants provide the opportunity to create best-in-class therapeutic regimens. Our heat shock protein-based vaccine, Prophage, has successfully completed Phase 2 studies in newly-diagnosed glioblastoma multiforme (“ndGBM”).

We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display, SECANT yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage and AutoSynVax; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon adjuvant (“QS-21 Stimulon”).

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have over a dozen antibody programs, including our anti-CTLA-4 (partnered with Recepta for certain South America territories) and anti-GITR (partnered with Incyte) antibody programs that each received FDA clearance to commence clinical trials in January 2016. We recently commenced our Phase 1 trial with our anti-CTLA-4 antibody candidate, and we anticipate that the anti-GITR Phase 1 trial will commence in the second quarter of 2016.

We are also advancing a series of Heat Shock Protein (“HSP”) peptide-based vaccines to treat cancer. In July 2014, we reported positive results from a Phase 2 clinical trial with our Prophage vaccine, which showed that patients with ndGBM, who were treated with a combination of our Prophage vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, each as compared to historical control data. We plan to advance our Prophage vaccine into a randomized, well-controlled clinical trial for ndGBM in the second half of 2016. We also reported positive results in June 2014 from a Phase 2 clinical trial with our synthetic HerpV vaccine candidate for genital herpes. Although we determined not to move forward with this product candidate in herpes, based on our findings, we launched our AutoSynVax (“ASV”), synthetic cancer vaccine program in 2015, and we plan to initiate our first clinical trial for this program in the next 12 months.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”), and is a key component in multiple GSK vaccine programs that target prophylactic or therapeutic impact in a variety of infectious diseases. These programs are in various stages, with the most advanced being GSK’s shingles and malaria programs, which GSK announced positive Phase 3 results for in December 2014 and October 2013, respectively. In September 2015, we monetized a portion of the future royalties we are contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78.2 million. We believe that GSK plans to file for regulatory approval of its shingles vaccine candidate in the second half of 2016.

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

Historical Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenue: We recognized revenue of approximately $6.0 million and $4.0 million during the three months ended March 31, 2016 and 2015, respectively. Revenues in 2016 and 2015 primarily included fees earned under our license agreements, including approximately $4.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively, related to the reimbursement of development costs under our Collaboration Agreement with Incyte, which have increased due to the stage of programs under the collaboration. During the three months ended March 31, 2016 and 2015, we recorded revenue of $1.5 million and $1.3 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 172% to $25.0 million for the three months ended March 31, 2016 from $9.2 million for the three months ended March 31, 2015. Increased expenses in 2016 primarily relate to an increase in third-party services of $9.2 million primarily relating to the advancement of our antibody programs, $3.5 million increase in payroll related expenses due to increases in headcount primarily as a result of our acquisition of an antibody manufacturing facility from XOMA Corporation in December 2015, and $1.7 million increase in share-based compensation expense primarily related to performance awards.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 68% to $9.2 million for the three months ended March 31, 2016 from $5.5 million for the three months ended March 31, 2015. Increased general and administrative expenses in 2016 primarily relate to a $1.1 million increase in professional fees related to our corporate activities and $1.5 million increase in share-based compensation expense primarily related to performance awards.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the decrease in the fair value of our purchase price considerations for the three months ended March 31, 2016 of $342,000, which resulted from changes in our market capitalization and share price since year end. The fair value of our contingent purchase price considerations are based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating income (expense): Non-operating income for the three months ended March 31, 2016 includes our foreign currency translation gain and other income earned. Non-operating expense for the three months ended March 31, 2015 represents a foreign currency exchange loss as well as the loss on extinguishment of our 2013 Notes partially offset by the change in the fair value of our contingent royalty obligation.

Interest expense, net:  Interest expense, net increased to approximately $4.1 million for the three months ended March 31, 2016 from $397,000 for the three months ended March 31, 2015 due to the issuance of our 2015 Subordinated Notes in February 2015 and the issuance of notes under our NPA that we executed in September 2015.

Research and Development Programs

For the three months ended March 31, 2016, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three months ended March 31,	Year Ended December 31,
Research and Development Program	Product	2016	2015	2014	2013	Prior to 2013	Total
Heat shock proteins for cancer	Prophage Vaccines	$1,908	$5,508	$6,153	$5,882	$297,646	$317,097
Antibody programs*		22,492	63,290	13,422	—	—	99,204
Heat shock proteins for infectious diseases	HerpV	7	293	2,443	6,358	23,950	33,051
Vaccine adjuvant	QS-21 Stimulon	25	142	321	753	12,583	13,824
Other research and development programs		606	1,211	10	12	33,544	35,383
Total research and development expenses		$25,038	$70,444	$22,349	$13,005	$367,723	$498,559

*	Prior to 2014, costs were incurred by 4-Antibody AG, a company we acquired in February 2014.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our antibody programs are pre-clinical and early stage or just recently in the clinic, and because further development of HSP-based vaccines is dependent on clinical trial results, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when material cash inflows from operations are likely to commence, if ever. Active programs involving QS-21 Stimulon depend on our licensee successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $811.0 million as of March 31, 2016. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2016, we have raised aggregate net proceeds of approximately $839.4 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible and other notes.

We maintain an effective registration statement (the "Shelf Registration Statement"), which originally covered the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. As of March 31, 2016, $70.3 million remained available under the Shelf Registration Statement. The Shelf Registration Statement also includes a prospectus covering the offer, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. As of March 31, 2016, we had 10 million shares available for sale under the Sales Agreement.

As of March 31, 2016, we had debt outstanding of $122.0 million in principal including $7.9 million in accrued interest. In February 2015, we exchanged our 2013 Notes in the aggregate principal amount of $5.0 million for new senior subordinated notes (the "2015 Subordinated Notes") in the aggregate principal amount of $5.0 million with annual interest at 8% and also issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million. The 2015 Subordinated Notes are due in February 2018. In addition, we also issued to the holders of the 2015 Subordinated Notes five year warrants to purchase 1.4 million unregistered shares of our common stock at an exercise price of $5.10 per share. In September 2015, we and Antigenics LLC (“Antigenics”)

entered into the NPA with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes. The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

Our cash, cash equivalents, and short-term investments at March 31, 2016 were $148.2 million, a decrease of $23.4 million from December 31, 2015. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $148.2 million as of March 31, 2016 will be sufficient to satisfy our liquidity requirements through the first half of 2017. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also depend on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $84.5 million over the term of the related activities. Through March 31, 2016, we have expensed $77.8 million as research and development expenses and $67.7 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $8.0 million, of which $6.9 million have been paid as of March 31, 2016. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, our collaboration with Incyte for the development, manufacture and commercialization of antibodies against certain targets is managed by a joint steering committee with equal representation from Agenus and Incyte. We also have an agreement with GSK that allows the use of our QS-21 Stimulon adjuvant in numerous vaccines, which grants exclusive worldwide rights in some fields of use and co-exclusive or non-exclusive rights in others. This agreement generally calls for royalties to be paid on future sales of licensed products that result from this agreement, which may or may not be achieved. As noted above, in September 2015 we monetized a portion of the anticipated royalties related to GSK’s shingles and malaria vaccines through our NPA.

Net cash used in operating activities for the three months ended March 31, 2016 was $21.5 million while net cash provided by operating activities for the three months ended March 31, 2015 was $3.3 million. Subject to regulatory submission and approval, the first products containing QS-21 Stimulon are anticipated to be launched in 2018. We are generally entitled to royalties on sales by GSK of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into the NPA and partially monetized the potential royalties we are entitled to receive from GSK. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Under our Collaboration Agreement with Incyte, we are required to share costs with Incyte on a 50:50 basis under the GITR and OX40 programs as well as the two additional undisclosed programs nominated for development during 2015; there is a potential for these costs to be high and the development program budgets for these antibodies to not be in our complete control. See “Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted under Part I, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Recent Accounting Pronouncements

In May 2014, ASU No. 2014-09 was issued which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In March 2016, ASU No. 2016-08 was issued which clarifies the implementation guidance on principal versus agent considerations. These ASUs are effective for interim and annual periods beginning after December 15, 2017 for public entities. We are currently evaluating the potential impact these ASUs may have on our financial position and results of operations.

In August 2014, ASU No. 2014-15 was issued which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter with early adoption permitted.  We are currently evaluating the potential impact that ASU 2014-15 may have on our consolidated financial statements and related disclosures.

In February 2016, ASU 2016-02 which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

In March 2016, ASU 2016-09 was issued which provides for the simplification of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 applies to all entities and is effective for the annual effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the potential impact that ASU 2016-09 may have on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 13% and 4% of our cash used in operations for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, was from a foreign subsidiary. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company with operations in Switzerland and Germany, and Agenus UK Limited, with operations in England.  There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

We had cash, cash equivalents and short-term investments at March 31, 2016 of $148.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our net losses for the years ended December 31, 2015, 2014, and 2013, were $87.9 million, $42.5 million, and $30.1 million, respectively. During the three months ended March 31, 2016, we generated a net loss of $31.8 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our collaboration with Incyte, our Heat Shock Protein (“HSP”)-based vaccines, and vaccines containing QS-21 Stimulon® adjuvant.

On March 31, 2016, we had $148.2 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources March 31, 2016, will be sufficient to satisfy our liquidity requirements through the first half of 2017. We expect to attempt to secure additional funds before our current funds are depleted although additional funding may not be available on favorable terms, or at all.

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

Our and our subsidiaries’ obligations related to our monetization of royalties payable to us by GlaxoSmithKline (“GSK”), in respect of its shingles vaccine, HZ/su, along with our 2015 Subordinated Notes, could materially and adversely affect our liquidity.

In September 2015, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into an Note Purchase Agreement (“NPA”) with Oberland Capital SA Zermatt LLC  (“Oberland”), as collateral agent, an affiliate of Oberland as the lead purchaser and certain other purchasers, pursuant to which Antigenics issued $100.0 million aggregate principal amount of limited recourse notes (the “Notes”) to the purchasers. Antigenics has the option to issue an additional $15.0 million aggregate principal amount of Notes (the “Additional Notes”) to the purchasers within 15 days after approval of GSK’s shingles vaccine, HZ/su, by the Food and Drug Administration (“FDA”), provided such approval occurs on or before June 30, 2018. The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after September 8, 2015 (the “Closing Date”). Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly interest payment, the interest will be capitalized and added to the aggregate principal balance of the loan. The final legal maturity date of the Notes is the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”).

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

We are a party to the NPA as a guarantor of Antigenics, and we generally guarantee the Put Payment, the Make-Whole Payment and the Accelerated Default Payment. If we are obligated to make the Put Payment or the Make-Whole Payment, our liquidity would be materially and adversely affected. If we or Antigenics default on the Notes and we are obligated to pay the Accelerated Default Payment, our liquidity would be materially and adversely affected. Satisfaction of the Notes will depend upon the future sales of GSK’s shingles and malaria vaccines, if approved, and, if we are obligated to make the Put Payment, the Make-Whole Payment or the Accelerated Default Payment, our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control.

In February 2015, we exchanged senior subordinated promissory notes that we issued in 2013 for new senior subordinated promissory notes in the aggregate principal amount of $5.0 million with annual interest at 8%, and we issued an additional $9.0 million principal amount of such notes (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due February 2018 and include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

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

We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business would be severely harmed.

Under the terms of our collaboration agreement with Incyte, we and Incyte have a joint steering committee that oversees and manages worldwide regulatory, development, manufacturing, and commercialization activities for our antibody product candidates pursuant to the collaboration agreement with equal representation from both parties. For each program, we serve as the lead for pre-clinical development activities through the filing of an investigational new drug application (“IND”) and Incyte serves as the lead for clinical development activities. Accordingly, the timely and successful completion by Incyte of clinical development activities will significantly affect the timing and amount of any revenues we may receive under the collaboration agreement. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated, and it could become necessary for us to assume the responsibilities for the clinical development, manufacturing, regulatory approval or commercialization of the antibodies at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones will be achieved, that we will receive any future milestone or royalty payments under the collaboration agreement, or that we will share in any revenues under the collaboration agreement.

Each program in the collaboration falls under either (i) a cost sharing model, in which we share all costs and profits on a 50:50 basis with Incyte and we are eligible for potential milestones, or (ii) a royalty-bearing model, in which Incyte funds 100% of the costs, and we are eligible for potential milestones and royalties. Incyte has far greater resources than us, and it may be difficult for us to meet our obligation to fund 50% of all costs for the cost-sharing programs, including the GITR and OX40 programs and two of the additional antibody programs. Moreover, clinical programs under the collaboration could be accelerated due to better than expected clinical outcomes, thus requiring us to spend more money than anticipated on a given program and in a shorter period of time. We can elect to cease sharing costs 50:50 and convert the arrangements to royalty-bearing on twelve months prior written notice. If we fail to meet this notice obligation and do not meet our funding commitments, we would be in breach of our obligations under the agreement.

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

•	Incyte may change the focus of its development and commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to our collaboration;

•	Incyte may choose not to develop and commercialize antibody products, if any, in all relevant markets or for one or more indications, if at all; and

•

If Incyte is acquired during the term of our collaboration, the acquirer may have competing programs or different strategic priorities that could cause it to reduce its commitment to our collaboration.

If Incyte terminates our collaboration agreement, we would need to raise additional capital and may need to identify and come to agreement with another collaboration partner to advance our antibody programs. Even if we are able to find another partner, this effort could cause delays in our timelines and/or additional expenses, which could adversely affect our business prospects and the future of our antibody product candidates.

Our antibody programs are in early stage development, and there is no guarantee that we will be successful in advancing from antibody product candidates through clinical development.

Our antibody programs are currently in early stage development, and the majority of our antibody programs are pre-clinical. Even if our pre-clinical studies or Phase 1 trials produce positive results, they may not necessarily be predictive of the results of future clinical trials in humans. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development or Phase 1 trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in future clinical trials of antibodies, our business and financial prospects would be materially adversely affected.

We are undergoing significant growth across multiple locations, and we may encounter difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2016 we had 232 employees.  From January 1, 2014 to March 31, 2016, we added 164 new employees, 69 of whom are employees of our wholly-owned subsidiary 4-Antibody AG (“4-AB”) that we acquired in February 2014, and 28 of whom are employees of our wholly-owned subsidiary Agenus West, LLC who joined us in connection with our acquisition of XOMA Corporation’s (“XOMA”) antibody manufacturing pilot plant in December 2015. In addition, through various acquisitions, we have expanded our research and development activities both nationally and internationally to California, Virginia, Switzerland, Germany and the United Kingdom. We expect to continue increasing our headcount as we continue to build our research and development capabilities and integrate our acquired technology platforms. To manage this growth and expansion, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

We may not receive anticipated QS-21 Stimulon revenues from our licensees.

We currently rely upon and expect to continue to rely upon our third party licensee, GSK, to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant. Our other licensee, Janssen Science Ireland UC, recently notified us that they were terminating their license for use of QS-21 Stimulon.

GSK manages its product development process, and we cannot predict its requirements for QS-21 Stimulon in the future or to what extent, if any, they will develop and commercialize vaccines that use QS-21 Stimulon as an adjuvant. GSK may initiate or terminate programs containing QS-21 Stimulon at any time. In addition, even if GSK successfully completes clinical trials with vaccine candidates using QS-21 Stimulon or these vaccine candidates receive positive decisions from regulatory bodies, there is no guarantee that these products will ultimately obtain regulatory approval or, if so approved, will have a successful commercial launch or generate any future milestones or royalty payments. In September 2015, we entered into the NPA and monetized a portion of the potential royalties we are entitled to receive from GSK on future sales of its shingles and malaria vaccines, if any. All of the royalties that are payable to us from GSK on sales of these products candidates, if any, will be used entirely to satisfy our obligations to the purchasers of the Notes. However, there is no guarantee that GSK’s shingles and malaria vaccines will be approved in any territories for which they seek regulatory approval. Even if GSK’s shingles and/or malaria vaccines are approved, there is no guarantee that GSK will have a successful commercial launch of either product or generate any revenues from sales to help satisfy our obligations under the NPA. Any inability to receive anticipated revenues, or a reduction in revenues, generated from QS-21 Stimulon could have a material adverse effect on our business, financial condition and results of operations.

Our synthetic HSP peptide-based platform is in early stage development, and there is no guarantee that a product candidate will progress from this platform.

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, it was unclear whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. We do not expect to advance this program into a Phase 3 trial, but we have initiated our AutoSynVax™, synthetic cancer vaccine (“ASV”) program based on our prior findings with this platform. Although we are targeting to initiate clinical trials for our first AutoSynVax product candidate in the second half of 2016, there is no guarantee that we will be able to do so. There is no guarantee that a product candidate will progress from this platform at all or that results of any potential future clinical trials will be positive. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

We may not be able to advance clinical development or commercialize ProphageTM vaccines or realize any benefits from this program.

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage vaccines is highly uncertain. Prophage vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage vaccines have resulted in a marketing approval, except in Russia where commercialization of the approved product was unsuccessful. Although we are targeting for the initiation of the next Prophage clinical trial in ndGBM in the second half of 2016, there is no guarantee that this will occur. In addition, while we believe Prophage vaccines may provide clinical benefit to some patients as a monotherapy and in combination with other therapies, there is no guarantee that, if completed, subsequent Prophage trials would yield useful translational and/or efficacy data.

We do not currently sponsor any of the on-going clinical trials with Prophage vaccines and therefore we lack the ability to control trial design, timelines, tumor tissue procurement and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage vaccine clinical trial is a Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute (“NCI”). While the NCI Alliance has confirmed a commitment to completion of the trial, to date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of bevacizumab for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical.

Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.

Our antibody programs, including those partnered with Incyte, will require substantial manufacturing development and investment to progress. We are currently progressing a portfolio of antibody programs that are at different stages of development. If these efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. Although we recently secured our own antibody manufacturing capabilities with the purchase of a manufacturing pilot plant from XOMA, we only expect this facility to supply us with antibody drug substance requirements through clinical proof-of-concept studies and we may also need to develop or secure later phase and/or commercial manufacturing capabilities for larger, registrational studies or any commercial supply requirements. Furthermore, we currently still rely on contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to support some of our existing antibody programs. Our dependence on external CMOs for the manufacture of certain antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans, and which could divert resources away from our antibody programs and/or lead to delays in the development of our product candidates. In the event that our antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited.

The long-term success of the antibody pilot plant manufacturing facility and capabilities that we acquired from XOMA will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our manufacturing facilities in Lexington, MA with the antibody pilot plant manufacturing facility in Berkeley, CA. We may never realize these anticipated synergies, business opportunities and growth prospects. Assumptions underlying estimates of expected cost savings as a result of the acquisition of the antibody pilot plant manufacturing facility may be inaccurate. If any of these factors limit our ability to successfully manufacture antibodies to support our planned clinical trials, the expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition of XOMA’s antibody pilot plant manufacturing facility, might not be met.

We currently manufacture our Prophage vaccines in our Lexington, MA facility. Manufacturing of the Prophage vaccines is complex, and various factors could cause delays or an inability to supply the vaccine. Deviations in the processes controlling manufacture or deficiencies in size or quality of source material could result in production failures. Specific vulnerabilities in the process may exist in tumor types in which quality or quantity of tissue is limited, such as recurrent GBM. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture Prophage vaccines in addition to other product candidates in our current facility.

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. If GSK or its third party CMO encounters problems with QS-21 Stimulon manufacturing, any of their programs containing QS-21 Stimulon could be delayed or terminated, and this could have an adverse effect on our potential license fees, milestone payments and royalties that we may otherwise receive from these programs and use to satisfy our obligations under the NPA. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever.

Our ability to efficiently manufacture our product candidates is contingent, in part, upon our own, and our CMOs’, ability to ramp up production in a timely manner without the benefit of years of experience and familiarity with the processes, which we may not be able to adequately transfer. We currently rely upon and expect to continue to rely upon third parties, potentially including our collaborators or licensees, to produce materials required to support our product candidates, pre-clinical studies, clinical trials, and any future commercial efforts. A number of factors could cause production interruptions at either our manufacturing facility or the facilities of our CMOs or suppliers, including equipment malfunctions, labor or employment retention problems, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers. Alternatively, there is the possibility we may have excess manufacturing capacity if product candidates do not progress as planned.

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

Biopharmaceutical manufacturing is also subject to extensive government regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices (“cGMP”). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of a product candidate. In addition, facilities are subject to on-going inspections, and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue.

Risks associated with doing business internationally could negatively affect our business.

We have research and development operations in Switzerland, Germany and the United Kingdom. We expect to pursue pathways to develop and commercialize our product candidates in both U.S. and non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets and limitations on the flexibility of our operations and costs imposed by local labor laws. For example, in 2008 our Oncophage® vaccine was approved for sale in Russia, but we have never received, and do not expect to receive, any revenues from sales in Russia. See “Risk Factors- Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change. Further, even if we receive marketing approval, we may not receive sufficient coverage and adequate reimbursement for our products.”

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

We have antibody programs currently in early stage development targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1 and CEACAM1. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing an anti-LAG-3 antibody and agonist to OX-40 (2) Merck has an approved anti-PD-1 antibody in the United States, and is developing an anti-GITR agonist and anti-CEACAM antibodies, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca /Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development, (5) Curetech has an anti-PD-1 antibody in development, (6) Pfizer has an anti-CTLA-4 antibody in development, (7) Tesaro has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates, (8) Novartis has anti-PD-1 and anti-TIM-3 antibodies in discovery, and anti-LAG-3 and GITR agonist in clinical trials and (9) Roche/Genentech has an anti-OX40 agonist in development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We have autologous vaccines programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in preclinical development.  We are aware of many companies pursuing cancer vaccines and/or immunotherapies in clinical development, including, without limitation, the following: (1) Neon Therapeutics is developing a personalized neoantigen vaccine; (2) Gritstone Oncology is discovering and developing a novel tumor-specific neo-antigen based immunotherapies, with an initial focus on lung cancer; (3) Aduro Biotech is developing immunotherapy platforms (Listeria, cyclic dinucleotides, and B-select antibodies); (4) Inovio Pharmaceutical Inc. and Medimmune are collaborating on developing DNA-based immunotherapies for cancer and infectious disease; (5) Oncolytics Biotech Inc. is developing oncolytic virus based cancer therapeutics in lung, colorectal and pancreatic cancers; (6) Oncothyreon is developing synthetic vaccines for cancer therapeutics, and (7) Immatics and BioNTech have personalized tumor antigen vaccines and are collaborating to support the actively personalized vaccines (APVACs) initiative.

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

As we develop our vaccines, such as Prophage and ASV, in other indications or in combination with other product candidates, such as available standard of care agents (Avastin®), or with CPMs, they could face additional competition in those indications or in those combinations. In addition, and prior to regulatory approval, if ever, our vaccines and our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Failure to realize the anticipated benefits or our strategic acquisitions and licensing transactions could adversely affect our business, operations and financial condition.

An important part of our business strategy has been to identify and advance a pipeline of product candidates by acquiring and in-licensing product candidates, technologies and businesses that we believe are a strategic fit with our existing business. Since we acquired 4-AB in February 2014, we have completed numerous additional strategic acquisitions and licensing transactions. The ultimate success of these strategic transactions entails numerous operational and financial risks, including:

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

As previously noted, our ability to advance our antibody programs depends in part on collaboration agreements such as our collaboration with Incyte. See “Risk Factors—Risks Related to Our Business—We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business would be severely harmed.” In addition, from time to time we engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements, our efforts to develop and/or commercialize our product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.

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

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015 we began a broad collaboration with Incyte to pursue the discovery and development of antibodies. See “Risk Factors-Risks Related to our Business-We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business would be severely harmed.” Furthermore, we have a collaboration arrangement with Recepta for CTLA-4 and PD-1, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

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

To date, the development of Prophage vaccine for the treatment of patients with glioma is dependent, in large part, on the efforts of the Alliance for Clinical Trials in Oncology, a NCI cooperative group, which is sponsoring a Phase 2 clinical trial of this product candidate in this indication. When our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of our collaboration partner. Such product candidates depend on our collaborator successfully enrolling patients and completing clinical trials, being committed to dedicating the resources to advance these product candidates, obtaining regulatory approvals, and successfully manufacturing and commercializing product candidates.

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

Our internal computer systems, or those of our third-party CROs, CMOs, licensees, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations or could subject us to sanctions and penalties that could have a material adverse effect on our reputation or financial condition.

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

We use and store customer, vendor, employee and business partner and, in certain instances patient, personally identifiable information in the ordinary course of our business. We are subject to various domestic and international privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these standards, or a computer security breach or cyber-attack that affects our systems or results in the unauthorized release of proprietary or personally identifiable information, could subject us to criminal penalties and civil sanctions, and our reputation could be materially damaged and our operations could be impaired. We may also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure (such as our manufacturing facility) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue certain activities, such as for example our manufacturing capabilities, for a substantial period of time. In December 2015, we acquired an antibody pilot plant manufacturing facility and leased additional office space in Berkeley, CA. This location is in an area of seismic activity near active earthquake faults. Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities or those of third parties upon whom we depend may disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and prospects. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses and delays as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Risks Related to Regulation of the Biopharmaceutical Industry

The drug development and approval process is uncertain, time-consuming, and expensive.

Clinical development, including pre-clinical testing and the process of obtaining and maintaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of March 31, 2016, we had spent approximately 20 years and $498.6 million on our research and development program in heat shock proteins for cancer. The development and regulatory approval process also can vary substantially based on the type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage of testing. Interim results of pre-clinical studies or clinical trials do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to insufficient product characterization, poor study structure conduct or statistical analysis planning, failure to enroll a sufficient number of patients or failure to prospectively identify the most appropriate patient eligibility criteria, and collectability of data. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues resulting from products of the same class of drug could require a pre-clinical study or clinical trial to be repeated or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

From time to time, new legislation is passed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA and other foreign health authorities. Additionally, regulations and guidance are often revised or reinterpreted by health agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or whether regulations, guidance, or interpretations will change, and what the impact of such changes, if any, may be. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively the “ACA”), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand, increase, and change the methodology regarding industry rebates for drugs covered under Medicaid programs; impose an annual, nondeductible fee on any entity that manufactures or imports specific branded prescription drugs and biologic agents, apportioned among those entities according to market share in certain government healthcare programs; expand eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level; expand the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; create a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and make changes to the coverage requirements under the Medicare D program.

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

We own, co-own or have exclusive rights to approximately 50 issued United States patents and approximately 130 issued foreign patents. We also own, co-own or have exclusive rights to approximately 60 pending United States patent applications and approximately 60 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”), uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

The following are non-exclusive examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act (“AIA”), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We have entered into a First Right to Negotiate and Amendment Agreement with GSK that affords GSK a first right to negotiate with us in the event we determine to initiate a process to effect a change of control of our company with, or to sell certain of our assets to, an unaffiliated third party or in the event that a third party commences an unsolicited tender offer seeking a change of control of our company. In such event, we must provide GSK a period of time to determine whether it wishes to negotiate the terms of such a transaction with us. If GSK affirmatively so elects, we are required to negotiate with GSK in good faith towards effecting a transaction of that nature for a specified period. During the negotiation period, we are obligated not to enter into a definitive agreement with a third party that would preclude us from negotiating and/or executing a definitive agreement with GSK. If GSK determines not to negotiate with us or we are unable to come to an agreement with GSK during this period, we may enter into the specified change of control or sale transaction within the following 12 months, provided that such a transaction is not on terms in the aggregate that are materially less favorable to us and our stockholders (as determined by our Board of Directors, in its reasonable discretion) than terms last offered to us by GSK in a binding written proposal during the negotiation period. The first right to negotiate terminates on March 2, 2017. Although GSK’s first right to negotiate does not compel us to enter into a transaction with GSK nor prevent us from negotiating with or entering into a transaction with a third party, the first right to negotiate could inhibit a third party from engaging in discussions with us concerning such a transaction or delay our ability to effect such a transaction with a third party.

Our stock has historically had low trading volume, and its public trading price has been volatile.

During the period from our initial public offering on February 4, 2000 to March 31, 2016, and the three months ended March 31, 2016, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.72 and $4.46 per share, respectively. The average daily trading volume for the three months ended March 31, 2016 was approximately 1,366,433 shares, while the average daily trading volume for the year ended December 31, 2015 was approximately 1,652,962. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2016, we had 86,529,579 shares of common stock outstanding. All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 16,200,000 shares of common stock under our equity incentive plans, to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan, and to permit the sale of 150,000 shares of common stock under an inducement grant. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 19,943,489 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of March 31, 2016, an aggregate of approximately 29 million of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.0 million on the 24-month anniversary of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion, XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with Celexion, XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2016, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of March 31, 2016, options to purchase 9,474,652 shares of our common stock with a weighted average exercise price per share of $4.69 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2016, we had 8,548,437 vested options and 1,934,951 nonvested shares outstanding.

As of March 31, 2016, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	May 9, 2016	AGENUS INC.

/s/ C. Evan Ballantyne
C. Evan Ballantyne Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1(1)

License Agreement dated as of January 25, 2016 by and among Agenus Inc., 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.), and Ludwig Institute for Cancer Research Ltd.  Filed as Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-29089) filed on March 15, 2016 and incorporated herein by reference.

10.2	Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.14 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.3

Form of Stock Option Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.15 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.4

Form of Restricted Stock Award Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.16 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.5

Form of Restricted Stock Unit Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.17 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

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