Form 10-Q
period 2016-06-30
AGENUS INC
filed 2016-08-04
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares outstanding of the issuer’s Common Stock as of July 29, 2016: 86,999,302 shares

Agenus Inc.

Six Months Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$73,397,742	$136,702,873
Short-term investments	49,895,350	34,964,730
Inventories	88,200	88,200
Accounts Receivable	9,417,170	9,800,342
Prepaid expenses	2,763,343	1,956,941
Other current assets	506,712	582,280
Total current assets	136,068,517	184,095,366
Property, plant and equipment, net of accumulated amortization and depreciation of $30,771,823 and $29,488,793 at June 30, 2016 and December 31, 2015, respectively	18,223,742	15,310,623
Goodwill	23,014,532	22,792,778
Acquired intangible assets, net of accumulated amortization of $2,128,318 and $987,394 at June 30, 2016 and December 31, 2015, respectively	17,723,785	18,759,662
Other long-term assets	1,423,690	1,270,055
Total assets	$196,454,266	$242,228,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	2,629,137	3,829,371
Accounts payable	5,022,132	4,488,561
Accrued liabilities	19,577,112	14,165,816
Other current liabilities	5,688,409	6,304,281
Total current liabilities	33,062,851	28,934,090
Long-term debt, net of current portion	122,125,072	114,326,489
Deferred revenue, net of current portion	13,636,238	15,065,754
Contingent purchase price consideration	5,987,000	5,608,000
Other long-term liabilities	4,765,961	7,566,601
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2016 and December 31, 2015; liquidation value of $32,317,394 at June 30, 2016	316	316
Common stock, par value $0.01 per share; 240,000,000 and 140,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 86,915,435 and 86,390,697 shares issued at June 30, 2016 and December 31, 2015, respectively	869,154	863,907
Additional paid-in capital	856,107,365	851,103,934
Treasury stock, at cost; 3,067 shares at June 30, 2016	(12,881)	-
Accumulated other comprehensive loss	(1,658,055)	(2,053,143)
Accumulated deficit	(838,428,755)	(779,187,464)
Total stockholders’ equity	16,877,144	70,727,550
Total liabilities and stockholders’ equity	$196,454,266	$242,228,484

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$—	$—	$147,456	$—
Research and development	6,592,285	6,376,699	12,403,705	10,329,997
Total revenues	6,592,285	6,376,699	12,551,161	10,329,997
Operating expenses:
Research and development	(22,361,786)	(24,773,110)	(47,400,264)	(33,993,253)
General and administrative	(7,117,232)	(8,015,639)	(16,348,753)	(13,502,748)
Contingent purchase price consideration fair value adjustment	(721,000)	(6,783,000)	(379,000)	(14,320,700)
Operating loss	(23,607,733)	(33,195,050)	(51,576,856)	(51,486,704)
Other expense:
Non-operating expense	(508,794)	(6,649,818)	(185,711)	(6,702,763)
Interest expense, net	(4,203,352)	(565,519)	(8,335,815)	(962,382)
Net loss	(28,319,879)	(40,410,387)	(60,098,382)	(59,151,849)
Dividends on Series A-1 convertible preferred stock	(51,021)	(50,700)	(101,962)	(101,320)
Net loss attributable to common stockholders	$(28,370,900)	$(40,461,087)	$(60,200,344)	$(59,253,169)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.33)	$(0.53)	$(0.69)	$(0.83)
Weighted average number of common shares outstanding:
Basic and diluted	86,964,777	76,374,824	86,825,646	71,547,783

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	$(143,543)	$541,714	$395,088	$1,306,035
Unrealized gain on investments	-	5,980	-	5,980
Other comprehensive (loss) gain	(143,543)	547,694	395,088	1,312,015
Comprehensive loss	$(28,514,443)	$(39,913,393)	$(59,805,256)	$(57,941,154)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(60,098,382)	$(59,151,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,519,873	885,497
Share-based compensation	6,317,596	4,445,307
Non-cash interest expense	7,983,749	502,692
In-process research and development purchase	—	12,245,230
Change in fair value of contingent obligations	379,000	20,688,700
Loss on extinguishment of debt	—	154,117
Changes in operating assets and liabilities:
Accounts receivable	434,257	(3,952,597)
Inventories	—	7,500
Prepaid expenses	(802,505)	(392,932)
Accounts payable	474,526	797,838
Deferred revenue	(2,629,753)	20,953,635
Accrued liabilities and other current liabilities	5,385,328	3,511,216
Other operating assets and liabilities	11,452	(10,268,265)
Net cash used in operating activities	(40,024,859)	(9,573,911)
Cash flows from investing activities:
Purchases of plant and equipment	(3,164,423)	(1,523,511)
Purchases of held-to-maturity securities	(49,895,350)	(14,997,990)
Proceeds from securities held-to-maturity	35,000,000	14,534,486
Net cash used in investing activities	(18,059,773)	(1,987,015)
Cash flows from financing activities:
Net proceeds from sale of equity	—	109,683,304
Proceeds from employee stock purchases and option exercises	471,357	1,682,235
Purchase of treasury shares to satisfy tax withholdings	(667,050)	—
Proceeds from issuance of long-term debt	—	9,000,000
Payments of debt	—	(1,111,112)
Payment of contingent purchase price consideration	—	(8,386,026)
Payment under a purchase agreement for in-process research and development	(5,000,000)	—
Payment of capital lease obligation	(24,110)	—
Net cash (used in) provided by financing activities	(5,219,803)	110,868,401
Effect of exchange rate changes on cash	(696)	(357,475)
Net (decrease) increase in cash and cash equivalents	(63,305,131)	98,950,000
Cash and cash equivalents, beginning of period	136,702,873	25,714,519
Cash and cash equivalents, end of period	$73,397,742	$124,664,519
Supplemental cash flow information:
Cash paid for interest	$555,397	$487,325
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	62,219	104,151
Issuance of common stock, $0.01 par value, in connection with the acquisition of the SECANT yeast display technology	—	3,000,000
Contingent purchase price consideration in connection with the acquisition of 4-Antibody AG	—	344,550

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immuno-oncology company focused on the discovery and development of revolutionary new treatments that engage the body’s immune system to benefit patients suffering from cancer. We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our checkpoint modulator (“CPM”) programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosphoSynVax™; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant (“QS-21 Stimulon”).

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

We have incurred significant losses since our inception. As of June 30, 2016, we had an accumulated deficit of $838.4 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible and other notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, our cash, cash equivalents and short-term investments balance of $123.3 million as of June 30, 2016 will be sufficient to satisfy our liquidity requirements through the first half of 2017.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016.

Effective June 14, 2016, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 140,000,000 to 240,000,000.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2016 and 2015, as they would be anti-dilutive:

	Six Months Ended June 30,
	2016	2015
Warrants	4,351,450	4,351,450
Stock options	11,659,125	7,908,570
Nonvested shares	1,999,294	46,705
Convertible preferred stock	333,333	333,333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$32,464	$32,464	$106,370	$106,370
U.S. Treasury Bills	84,873	84,873	54,945	54,961
Total	$117,337	$117,337	$161,315	$161,331

For the six months ended June 30, 2016, we received proceeds of approximately $40.0 million from the maturity of U.S. Treasury Bills classified as cash equivalents and $35.0 million from securities held-to-maturity. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2016 and 2015.

Of the investments listed above, $67.4 million and $126.4 million have been classified as cash equivalents and $49.9 million and $35.0 million as short-term investments on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2016 (in thousands):

Balance, December 31, 2015	$22,793
Foreign currency translation adjustment	222
Balance, June 30, 2016	$23,015

Acquired intangible assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,536	$(1,484)	$15,052
Trademarks	4.5 years	824	(435)	389
Other	2-6 years	570	(209)	361
In-process research and development	Indefinite	1,922	-	1,922
Total		$19,852	$(2,128)	$17,724

	As of December 31, 2015
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,472	$(541)	$15,931
Trademarks	4.5 years	812	(339)	473
Other	2-6 years	567	(107)	460
In-process research and development	Indefinite	1,896	—	1,896
Total		$19,747	$(987)	$18,760

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.3 million for the remainder of 2016, $2.2 million for the year ending 2017, $2.1 million for the year ending 2018 and $1.9 million for each of the years ending 2019 and 2020.

The acquired in-process research and development (“IPR&D”) asset relates to the pre-clinical CPM antibody programs acquired with our acquisition of 4-Antibody AG in February 2014. IPR&D acquired in a business combination is capitalized at fair value and is subject to impairment testing at least annually until the underlying project is completed. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

Note E - Debt

Debt obligations consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

Debt instrument	Principal at June 30, 2016	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at June 30, 2016
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,818)	12,182
Note Purchase Agreement	100,000	11,587	(1,411)	(233)	109,943
Total long-term	$114,000	$11,587	$(1,411)	$(2,051)	$122,125
Total	$114,146	$11,587	$(1,411)	$(2,051)	$122,271

Debt instrument	Principal at December 31, 2015	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2015
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(2,292)	11,708
Note Purchase Agreement	100,000	4,342	(1,481)	(243)	102,618
Total long-term	$114,000	$4,342	$(1,481)	$(2,535)	$114,326
Total	$114,146	$4,342	$(1,481)	$(2,535)	$114,472

In June 2016, we executed a capital lease agreement that expires in June 2020 for equipment with a carrying value of approximately $1.0 million, which is included in property, plant and equipment, net on our condensed consolidated balance sheets as of June 30, 2016. Under the terms of the capital lease agreement, we will remit payments to the lessor of $144,000 for the remainder of 2016, $288,000 for each of the years 2017 through 2019 and $144,000 for the year ending 2020.  As of June 30, 2016, our remaining obligations under the capital lease agreement are approximately $1.0 million, of which $300,000 and $700,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

Note F - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Payroll	$4,621	$4,600
Professional fees	3,708	3,343
Contract manufacturing costs	7,496	3,886
Contract research costs	1,772	1,368
Other	1,980	969
Total	$19,577	$14,166

Other current liabilities consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Current portion of deferred purchase price	$4,830	$5,906
Other	858	398
Total	$5,688	$6,304

Note G - Fair Value Measurements

We measure our cash equivalents and short-term investments and contingent purchase price considerations at fair value.  Our cash equivalents and short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

The fair value of our contingent purchase price consideration, $6.0 million, is based on significant inputs not observable in the market, which require it to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price considerations.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$34,978	$34,978	$—	$—
Short-term investments	49,895	49,895	—	—
Total	$84,873	$84,873	$—	$—
Liabilities:
Contingent purchase price consideration	$5,987	$—	$—	$5,987

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,996	$19,996	$—	$—
Short-term investments	34,965	34,965	—	—
Total	$54,961	$54,961	$—	$—
Liabilities:
Contingent purchase price consideration	$5,608	$—	$—	$5,608

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2016 (in thousands):

Balance, December 31, 2015	$5,608
Change in fair value of contingent purchase price consideration during the period	379
Balance, June 30, 2016	$5,987

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at June 30, 2016 and December 31, 2015 was $123.3 million and $115.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2016 and December 31, 2015 was $125.7 million, inclusive of $11.6 million of accrued interest, and $118.5 million, inclusive of $4.3 million of accrued interest, respectively.

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

A summary of option activity for the six months ended June 30, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,345,835	$4.77
Granted	3,663,260	4.13
Exercised	(93,815)	2.98
Forfeited	(173,254)	6.52
Expired	(82,901)	7.38
Outstanding at June 30, 2016	11,659,125	$4.54	7.80	$3,580,254
Vested or expected to vest at June 30, 2016	8,946,702	$4.63	7.30	$3,440,363
Exercisable at June 30, 2016	5,439,119	$4.81	6.28	$2,424,247

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2016 and 2015 were $1.89 and $3.59, respectively.

As of June 30, 2016, $11.5 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2016, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $404,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the six months ended June 30, 2016 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,730,604	$8.55
Granted	894,188	2.93
Vested	(565,662)	8.56
Forfeited	(59,836)	8.31
Outstanding at June 30, 2016	1,999,294	$7.13

As of June 30, 2016, there was approximately $13.5 million of unrecognized share-based compensation expense related to these nonvested shares awarded to employees which pertained primarily to performance based awards for which, if all milestones are achieved, will be recognized over a 2.1 year period.  The total intrinsic value of shares vested during the six months ended June 30, 2016, was $2.3 million.

During the six months ended June 30, 2016, 50,387 shares were issued under the 2009 Employee Stock Purchase Plan, 565,662 shares were issued as a result of the vesting of nonvested stock and 93,815 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2016 and 2015, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$581	$672	$2,872	$1,242
General and administrative	974	2,280	3,446	3,203
Total share-based compensation expense	$1,555	$2,952	$6,318	$4,445

Note I - Benefit Plans

We maintain a multiple employer benefit plan that covers our international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.

For the three and six months ended June 30, 2016, we contributed approximately $39,000 and $78,000, respectively and for the three and six months ended June 30, 2015 we contributed approximately $30,000 and $54,000, respectively, to our international multiple employer benefit plan. For the remainder of the year ending December 31, 2016, we expect to contribute approximately $69,000 to our international multiple employer benefit plan.

Note J - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”).  ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.  These ASUs are effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the potential impact these ASUs may have on our financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”).  ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements.  The standard provides accounting that will be used along with existing auditing standards.  ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter with early adoption permitted. We are currently evaluating the potential impact that ASU 2014-15 may have on our consolidated financial statements and related disclosures.

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

We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display, SECANT yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage, AutoSynVax and PhosphoSynVax; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon adjuvant (“QS-21 Stimulon”).

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have over a dozen antibody programs, including our anti-CTLA-4 (partnered with Recepta for certain South America territories) and anti-GITR (partnered with Incyte) antibody candidates that each commenced Phase 1 trials in 2016.

We are also advancing a series of Heat Shock Protein (“HSP”) peptide-based vaccines to treat cancer. In July 2014, we reported positive results from a Phase 2 clinical trial with our Prophage vaccine, which showed that patients with ndGBM, who were treated with a combination of our Prophage vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, each as compared to historical control data. We plan to have our Prophage vaccine advance into a randomized, well-controlled clinical trial for ndGBM in the second half of 2016. We also reported positive results in June 2014 from a Phase 2 clinical trial with our synthetic HerpV vaccine candidate for genital herpes. Although we determined not to move forward with this product candidate in herpes, based on our findings, we launched our AutoSynVax (“ASV”), synthetic cancer vaccine program in 2015, and we plan to initiate our first clinical trial for this program in the next nine months.

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

Historical Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenue: We recognized revenue of approximately $6.6 million and $6.4 million during the three months ended June 30, 2016 and 2015, respectively. Revenues in 2016 and 2015 primarily included fees earned under our license agreements, including approximately $3.4 million for the three months ended June 30, 2016 and 2015, related to the reimbursement of development costs under our Collaboration Agreement, dated February 19, 2015, with Incyte (the “Collaboration Agreement”). During the three months ended June 30, 2016 and 2015, we recorded revenue of $1.1 million and $2.7 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 10% to $22.4 million for the three months ended June 30, 2016 from $24.8 million for the three months ended June 30, 2015. Decreased expenses in 2016 relate primarily to our one-time $13.2 million asset acquisition in the second quarter of 2015, which was expensed as in-process research and development, offset by an increase in third-party services and other expense of $5.1 million primarily relating to the advancement of our antibody programs, and a $3.2 million increase in payroll related expenses due to increases in headcount and $800,000 increase in amortization and depreciation expense both primarily as a result of our acquisition of an antibody manufacturing facility from XOMA Corporation in December 2015.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 11% to $7.1 million for the three months ended June 30, 2016 from $8.0 million for the three months June 30, 2015. Decreased general and administrative expenses in 2016 primarily relate to a $500,000 decrease in professional fees related to our corporate activities and a $1.3 million decrease in share-based compensation expense primarily related to the decrease in the grant date fair value of awards period over period.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment  represents the increase in the fair value of our purchase price considerations which result from changes in our market capitalization and share price and changes in the credit spread since each year end. The fair value of our contingent purchase price considerations is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating expense: Non-operating expense for the three months ended June 30, 2016 includes our foreign currency translation loss and other expense. Non-operating expense for the three months ended June 30, 2015 represents the fair value adjustment of our then outstanding contingent royalty obligation.

Interest expense, net:  Interest expense, net increased to approximately $4.2 million for the three months ended June 30, 2016 from $566,000 for the three months ended June 30, 2015 due to the issuance of notes pursuant to the NPA in September 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenue: We recognized revenue of approximately $12.6 million and $10.3 million during the six months ended June 30, 2016 and 2015, respectively. Revenues in 2016 and 2015 primarily included fees earned under our license agreements, including approximately $7.5 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively, related to the reimbursement of development costs under our Collaboration Agreement with Incyte, which have increased due to the stage of programs under the collaboration. During the six months ended June 30, 2016 and 2015, we recorded revenue of $2.7 million and $4.0 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 39% to $47.4 million for the six months ended June 30, 2016 from $34.0 million for the six months ended June 30, 2015. Increased expenses in 2016 primarily relate to an increase in third-party services and other related expenses of $16.5 million primarily relating to the advancement of our antibody programs, $7.1 million increase in payroll related expenses due to increases in headcount, $1.2 million increase in amortization and depreciation both primarily as a result of our acquisition of an antibody manufacturing facility from XOMA Corporation in December 2015 and a $1.6 million increase in share-based compensation expense primarily related to performance awards.  Included in our 2015 expenses was a one-time $13.2 million charge related to our asset acquisition which was expensed as in-process research.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 21% to $16.3 million for the six months ended June 30, 2016 from $13.5 million for the six months ended June 30, 2015. Increased general and administrative expenses in 2016 primarily relate to a $750,000 increase in professional fees related to our corporate activities and $1.1 million increase in payroll related expenses as the result of increased headcount.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the increase in the fair value of our purchase price considerations, which resulted from changes in our market capitalization and share price and changes in the credit spread since each year end. The fair value of our contingent purchase price considerations is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating expense: Non-operating expense for the six months ended June 30, 2016 includes our foreign currency translation loss and other expense. Non-operating expense for the six months ended June 30, 2015 represents the change in the fair value of our then outstanding contingent royalty obligation, a foreign currency exchange loss as well as the loss on extinguishment of our 2013 Notes.

Interest expense, net:  Interest expense, net increased to approximately $8.3 million for the six months ended June 30, 2016 from $962,000 for the six months ended June 30, 2015 due to the issuance of our 2015 Subordinated Notes in February 2015 and the issuance of notes under our NPA executed in September 2015.

Research and Development Programs

For the six months ended June 30, 2016, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six months ended June 30,	Year Ended December 31,
Research and Development Program	Product	2016	2015	2014	2013	Prior to 2013	Total
Heat shock proteins for cancer	Prophage Vaccines	$4,594	$5,508	$6,153	$5,882	$297,646	$319,783
Antibody programs*		41,186	63,290	13,422	—	—	117,898
Heat shock proteins for infectious diseases	HerpV	9	293	2,443	6,358	23,950	33,053
Vaccine adjuvant	QS-21 Stimulon	52	142	321	753	12,583	13,851
Other research and development programs		1,559	1,211	10	12	33,544	36,336
Total research and development expenses		$47,400	$70,444	$22,349	$13,005	$367,723	$520,921

*	Prior to 2014, costs were incurred by 4-Antibody AG, a company we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $838.4 million as of June 30, 2016. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2016, we have raised aggregate net proceeds of approximately $839.4 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our employee stock purchase plan, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Shelf Registration Statement”), which originally covered the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. As of June 30, 2016, $70.3 million remained available under the Shelf Registration Statement. The Shelf Registration Statement also includes a prospectus covering the offer, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. As of June 30, 2016, we had 10 million shares available for sale under the Sales Agreement.

As of June 30, 2016, we had debt outstanding of $125.7 million in principal including $11.6 million in accrued interest. In February 2015, we exchanged our 2013 Notes in the aggregate principal amount of $5.0 million for new senior subordinated notes (the “2015 Subordinated Notes”) in the aggregate principal amount of $5.0 million with annual interest at 8% and also issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million. The 2015 Subordinated Notes are due in February 2018. In addition, we also issued to the holders of the 2015 Subordinated Notes five year warrants to purchase 1.4 million unregistered shares of our common stock at an exercise price of $5.10 per share. In September 2015, we and our wholly-owned subsidiary Antigenics LLC (“Antigenics”) entered into the NPA with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes. The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

Our cash, cash equivalents, and short-term investments at June 30, 2016 were $123.3 million, a decrease of $48.4 million from December 31, 2015. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $123.3 million as of June 30, 2016 will be sufficient to satisfy our liquidity requirements through the first half of 2017. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $97.2 million over the term of the related activities. Through June 30, 2016, we have expensed $83.7 million as research and development expenses and $71.2 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $8.0 million, of which $6.9 million have been paid as of June 30, 2016. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $40.0 million and $9.6 million, respectively. Subject to regulatory submission and approval, the first products containing QS-21 Stimulon are anticipated to be launched in 2018. We are generally entitled to royalties on sales by GSK of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into the NPA and partially monetized the potential royalties we are entitled to receive from GSK. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Under our Collaboration Agreement with Incyte, we are required to share costs with Incyte on a 50:50 basis under the GITR and OX40 programs as well as two of the additional undisclosed programs nominated for development during 2015; there is a potential for these costs to be high and the development program budgets for these antibodies to not be in our complete control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted under Part I, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Recent Accounting Pronouncements

In May 2014, ASU No. 2014-09 was issued which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In March 2016, ASU No. 2016-08 was issued which clarifies the implementation guidance on principal versus agent considerations. These ASUs are effective for interim and annual periods beginning after December 15, 2017 for public entities. We are currently evaluating the potential impact these ASUs may have on our financial position and results of operations.

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

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 9% and 4% of our cash used in operations for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, was from a foreign subsidiary. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company with operations in Switzerland, and Agenus UK Limited, with operations in England.  There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

We had cash, cash equivalents and short-term investments at June 30, 2016 of $123.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Business

If we incur operating losses for longer than we expect, or we are not able to raise additional capital, we may be unable to continue our operations, or we may become insolvent.

Our net losses for the years ended December 31, 2015, 2014, and 2013, were $87.9 million, $42.5 million, and $30.1 million, respectively. During the six months ended June 30, 2016, we generated a net loss of $60.1 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms (including those partnered with Incyte), our vaccine programs, and our saponin-based vaccine adjuvants.

On June 30, 2016, we had $123.3 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources June 30, 2016, will be sufficient to satisfy our liquidity requirements through the first half of 2017. We expect to attempt to secure additional funds before our current funds are depleted although additional funding may not be available on favorable terms, or at all.

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

As of June 30, 2016 we had 244 employees.  From January 1, 2014 to June 30, 2016, we added 176 new employees, 69 of whom are employees of our wholly-owned subsidiary 4-Antibody AG (“4-AB”) that we acquired in February 2014, and 31 of whom are employees of our wholly-owned subsidiary Agenus West, LLC who joined us in connection with or since our acquisition of XOMA Corporation’s (“XOMA”) antibody manufacturing pilot plant in December 2015. In addition, through various acquisitions, we have expanded our research and development activities both nationally and internationally to California, Virginia, Switzerland and the United Kingdom. We expect to continue increasing our headcount as we continue to build our research and development capabilities and integrate our acquired technology platforms. To manage this growth and expansion, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

We previously conducted discovery research operations in Germany, but as part of our efforts to optimize efficiency across our organization, we closed our Jena office and consolidated these operations in the United Kingdom and Switzerland.  We are currently transferring our assets and capabilities from Germany to our other offices, which we expect to be complete in the third quarter of 2016.  If these transition efforts are delayed or unsuccessful, this could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which could have an adverse effect on our business, financial condition and results of operations.

We may not receive anticipated QS-21 Stimulon revenues from our licensees.

We currently rely upon and expect to continue to rely upon our third party licensee, GSK, to develop, test, market and manufacture vaccines that utilize our QS-21 Stimulon adjuvant. Our other previous licensee, Janssen Science Ireland UC, terminated their license for use of QS-21 Stimulon in May 2016.

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

Our synthetic Heat Shock Protein (“HSP”) peptide-based platform is in early stage development, and there is no guarantee that a product candidate will progress from this platform.

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, it was unclear whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. We do not expect to advance this program into a Phase 3 trial, but we have initiated our AutoSynVax™ synthetic cancer vaccine (“ASV”) program based on our prior findings with this platform. Although we are targeting to initiate a clinical trial for our first AutoSynVax product candidate in the next nine months, there is no guarantee that we will be able to do so. There is no guarantee that a product candidate will progress from this platform at all or that results of any potential future clinical trials will be positive. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

We may not be able to advance clinical development or commercialize ProphageTM vaccines or realize any benefits from this program.

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage vaccines is highly uncertain. Prophage vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage vaccines have resulted in a marketing approval, except in Russia where commercialization of the approved product was unsuccessful. Although we are targeting for the initiation of a randomized study involving Prophage in ndGBM in the second half of 2016, this is not planned to be an Agenus-sponsored trial and there is no guarantee that it will occur at all. In addition, while we believe Prophage vaccines may provide clinical benefit to some patients as a monotherapy and in combination with other therapies, there is no guarantee that, if completed, subsequent Prophage trials would yield useful translational and/or efficacy data.

We plan to advance clinical trials with Prophage vaccines and we may not sponsor some of these planned trials.  For unsponsored trials, we lack the ability to control trial design, timelines, tumor tissue procurement and data availability. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Currently, the only actively enrolling Prophage vaccine clinical trial is a Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute (“NCI”). While the NCI Alliance has confirmed a commitment to completion of the trial, to date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Furthermore, potential changes in clinical practices trending away from the administration of bevacizumab for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical.

Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.

Our antibody programs, including those partnered with Incyte, will require substantial manufacturing development and investment to progress. We are currently progressing a portfolio of antibody programs that are at different stages of development. If these efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. Although we recently secured our own antibody manufacturing capabilities with the purchase of a manufacturing pilot plant from XOMA, we only expect this facility to supply us with antibody drug substance requirements through clinical proof-of-concept studies, and we will also need to develop or secure later phase and/or commercial manufacturing capabilities for larger, registrational studies or any commercial supply requirements.  For the programs for which we will produce our own drug substance, we will continue to rely on third parties for fill-finish services and other parts of the manufacturing process. These services include the storage and maintenance of our drug substance during all stages of the manufacturing process.  While we maintain insurance to cover certain potential losses, there is no guarantee that our insurance coverage will be adequate.  Furthermore, we currently still rely on contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to support some of our existing antibody programs. Our dependence on external CMOs for the manufacture of certain antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans, and which could divert resources away from our antibody programs and/or lead to delays in the development of our product candidates. In the event that our antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited.

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

We have research and development operations in Switzerland and the United Kingdom, and we previously had discovery and research operations in Germany that are being transitioned to Switzerland and the United Kingdom. We expect to pursue pathways to develop and commercialize our product candidates in both U.S. and non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets, including without limitation any resulting from the United Kingdom’s withdrawal from the European Union, and limitations on the flexibility of our operations and costs imposed by local labor laws. For example, in 2008 our Oncophage® vaccine was approved for sale in Russia, but we have never received, and do not expect to receive, any revenues from sales in Russia. See “Risk Factors—Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change.

Further, even if we receive marketing approval, we may not receive sufficient coverage and adequate reimbursement for our products.”

Our competitors may have superior products, manufacturing capability, selling and marketing expertise and/or financial and other resources.

Our product candidates and the product candidates in development by our collaboration partners may fail because of competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates and for the treatment cancer. Many of our competitors, including large pharmaceutical companies, have greater financial and human resources and more experience than we do. Our competitors may:

•	develop safer or more effective therapeutic drugs or therapeutic vaccines and other products;

•	establish superior intellectual property positions;

•	discover technologies that may result in medical insights or breakthroughs, which render our drugs or vaccines obsolete, possibly before they generate any revenue, if ever;

•	adversely affect our ability to recruit patients for our clinical trials;

•	solidify partnerships or strategic acquisitions that may increase the competitive landscape;

•	develop or commercialize their product candidates sooner than we commercialize our own, if ever; or

•	implement more effective approaches to sales and marketing and capture some of our potential market share.

There is no guarantee that our product candidates will be able to compete with potential future products being developed by our competitors.

We have antibody programs currently in early stage development targeting GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1 and CEACAM1. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing an anti-LAG-3 antibody and agonist to OX-40 (2) Merck has an approved anti-PD-1 antibody in the United States, and is developing an anti-GITR agonist and anti-CEACAM antibodies, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca /Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development, (5) Curetech has an anti-PD-1 antibody in development, (6) Pfizer has an anti-CTLA-4 antibody, an anti-CD137, and an OX-40 agonist in development (7) Tesaro has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates, (8) Novartis has anti-TIM-3 and anti-LAG-3 antibodies in discovery and anti-PD1 antibody and GITR agonist in clinical trials and (9) Roche/Genentech has an anti-OX40 agonist in development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

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

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015 we began a broad collaboration with Incyte to pursue the discovery and development of antibodies. See “Risk Factors-Risks Related to our Business—We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets using our proprietary antibody discovery platforms. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration would be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business would be severely harmed.” Furthermore, we have a collaboration arrangement with Recepta for CTLA-4 and PD-1, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

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

Both Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, and Dr. Robert Stein, our President of R&D who joined the Company in January 2014, are integral to building our company and developing our technology. If either Dr. Armen or Dr. Stein is unable or unwilling to continue his relationship with Agenus, our business may be adversely impacted.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as June 30, 2016, we had spent approximately 20 years and $520.9 million on our research and development program in heat shock proteins for cancer. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of  pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

The timing and success of a clinical trial is dependent on obtaining and maintaining sufficient cash resources, successful production of clinical trial material, enrolling sufficient patients in a timely manner, avoiding or mitigating serious or significant adverse patient reactions, and demonstrating efficacy of the product candidate in order to support a favorable risk versus benefit profile, among other considerations. The timing and success of our clinical trials, in particular, are also dependent on clinical sites and regulatory authorities accepting each trial’s protocol, statistical analysis plan, product characterization tests, and final clinical results. In addition, regulatory authorities may request additional information or data that is not readily available. Delays in our ability to respond to such requests would delay, and failure to adequately address concerns would prevent, our commercialization efforts. We have encountered in the past, and may encounter in the future, delays in initiating trial sites and enrolling patients into our clinical trials. Future enrollment delays will postpone the dates by which we expect to complete the impacted trials and the potential receipt of regulatory approval. There is no guarantee we will successfully initiate and/or complete our clinical trials.

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

Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we and our current or future licensors or licensees may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our current licensors or licensees, or any future licensors or licensees, may not identify patentable aspects of inventions made in the course of development and commercialization activities in time to obtain patent protection on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, etc. If we or our current licensors or licensees, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current licensors or licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Third parties may infringe or misappropriate our intellectual property, including our existing patents, patents that may issue to us in the future, or the patents of our licensors or licensees to which we have a license. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Further, we may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we or one of our licensors or licensees were to initiate legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidates is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

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

•

third parties may initiate opposition proceedings, post-grant review, inter partes review, or reexamination proceedings challenging the validity or scope of our patent rights, requiring us or our collaborators and/or licensors or licensees to participate in such proceedings to defend the validity and scope of our patents;

•	there may be a challenge or dispute regarding inventorship or ownership of patents currently identified as being owned by or licensed to us;

•

the USPTO may initiate an interference or derivation proceeding between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our collaborators and/or licensors or licensees to participate in an interference or derivation proceeding to determine the priority of invention, which could jeopardize our patent rights; or

•

third parties may seek approval to market biosimilar versions of our future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.

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

•

if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors or licensees may be required to participate in interference, derivation or other proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;

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

From time to time we may become a party to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, securities, commercial and environmental matters. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation and regulatory investigations consume both cash and management attention.

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

During the period from our initial public offering on February 4, 2000 to June 30, 2016, and the six months ended June 30, 2016, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.72 and $4.68 per share, respectively. The average daily trading volume for the six months ended June 30, 2016 was approximately 1,184,202 shares, while the average daily trading volume for the year ended December 31, 2015 was approximately 1,652,962. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2016, we had 86,895,473 shares of common stock outstanding. All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 16,200,000 shares of common stock under our equity incentive plans, to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan, and to permit the sale of 150,000 shares of common stock under an inducement grant. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our employee stock purchase plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 19,943,489 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of June 30, 2016, an aggregate of approximately 29 million of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.0 million on the 24-month anniversary of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion, XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with Celexion, XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2016, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of June 30, 2016, options to purchase 11,659,125 shares of our common stock with a weighted average exercise price per share of $4.54 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2016, we had 8,946,702 vested options and 1,999,294 nonvested shares outstanding.

As of June 30, 2016, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	August 4, 2016	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1

Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc.  Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-29089) filed on June 16, 2016 and incorporated herein by reference.

10.1	Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-29089) filed on June 16, 2016 and incorporated herein by reference.

10.2	Agenus Inc. 2016 Executive Incentive Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-29089) filed on June 16, 2016 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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