Form 10-Q
period 2016-09-30
AGENUS INC
filed 2016-11-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 2, 2016: 87,126,180 shares

Agenus Inc.

Nine Months Ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$75,438,489	$136,702,873
Short-term investments	19,960,567	34,964,730
Inventories	88,200	88,200
Accounts Receivable	10,284,267	9,800,342
Prepaid expenses	3,029,182	1,956,941
Other current assets	725,519	582,280
Total current assets	109,526,224	184,095,366
Property, plant and equipment, net of accumulated amortization and depreciation of $31,359,385 and $29,488,793 at September 30, 2016 and December 31, 2015, respectively	23,508,290	15,310,623
Goodwill	23,165,457	22,792,778
Acquired intangible assets, net of accumulated amortization of $2,705,219 and $987,394 at September 30, 2016 and December 31, 2015, respectively	17,218,224	18,759,662
Other long-term assets	1,423,690	1,270,055
Total assets	$174,841,885	$242,228,484
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	2,610,729	3,829,371
Accounts payable	3,267,788	4,488,561
Accrued liabilities	21,533,583	14,165,816
Other current liabilities	7,290,750	6,304,281
Total current liabilities	34,848,911	28,934,090
Long-term debt, net of current portion	126,263,126	114,326,489
Deferred revenue, net of current portion	12,997,414	15,065,754
Contingent purchase price considerations	16,962,000	5,608,000
Other long-term liabilities	4,809,858	7,566,601
Commitments and contingencies
STOCKHOLDERS’(DEFICIT) EQUITY
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2016 and December 31, 2015; liquidation value of $32,368,496 at September 30, 2016	316	316
Common stock, par value $0.01 per share; 240,000,000 and 140,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 87,115,524 and 86,390,697 shares issued at September 30, 2016 and December 31, 2015, respectively	871,155	863,907
Additional paid-in capital	858,854,694	851,103,934
Accumulated other comprehensive loss	(1,559,541)	(2,053,143)
Accumulated deficit	(879,206,048)	(779,187,464)
Total stockholders’ (deficit) equity	(21,039,424)	70,727,550
Total liabilities and stockholders’ (deficit) equity	$174,841,885	$242,228,484

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Service	$—	$—	$147,456	$—
Research and development	4,446,171	6,848,194	16,849,876	17,178,191
Total revenues	4,446,171	6,848,194	16,997,332	17,178,191
Operating expenses:
Research and development	(21,588,026)	(18,502,063)	(68,988,290)	(52,495,316)
General and administrative	(8,107,262)	(6,407,902)	(24,456,016)	(19,910,650)
Contingent purchase price consideration fair value adjustment	(10,975,000)	6,994,000	(11,354,000)	(7,326,700)
Operating loss	(36,224,117)	(11,067,771)	(87,800,974)	(62,554,475)
Other expense:
Non-operating expense	(139,636)	(653,376)	(325,347)	(7,356,139)
Interest expense, net	(4,409,767)	(1,401,102)	(12,745,581)	(2,363,484)
Net loss	(40,773,520)	(13,122,249)	(100,871,902)	(72,274,098)
Dividends on Series A-1 convertible preferred stock	(51,102)	(50,780)	(153,064)	(152,099)
Net loss attributable to common stockholders	$(40,824,622)	$(13,173,029)	$(101,024,966)	$(72,426,197)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.47)	$(0.16)	$(1.16)	$(0.95)
Weighted average number of common shares outstanding:
Basic and diluted	87,206,685	84,569,118	86,954,060	75,935,985

Other comprehensive income (loss):
Foreign currency translation gain (loss)	$98,514	$(680,993)	$493,602	$625,132
Unrealized gain on investments	-	7,760	-	13,650
Other comprehensive gain (loss)	98,514	(673,233)	493,602	638,782
Comprehensive loss	$(40,726,108)	$(13,846,262)	$(100,531,364)	$(71,787,415)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(100,871,902)	$(72,274,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,658,483	1,403,324
Share-based compensation	8,701,292	5,218,479
Non-cash interest expense	12,193,674	1,643,417
In-process research and development purchase	—	12,245,230
Change in fair value of contingent obligations	11,354,000	14,190,000
Loss on extinguishment of debt	—	154,117
Changes in operating assets and liabilities:
Accounts receivable	(480,833)	(7,232,669)
Inventories	—	7,500
Prepaid expenses	(1,067,534)	(693,981)
Accounts payable	(1,272,690)	1,266,219
Deferred revenue	(3,286,987)	18,465,694
Accrued liabilities and other current liabilities	6,340,539	8,390,007
Other operating assets and liabilities	887,383	(10,367,586)
Net cash used in operating activities	(63,844,575)	(27,584,347)
Cash flows from investing activities:
Purchases of plant and equipment	(8,191,515)	(2,818,429)
Purchases of held-to-maturity securities	(54,884,101)	(15,006,730)
Proceeds from securities held-to-maturity	70,000,000	14,534,486
Net cash provided by (used in) investing activities	6,924,384	(3,290,673)
Cash flows from financing activities:
Net proceeds from sale of equity	—	109,669,980
Proceeds from employee stock purchases and option exercises	1,092,722	1,963,738
Purchase of treasury shares to satisfy tax withholdings	(667,050)	—
Proceeds from issuance of long-term debt	—	109,000,000
Debt issuance costs	—	(1,774,323)
Payments of debt	—	(1,111,112)
Payment of contingent purchase price consideration	—	(8,380,483)
Payment under a purchase agreement for in-process research and development	(5,000,000)	—
Payment of contingent royalty obligation	—	(20,000,000)
Payment of capital lease obligation	(72,330)	—
Net cash (used in) provided by financing activities	(4,646,658)	189,367,800
Effect of exchange rate changes on cash	302,465	(68,339)
Net (decrease) increase in cash and cash equivalents	(61,264,384)	158,424,441
Cash and cash equivalents, beginning of period	136,702,873	25,714,519
Cash and cash equivalents, end of period	$75,438,489	$184,138,960
Supplemental cash flow information:
Cash paid for interest	$837,699	$770,538
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	1,000,101	111,903
Issuance of common stock, $0.01 par value, issued in connection with the settlement of the contingent royalty obligation	—	2,142,000
Issuance of common stock, $0.01 par value, in connection with the acquisition of the SECANT yeast display technology	—	3,000,000
Issuance of common stock, $.01 par value, in connection with payment of the contingent purchase price obligation	—	344,500

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is an immuno-oncology company focused on the discovery and development of new treatments that engage the body’s immune system to benefit patients suffering from cancer. We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

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

Our cash, cash equivalents, and short-term investments at September 30, 2016 were $95.4 million, a decrease of $76.3 million from December 31, 2015.

The following table outlines our quarter end cash, cash equivalents and short-term investments balances and the changes therein.

	Quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016
	(in millions)
Cash, cash equivalents and short-term investments	$148.2	$123.3	$95.4

Decrease in cash, cash equivalents and short-term investments	$23.5	$24.9	$27.9

Cash used in operating activities	$21.5	$18.5	$23.8

Reported net loss	$31.8	$28.3	$40.8

We have incurred significant losses since our inception. As of September 30, 2016, we had an accumulated deficit of $879.2 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible and other notes, and interest income earned on cash, cash equivalents, and short-term investments balances. We believe that, based on our current plans and activities, our cash, cash equivalents and short-term investments balance of $95.4 million as of September 30, 2016 will be sufficient to satisfy our liquidity requirements through the first half of 2017. We expect to raise additional funds in advance of depleting our current funds. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016.

Effective June 14, 2016, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 140,000,000 to 240,000,000.

For our foreign subsidiaries the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total stockholders’ (deficit) equity.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2016 and 2015, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2016	2015
Warrants	4,351,450	4,351,450
Stock options	11,761,554	8,226,791
Nonvested shares	1,937,023	1,734,821
Convertible preferred stock	333,333	333,333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$28,284	$28,284	$106,370	$106,370
U.S. Treasury Bills	44,941	44,941	54,945	54,961
Total	$73,225	$73,225	$161,315	$161,331

For the nine months ended September 30, 2016, we received proceeds of approximately $100.0 million from the maturity of U.S. Treasury Bills classified as cash equivalents and $70.0 million Treasury Bills classified as short-term investments. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2016 and 2015.

Of the investments listed above, $53.3 million and $126.4 million have been classified as cash equivalents and $19.9 million and $35.0 million as short-term investments on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2016 (in thousands):

Balance, December 31, 2015	$22,793
Foreign currency translation adjustment	372
Balance, September 30, 2016	$23,165

Acquired intangible assets consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,578	$(1,958)	$14,620
Trademarks	4.5 years	832	(486)	346
Other	2-6 years	571	(261)	310
In-process research and development	Indefinite	1,942	-	1,942
Total		$19,923	$(2,705)	$17,218

	As of December 31, 2015
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,472	$(541)	$15,931
Trademarks	4.5 years	812	(339)	473
Other	2-6 years	567	(107)	460
In-process research and development	Indefinite	1,896	—	1,896
Total		$19,747	$(987)	$18,760

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $800,000 for the remainder of 2016, $2.2 million for the year ending December 31, 2017, $2.1 million for the year ending December 31, 2018 and $1.9 million for each of the years ending December 31, 2019 and 2020.

Note E - Debt

Debt obligations consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

Debt instrument	Principal at September 30, 2016	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at September 30, 2016
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,570)	12,430
Note Purchase Agreement	100,000	15,438	(1,378)	(227)	113,833
Total long-term	$114,000	$15,438	$(1,378)	$(1,797)	$126,263
Total	$114,146	$15,438	$(1,378)	$(1,797)	$126,409

Debt instrument	Principal at December 31, 2015	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2015
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(2,292)	11,708
Note Purchase Agreement	100,000	4,342	(1,481)	(243)	102,618
Total long-term	$114,000	$4,342	$(1,481)	$(2,535)	$114,326
Total	$114,146	$4,342	$(1,481)	$(2,535)	$114,472

In June 2016, we executed a capital lease agreement that expires in June 2020 for equipment with a carrying value of approximately $1.0 million, which is included in property, plant and equipment, net on our condensed consolidated balance sheets as of September 30, 2016. Under the terms of the capital lease agreement, we will remit payments to the lessor of $72,000 for the remainder of 2016, $288,000 for each of the years 2017 through 2019 and $144,000 for the year ending December 31, 2020.  As of September 30, 2016, our remaining obligations under the capital lease agreement are approximately $1.0 million, of which $300,000 and $665,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

Note F - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Payroll	$5,218	$4,600
Professional fees	4,431	3,343
Contract manufacturing costs	7,531	3,886
Other	4,354	2,337
Total	$21,534	$14,166

Other current liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Current portion of deferred purchase price	$4,895	$5,906
Other	2,396	398
Total	$7,291	$6,304

Note G - Fair Value Measurements

We measure our cash equivalents and short-term investments and contingent purchase price considerations at fair value.  Our cash equivalents and short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

The fair values of our contingent purchase price considerations, $17.0 million, are based on significant inputs not observable in the market, which require it to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price considerations.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,980	$24,980	$—	$—
Short-term investments	19,961	19,961	—	—
Total	$44,941	$44,941	$—	$—
Liabilities:
Contingent purchase price considerations	$16,962	$—	$—	$16,962

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,996	$19,996	$—	$—
Short-term investments	34,965	34,965	—	—
Total	$54,961	$54,961	$—	$—
Liabilities:
Contingent purchase price considerations	$5,608	$—	$—	$5,608

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2016 (in thousands):

Balance, December 31, 2015	$5,608
Change in fair value of contingent purchase price considerations during the period	11,354
Balance, September 30, 2016	$16,962

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at September 30, 2016 and December 31, 2015 was $125.7 million and $115.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2016 and December 31, 2015 was $129.6 million, inclusive of $15.4 million of accrued interest, and $118.5 million, inclusive of $4.3 million of accrued interest, respectively.

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

A summary of option activity for the nine months ended September 30, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,345,835	$4.77
Granted	4,252,739	4.26
Exercised	(198,636)	3.31
Forfeited	(452,604)	5.03
Expired	(185,780)	8.75
Outstanding at September 30, 2016	11,761,554	$4.53	7.70	$32,843,626
Vested or expected to vest at September 30, 2016	10,599,495	$4.55	7.57	$29,971,443
Exercisable at September 30, 2016	5,624,490	$4.68	6.23	$15,941,877

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2016 and 2015 were $2.38 and $3.85, respectively.

As of September 30, 2016, $11.4 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.

As of September 30, 2016, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $308,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the nine months ended September 30, 2016 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,730,604	$8.55
Granted	935,438	2.91
Vested	(570,037)	8.52
Forfeited	(158,982)	8.05
Outstanding at September 30, 2016	1,937,023	$6.51

As of September 30, 2016, there was approximately $10.4 million of unrecognized share-based compensation expense related to these nonvested shares awarded to employees which pertained primarily to performance based awards for which, if all milestones are achieved, will be recognized over a 1.6 year period.  The total intrinsic value of shares vested during the nine months ended September 30, 2016, was $2.4 million.

During the nine months ended September 30, 2016, 121,228 shares were issued under the 2009 Employee Stock Purchase Plan, 570,037 shares were issued as a result of the vesting of nonvested stock and 198,636 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2016 and 2015, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$818	$453	$3,689	$1,695
General and administrative	1,565	320	5,012	3,523
Total share-based compensation expense	$2,383	$773	$8,701	$5,218

Note I - Benefit Plans

We maintain a multiple employer benefit plan that covers our international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.

For the three and nine months ended September 30, 2016, we contributed approximately $41,000 and $119,000, respectively and for the three and nine months ended September 30, 2015 we contributed approximately $26,000 and $80,000, respectively, to our international multiple employer benefit plan. For the remainder of the year ending December 31, 2016, we expect to contribute approximately $28,000 to our international multiple employer benefit plan.

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

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

Overview

We are an immuno-oncology company focused on the discovery and development of new treatments that engage the body’s immune system to benefit patients suffering from cancer. By combining multiple platforms, we have established a highly integrated approach to target identification and validation, and for the discovery, development and manufacturing of monoclonal antibodies. Our broad portfolio of checkpoint modulator (“CPM”) and other monoclonal antibodies, vaccines and adjuvants provide the opportunity to create best-in-class therapeutic regimens. Our heat shock protein-based autologous vaccine, Prophage, has successfully completed Phase 2 clinical trials in newly-diagnosed glioblastoma multiforme (“ndGBM”), and we expect to initiate Phase 1 clinical trials of our heat shock protein-based synthetic vaccine, AutoSynVax, within the next six months.

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

We are also advancing a series of Heat Shock Protein (“HSP”) peptide-based vaccines to treat cancer. In July 2014, we reported positive results from a Phase 2 clinical trial with our Prophage vaccine, which showed that patients with ndGBM, who were treated with a combination of our Prophage vaccine and standard of care showed substantial improvement both in progression-free survival and median overall survival, each as compared to historical control data.  We are currently advancing our Prophage vaccine program via third party sponsored clinical trials in which Agenus provides product supply and does not hold the IND.  We also reported positive results in June 2014 from a Phase 2 clinical trial of our synthetic HerpV vaccine candidate for genital herpes. Although we determined not to move forward with this product candidate in herpes, based on our findings, we launched our AutoSynVax (“ASV”), synthetic neo-antigen cancer vaccine program in 2015, and we plan to initiate our first Phase 1 clinical trial for this program in the next six months.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”), and is a key component in multiple GSK vaccine programs that target prophylactic or therapeutic impact in a variety of infectious diseases. These programs are in various stages, with the most advanced being GSK’s shingles and malaria programs, which GSK first announced positive Phase 3 results for in December 2014 and October 2013, respectively. In September 2015, we monetized a portion of the future royalties we are contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78.2 million. In October 2016, GSK filed for regulatory approval of its shingles vaccine candidate in the United States and reported that it was on track to file applications for marketing approval in the European Union and Canada by the end of 2016.

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

Historical Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenue: We recognized revenue of approximately $4.4 million and $6.8 million during the three months ended September 30, 2016 and 2015, respectively. Revenues in 2016 and 2015 primarily included fees earned under our license agreements, including approximately $3.8 million and $3.9 million for the three months ended September 30, 2016 and 2015, respectively, related to the reimbursement of development costs under our Collaboration Agreement, dated February 19, 2015, with Incyte (the “Collaboration Agreement”). During the three months ended September 30, 2016 and 2015, we recorded revenue of $657,000 and $2.7 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 17% to $21.6 million for the three months ended September 30, 2016 from $18.5 million for the three months ended September 30, 2015. Increased expenses in 2016 relate primarily to a $2.9 million increase in payroll related expenses due mainly to increases in headcount and a $1.4 million increase in facility related expenses including amortization and depreciation both primarily as a result of our acquisition of an antibody manufacturing facility from XOMA Corporation in December 2015 offset by decreased other costs of $1.2 million primarily due to one-time technology license fees incurred during the three months ended September 30, 2015.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 27% to $8.1 million for the three months ended September 30, 2016 from $6.4 million for the three months September 30, 2015. Increased general and administrative expenses in 2016 primarily relate to a $300,000 increase in professional fees related to our corporate activities and a $1.2 million increase in share-based compensation expense primarily related to the increase in the fair value of awards period over period.

Contingent purchase price consideration fair value adjustment: Contingent purchase price considerations fair value adjustment in 2016 represents the increase in the fair value of our purchase price considerations which resulted from our increased market capitalization and share price and changes in the credit spread at quarter end compared to these values at June 30, 2016. The fair value of our contingent purchase price considerations decreased in 2015 due to a decline in these values.  The fair value of our contingent purchase price considerations is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating expense: Non-operating expense for the three months ended September 30, 2016 includes our foreign currency loss and other expense. Non-operating expense for the three months ended September 30, 2015 represents the fair value adjustment of our then outstanding contingent royalty obligation as well as our foreign currency loss.

Interest expense, net:  Interest expense, net increased to approximately $4.4 million for the three months ended September 30, 2016 from $1.4 million for the three months ended September 30, 2015 due to the issuance of notes pursuant to the NPA in September 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenue: We recognized revenue of approximately $17.0 million and $17.2 million during the nine months ended September 30, 2016 and 2015, respectively. Revenues in 2016 and 2015 primarily included fees earned under our license agreements, including approximately $11.3 million and $9.6 million for the nine months ended September 30, 2016 and 2015, respectively, related to the reimbursement of development costs under our Collaboration Agreement with Incyte, which have increased due to the stage of programs under the collaboration. During the nine months ended September 30, 2016 and 2015, we recorded revenue of $3.3 million and $6.7 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 31% to $69.0 million for the nine months ended September 30, 2016 from $52.5 million for the nine months ended September 30, 2015. Increased expenses in 2016 primarily relate to an increase in third-party services and other related expenses of $16.0 million primarily relating to the advancement of our antibody programs, a $10.7 million increase in payroll related expenses due primarily to increases in headcount, a $4.1 million increase in facility related expenses including amortization and depreciation both primarily as a result of our acquisition of an antibody manufacturing facility from XOMA Corporation in December 2015 and a $2.0 million increase in share-based compensation expense primarily related to performance awards.  Included in our 2015 expenses was a one-time $13.2 million charge related to our asset acquisition which was expensed as in-process research and development and $3.6 million in one-time license technology fees.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 23% to $24.5 million for the nine months ended September 30, 2016 from $19.9 million for the nine months ended September 30, 2015. Increased general and administrative expenses in 2016 primarily relate to a $1.2 million increase in professional fees related to our corporate activities, $1.1 million increase in payroll related expenses as the result of increased headcount and a $1.5 million increase in share-based compensation, which is related to the increase in the fair value of awards period over period and outstanding performance awards.

Contingent purchase price consideration fair value adjustment: Contingent purchase price considerations fair value adjustment represents, in each period, the increase in the fair value of our purchase price considerations, which resulted from changes in our market capitalization and share price and changes in the credit spread since each year end. The fair value of our contingent purchase price considerations is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating expense: Non-operating expense for the nine months ended September 30, 2016 includes our foreign currency loss and other expense. Non-operating expense for the nine months ended September 30, 2015 represents the change in the fair value of our then outstanding contingent royalty obligation, a foreign currency loss as well as the loss on extinguishment of senior subordinated notes that we originally issued in 2013.

Interest expense, net:  Interest expense, net increased to approximately $12.7 million for the nine months ended September 30, 2016 from $2.4 million for the nine months ended September 30, 2015 due to the issuance of new senior subordinated notes in February 2015 and the issuance of notes under our NPA in September 2015.

Research and Development Programs

For the nine months ended September 30, 2016, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine months ended September 30,	Year Ended December 31,
Research and Development Program	Product	2016	2015	2014	2013	Prior to 2013	Total
Heat shock proteins for cancer	Prophage Vaccines	$7,960	$5,508	$6,153	$5,882	$297,646	$323,149
Antibody programs*		58,285	63,290	13,422	—	—	134,997
Heat shock proteins for infectious diseases	HerpV	11	293	2,443	6,358	23,950	33,055
Vaccine adjuvant	QS-21 Stimulon	73	142	321	753	12,583	13,872
Other research and development programs		2,659	1,211	10	12	33,544	37,436
Total research and development expenses		$68,988	$70,444	$22,349	$13,005	$367,723	$542,509

*	Prior to 2014, costs were incurred by 4-Antibody AG, a company we acquired in February 2014.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our antibody programs are pre-clinical and early stage or just recently in the clinic, and because further development of our vaccine candidates is dependent on pre-clinical testing and clinical trial results, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when material cash inflows from operations are likely to commence, if ever. Active programs involving QS-21 Stimulon depend on our licensee successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $879.2 million as of September 30, 2016. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2016, we have raised aggregate net proceeds of approximately $840.0 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Shelf Registration Statement”), which originally covered the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. As of September 30, 2016, $70.3 million remained available under the Shelf Registration Statement. The Shelf Registration Statement also includes a prospectus covering the offer, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. As of September 30, 2016, we had 10 million shares available for sale under the Sales Agreement.

As of September 30, 2016, we had debt outstanding of $129.6 million in principal including $15.4 million in accrued interest. In February 2015, we exchanged our 2013 senior subordinated notes in the aggregate principal amount of $5.0 million for new senior subordinated notes (the “2015 Subordinated Notes”) in the aggregate principal amount of $5.0 million with annual interest at 8% and also issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million. The 2015 Subordinated Notes are due in February 2018. In addition, we also issued to the holders of the 2015 Subordinated Notes five year warrants to purchase 1.4 million shares of our common stock at an exercise price of $5.10 per share. In September 2015, we and our wholly-owned subsidiary Antigenics LLC (“Antigenics”) entered into the NPA with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes. The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

Our cash, cash equivalents, and short-term investments at September 30, 2016 were $95.4 million, a decrease of $76.3 million from December 31, 2015. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $95.4 million as of September 30, 2016 will be sufficient to satisfy our liquidity requirements through the first half of 2017. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

We expect to attempt to raise additional funds in advance of depleting our current funds. We may attempt to raise funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also depend on the successful identification, development and commercialization of other potential product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $101.9 million over the term of the related activities. Through September 30, 2016, we have expensed $88.8 million as research and development expenses and $79.2 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $8.2 million, of which $7.0 million have been paid as of September 30, 2016. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $63.9 million and $27.6 million, respectively. Subject to regulatory submission and approval, the first products containing QS-21 Stimulon are anticipated to be launched in 2018. We are generally entitled to royalties on sales by GSK of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into the NPA and partially monetized the potential royalties we are entitled to receive from GSK. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Under our Collaboration Agreement with Incyte, we are required to share costs with Incyte on a 50:50 basis under the GITR and OX40 programs as well as two of the additional undisclosed programs nominated for development during 2015; there is a potential for these costs to be high and the development program budgets for these antibodies to not be in our complete control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted under Part I, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

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

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 9% and 4% of our cash used in operations for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, was from a foreign subsidiary. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company with operations in Switzerland, and Agenus UK Limited, with operations in England.  There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

We had cash, cash equivalents and short-term investments at September 30, 2016 of $95.4 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Our net losses for the years ended December 31, 2015, 2014, and 2013, were $87.9 million, $42.5 million, and $30.1 million, respectively. During the nine months ended September 30, 2016, we generated a net loss of $100.9 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms (including those partnered with Incyte), our vaccine programs, and our saponin-based vaccine adjuvants.

On September 30, 2016, we had $95.4 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources September 30, 2016, will be sufficient to satisfy our liquidity requirements through the first half of 2017. We expect to attempt to secure additional funds before our current funds are depleted although additional funding may not be available on favorable terms, or at all.

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

Our antibody programs are in early stage development, and there is no guarantee that we will be successful in advancing antibody product candidates through clinical development.

Our antibody programs are currently in early stage development, and many of our antibody programs are pre-clinical. Even if our pre-clinical studies or Phase 1 trials produce positive results, they may not necessarily be predictive of the results of future clinical trials in humans. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development or Phase 1 trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in future clinical trials of antibodies, our business and financial prospects would be materially adversely affected.

We are undergoing significant growth across multiple locations, and we may encounter difficulties in managing this growth, which could disrupt our operations.

From January 1, 2014 to October 1, 2016, our headcount has increased from 70 to 224, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally to California, Virginia, Switzerland and the United Kingdom.  We previously conducted discovery research operations in Germany, but as part of our efforts to optimize efficiency across our organization, we closed our Jena office and consolidated these operations in the United Kingdom and Switzerland. We expect to continue increasing our headcount as we continue to build our research and development capabilities and integrate our acquired technology platforms. To manage this growth and expansion, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, subjects were not followed long enough to determine whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. We do not expect to advance this program into a Phase 3 trial, but we have initiated our AutoSynVax™ (“ASV”) synthetic cancer vaccine program based on our prior findings with this platform. Although we are targeting to initiate a clinical trial for our first AutoSynVax product candidate in the next six months, there is no guarantee that we will be able to do so. There is no guarantee that a product candidate will progress from this platform at all or that results of any potential future clinical trials will be positive. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

We may not be able to advance clinical development or commercialize ProphageTM vaccines or realize any benefits from this program.

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage vaccines is highly uncertain. Prophage vaccines have been in clinical development for over 15 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, none of our clinical trials with Prophage vaccines have resulted in a marketing approval, except in Russia where commercialization of the approved product was unsuccessful. All of our currently planned trials involving Prophage are intended to be sponsored by third parties, and there is no guarantee that they will occur at all. In addition, while we believe Prophage vaccines may provide clinical benefit to some patients as a monotherapy and in combination with other therapies, there is no guarantee that, if completed, subsequent Prophage trials would yield useful translational and/or efficacy data.

Our current clinical trial plans with Prophage vaccines entail investigator or government sponsored INDs in which we provide support and product supply. For third-party sponsored trials, we lack the ability to control trial design, timelines, tumor tissue procurement and data availability. For example, the Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma is currently enrolling. This trial is being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the National Cancer Institute (“NCI”). While the NCI Alliance has confirmed a commitment to completion of the trial, to date, clinical site activation and patient enrollment have not met expectations, which could curtail the viability of sustaining the trial. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings. Furthermore, potential changes in clinical practices trending away from the administration of bevacizumab for the treatment of recurrent glioma could exacerbate enrollment issues and/or render the trial design impractical.

Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.

Our antibody programs, including those partnered with Incyte, will require substantial manufacturing development and investment to progress. We are currently progressing a portfolio of antibody programs that are at different stages of development. If these efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. We recently secured our own antibody manufacturing capabilities with the purchase of a manufacturing pilot plant from XOMA Corporation (“XOMA”) and expect this facility to supply us with antibody drug substance requirements through clinical proof-of-concept studies. We will also need to develop or secure later phase and/or commercial manufacturing capabilities for larger, registrational studies or any commercial supply requirements.   For the programs for which we will produce our own drug substance, we will continue to rely on third parties for fill-finish services and other parts of the manufacturing process. These services include the storage and maintenance of our drug substance during all stages of the manufacturing process.  While we maintain insurance to cover certain potential losses, there is no guarantee that our insurance coverage will be adequate.  Furthermore, we currently still rely on contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to support some of our existing antibody programs. Our dependence on external CMOs for the manufacture of certain antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans, and which could divert resources away from our antibody programs and/or lead to delays in the development of our product candidates. In the event that our antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited.

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

We have research and development operations in Switzerland and the United Kingdom, and we previously had discovery and research operations in Germany that were transferred to Switzerland and the United Kingdom. We expect to pursue pathways to develop and commercialize our product candidates in both U.S. and non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign markets, including without limitation any resulting from the United Kingdom’s withdrawal from the European Union, and limitations on the flexibility of our operations and costs imposed by local labor laws. For example, in 2008 our Oncophage® vaccine was approved for sale in Russia, but we have never received, and do not expect to receive, any revenues from sales in Russia. See “Risk Factors—Even if we receive marketing approval for our product candidates, such product approvals could be subject to restrictions or withdrawals. Regulatory requirements are subject to change. Further, even if we receive marketing approval, we may not receive sufficient coverage and adequate reimbursement for our products.”

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

We have antibody programs currently in early stage development targeting, amongst others, GITR, OX40, CTLA-4, LAG-3, TIM-3, PD-1 and CEACAM1. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological target as some of our programs, including, without limitation, the following: (1) Bristol-Myers Squibb markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing an anti-LAG-3 antibody and agonist to OX-40; (2) Merck has an approved anti-PD-1 antibody in the United States, is developing an anti-GITR agonist and anti-CEACAM antibodies, and has partnered with GSK on combination studies with OX40; (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan; (4) AstraZeneca /Medimmune has anti-CTLA-4, OX-40 and PD1 antibodies in development; (5) Pfizer has an anti-CTLA-4 antibody, an anti-PD-1 antibody (through Medivation), an anti-CD137, and an OX-40 agonist in development; (6) Tesaro has antibody programs targeting PD-1, TIM-3 and LAG-3, which include both monospecific and dual reactive antibody drug candidates; (7) Novartis has anti-TIM-3 and anti-LAG-3 antibodies in discovery and anti-PD1 antibody and GITR agonist in clinical trials; and (8) Roche/Genentech has an anti-OX40 agonist in development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in preclinical development.  We are aware of many companies pursuing cancer vaccines and/or immunotherapies in clinical development, including, without limitation, the following: (1) Neon Therapeutics is developing a personalized neoantigen vaccine; (2) Gritstone Oncology is discovering and developing a novel tumor-specific neo-antigen based immunotherapies, with an initial focus on lung cancer; (3) Aduro Biotech is developing immunotherapy platforms (Listeria, cyclic dinucleotides, and B-select antibodies); (4) Inovio Pharmaceutical Inc. and Medimmune are collaborating on developing DNA-based immunotherapies for cancer and infectious disease; (5) Oncolytics Biotech Inc. is developing oncolytic virus based cancer therapeutics in lung, colorectal and pancreatic cancers; (6) Oncothyreon is developing synthetic vaccines for cancer therapeutics and; (7) Genetech acquired BioNTech’s personalized tumor antigen vaccines.

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, (1) oligonucleotides, under development by Pfizer, Idera, Colby, and Dynavax; (2) MF59, under development by Novartis; (3) IC31, under development by Intercell; and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products we and our partners develop.

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

An important part of our business strategy has been to identify and advance a pipeline of product candidates by acquiring and in-licensing product candidates, technologies and businesses that we believe are a strategic fit with our existing business. Since we acquired 4-Antibody AG (“4-AB”) in February 2014, we have completed numerous additional strategic acquisitions and licensing transactions. The ultimate success of these strategic transactions entails numerous operational and financial risks, including:

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of September 30, 2016, we had spent approximately 20 years and $542.5 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of  pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 50 issued United States patents and approximately 130 issued foreign patents. We also own, co-own or have exclusive rights to approximately 45 pending United States patent applications and approximately 60 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”), uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Third parties may infringe or misappropriate our intellectual property, including our existing patents, patents that may issue to us in the future, or the patents of our licensors or licensees to which we have a license. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Further, we may not be able to prevent, alone or with our licensors or licensees, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

•

if our competitors file patent applications that claim technology also claimed by us or our licensors or licensees, we or our licensors or licensees may be required to participate in interference, derivation or other proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;

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

During the period from our initial public offering on February 4, 2000 to September 30, 2016, and the nine months ended September 30, 2016, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.72 and $7.20 per share, respectively. The average daily trading volume for the nine months ended September 30, 2016 was approximately 1,182,107 shares, while the average daily trading volume for the year ended December 31, 2015 was approximately 1,652,962. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2016, we had 87,115,524 shares of common stock outstanding. All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan, and to permit the sale of 150,000 shares of common stock under an inducement grant. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 19,943,489 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of September 30, 2016, an aggregate of approximately 29 million of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.0 million on the 24-month anniversary of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion, XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with Celexion, XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2016, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of September 30, 2016, options to purchase 11,761,554 shares of our common stock with a weighted average exercise price per share of $4.53 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2016, we had 10,599,495 vested options and 1,937,023 nonvested shares outstanding.

As of September 30, 2016, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	November 9, 2016	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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