Form 10-Q
period 2017-03-31
AGENUS INC
filed 2017-05-04
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(781) 674-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock as of April 26, 2017: 99,118,911 shares

Agenus Inc.

Three Months Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$113,863,956	$71,448,016
Short-term investments	9,960,187	4,988,751
Inventories	87,450	88,200
Accounts Receivable	6,774,982	11,352,022
Prepaid expenses	6,628,841	2,596,675
Other current assets	634,948	838,538
Total current assets	137,950,364	91,312,202
Property, plant and equipment, net of accumulated amortization and depreciation of $32,085,778 and $31,243,967 at March 31, 2017 and December 31, 2016, respectively	25,460,769	25,633,985
Goodwill	22,667,587	22,392,411
Acquired intangible assets, net of accumulated amortization of $3,780,707 and $3,193,092 at March 31, 2017 and December 31, 2016, respectively	15,907,296	16,364,726
Other long-term assets	1,282,662	1,282,662
Total assets	$203,268,678	$156,985,986
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	2,610,722	2,610,719
Accounts payable	4,817,614	5,428,452
Accrued liabilities	22,466,764	27,874,703
Other current liabilities	6,313,167	4,791,265
Total current liabilities	36,354,328	40,851,200
Long-term debt, net of current portion	134,156,906	130,542,424
Deferred revenue, net of current portion	11,692,151	12,344,782
Contingent purchase price considerations	7,365,000	7,561,000
Other long-term liabilities	4,795,558	4,812,846
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2017 and December 31, 2016; liquidation value of $32,470,942 at March 31, 2017	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 98,702,552 and 87,794,933 shares issued at March 31, 2017 and December 31, 2016, respectively	987,026	877,949
Additional paid-in capital	933,222,206	866,854,348
Accumulated other comprehensive loss	(1,661,398)	(1,529,559)
Accumulated deficit	(923,643,415)	(905,329,320)
Total stockholders’ equity (deficit)	8,904,735	(39,126,266)
Total liabilities and stockholders’ equity (deficit)	$203,268,678	$156,985,986

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Service	$—	$147,456
Research and development	26,955,843	5,811,420
Total revenues	26,955,843	5,958,876
Operating expenses:
Research and development	(32,639,991)	(25,038,478)
General and administrative	(7,769,508)	(9,231,521)
Contingent purchase price consideration fair value adjustment	196,000	342,000
Operating loss	(13,257,656)	(27,969,123)
Other expense:
Non-operating income	740,134	323,083
Interest expense, net	(4,585,657)	(4,132,463)
Net loss	(17,103,179)	(31,778,503)
Dividends on Series A-1 convertible preferred stock	(51,264)	(50,941)
Net loss attributable to common stockholders	$(17,154,443)	$(31,829,444)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.18)	$(0.37)
Weighted average number of common shares outstanding:
Basic and diluted	93,508,120	86,686,515

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	$(131,839)	$539,396
Unrealized loss on investments	—	(765)
Other comprehensive (loss) gain	(131,839)	538,631
Comprehensive loss	$(17,286,282)	$(31,290,813)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,103,179)	$(31,778,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,527,748	1,244,417
Share-based compensation	2,377,164	4,762,477
Non-cash interest expense	4,403,836	3,954,998
Loss on disposal of assets	29,287	—
Gain on issuance of stock for settlement of milestone obligation	(14,063)	—
Change in fair value of contingent obligations	(196,000)	(342,000)
Changes in operating assets and liabilities:
Accounts receivable	4,577,040	(369,445)
Prepaid expenses	(4,028,153)	(811,976)
Accounts payable	(1,076,393)	(2,263,635)
Deferred revenue	(652,631)	(1,537,574)
Accrued liabilities and other current liabilities	(3,947,380)	5,575,656
Other operating assets and liabilities	(728,288)	32,606
Net cash used in operating activities	(14,831,012)	(21,532,979)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	115,000	—
Purchases of plant and equipment	(417,002)	(1,536,948)
Purchases of held-to-maturity securities	(9,960,188)	(34,923,535)
Proceeds from securities held-to-maturity	5,000,000	—
Net cash used in investing activities	(5,262,190)	(36,460,483)
Cash flows from financing activities:
Net proceeds from sale of equity	61,836,887	—
Proceeds from employee stock purchases and option exercises	304,003	437,074
Payment under a purchase agreement for in-process research and development	—	(1,000,000)
Payment of capital lease obligation	(66,861)	—
Net cash provided by (used in) financing activities	62,074,029	(562,926)
Effect of exchange rate changes on cash	435,113	184,081
Net increase (decrease) in cash and cash equivalents	42,415,940	(58,372,307)
Cash and cash equivalents, beginning of period	71,448,016	136,702,873
Cash and cash equivalents, end of period	$113,863,956	$78,330,566
Supplemental cash flow information:
Cash paid for interest	$276,164	$276,164
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	463,719	333,045
Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	1,485,937	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical stage immuno-oncology company focused on the discovery and development of therapies that engage the body’s immune system to fight cancer. Our approach to cancer immunotherapy involves a diverse portfolio of antibody-based therapeutics, adjuvants and cancer vaccine platforms. We, in collaboration with our partners, are developing a number of immuno-modulatory antibodies against important nodes of immune regulation.  These include antibodies targeting CTLA-4, GITR, OX40 and PD-1 that are in clinical development. Our discovery pipeline consists of a number of proprietary checkpoint modulating (“CPM”) antibodies against innovative targets such as TIGIT and 4-1BB (also known as CD137).  We believe that tailored combination therapies are essential to combat some of the most resistant cancers.  Accordingly, our immune education strategy focuses on pursing antibodies as well as vaccine candidates in conjunction with adjuvants.  We are developing a comprehensive immuno-oncology portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to produce quality human antibodies;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVaxTM; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant (“QS-21 Stimulon”).

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

Our cash, cash equivalents, and short-term investments at March 31, 2017 were $123.8 million, an increase of $47.4 million from December 31, 2016.

The following table outlines our quarter end cash, cash equivalents and short-term investments balances and the changes therein.

Quarter Ended
March 31, 2017
Cash, cash equivalents and short-term investments	$123.8
Increase in cash, cash equivalents and short-term investments	$47.4
Cash used in operating activities	$(14.8)
Reported net loss	$(17.3)

We have incurred significant losses since our inception. As of March 31, 2017, we had an accumulated deficit of $923.6 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible and other notes, and interest income earned on cash, cash equivalents, and short-term investments balances. We believe that, based on our current plans and activities, our cash, cash equivalents and short-term investments balance of $123.8 million as of March 31, 2017 will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We expect to raise additional funds in advance of depleting our current funds. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.

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

For our foreign subsidiaries the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total stockholders’ equity (deficit).

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2017 and 2016, as they would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Warrants	4,351,450	4,351,450
Stock options	14,940,852	9,474,652
Nonvested shares	2,605,674	1,934,951
Convertible preferred stock	333,333	333,333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$96,809	$96,809	$38,913	$38,913
U.S. Treasury Bills	24,937	24,937	14,978	14,978
Total	$121,746	$121,746	$53,891	$53,891

For the three months ended March 31, 2017, we received proceeds of approximately $5.0 million from the maturity of U.S. Treasury Bills classified as short-term investments. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2017 and 2016.

Of the investments listed above, $111.8 million and $48.9 million have been classified as cash equivalents and $10.0 million and $5.0 million as short-term investments on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2017 (in thousands):

Balance, December 31, 2016	$22,392
Foreign currency translation adjustment	276
Balance, March 31, 2017	$22,668

Acquired intangible assets consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,436	$(2,868)	$13,568
Trademarks	4.5 years	806	(562)	244
Other	2-6 years	566	(351)	215
In-process research and development	Indefinite	1,880	—	1,880
Total		$19,688	$(3,781)	$15,907

	As of December 31, 2016
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,358	$(2,384)	$13,973
Trademarks	4.5 years	791	(505)	286
Other	2-6 years	563	(303)	260
In-process research and development	Indefinite	1,846	—	1,846
Total		$19,558	$(3,193)	$16,365

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.6 million for the remainder of 2017, $2.0 million for the year ending December 31, 2018, $1.9 million for the year ending December 31, 2019 and $1.9 million for each of the years ending December 31, 2020 and 2021.

Note E - Debt

Debt obligations consisted of the following as of March 31, 2017 and December 31, 2016(in thousands):

Debt instrument	Principal at March 31, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at March 31, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,764)	12,236
Note Purchase Agreement	100,000	23,451	(1,312)	(217)	121,922
Total long-term	$114,000	$23,451	$(1,312)	$(1,981)	$134,157
Total	$114,146	$23,451	$(1,312)	$(1,981)	$134,303

Debt instrument	Principal at December 31, 2016	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2016
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,311)	12,689
Note Purchase Agreement	100,000	19,421	(1,345)	(222)	117,853
Total long-term	$114,000	$19,421	$(1,345)	$(1,533)	$130,542
Total	$114,146	$19,421	$(1,345)	$(1,533)	$130,688

In June 2016, we executed a capital lease agreement that expires in June 2020 for equipment with a carrying value of approximately $0.9 million, which is included in property, plant and equipment, net on our condensed consolidated balance sheets as of March 31, 2017. Under the terms of the capital lease agreement, we will remit payments to the lessor of $216,000 for the remainder of 2017, $288,000 for each of the years 2018 through 2019 and $144,000 for the year ending December 31, 2020.  As of March 31, 2017, our remaining obligations under the capital lease agreement are approximately $0.8 million, of which $290,000 and $530,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

In March 2017, we and the holders of our subordinated notes issued in February 2015 (the “2015 Subordinated Notes”) entered into an Amendment to Notes and Warrants, pursuant to which the parties (i) extended the term of the 2013 Warrants by two years from April 15, 2017 to April 15, 2019 and (ii) extended the maturity date of the 2015 Notes by two years from February 20, 2018 to February 20, 2020.  This resulted in an additional debt discount of $0.7 million, which will be amortized using the effective interest method over three years, the expected life of the 2015 Subordinated Notes. The 2013 Warrants and 2015 Subordinated Notes are otherwise unchanged.

Note F - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Payroll	$3,116	$6,504
Professional fees	2,773	2,373
Contract manufacturing costs	8,252	10,492
Research services	6,388	5,639
Leasehold improvements	259	1,280
Other	1,679	1,587
Total	$22,467	$27,875

Other current liabilities consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Current portion of deferred purchase price	$4,000	$3,948
Liability-classified stock awards	1,982	511
Other	332	333
Total	$6,314	$4,792

Note G - Fair Value Measurements

We measure our cash equivalents and short-term investments and contingent purchase price considerations at fair value.  Our cash equivalents and short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

The fair values of our contingent purchase price considerations, $7.4 million, are based on significant inputs not observable in the market, which require it to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price considerations.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14,977	$14,977	$—	$—
Short-term investments	9,959	9,959	—	—
Total	$24,936	$24,936	$—	$—
Liabilities:
Contingent purchase price considerations	$7,365	$—	$—	$7,365
Total	$7,365	$—	$—	$7,365

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,990	$9,990	$—	$—
Short-term investments	4,988	4,988	—	—
Total	$14,978	$14,978	$—	$—
Liabilities:
Contingent purchase price consideration	$7,561	$—	$—	$7,561
Total	$7,561	$—	$—	$7,561

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2017 (in thousands):

Balance, December 31, 2016	$7,561
Change in fair value of contingent purchase price considerations during the period	(196)
Balance, March 31, 2017	$7,365

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at March 31, 2017 and December 31, 2016 was $132.7 million and $129.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at both March 31, 2017 and December 31, 2016 was $114.1 million.

Note H - Collaboration Agreement

On February 14, 2017, we amended our License, Development and Commercialization Agreement, dated January 9, 2015, with Incyte Corporation (“Incyte”) by entering into a First Amendment to License, Development and Commercialization Agreement (the “Amendment”). Pursuant to the terms of the Amendment, the GITR and OX40 programs immediately converted from profit-share programs to royalty-bearing programs and we became eligible to receive a flat 15% royalty on global net sales should any candidates from either of these two programs be approved. Incyte is now responsible for global development and commercialization and all associated costs for these programs. In addition, the profit-share programs relating to the two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to us. Should any of those programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales. The terms for the remaining three royalty-bearing programs targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, with Incyte being responsible for global development and commercialization and all associated costs. The Amendment gives Incyte exclusive rights and all decision-making authority for manufacturing, development, and commercialization with respect to all royalty-bearing programs.

In connection with the Amendment, Incyte paid us $20.0 million in accelerated milestones related to the clinical development of the antibody candidates targeting GITR and OX40. We are now eligible to receive up to an additional $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. The Company recognized the $20.0 million received as revenue during the three months ended March 31, 2017.

On February 14, 2017, we also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Incyte, pursuant to which Incyte purchased 10 million shares of our common stock (the “Shares”) at a purchase price of $6.00 per share. Immediately following the transaction, Incyte owned approximately 18.1% of our outstanding shares. Under the Stock Purchase Agreement, Incyte agreed not to dispose of any of the Shares for a period of 12 months and to vote the Shares in accordance with the recommendations of the Agenus board of directors in connection with certain equity incentive plan or compensation matters for a period of 18 months, and we agreed to certain registration rights with respect to the Shares. Under the Amendment, the parties also revised the existing standstill provision to permit Incyte’s acquisition of the Shares, but Incyte is precluded from acquiring any additional shares of our voting stock until December 31, 2019.

Note I - Share-based Compensation Plans

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

A summary of option activity for the three months ended March 31, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	11,693,400	$4.51
Granted	3,504,682	3.78
Exercised	(33,715)	3.15
Forfeited	(171,373)	5.45
Expired	(52,142)	6.47
Outstanding at March 31, 2017	14,940,852	$4.33	7.88	$2,274,218
Vested or expected to vest at March 31, 2017	14,940,852	$4.33	7.88	$2,274,218
Exercisable at March 31, 2017	7,184,446	$4.50	6.30	$2,134,535

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2017 and 2016 were $1.90 and $1.83, respectively.

As of March 31, 2017, $15.8 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.7 years.

As of March 31, 2017, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $1.1 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the three months ended March 31, 2017 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,942,476	$6.45
Granted	700,050	3.77
Vested	(6,250)	4.24
Forfeited	(30,602)	8.78
Outstanding at March 31, 2017	2,605,674	$5.71

As of March 31, 2017, there was approximately $8.9 million of unrecognized share-based compensation expense related to these nonvested shares awarded to employees which pertained primarily to performance based awards for which, if all milestones are achieved, will be recognized over a 1.9 year period.  The total intrinsic value of shares vested during the three months ended March 31, 2017, was $26,000.

During the three months ended March 31, 2017, 56,627 shares were issued under the 2009 Employee Stock Purchase Plan, 6,250 shares were issued as a result of the vesting of nonvested stock and 33,715 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2017 and 2016, was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,127	$2,290
General and administrative	1,250	2,472
Total share-based compensation expense	$2,377	$4,762

Note J - Benefit Plans

We maintain a multiple employer benefit plan that covers certain international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.

For the three months ended March 31, 2017 and 2016, we contributed approximately $42,000 and $39,000, respectively, to our international multiple employer benefit plan. For the remainder of the year ending December 31, 2017, we expect to contribute approximately $134,000 to our international multiple employer benefit plan.

Note K - Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 provides for the simplification of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 applies to all entities and is effective for the annual effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 on January 1, 2017, and recorded a cumulative adjustment of $1.2 million in retained earnings to reflect the retrospective change in awards expected to vest.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance regarding the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company in the first quarter of 2018, with early adoption permitted, and prospective application required. We will apply the provisions of ASU 2017-01 to any relevant transactions no later than the first quarter of 2018 and may consider earlier adoption for relevant transactions which occur in 2017.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2017 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

Overview

We are a clinical-stage immuno-oncology (“I-O”) company focused on the discovery and development of therapies that engage the body’s immune system to fight cancer. Our approach to cancer immunotherapy involves a diverse portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccine platforms. We, in collaboration with our partners, are developing a number of immuno-modulatory antibodies against important nodes of immune regulation. These include antibodies targeting CTLA-4, GITR, OX40, and PD-1 that are in clinical development. Our discovery pipeline includes a number of proprietary checkpoint modulating (“CPM”) antibodies against innovative targets such as TIGIT and 4-1BB (also known as CD137). We believe that tailored combination therapies are essential to combat some of the most resistant cancers. Accordingly, our immune education strategy focuses on pursuing antibodies as well as vaccine candidates in conjunction with adjuvants.

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

We also have our own good manufacturing practices manufacturing facility with the capacity to support early phase clinical programs.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We are currently collaborating with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than 10 antibody programs, including our anti-CTLA-4 (partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 (both partnered with Incyte) antibody programs that each commenced clinical trials during 2016, and our anti-PD-1 antibody that recently entered the clinic. In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs. We are now eligible to receive royalties on global net sales at a flat 15% rate for each of these programs. There are now no more profit-share programs under the collaboration, and we are eligible to receive up to a total of $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of an anti-GITR agonist and an anti-OX40 agonist. Concurrent with the execution of the amendment, we and Incyte also entered into a separate stock purchase agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us.

In addition to our antibody platforms and CPM programs, we are also advancing a series of vaccine programs to treat cancer. In January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), which is a double-blind, randomized controlled Phase 2 trial that will evaluate the effect of our autologous vaccine candidate, Prophage, in combination with pembrolizumab (Keytruda®, Merck & Co., Inc. (“Merck”)) in patients with ndGBM. Under this collaboration, we are suppling Prophage, Merck is providing pembrolizumab and the NCI and Brain Tumor Trials Collaborative (“BTTC”) member sites are recruiting patients and conducting the trial. We also initiated our first clinical trial for our synthetic vaccine candidate, AutoSynVax (“ASV”) earlier this year.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs that target prophylactic or therapeutic impact in a variety of infectious diseases and cancer. These programs are in various stages, with the most advanced being GSK’s shingles and malaria programs, which GSK first announced positive Phase 3 results for in December 2014 and October 2013, respectively. In 2015, we monetized a portion of the future royalties we are contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78.2 million. In 2016, GSK filed for approval of its shingles vaccine candidate in the United States, European Union and Canada, and in 2017 it filed for approval in Japan.  Assuming regulatory approval, the first products containing QS-21 Stimulon are anticipated to be launched by GSK in 2018.  We do not incur clinical development costs for products partnered with GSK.

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

Historical Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue: We recognized revenue of approximately $27.0 million and $6.0 million during the three months ended March 31, 2017 and 2016, respectively. Revenues primarily included fees earned under our license agreements, including $20.0 million for the three months ended March 31, 2017 related to the acceleration of milestone payments, and $6.3 million and $4.1 million for the three months ended March 31, 2017 and 2016, respectively, related to the reimbursement of development costs under our License, Development and Commercialization Agreement, dated January 9, 2015, with Incyte. During the three months ended March 31, 2017 and 2016, we recorded revenue of $0.7 million and $1.5 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 30% to $32.6 million for the three months ended March 31, 2017 from $25.0 million for the three months ended March 31, 2016. Increased expenses in 2017 include a $3.5 million increase in third-party services and other expenses related primarily to the advancement of our CPM programs, and a $2.9 million increase related to milestones and license fees.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 16% to $7.8 million for the three months ended March 31, 2017 from $9.2 million for the three months March 31, 2016. Decreased general and administrative expenses in 2017 primarily relate to a $1.3 million decrease in share-based compensation expense due to the recognition of a performance grant during the quarter ended March 31, 2016.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations during the period.  The fair value of our contingent purchase price considerations is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating income: Non-operating income increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in our foreign currency gain.

Interest expense, net: Interest expense, net increased to approximately $4.6 million for the three months ended March 31, 2017 from $4.1 million for the three months ended March 31, 2016 due to the compounding of interest on our debt under our Note Purchase Agreement.

Research and Development Programs

For the three months ended March 31, 2017, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2017	2016	2015	2014	Prior to 2014	Total
Heat shock proteins for cancer	Prophage Vaccines	$4,611	$8,202	$5,508	$6,153	$303,528	$328,002
Antibody programs*		25,288	83,919	63,290	13,422	—	185,919
Heat shock proteins for infectious diseases	HerpV	19	11	293	2,443	30,309	33,075
Vaccine adjuvant	QS-21 Stimulon	8	77	142	321	13,336	13,884
Other research and development programs		2,714	2,761	1,211	10	33,556	40,252
Total research and development expenses		$32,640	$94,970	$70,444	$22,349	$380,729	$601,132

*	Prior to 2014, costs were incurred by Agenus Switzerland Inc. (formerly known as 4-Antibody AG), a company we acquired in February 2014.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are early stage, and because further development of HSP-based vaccines is dependent clinical trial results, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. Active programs involving QS-21 Stimulon depend on our licensee successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $923.6 million as of March 31, 2017. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2017, we have raised aggregate net proceeds of approximately $904.5 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Shelf Registration Statement”), which originally covered the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. As of March 31, 2017, $66.2 million remained available under the Shelf Registration Statement. The Shelf Registration Statement also includes a prospectus covering the offer, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent. As of March 31, 2017, we had 9.1 million shares available for sale under the Sales Agreement.

As of March 31, 2017, we had debt outstanding of $114.1 million in principal, and $23.5 million in accrued interest. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. We and our wholly-owned subsidiary Antigenics LLC (“Antigenics”) entered into the NPA with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes. The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

Our cash, cash equivalents, and short-term investments at March 31, 2017 were $123.8 million, an increase of $47.4 million from December 31, 2016. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $123.8 million as of March 31, 2017 will be sufficient to satisfy our liquidity requirements through the first half of 2018. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $141.8 million over the term of the related activities. Through March 31, 2017, we have expensed $104.2 million as research and development expenses and $97.5 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $8.6 million, of which $7.4 million have been paid as of March 31, 2017. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 was $14.8 million and $21.5 million, respectively. Subject to regulatory submission and approval, the first products containing QS-21 Stimulon are anticipated to be launched in 2018. We are generally entitled to royalties on sales by GSK of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into the NPA and partially monetized the potential royalties we are entitled to receive from GSK. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted under Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 provides for the simplification of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 applies to all entities and is effective for the annual effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 on January 1, 2017, and recorded a cumulative adjustment of $1.2 million in retained earnings to reflect the retrospective change in awards expected to vest.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance regarding the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company in the first quarter of 2018, with early adoption permitted, and prospective application required.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2017 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 20% and 39% of our cash used in operations for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company with operations in Switzerland, and Agenus UK Limited, with operations in England.  There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

We had cash, cash equivalents and short-term investments at March 31, 2017 of $123.8 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our net losses for the years ended December 31, 2016, 2015, and 2014, were $127.2 million, $87.9 million, and $42.5 million, respectively. During the three months ended March 31, 2017, we generated a net loss of $17.1 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On March 31, 2017, we had $123.8 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources as of March 31, 2017 will be sufficient to satisfy our liquidity requirements through the first half of 2018. We expect to attempt to secure additional funds before our current funds are depleted, although additional funding may not be available on favorable terms, or at all.

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

There are a number of factors that will influence our future capital requirements, including, without limitation, the following:

•	the number and characteristics of the product candidates we and our partners pursue;
•	our and our partners’ ability to successfully develop, manufacture, and commercialize product candidates;
•	the scope, progress, results and costs of researching and developing our product candidates and conducting pre-clinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our and our licensees’ product candidates;
•	the cost of manufacturing;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights;
•	the costs associated with any successful commercial operations; and
•	the timing, receipt and amount of sales of, or royalties on, our future products and those of our partners, if any.

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

We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.

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

If Incyte terminates our collaboration agreement, we may need to raise additional capital and may need to identify and come to agreement with another collaboration partner to advance certain of our antibody programs. Even if we are able to find another partner, this effort could cause delays in our timelines and/or additional expenses, which could adversely affect our business prospects and the future of our antibody product candidates under the collaboration.

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

We have undergone significant growth across multiple locations over the past few years, and are focusing on further enhancing core areas and capabilities as we move towards commercialization.  In addition, we have consolidated certain sites while expanding others to focus on our core priorities and future needs.  We may encounter difficulties in managing these growth and/or consolidation efforts, either of which could disrupt our operations.

Since our acquisition of 4-Antibody in January 1, 2014 we have nearly tripled our headcount, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally. While we have recently embarked on consolidation efforts, we expect to continue increasing our headcount in certain core areas as we continue to build our development, manufacturing and commercialization capabilities and integrate our acquired technology platforms. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

As part of our efforts to optimize efficiency across our organization, we closed our Jena office in 2016 and consolidated these operations in the United Kingdom and Switzerland. We also recently announced a reduction in force in our Lexington, MA facility in line with our prioritization efforts, including certain members of management, and that we are closing down our office in Basel, Switzerland and will transfer our research and development assets and capabilities there to the United Kingdom. We are currently winding down our operation in Switzerland and expect to transfer all of the assets and capabilities by the end of 2017.  If these transition efforts are delayed or unsuccessful, or if we identify management or operational gaps in connection with our changes, this could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations.

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

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, subjects were not followed long enough to determine whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. We do not expect to advance this program into a Phase 3 trial, but we have initiated our ASV synthetic cancer vaccine program based on our prior findings with this platform. We initiated our first clinical trial for our first AutoSynVax product candidate in April 2017; however, there is no guarantee that results of this trial or any potential future clinical trials will be positive. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

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

Biopharmaceutical manufacturing is also subject to extensive government regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of a product candidate. In addition, facilities are subject to on-going inspections and routine audits, and minor changes in manufacturing processes may require additional regulatory approvals and audits, either of which could cause us to incur significant additional costs, set-backs or delays and eventual loss of revenue.

Risks associated with doing business internationally could negatively affect our business.

We have research and development operations in Switzerland and the United Kingdom; however, we recently announced that we are closing our Switzerland office and transferring our capabilities there to the United Kingdom. We expect to pursue pathways to develop and commercialize our product candidates in both U.S. and non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the United Kingdom’s withdrawal from the European Union or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in preclinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs currently in clinical stage development targeting PD-1, CTLA-4, GITR and OX40. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) Bristol-Myers Squibb (“BMS”) markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agonists to GITR and OX-40, (2) Merck has an approved anti-PD-1 antibody in the United States, and is developing an anti-GITR agonist, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca/Medimmune has anti-CTLA-4, PD-1, PD-L1, GITR and OX40 targeting antibodies in development, (5) Pfizer has an approved anti-PD-L1 (with Merck KgA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, (6) Novartis has anti-PD-1, anti-PD-L1 and anti-GITR antibodies in clinical trials, and (7) Roche/Genentech has an approved anti-PD-L1 and an anti-OX40 antibody in clinical development. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including Tesaro, Beigene, Regeneron, CureTech, Eli Lilly, Jiangsu HengRui Medicine, Shanghai Junshi and Macrogenics. We are also aware of competitors with preclinical antibodies against these targets. In addition, we are also aware of competitors with clinical stage antibodies against targets in our earlier stage programs such as TIM-3, LAG-3, 4-1BB, TIGIT and other undisclosed targets. These include, but are not limited to, BMS, Pfizer, Novartis, Merck, Roche, Tesaro and Regeneron. Additionally, we are also aware of competitors with assets against these targets that are in preclinical development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are planning to develop our anti PD-1 antibody in second line cervical cancer. We are aware of exploratory, industry sponsored clinical trials that are underway in cervical cancer. Our competitors include, but are not restricted to, Merck (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with anti-CTLA-4 or anti-LAG-3), Advaxis (HPV targeting vaccine alone or in combination with AstraZeneca’s anti-PD-L1 antibody) and Lion Biotechnologies (autologous TILs). Additionally, we are also aware of other early stage clinical trials testing alternate CPM targets in cervical cancer patients. These include, but are not restricted to, PD-L1 + IDO (Roche), VISTA (Janssen), OX40 +/- 4-1BB (Pfizer) and PD-1 + IDO (BMS).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in clinical development. We are aware of many companies pursuing personalized cancer vaccines in preclinical or clinical development, including, without limitation, the following: Neon Therapeutics, Gritstone Oncology, Advaxis, BioNTech, Moderna and Merck, Nouscom, Immatics and Green Peptides.

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

As previously noted, our ability to advance our antibody programs depends in part on collaboration agreements such as our collaboration with Incyte. See “Risk Factors—Risks Related to Our Business—We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.” In addition, from time to time we engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements, our efforts to develop and/or commercialize our product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.

Because we rely on collaborators and licensees for the development and commercialization of certain of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015, we began a broad collaboration with Incyte to pursue the discovery and development of antibodies. See “Risk Factors-Risks Related to our Business—We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.” Furthermore, we have a collaboration arrangement with Recepta for CTLA-4 and PD-1, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of GSK, our licensee. Such product candidates depend on GSK successfully enrolling patients and completing clinical trials, being committed to dedicating the resources necessary to advance these product candidates, obtaining regulatory approvals, and successfully manufacturing and commercializing product candidates.

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

Both Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, and Dr. Jean-Marie Cuillerot, our Chief Medical Officer who joined the Company in July 2016, are integral to building our company and developing our technology. If either Dr. Armen or Dr. Cuillerot is unable or unwilling to continue his relationship with Agenus, our business may be adversely impacted. We have employment agreements with both Dr. Armen and Dr. Cuillerot. They both play important roles in our day-to-day activities. We do not carry key employee insurance policies for Dr. Armen, Dr. Cuillerot or any other employee.

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

We rely on a small staff of highly trained and experienced senior management and scientific, administrative and operations personnel and consultants to conduct our business in certain key areas of our organization. The competition for qualified personnel in the biotechnology field is intense, and if we are not able to continue to attract and retain qualified personnel and/or maintain positive relationships with our outside consultants, we may not be able to achieve our strategic and operational objectives. Moreover, in connection with our recently announced restructuring activities, certain positions on our management team were eliminated and Dr. Robert Stein retired from his role as President of R&D to become a senior R&D advisor to the Company. Any key capability gaps identified following this restructuring could have a material adverse effect on our business, financial condition and results of operations.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of March 31, 2017, we had spent approximately 20 years and $601.1 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 40 issued United States patents and approximately 125 issued foreign patents. We also own, co-own or have exclusive rights to approximately 30 pending United States patent applications and approximately 70 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

During the period from our initial public offering on February 4, 2000 to March 31, 2017, and the three months ended March 31, 2017, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.69 and $4.54 per share, respectively. The average daily trading volume for the three months ended March 31, 2017 was approximately 1,200,268 shares, while the average daily trading volume for the year ended December 31, 2016 was approximately 1,207,067. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 31, 2017, we had 98,702,552 shares of common stock outstanding. All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan, and to permit the sale of 150,000 shares of common stock under an inducement grant. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 20,101,002 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of March 31, 2017, an aggregate of approximately 33million of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.0 million on the 24-month anniversary of the Closing Date payable at our discretion in cash, shares of our common stock, or any combination thereof. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. Pursuant to a technology transfer and license agreement that we entered into with Iontas Limited (“Iontas”) in September 2015, we agreed to pay up to an aggregate of $3,500,000 upon the completion of certain milestones, payable in cash or shares of our common stock at our election. In November 2016, we issued 157,513 shares of our common stock to Iontas as consideration for a $1.0 million milestone payment, and in January 2017 we filed a registration statement to provide for the resale of these shares. In March 2017, we issued an additional 373,351 shares of our common stock to Iontas as consideration for a $1.5 million milestone payment and amended the registration statement to incorporate these additional shares. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion, XOMA, Iontas or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with Celexion, XOMA, Iontas and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2017, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of March 31, 2017, options to purchase 14,940,852 shares of our common stock with a weighted average exercise price per share of $4.33 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2017, we had 7,184,446 vested options and 2,605,674 nonvested shares outstanding.

As of March 31, 2017, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2016, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

Date:	May 4, 2017	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

4.1	Stock Purchase Agreement dated as of February 14, 2017, by and between Agenus Inc. and Incyte Corporation. Filed herewith.

4.2

Amendment to Notes and Warrants dated as of March 15, 2017 by and among Agenus Inc. and the Investors listed therein. Filed as Exhibit 4.27 to our Annual Report on Form 10-K (File No. 000-29089) for the year ended December 31, 2016 and incorporated herein by reference.

10.1(1)

First Amendment to License, Development and Commercialization Agreement dated as of February 14, 2017 by and among Agenus Inc., Agenus Switzerland Inc. (f/k/a 4-Antibody AG) and Incyte Europe Sarl. Filed herewith.

10.2

Employment Agreement dated as of March 10, 2017 by and between Agenus Inc. and Dr. Jean-Marie Cuillerot. Filed as Exhibit 10.16 to our Annual Report on Form 10-K (File No. 000-29089) for the year ended December 31, 2016 and incorporated herein by reference.

10.3	Separation Agreement dated as of April 1, 2017 by and between Agenus Inc. and Dr. Robert Stein. Filed herewith.

10.4	Consulting Agreement dated as of April 1, 2017 by and between Agenus Inc. and Dr. Robert Stein. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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