Form 10-Q
period 2017-06-30
AGENUS INC
filed 2017-08-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Number of shares outstanding of the issuer’s Common Stock as of July 31, 2017: 99,712,305 shares

Agenus Inc.

Six Months Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$81,829,729	$71,448,016
Short-term investments	14,936,047	4,988,751
Inventories	87,000	88,200
Accounts Receivable	3,943,904	11,352,022
Prepaid expenses	8,943,072	2,596,675
Other current assets	950,615	838,538
Total current assets	110,690,367	91,312,202
Property, plant and equipment, net of accumulated amortization and depreciation of $33,096,539 and $31,243,967 at June 30, 2017 and December 31, 2016, respectively	25,575,340	25,633,985
Goodwill	23,351,728	22,392,411
Acquired intangible assets, net of accumulated amortization of $4,420,834 and $3,193,092 at June 30, 2017 and December 31, 2016, respectively	15,590,903	16,364,726
Other long-term assets	1,282,662	1,282,662
Total assets	$176,491,000	$156,985,986
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$146,061
Current portion, deferred revenue	2,645,302	2,610,719
Accounts payable	4,571,916	5,428,452
Accrued liabilities	20,569,516	27,874,703
Other current liabilities	4,979,607	4,791,265
Total current liabilities	32,912,402	40,851,200
Long-term debt, net of current portion	138,530,646	130,542,424
Deferred revenue, net of current portion	11,192,448	12,344,782
Contingent purchase price considerations	6,500,000	7,561,000
Other long-term liabilities	4,836,323	4,812,846
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2017 and December 31, 2016; liquidation value of $32,522,287 at June 30,2017	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 99,602,582 and 87,794,933 shares issued at June 30, 2017 and December 31, 2016, respectively	996,026	877,949
Additional paid-in capital	938,412,195	866,854,348
Accumulated other comprehensive loss	(2,289,854)	(1,529,559)
Accumulated deficit	(954,599,502)	(905,329,320)
Total stockholders’ deficit	(17,480,819)	(39,126,266)
Total liabilities and stockholders’ deficit	$176,491,000	$156,985,986

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Service	$—	$—	$—	$147,456
Research and development	4,207,573	6,592,285	31,163,416	12,403,705
Total revenues	4,207,573	6,592,285	31,163,416	12,551,161
Operating expenses:
Research and development	(25,824,431)	(22,361,786)	(58,464,422)	(47,400,264)
General and administrative	(8,136,252)	(7,117,232)	(15,905,760)	(16,348,753)
Contingent purchase price consideration fair value adjustment	865,000	(721,000)	1,061,000	(379,000)
Operating loss	(28,888,110)	(23,607,733)	(42,145,766)	(51,576,856)
Other expense:
Non-operating income	1,649,811	(508,794)	2,389,946	(185,711)
Interest expense, net	(4,474,743)	(4,203,352)	(9,060,400)	(8,335,815)
Net loss	(31,713,042)	(28,319,879)	(48,816,220)	(60,098,382)
Dividends on Series A-1 convertible preferred stock	(51,344)	(51,021)	(102,608)	(101,962)
Net loss attributable to common stockholders	$(31,764,386)	$(28,370,900)	$(48,918,828)	$(60,200,344)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.32)	$(0.33)	$(0.51)	$(0.69)
Weighted average number of common shares outstanding:
Basic and diluted	99,201,975	86,964,777	96,370,777	86,825,646

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	$(628,456)	$(143,543)	$(760,295)	$395,088
Other comprehensive (loss) gain	(628,456)	(143,543)	(760,295)	395,088
Comprehensive loss	$(32,392,842)	$(28,514,443)	$(49,679,123)	$(59,805,256)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(48,816,220)	$(60,098,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,057,142	2,519,873
Share-based compensation	5,129,035	6,317,596
Non-cash interest expense	8,783,464	7,983,749
Loss on disposal of assets	9,209	—
Gain on issuance of stock for settlement of milestone obligation	(14,063)	—
Change in fair value of contingent obligations	(1,061,000)	379,000
Changes in operating assets and liabilities:
Accounts receivable	7,408,118	434,257
Prepaid expenses	(6,330,969)	(802,505)
Accounts payable	(1,225,694)	474,526
Deferred revenue	(1,117,884)	(2,629,753)
Accrued liabilities and other current liabilities	(6,032,357)	5,385,328
Other operating assets and liabilities	(2,000,691)	11,452
Net cash used in operating activities	(42,211,910)	(40,024,859)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	120,000	—
Purchases of plant and equipment	(1,405,932)	(3,164,423)
Purchases of held-to-maturity securities	(14,936,047)	(49,895,350)
Proceeds from securities held-to-maturity	5,000,000	35,000,000
Net cash used in investing activities	(11,221,979)	(18,059,773)
Cash flows from financing activities:
Net proceeds from sale of equity	63,677,302	—
Proceeds from employee stock purchases and option exercises	342,476	471,357
Purchase of treasury shares to satisfy tax withholdings	(527,223)	(667,050)
Payment under a purchase agreement for in-process research and development	—	(5,000,000)
Payment of capital lease obligation	(133,300)	(24,110)
Net cash provided by (used in) financing activities	63,359,255	(5,219,803)
Effect of exchange rate changes on cash	456,347	(696)
Net increase (decrease) in cash and cash equivalents	10,381,713	(63,305,131)
Cash and cash equivalents, beginning of period	71,448,016	136,702,873
Cash and cash equivalents, end of period	$81,829,729	$73,397,742
Supplemental cash flow information:
Cash paid for interest	$555,397	$555,397
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	355,814	62,219
Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	1,485,937	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Our cash, cash equivalents, and short-term investments at June 30, 2017 were $96.8 million, an increase of $20.3 million from December 31, 2016.

The following table outlines our quarter end cash, cash equivalents and short-term investments balances and the changes therein.

	Quarter Ended
	March 31, 2017	June 30, 2017
Cash, cash equivalents and short-term investments	$123.8	$96.8
Increase (decrease) in cash, cash equivalents and short-term investments	$47.4	$(27.0)
Cash used in operating activities	$14.8	$27.4
Reported net loss	$17.3	$31.7

 As of December 31, 2016, we along with all public companies, adopted the provisions of Accounting Standards Update 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to assess the Company’s ability to continue as a going concern for twelve months after the date each periodic financial statement is issued.  This disclosure is a result of and in accordance with the provisions of this standard.  We have incurred significant losses since our inception. As of June 30, 2017, we had an accumulated deficit of $954.6 million. Since our inception, we have successfully financed our operations primarily through the sale of equity and convertible and other notes, corporate partnerships, and interest income earned on cash, cash equivalents, and short-term investments balances. Based on our current plans and activities, our cash, cash equivalents and short-term investments balance of $96.8 million as of June 30, 2017 would only be sufficient to satisfy our liquidity requirements through the first quarter of 2018 without any additional funding before that time, which we anticipate.  Regardless of this anticipated funding, in accordance with ASU 2014-15 this is deemed to be a condition which raises substantial doubt regarding our ability to continue as a going concern for at least one year from when these financial statements were issued.  In order to continue as a going concern, we expect to raise additional funding from currently contemplated transactions before year end. We also continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. We anticipate raising additional funding by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.  We believe the execution of one or more of these transactions will enable us to fund our planned operations for at least one year from when these financial statements were issued.  Our ability to address our liquidity needs will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future as well as the execution of one or more of the aforementioned contemplated transactions.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.

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

For our foreign subsidiaries the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total stockholders’ deficit.

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, nonvested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2017 and 2016, as they would be anti-dilutive:

	Six Months Ended June 30,
	2017	2016
Warrants	4,351,450	4,351,450
Stock options	15,287,781	11,659,125
Nonvested shares	2,022,324	1,999,294
Convertible preferred stock	333,333	333,333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$60,669	$60,669	$38,913	$38,913
U.S. Treasury Bills	34,890	34,890	14,978	14,978
Total	$95,559	$95,559	$53,891	$53,891

For the six months ended June 30, 2017, we received proceeds of approximately $5.0 million from the maturity of U.S. Treasury Bills classified as short-term investments. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2017 and 2016.

Of the investments listed above, $80.6 million and $48.9 million have been classified as cash equivalents and $14.9 million and $5.0 million as short-term investments on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2017 (in thousands):

Balance, December 31, 2016	$22,392
Foreign currency translation adjustment	960
Balance, June 30, 2017	$23,352

Acquired intangible assets consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,630	$(3,374)	$13,256
Trademarks	4.5 years	842	(631)	211
Other	2-6 years	575	(416)	159
In-process research and development	Indefinite	1,965	—	1,965
Total		$20,012	$(4,421)	$15,591

	As of December 31, 2016
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,358	$(2,384)	$13,973
Trademarks	4.5 years	791	(505)	286
Other	2-6 years	563	(303)	260
In-process research and development	Indefinite	1,846	—	1,846
Total		$19,558	$(3,193)	$16,365

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.1 million for the remainder of 2017, $2.0 million for the year ending December 31, 2018, $1.9 million for the year ending December 31, 2019 and $1.9 million for each of the years ending December 31, 2020 and 2021.

Note E - Debt

Debt obligations consisted of the following as of June 30, 2017 and December 31, 2016(in thousands):

Debt instrument	Principal at June 30, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at June 30, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,642)	12,358
Note Purchase Agreement	100,000	27,664	(1,279)	(212)	126,173
Total long-term	$114,000	$27,664	$(1,279)	$(1,854)	$138,531
Total	$114,146	$27,664	$(1,279)	$(1,854)	$138,677

Debt instrument	Principal at December 31, 2016	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2016
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,311)	12,689
Note Purchase Agreement	100,000	19,421	(1,345)	(222)	117,853
Total long-term	$114,000	$19,421	$(1,345)	$(1,533)	$130,542
Total	$114,146	$19,421	$(1,345)	$(1,533)	$130,688

In June 2016, we executed a capital lease agreement that expires in June 2020 for equipment with a carrying value of approximately $0.9 million, which is included in property, plant and equipment, net on our condensed consolidated balance sheets as of June 30, 2017. Under the terms of the capital lease agreement, we will remit payments to the lessor of $144,000 for the remainder of 2017, $288,000 for each of the years 2018 through 2019 and $144,000 for the year ending December 31, 2020.  As of June 30, 2017, our remaining obligations under the capital lease agreement are approximately $0.8 million, of which $290,000 and $465,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

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

Note F - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Payroll	$4,757	$6,504
Professional fees	3,968	2,373
Contract manufacturing costs	5,270	10,492
Research services	5,224	5,639
Leasehold improvements	10	1,280
Other	1,341	1,587
Total	$20,570	$27,875

Other current liabilities consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Current portion of deferred purchase price	$4,000	$3,948
Other	980	843
Total	$4,980	$4,791

Note G - Fair Value Measurements

We measure our cash equivalents and short-term investments and contingent purchase price considerations at fair value.  Our cash equivalents and short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

The fair values of our contingent purchase price considerations, $6.5 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price considerations.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,954	$19,954	$—	$—
Short-term investments	14,936	14,936	—	—
Total	$34,890	$34,890	$—	$—
Liabilities:
Contingent purchase price considerations	$6,500	$—	$—	$6,500
Total	$6,500	$—	$—	$6,500

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,990	$9,990	$—	$—
Short-term investments	4,988	4,988	—	—
Total	$14,978	$14,978	$—	$—
Liabilities:
Contingent purchase price consideration	$7,561	$—	$—	$7,561
Total	$7,561	$—	$—	$7,561

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2017 (in thousands):

Balance, December 31, 2016	$7,561
Change in fair value of contingent purchase price considerations during the period	(1,061)
Balance, June 30, 2017	$6,500

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at June 30, 2017 and December 31, 2016 was $136.5 million and $129.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at both June 30, 2017 and December 31, 2016 was $114.1 million.

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

In connection with the Amendment, Incyte paid us $20.0 million in accelerated milestones related to the clinical development of the antibody candidates targeting GITR and OX40. We are now eligible to receive up to an additional $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. The Company recognized the $20.0 million received as revenue during the six months ended June 30, 2017.

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

A summary of option activity for the six months ended June 30, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	11,693,400	$4.52
Granted	4,020,507	3.78
Exercised	(45,950)	3.14
Forfeited	(249,163)	5.02
Expired	(131,013)	6.67
Outstanding at June 30, 2017	15,287,781	$4.30	7.66	$3,318,756
Vested or expected to vest at June 30, 2017	15,285,056	$4.30	7.66	$3,318,756
Exercisable at June 30, 2017	7,798,961	$4.48	6.26	$2,628,920

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2017 and 2016 were $1.94 and $1.83, respectively.

As of June 30, 2017, $12.8 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.6 years.

As of June 30, 2017, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $1.7 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted nonvested stock. The fair value of nonvested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of nonvested stock activity for the six months ended June 30, 2017 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,942,476	$6.45
Granted	700,050	1.80
Vested	(580,427)	7.75
Forfeited	(39,775)	8.78
Outstanding at June 30, 2017	2,022,324	$4.42

As of June 30, 2017, there was approximately $7.8 million of unrecognized share-based compensation expense related to these nonvested shares awarded to employees which pertained primarily to performance based awards for which, if all milestones are achieved, will be recognized over a 1.3 year period.  The total intrinsic value of shares vested during the six months ended June 30, 2017, was $2.0 million.

During the six months ended June 30, 2017, 56,627 shares were issued under the 2009 Employee Stock Purchase Plan, 580,427 shares were issued as a result of the vesting of nonvested stock and 45,950 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2017 and 2016, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,272	$581	$2,399	$2,872
General and administrative	1,480	974	2,730	3,446
Total share-based compensation expense	$2,752	$1,555	$5,129	$6,318

Note J - Benefit Plans

We maintain a multiple employer benefit plan that covers certain international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.

For the three and six months ended June 30, 2017, we contributed approximately $41,000 and $83,000, respectively, and for the three and six months ended June 30, 2016 we contributed approximately $39,000 and $78,000, respectively to our international multiple employer benefit plan. For the remainder of the year ending December 31, 2017, we expect to contribute approximately $74,000 to our international multiple employer benefit plan.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Footnote 15 provides details on our current lease arrangements. While we continue to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Upon adoption, based on leases in place as of December 31, 2016, we expect to recognize assets and liabilities of approximately $13.8 million related to our operating leases. The adoption of ASC 842 is not expected to have a material impact on our results of operations or cash flows.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance regarding the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company in the first quarter of 2018, with early adoption permitted, and prospective application required. We will apply the provisions of ASU 2017-01 to any relevant transactions no later than the first quarter of 2018 and may consider earlier adoption for relevant transactions which occur in 2017.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements, absent any goodwill impairment.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, is not expected to have any impact on our financial statement presentation or disclosures.

No other new accounting pronouncement issued or effective during the six months ended June 30, 2017 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We are currently collaborating with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than 10 antibody programs, including our anti-CTLA-4 (partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 (both partnered with Incyte) antibody programs that each commenced clinical trials during 2016, and our anti-PD-1 antibody that in April 2017 entered the clinic. In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs. We are now eligible to receive royalties on global net sales at a flat 15% rate for each of these programs. There are now no more profit-share programs under the collaboration, and we are eligible to receive up to a total of $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of an anti-GITR agonist and an anti-OX40 agonist. Concurrent with the execution of the amendment, we and Incyte also entered into a separate stock purchase agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us.

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

Historical Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue: We recognized revenue of approximately $4.2 million and $6.6 million during the three months ended June 30, 2017 and 2016, respectively. Revenues primarily included fees earned under our license agreements, including $3.2 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, related to the reimbursement of development costs under our License, Development and Commercialization Agreement, dated January 9, 2015, with Incyte. During the three months ended June 30, 2017 and 2016, we recorded revenue of 840,000 and $1.1 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 15% to $25.8 million for the three months ended June 30, 2017 from $22.4 million for the three months ended June 30, 2016. Increased expenses in 2017 include a $2.7 million increase in third-party services and other expenses related primarily to the advancement of our CPM programs.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 14% to $8.1 million for the three months ended June 30, 2017 from $7.1 million for the three months June 30, 2016. Increased general and administrative expenses in 2017 primarily relate to increased payroll and share-based compensation expense due primarily to increased headcount period over period.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations which result from changes in our market capitalization and share price and changes in the credit spread since each year end. The fair value of our contingent purchase price considerations is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating income: Non-operating expense includes our foreign currency translation adjustment and other income or expense. Non-operating income increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an increase in our foreign currency gain.

Interest expense, net: Interest expense, net increased to approximately $4.5 million for the three months ended June 30, 2017 from $4.2 million for the three months ended June 30, 2016 due to the compounding of interest on our debt under our Note Purchase Agreement.

Six months ended June 30, 2017 compared to the six months ended June 30, 2106

Revenue: We recognized revenue of approximately $31.2 million and $12.6 million during the six months ended June 30, 2017 and 2016, respectively. Revenues in 2017 and 2016 primarily included fees earned under our license agreements, including $20.0 million for the six months ended June 30, 2017 related to the acceleration of milestone payments, and $9.5 million and $7.5 million for the six months ended June 30, 2017 and 2016, respectively, related to the reimbursement of development costs under our Collaboration Agreement with Incyte, which have increased due to the stage of programs under the collaboration. During the six months ended June 30, 2017 and 2016, we recorded revenue of $1.5 million and $2.7 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 23% to $58.5 million for the six months ended June 30, 2017 from $47.4 million for the six months ended June 30, 2016. Increased expenses in 2017 primarily relate to an increase in third-party services and other related expenses of $6.3 million primarily relating to the advancement of our antibody programs, $2.9 million increase related to milestone and license fees and $1.8 million increase in payroll related expenses due to increases in headcount.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 3% to $15.9 for the six months ended June 30, 2017 from $16.3 million for the six months ended June 30, 2016. Decreased general and administrative expenses in 2017 primarily relate to a decrease in share-based compensation expense due to the recognition of a performance grant during the quarter ended June 30, 2016.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations, which resulted from changes in our market capitalization and share price and changes in the credit spread since each year end. The fair value of our contingent purchase price considerations is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating expense: Non-operating income increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in our foreign currency gain.

Interest expense, net:  Interest expense, net increased to approximately $9.1 million for the six months ended June 30, 2017 from $8.3 million for the six months ended June 30, 2016 due to the compounding of interest on our debt under our Note Purchase Agreement.

Research and Development Programs

For the six months ended June 30, 2017, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2017	2016	2015	2014	Prior to 2014	Total
Heat shock proteins for cancer	Prophage Vaccines	$7,822	$8,202	$5,508	$6,153	$303,528	$331,213
Antibody programs*		45,520	83,919	63,290	13,422	—	206,151
Heat shock proteins for infectious diseases	HerpV	19	11	293	2,443	30,309	33,075
Vaccine adjuvant	QS-21 Stimulon	52	77	142	321	13,336	13,928
Other research and development programs		5,051	2,761	1,211	10	33,556	42,589
Total research and development expenses		$58,464	$94,970	$70,444	$22,349	$380,729	$626,956

*	Prior to 2014, costs were incurred by Agenus Switzerland Inc. (formerly known as 4-Antibody AG), a company we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $954.6 million as of June 30, 2017. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have been successful in financing our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2017, we have raised aggregate net proceeds of approximately $906.4 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Shelf Registration Statement”), which originally covered the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. As of June 30, 2017, $64.3 million remained available under the Shelf Registration Statement. The Shelf Registration Statement also includes a prospectus covering the offer, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement (the “Sales Agreement”) entered into with MLV & Co. LLC (the “Sales Agent”). Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent. As of June 30, 2017, we had 8.6 million shares available for sale under the Sales Agreement.

As of June 30, 2017, we had debt outstanding of $114.1 million in principal, and $27.7 million in accrued interest. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. We and our wholly-owned subsidiary Antigenics LLC (“Antigenics”) entered into the NPA with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes. The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

As of December 31, 2016, we along with all public companies, adopted the provisions of Accounting Standards Update 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to assess the Company’s ability to continue as a going concern for twelve months after the date each periodic financial statement is issued.  This disclosure is a result of and in accordance with the provisions of this standard. Our cash, cash equivalents, and short-term investments at June 30, 2017 were $96.8 million, an increase of $20.3 million from December 31, 2016. We believe that, based on our current plans and activities, our cash, cash equivalents, and short-term investments of $96.8 million as of June 30, 2017 will be sufficient to satisfy our liquidity requirements through the first quarter of 2018. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

Based on our current plans and activities, our cash, cash equivalents and short-term investments balance of $96.8 million as of June 30, 2017 would only be sufficient to satisfy our liquidity requirements through the first quarter of 2018 without any additional funding before that time, which we anticipate.  Regardless of this anticipated funding, in accordance with ASU 2014-15 this is deemed to be a condition which raises substantial doubt regarding our ability to continue as a going concern for at least one year from when these financial statements were issued.  In order to continue as a going concern, we expect to raise additional funding from currently contemplated transactions before year end. We also continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. We anticipate raising additional funding by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.  We believe the execution of one or more of these transactions will enable us to fund our planned operations for at least one year from when these financial statements were issued. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also depend on the successful identification, development and commercialization of other potential product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third party provider, we have estimated our total payments to be $149.4 million over the term of the related activities. Through June 30, 2017, we have expensed $109.9 million as research and development expenses and $108.0 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $8.6 million, of which $7.5 million have been paid as of June 30, 2017. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was $42.2 million and $40.0 million, respectively. Subject to regulatory submission and approval, the first products containing QS-21 Stimulon are anticipated to be launched in 2018. We are generally entitled to royalties on sales by GSK of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into the NPA and partially monetized the potential royalties we are entitled to receive from GSK. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted under Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Footnote 15 provides details on our current lease arrangements. While we continue to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Upon adoption, based on leases in place as of December 31, 2016, we expect to recognize assets and liabilities of approximately $13.8 million related to our operating leases. The adoption of ASC 842 is not expected to have a material impact on our results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements, absent any goodwill impairment.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, is not expected to have any impact on our financial statement presentation or disclosures.

No other new accounting pronouncement issued or effective during the six months ended June 30, 2017 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 3% and 39% of our cash used in operations for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company with operations in Switzerland, and Agenus UK Limited, with operations in England.  There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

We had cash, cash equivalents and short-term investments at June 30, 2017 of $96.8 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Our net losses for the years ended December 31, 2016, 2015, and 2014, were $127.2 million, $87.9 million, and $42.5 million, respectively. During the six months ended June 30, 2017, we generated a net loss of $48.8 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On June 30, 2017, we had $96.8 million in cash, cash equivalents, and short-term investments. We believe that, based on our current plans and activities, our working capital resources as of June 30, 2017 will be sufficient to satisfy our liquidity requirements through the first quarter of 2018. In order to alleviate the doubt regarding our ability to continue as a going concern for at least one year from when these financial statements were issued, we expect to raise additional funding from currently contemplated transactions before year end. We also continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations, if necessary.

To date, we have been successful in financing our operations primarily through the sale of equity and debt securities. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaboration partners or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them or if we incur operating losses for longer than we expect, we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that are on unfavorable terms or allocate to third parties substantial portions of the potential value of these technologies.

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

In February 2017, we amended the terms of our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share programs, where we and Incyte shared all costs and profits on a 50:50 basis, to royalty-bearing programs, where Incyte funds 100% of the costs and we are eligible for potential milestones and royalties. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to Agenus, each with a potential 15% royalty to the other party on any global net sales. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. For each program in the collaboration, we serve as the lead for pre-clinical development activities through the filing of an investigational new drug application (“IND”), and Incyte has exclusive rights and all decision-making authority for manufacturing, clinical development and commercialization. Accordingly, the timely and successful completion by Incyte of clinical development and commercialization activities will significantly affect the timing and amount of any royalties or milestones we may receive under the collaboration agreement. In addition, in March 2017 announced that we are transferring manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in this transfer process or the ability of Incyte to successfully manufacture could have an adverse impact on those programs. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the collaboration agreement.

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

Our antibody programs are in early stage development, and there is no guarantee that we or our partners will be successful in advancing antibody product candidates through clinical development.

Our antibody programs are currently in early stage development, and many of our antibody programs are pre-clinical. Even if our pre-clinical studies or our and/or our partners’ Phase 1 trials produce positive results, they may not necessarily be predictive of the results of future clinical trials in humans. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development or Phase 1 trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we and our partners fail to produce positive results in future clinical trials of antibodies, our business and financial prospects would be materially adversely affected.

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

As part of our efforts to optimize efficiency across our organization, we closed our Jena office in 2016 and consolidated these operations in the United Kingdom and Switzerland. In March 2017, we announced a reduction in force in our Lexington, MA facility in line with our prioritization efforts, including certain members of management, and that we are closing down our office in Basel, Switzerland and will transfer our research and development assets and capabilities there to the United Kingdom. We are currently winding down our operation in Switzerland and expect to transfer all of the assets and capabilities by the end of 2017.  If these transition efforts are delayed or unsuccessful, or if we identify management or operational gaps in connection with our changes, this could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations.

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

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, subjects were not followed long enough to determine whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. Although we have not advanced this program into a Phase 3 trial, we initiated our ASV synthetic cancer vaccine program based on our prior findings with this platform. We initiated our first clinical trial for our first AutoSynVax product candidate in April 2017; however, there is no guarantee that results of this trial or any potential future clinical trials will be positive. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive

We may not be able to advance clinical development or commercialize our cancer vaccine candidates or realize any benefits from these programs.

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

Our current clinical trial plans with Prophage vaccines entails one government sponsored IND in which we provide support and product supply. For third-party sponsored trials, we lack the ability to control trial design, timelines, tumor tissue procurement and data availability. For example, in January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), whereby the NCI is conducting a double-blind, randomized controlled Phase 2 trial to evaluate the effect of Prophage vaccine in conjunction with Merck’s pembrolizumab on the overall survival rate of patients with newly diagnosed glioblastoma (“ndGBM”). In addition, the Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma that was being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the NCI and has recently closed. In addition, our other cancer vaccine programs (ASV and PSV) are in Phase 1 and preclinical development, respectively, and there is no guarantee that they will successfully advance in and through the clinic. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings.

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

The long-term success of the antibody pilot plant manufacturing facility and capabilities that we acquired from XOMA will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our manufacturing facilities in Lexington, MA with the antibody pilot plant manufacturing facility in Berkeley, CA. We may never realize these anticipated synergies, business opportunities and growth prospects. Assumptions underlying estimates of expected cost savings as a result of the acquisition of the antibody pilot plant manufacturing facility may be inaccurate. If any of these factors limit our ability to successfully manufacture antibodies to support our current and future clinical trials, the expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition of XOMA’s antibody pilot plant manufacturing facility, might not be met. In addition, in March 2017 announced that we are transferring manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in this transfer process or the ability of Incyte to successfully manufacture could have an adverse impact on those programs.

We currently manufacture our Prophage vaccines in our Lexington, MA facility. Manufacturing of the Prophage vaccines is complex, and various factors could cause delays or an inability to supply the vaccine. Deviations in the processes controlling manufacture or deficiencies in size or quality of source material could result in production failures. Specific vulnerabilities in the process may exist in tumor types in which quality or quantity of tissue is limited. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture Prophage vaccines in addition to other product candidates in our current facility.

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

We have research and development operations in Switzerland and the United Kingdom; however, in March 2017, we announced that we are closing our Switzerland office and transferring our capabilities there to the United Kingdom. We expect to pursue pathways to develop and commercialize our product candidates in both U.S. and non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the United Kingdom’s withdrawal from the European Union or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in preclinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs currently in clinical stage development targeting PD-1, CTLA-4, GITR and OX40. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) Bristol-Myers Squibb (“BMS”) markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agonists to GITR and OX-40, (2) Merck has an approved anti-PD-1 antibody in the United States, a anti-CTLA-4 antagonist and an anti-GITR agonist, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as anti-CTLA-4, PD-1, GITR and OX40 targeting antibodies in development, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, (6) Novartis has anti-PD-1, anti-PD-L1 and anti-GITR antibodies in clinical trials, and (7) Roche/Genentech has an approved anti-PD-L1 and an anti-OX40 antibody in clinical development. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including Tesaro, Beigene, Regeneron, CureTech, Eli Lilly, Jiangsu HengRui Medicine, Shanghai Junshi and Macrogenics. We are also aware of competitors with preclinical antibodies against these targets. In addition, we are also aware of competitors with clinical stage antibodies against targets in our earlier stage programs such as TIM-3, LAG-3, 4-1BB, TIGIT and other undisclosed targets. These include, but are not limited to, BMS, Pfizer, Novartis, Merck, Roche, Tesaro and Regeneron. Additionally, we are also aware of competitors with assets against these targets that are in preclinical development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are planning to develop our anti PD-1 antibody in second line cervical cancer. We are aware of exploratory, industry sponsored clinical trials that are underway in cervical cancer. Our competitors include, but are not restricted to, Merck (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with anti-CTLA-4 or anti-LAG-3), Advaxis (HPV targeting vaccine alone or in combination with AstraZeneca’s anti-PD-L1 antibody or BMS’ anti-PD-1 antibody) and Lion Biotechnologies (autologous TILs). Additionally, we are also aware of other early stage clinical trials testing alternate CPM targets in cervical cancer patients. These include, but are not restricted to, PD-L1 + IDO (Roche), VISTA (Janssen), OX40 +/- 4-1BB (Pfizer) and PD-1 + IDO (BMS).

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, licensees, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture certain of our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed.

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

As previously disclosed, we intend to advance our cell therapy portfolio by spinning it out into a separate business entity that is majority owned by Agenus and funded externally. Any such spinout could have adverse tax consequences, and there is no guarantee that we will be able to attract external funding. Moreover, even if the business is funded, there is no guarantee that it will be successful.

We are currently in the process of pursuing external funding and partnership opportunities to advance our cell therapy portfolio. There is no guarantee that funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or use internal resources to advance them. In addition, our cell therapy assets are pre-clinical. Even if adequate funding and partnership opportunities are available, there is no guarantee that we will be successful in advancing one or more product candidates into and through clinical development. Although we intend for our cell therapy subsidiary to ultimately have a separate management team and governance structure, that is currently not the case. According, all efforts associated with this spinout are being led by Agenus’ management team and internal resources. Any delay in securing funding or partnership opportunities could cause management and Agenus resources to be distracted from Agenus’ own core pipeline and programs.

The assets necessary to spinoff our cell therapy portfolio are currently owned or controlled by Agenus in the United States and Switzerland. In connection with forming a separate business entity to advance this program, these assets will be transferred to new legal entities within the United States and from Switzerland to the United Kingdom. Transferring these assets requires that taxes be paid based on the fair market value of the assets. We are currently in the process of valuing these assets and working with the relevant tax authorities to determine our total tax liabilities. While we expect to have adequate net operating losses to offset any tax liabilities, there is no guarantee that this will be the case in all relevant jurisdictions. Moreover, we have previously disclosed our interest in potentially issuing a tax-free dividend to Agenus’ stockholders in the form of stock of our cell therapy subsidiary. There is no guarantee that any such dividend will be tax-free or that it will be issued at all. If we issue a dividend in the form of stock, there could be adverse tax consequences for certain of our stockholders.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of June 30, 2017, we had spent approximately 20 years and $627.0 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

From time to time, new legislation is passed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA and other foreign health authorities. Additionally, regulations and guidance are often revised or reinterpreted by health agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or whether regulations, guidance, or interpretations will change, and what the impact of such changes, if any, may be. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively the “ACA”), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand, increase, and change the methodology regarding industry rebates for drugs covered under Medicaid programs; impose an annual, nondeductible fee on any entity that manufactures or imports specific branded prescription drugs and biologic agents, apportioned among those entities according to market share in certain government healthcare programs; expand eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level; expand the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; create a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and make changes to the coverage requirements under the Medicare D program. Significant legislative changes to the ACA also appear possible in the 115th U.S. Congress under the Trump Administration.

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

During the period from our initial public offering on February 4, 2000 to June 30, 2017, and the six months ended June 30, 2017, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.24 and $4.54 per share, respectively. The average daily trading volume for the six months ended June 30, 2017 was approximately 1,083,948 shares, while the average daily trading volume for the year ended December 31, 2016 was approximately 1,207,067. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of June 30, 2017, we had 99,602,582 shares of common stock outstanding. All of these shares are eligible for sale on NASDAQ, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 20,101,002 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of approximately 10,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of June 30, 2017, an aggregate of approximately 32,000,000 of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024 (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.1 million in shares of our common stock in November 2017. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. Pursuant to a technology transfer and license agreement that we entered into with Iontas Limited (“Iontas”) in September 2015, we agreed to pay up to an aggregate of $3,500,000 upon the completion of certain milestones, payable in cash or shares of our common stock at our election. In November 2016, we issued 157,513 shares of our common stock to Iontas as consideration for a $1.0 million milestone payment, and in January 2017 we filed a registration statement to provide for the resale of these shares. In March 2017, we issued an additional 373,351 shares of our common stock to Iontas as consideration for a $1.5 million milestone payment and amended the registration statement to incorporate these additional shares. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion, XOMA, Iontas or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with Celexion, XOMA, Iontas and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2017, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of June 30, 2017, options to purchase 15,287,781 shares of our common stock with a weighted average exercise price per share of $4.33 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2017, we had 7,184,446 vested options and 2,022,324 nonvested shares outstanding.

As of June 30, 2017, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

We do not intend to pay cash dividends on our common stock and, consequently your ability to obtain a return on your investment will depend on appreciation in the price of our common stock.

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

Item 5.	Other Information

On April 14, 2017, we entered into a Development and Manufacturing Services Agreement (“DMSA”) with the CMC ICOS Biologics, Inc. (“CMC Bio”), pursuant to which CMC Bio will perform manufacturing process development for our AGEN1884 and AGEN2034 molecules.  Costs under the DMSA are expected to be approximately $20 million per molecule for transfer and scale-up of the manufacturing process, GMP production, characterization, validation, QC and stability, through completion of three validation runs each.  Total costs are expected to be paid over time through 2020.  Commercial supply will be covered under separate agreement; however, we expect that the supply provided under the DMSA will be adequate for all clinical needs and provide drug substance for early commercial launch efforts.  Agenus can terminate the DMSA or any particular services on 60 business days’ notice, provided that cancelled manufacturing runs may be subject to cancellation fees depending on how far in advance termination notice is given.  The manufacturing process may be transferred in-house to Agenus or its affiliates at any time, and to a single qualified third party manufacturer during the term (or upon termination). The foregoing description of the DMSA is a summary and is qualified in its entirety by the DMSA itself, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index are included in this Quarterly Report on Form 10-Q.

(b) Exhibits

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2017	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1 (1)	Development and Manufacturing Services Agreement dated April 14, 2017 by and between CMC ICOS Biologics, Inc. and Agenus Inc. Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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