Form 10-Q
period 2017-09-30
AGENUS INC
filed 2017-11-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 2, 2017: 100,182,914 shares

Agenus Inc.

Nine Months Ended September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$65,075,357	$71,448,016
Short-term investments	4,975,860	4,988,751
Inventories	80,241	88,200
Accounts Receivable	2,191,043	11,352,022
Prepaid expenses	10,784,602	2,596,675
Other current assets	1,236,566	838,538
Total current assets	84,343,669	91,312,202
Property, plant and equipment, net of accumulated amortization and depreciation of $33,204,359 and $31,243,967 at September 30, 2017 and December 31, 2016, respectively	25,635,484	25,633,985
Goodwill	23,078,686	22,392,411
Acquired intangible assets, net of accumulated amortization of $4,952,856 and $3,193,092 at September 30, 2017 and December 31, 2016, respectively	14,929,743	16,364,726
Other long-term assets	1,282,662	1,282,662
Total assets	$149,270,244	$156,985,986
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$19,956,079	$146,061
Current portion, deferred revenue	2,228,407	2,610,719
Accounts payable	6,719,496	5,428,452
Accrued liabilities	20,559,065	27,874,703
Other current liabilities	4,943,705	4,791,265
Total current liabilities	54,406,752	40,851,200
Long-term debt, net of current portion	123,291,452	130,542,424
Deferred revenue, net of current portion	10,720,367	12,344,782
Contingent purchase price considerations	7,684,000	7,561,000
Other long-term liabilities	4,761,933	4,812,846
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2017 and December 31, 2016; liquidation value of $32,573,712 at September 30, 2017	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 99,743,257 and 87,794,933 shares issued at September 30, 2017 and December 31, 2016, respectively	997,433	877,949
Additional paid-in capital	940,907,876	866,854,348
Accumulated other comprehensive loss	(2,058,677)	(1,529,559)
Accumulated deficit	(991,441,208)	(905,329,320)
Total stockholders’ deficit	(51,594,260)	(39,126,266)
Total liabilities and stockholders’ deficit	$149,270,244	$156,985,986

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Service	$—	$—	$—	$147,456
Research and development	3,359,399	4,446,171	34,522,815	16,849,876
Total revenues	3,359,399	4,446,171	34,522,815	16,997,332
Operating expenses:
Research and development	(25,788,707)	(21,588,026)	(84,253,129)	(68,988,290)
General and administrative	(8,050,783)	(8,107,262)	(23,956,543)	(24,456,016)
Contingent purchase price consideration fair value adjustment	(1,184,000)	(10,975,000)	(123,000)	(11,354,000)
Operating loss	(31,664,091)	(36,224,117)	(73,809,857)	(87,800,974)
Other expense:
Non-operating income (expense)	(472,745)	(139,636)	1,917,200	(325,347)
Interest expense, net	(4,704,871)	(4,409,767)	(13,765,271)	(12,745,581)
Net loss	(36,841,707)	(40,773,520)	(85,657,928)	(100,871,902)
Dividends on Series A-1 convertible preferred stock	(51,426)	(51,102)	(154,034)	(153,064)
Net loss attributable to common stockholders	$(36,893,133)	$(40,824,622)	$(85,811,962)	$(101,024,966)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(0.37)	$(0.47)	$(0.88)	$(1.16)
Weighted average number of common shares outstanding:
Basic and diluted	99,891,980	87,206,685	97,557,409	86,954,060

Other comprehensive income (loss):
Foreign currency translation gain (loss)	$231,177	$98,514	$(529,118)	$493,602
Other comprehensive income (loss)	231,177	98,514	(529,118)	493,602
Comprehensive loss	$(36,661,956)	$(40,726,108)	$(86,341,080)	$(100,531,364)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(85,657,928)	$(100,871,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,561,815	3,658,483
Share-based compensation	7,083,948	8,701,292
Non-cash interest expense	13,360,630	12,193,674
Gain on disposal of assets	(19,822)	—
Gain on issuance of stock for settlement of milestone obligation	(14,063)	—
Change in fair value of contingent obligations	123,000	11,354,000
Changes in operating assets and liabilities:
Accounts receivable	9,160,979	(480,833)
Inventories	7,959	-
Prepaid expenses	(8,178,360)	(1,067,534)
Accounts payable	1,006,808	(1,272,690)
Deferred revenue	(2,006,858)	(3,286,987)
Accrued liabilities and other current liabilities	(5,962,198)	6,340,539
Other operating assets and liabilities	(1,823,880)	887,383
Net cash used in operating activities	(68,357,970)	(63,844,575)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	120,000	—
Purchases of plant and equipment	(2,366,429)	(8,191,515)
Purchases of held-to-maturity securities	(14,936,047)	(54,884,101)
Proceeds from securities held-to-maturity	15,000,000	70,000,000
Net cash provided by (used in) investing activities	(2,182,476)	6,924,384
Cash flows from financing activities:
Net proceeds from sale of equity	63,677,302	—
Proceeds from employee stock purchases and option exercises	833,982	1,092,722
Purchase of treasury shares to satisfy tax withholdings	(527,223)	(667,050)
Payment under a purchase agreement for in-process research and development	—	(5,000,000)
Payment of capital lease obligation	(216,982)	(72,330)
Net cash provided by (used in) financing activities	63,767,079	(4,646,658)
Effect of exchange rate changes on cash	400,708	302,465
Net decrease in cash and cash equivalents	(6,372,659)	(61,264,384)
Cash and cash equivalents, beginning of period	71,448,016	136,702,873
Cash and cash equivalents, end of period	$65,075,357	$75,438,489
Supplemental cash flow information:
Cash paid for interest	$837,699	$837,699
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	222,203	1,000,101
Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	1,485,937	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical stage immuno-oncology (“I-O”) company focused on the discovery and development of therapies that engage the body’s immune system to fight cancer. Our approach to cancer immunotherapy involves a diverse portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccine platforms. We, in collaboration with our partners, are developing a number of immuno-modulatory antibodies against important nodes of immune regulation.  These include antibodies targeting CTLA-4, GITR, OX40 and PD-1 that are in clinical development. Our discovery pipeline consists of a number of proprietary checkpoint modulating (“CPM”) antibodies against innovative targets such as TIGIT and CD-137.  We believe that tailored combination therapies are essential to combat some of the most resistant cancers.  Accordingly, our immune education strategy focuses on pursing antibodies as well as vaccine candidates in conjunction with adjuvants.

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

Our cash, cash equivalents, and short-term investments at September 30, 2017 were $70.1 million, a decrease of $6.4 million from December 31, 2016.

The following table outlines our quarter end cash, cash equivalents and short-term investments balances and the changes therein.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017
Cash, cash equivalents and short-term investments	$123.8	$96.8	$70.1
Increase (decrease) in cash, cash equivalents and short-term investments	$47.4	$(27.0)	$(26.7)
Cash used in operating activities	$(14.8)	$(27.4)	$(26.2)
Reported net loss	$(17.3)	$(31.7)	$(36.8)

 We have incurred significant losses since our inception. As of September 30, 2017, we had an accumulated deficit of $991.4 million. Since our inception, we have successfully financed our operations through the sale of equity, notes, corporate partnerships, and interest income. Based on our current plans, including additional funding we anticipate from multiple sources between now and the end of the first quarter of 2018, including out-licensing and/or partnering opportunities, we believe that our cash resources of $70.1 million as of September 30, 2017 plus the additional $15 million of proceeds we have irrevocably elected to draw down from our existing note agreement (see Note L) will be sufficient to satisfy our liquidity requirements into the third quarter of 2018. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.  However, in spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.  We believe the execution of one or more of these transactions will enable us to fund our planned operations for at least one year from when these financial statements were issued.  Our ability to address our liquidity needs will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future as well as the execution of one or more of the aforementioned contemplated transactions.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2017 and 2016, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2017	2016
Warrants	4,351,450	4,351,450
Stock options	14,749,924	11,761,554
Non-vested shares	1,915,991	1,937,023
Convertible preferred stock	333,333	333,333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$58,690	$58,690	$38,913	$38,913
U.S. Treasury Bills	9,962	9,962	14,978	14,978
Total	$68,652	$68,652	$53,891	$53,891

For the nine months ended September 30, 2017, we received proceeds of approximately $15.0 million from the maturity of U.S. Treasury Bills classified as short-term investments. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2017 and 2016.

Of the investments listed above, $63.7 million and $48.9 million have been classified as cash equivalents and $5.0 million as short-term investments on our condensed consolidated balance sheets as of each of September 30, 2017 and December 31, 2016.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2017 (in thousands):

Balance, December 31, 2016	$22,392
Foreign currency translation adjustment	687
Balance, September 30, 2017	$23,079

Acquired intangible assets consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,553	$(3,824)	$12,729
Trademarks	4.5 years	828	(667)	161
Other	2-6 years	571	(462)	109
In-process research and development	Indefinite	1,931	—	1,931
Total		$19,883	$(4,953)	$14,930

	As of December 31, 2016
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,358	$(2,384)	$13,973
Trademarks	4.5 years	791	(505)	286
Other	2-6 years	563	(303)	260
In-process research and development	Indefinite	1,846	—	1,846
Total		$19,558	$(3,193)	$16,365

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.9 million for the remainder of 2017, $2.0 million for the year ending December 31, 2018, $1.9 million for the year ending December 31, 2019 and $1.9 million for each of the years ending December 31, 2020 and 2021.

Note E - Debt

Debt obligations consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

Debt instrument	Principal at September 30, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at September 30, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Note Purchase Agreement	15,000	4,810	-	-	19,810
Total current	15,146	4,810	-	-	19,956
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,513)	12,487
Note Purchase Agreement	85,000	27,257	(1,246)	(207)	110,804
Total long-term	99,000	27,257	(1,246)	(1,720)	123,291
Total	$114,146	$32,067	$(1,246)	$(1,720)	$143,247

Debt instrument	Principal at December 31, 2016	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2016
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,311)	12,689
Note Purchase Agreement	100,000	19,421	(1,345)	(222)	117,853
Total long-term	114,000	19,421	(1,345)	(1,533)	130,542
Total	$114,146	$19,421	$(1,345)	$(1,533)	$130,688

In June 2016, we executed a capital lease agreement that expires in June 2020 for equipment with a carrying value of approximately $0.9 million, which is included in property, plant and equipment, net on our condensed consolidated balance sheets as of September 30, 2017. Under the terms of the capital lease agreement, we will remit payments to the lessor of $72,000 for the remainder of 2017, $288,000 for each of the years 2018 through 2019 and $144,000 for the year ending December 31, 2020.  As of September 30, 2017, our remaining obligations under the capital lease agreement are approximately $0.7 million, of which $290,000 and $399,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

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

Note F - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Payroll	$5,316	$6,504
Professional fees	3,892	2,373
Contract manufacturing costs	6,037	10,492
Research services	3,821	5,639
Leasehold improvements	-	1,280
Other	1,493	1,587
Total	$20,559	$27,875

Other current liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Current portion of deferred purchase price	$4,000	$3,948
Other	944	843
Total	$4,944	$4,791

Note G - Fair Value Measurements

We measure our cash equivalents and short-term investments and contingent purchase price considerations at fair value.  Our cash equivalents and short-term investments are comprised solely of U.S. Treasury Bills that are valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities are categorized as Level 1 assets.

The fair values of our contingent purchase price considerations, $7.7 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,986	$4,986	$—	$—
Short-term investments	4,976	4,976	—	—
Total	$9,962	$9,962	$—	$—
Liabilities:
Contingent purchase price considerations	$7,684	$—	$—	$7,684
Total	$7,684	$—	$—	$7,684

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,990	$9,990	$—	$—
Short-term investments	4,988	4,988	—	—
Total	$14,978	$14,978	$—	$—
Liabilities:
Contingent purchase price consideration	$7,561	$—	$—	$7,561
Total	$7,561	$—	$—	$7,561

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2017 (in thousands):

Balance, December 31, 2016	$7,561
Change in fair value of contingent purchase price considerations during the period	123
Balance, September 30, 2017	$7,684

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at September 30, 2017 and December 31, 2016 was $140.4 million and $129.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at both September 30, 2017 and December 31, 2016 was $114.1 million.

Note H - Collaboration Agreement

On February 14, 2017, we amended our License, Development and Commercialization Agreement, dated January 9, 2015, with Incyte Corporation (“Incyte”) by entering into a First Amendment to License, Development and Commercialization Agreement (the “Amendment”). Pursuant to the terms of the Amendment, the GITR and OX40 programs immediately converted from profit-share programs to royalty-bearing programs and we became eligible to receive a flat 15% royalty on global net sales should any candidates from either of these two programs be approved. Incyte is now responsible for global development and commercialization and all associated costs for these programs. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with the undisclosed target reverting to Incyte and TIGIT to us. Should any of those programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales. The terms for the remaining three royalty-bearing programs targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, with Incyte being responsible for global development and commercialization and all associated costs. The Amendment gives Incyte exclusive rights and all decision-making authority for manufacturing, development, and commercialization with respect to all royalty-bearing programs.

In connection with the Amendment, Incyte paid us $20.0 million in accelerated milestones related to the clinical development of the antibody candidates targeting GITR and OX40. We are now eligible to receive up to an additional $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. The Company recognized the $20.0 million received as revenue during the nine months ended September 30, 2017.

On February 14, 2017, we also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Incyte, pursuant to which Incyte purchased 10 million shares of our common stock (the “Shares”) at a purchase price of $6.00 per share. Immediately following the transaction, Incyte owned approximately 18.1% of our outstanding shares. Under the Stock Purchase Agreement, Incyte agreed not to dispose of any of the Shares for a period of 12 months and to vote the Shares in accordance with the recommendations of the Company’s board of directors in connection with certain equity incentive plan or compensation matters for a period of 18 months, and we agreed to certain registration rights with respect to the Shares. Under the Amendment, the parties also revised the existing standstill provision to permit Incyte’s acquisition of the Shares, but Incyte is precluded from acquiring any additional shares of our voting stock until December 31, 2019.

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

A summary of option activity for the nine months ended September 30, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	11,693,400	$4.51
Granted	4,249,257	3.80
Exercised	(117,694)	3.59
Forfeited	(777,745)	4.43
Expired	(297,294)	9.26
Outstanding at September 30, 2017	14,749,924	$4.23	7.58	$5,208,328
Vested or expected to vest at September 30, 2017	14,749,924	$4.23	7.58	$5,208,328
Exercisable at September 30, 2017	7,847,002	$4.36	6.38	$4,763,684

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2017 and 2016 were $1.96 and $2.38, respectively.

As of September 30, 2017, $11.0 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.5 years.

As of September 30, 2017, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $1.4 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2017 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,942,476	$6.45
Granted	711,300	1.84
Vested	(584,802)	7.72
Forfeited	(152,983)	6.61
Outstanding at September 30, 2017	1,915,991	$4.34

As of September 30, 2017, there was approximately $7.4 million of unrecognized share-based compensation expense related to these non-vested shares awarded to employees which pertained primarily to performance based awards for which, if all milestones are achieved, will be recognized over a 1.0 year period.  The total intrinsic value of shares vested during the nine months ended September 30, 2017, was $2.0 million.

During the nine months ended September 30, 2017, 121,183 shares were issued under the 2009 Employee Stock Purchase Plan, 584,802 shares were issued as a result of the vesting of non-vested stock and 117,694 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2017 and 2016, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$969	$818	$3,368	$3,689
General and administrative	986	1,565	3,716	5,012
Total share-based compensation expense	$1,955	$2,383	$7,084	$8,701

Note J - Benefit Plans

We maintain a multiple employer benefit plan that covers certain international employees. The annual measurement date for this plan is December 31. Benefits are based upon years of service and compensation.

For the three and nine months ended September 30, 2017, we contributed approximately $39,000 and $124,000, respectively, and for the three and nine months ended September 30, 2016 we contributed approximately $41,000 and $119,000, respectively to our international multiple employer benefit plan. For the remainder of the year ending December 31, 2017, we expect to contribute approximately $54,000 to our international multiple employer benefit plan.

Note K - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In March 2016, the FASB issued an amendment to the standard, ASU 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which method will be used. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations. To date, our sources of collaboration and other revenue have primarily been collaboration agreements.  The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties.  Revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of a significant reversal of such milestone revenue at each reporting date.  This assessment may result in recognizing milestone revenue before the milestone event has been achieved.  Under previous guidance, milestone revenue was typically recognized when the milestone event was achieved.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2017 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note L - Subsequent Events

Registration Statement on Form S-3

On October 18, 2017, we filed a Registration Statement on Form S-3 (file no. 333-221008), declared effective by the SEC on October 30, 2017 (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement included a prospectus covering the offering, issuance and sale of up to 15 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”) on October 30, 2017. Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement.

On October 18, 2017, we exercised our right under that certain At Market Issuance Sales Agreement by and between us and MLV & Co. LLC, dated as of October 10, 2014 (the “Prior Sales Agreement”) to terminate the Prior Sales Agreement, which termination took effect upon the effectiveness of the Registration Statement.

At the Market Offerings

In October 2017, we received net proceeds of approximately $1.9 million from the sale of approximately 408,000 shares of our common stock in at-the-market offerings under our Prior Sales Agreement.

Additional Notes

On November 2, 2017, we exercised our option to issue an additional $15.0 million aggregate principal amount of notes (the “Additional Notes”) to the purchasers under our existing Note Purchase Agreement (the “NPA”) with Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and other purchasers. Pursuant to the terms of the NPA, this option was required to be exercised within 15 days of approval of GSK’s shingles vaccine by the U.S. Food and Drug Administration, which occurred on October 20, 2017.

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

Overview

We are a clinical-stage immuno-oncology (“I-O”) company focused on the discovery and development of therapies that engage the body’s immune system to fight cancer. Our approach to cancer immunotherapy involves a diverse portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccine platforms. We, in collaboration with our partners, are developing a number of immuno-modulatory antibodies against important nodes of immune regulation. These include antibodies targeting CTLA-4, GITR, OX40, and PD-1 that are in clinical development. Our discovery pipeline includes a number of proprietary checkpoint modulating (“CPM”) antibodies against innovative targets such as TIGIT and CD-137. We believe that tailored combination therapies are essential to combat some of the most resistant cancers. Accordingly, our immune education strategy focuses on pursuing antibodies as well as vaccine candidates in conjunction with adjuvants.

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

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in preclinical or early phase development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte). In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs. We are now eligible to receive royalties on global net sales at a flat 15% rate for each of these programs. There are no longer any profit-share programs remaining under the collaboration, and we are eligible to receive up to a total of $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of our antibodies targeting GITR and OX40. Concurrent with the execution of the amendment, we and Incyte also entered into a separate stock purchase agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us.

In addition to our antibody platforms and CPM programs, we are also advancing a series of vaccine programs to treat cancer. In January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), which is a double-blind, randomized controlled Phase 2 trial that will evaluate the effect of our autologous vaccine candidate, Prophage, in combination with pembrolizumab (Keytruda®, Merck & Co., Inc. (“Merck”)) in patients with ndGBM. Under this collaboration, we are suppling Prophage, Merck is providing pembrolizumab and the NCI and Brain Tumor Trials Collaborative (“BTTC”) member sites are recruiting patients and conducting the trial. Earlier this year, we also initiated a Phase 1 clinical trial for our neoantigen vaccine candidate, AutoSynVax (“ASV”) in patients with advanced cancer. ASV is being used in combination with our QS-21 Stimulon adjuvant.

Our QS-21 Stimulon adjuvant is also partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs that target prophylactic or therapeutic impact in a variety of infectious diseases and cancer. These programs are in various stages, with the most advanced being GSK’s shingles program. In 2015, we monetized a portion of the future royalties we are contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78.2 million. In 2016, GSK filed for approval of its shingles vaccine candidate in the United States, European Union and Canada, and in 2017 it filed for approval in Japan. In October 2017, GSK’s shingles vaccine was approved in the United States by the U.S. Food and Drug Administration and granted marketing authorization in Canada by Health Canada. The first products containing QS-21 Stimulon are anticipated to be launched by GSK in 2018.  We do not incur clinical development costs for products partnered with GSK.

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

In October 2017, we announced the launch of a subsidiary company for our cell therapy business, AgenTus Therapeutics, Inc. The subsidiary is focused on the discovery, development, and commercialization of breakthrough “living drugs” to advance cures for cancer patients. AgenTus will have licensed intellectual property assets from Agenus, its own management and governance.

Historical Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue: We recognized revenue of approximately $3.4 million and $4.4 million during the three months ended September 30, 2017 and 2016, respectively. Revenues primarily included fees earned under our license agreements, including $2.5 million and $3.8 million for the three months ended September 30, 2017 and 2016, respectively, related to the reimbursement of development costs under our Collaboration Agreement with Incyte. During the three months ended September 30, 2017 and 2016, we recorded revenue of $889,000 and $657,000, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 19% to $25.8 million for the three months ended September 30, 2017 from $21.6 million for the three months ended September 30, 2016. Increased expenses in the three months ended September 30, 2017 primarily relate to an increase in third-party services of $3.1 million and other expenses related primarily to the advancement of our CPM programs.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses remained consistent at $8.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

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

Non-operating income (expense): Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to an increase in our foreign currency loss.

Interest expense, net: Interest expense, net increased to approximately $4.7 million for the three months ended September 30, 2017 from $4.4 million for the three months ended September 30, 2016 due to the compounding of interest on our debt under our Note Purchase Agreement.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue: We recognized revenue of approximately $34.5 million and $17.0 million during the nine months ended September 30, 2017 and 2016, respectively. Revenues in 2017 and 2016 primarily included fees earned under our license agreements, including $20.0 million for the nine months ended September 30, 2017 related to the acceleration of milestone payments, and $12 million and $11.3 million for the nine months ended September 30, 2017 and 2016, respectively, related to the reimbursement of development costs under our Collaboration Agreement with Incyte, which have increased due to the stage of programs under the collaboration. During the nine months ended September 30, 2017 and 2016, we recorded revenue of $2.4 million and $3.3 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 22% to $84.3 million for the nine months ended September 30, 2017 from $69.0 million for the nine months ended September 30, 2016. Increased expenses in the nine months ended September 30, 2017 primarily relate to an increase in third-party services and other related expenses of $9.5 million primarily relating to the advancement of our antibody programs and a $1.9 million increase in personnel related expenses due to increases in headcount.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 2% to $24.0 for the nine months ended September 30, 2017 from $24.5 million for the nine months ended September 30, 2016. Decreased general and administrative expenses in 2017 primarily relate to a $1.4 million decrease in share-based compensation expense due to the recognition of performance grants in the nine months ended September 30, 2016 that did not occur in the nine months ended September 30, 2017 and a $0.3 million decrease in professional fees, offset by an increase of $1.3 million in personnel related expenses due primarily to increased headcount period over period.

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

Non-operating income (expense): Non-operating income increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in our foreign currency gain.

Interest expense, net:  Interest expense, net increased to approximately $13.8 million for the nine months ended September 30, 2017 from $12.7 million for the nine months ended September 30, 2016 due to the compounding of interest on our debt under our Note Purchase Agreement.

Research and Development Programs

For the nine months ended September 30, 2017, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2017	2016	2015	2014	Prior to 2014	Total
Heat shock proteins for cancer	Prophage & ASV Vaccines	$10,448	$8,202	$5,508	$6,153	$303,528	$333,839
Antibody programs*		66,836	83,919	63,290	13,422	—	227,467
Heat shock proteins for infectious diseases	HerpV	23	11	293	2,443	30,309	33,079
Vaccine adjuvant	QS-21 Stimulon	98	77	142	321	13,336	13,974
Other research and development programs		6,848	2,761	1,211	10	33,556	44,386
Total research and development expenses		$84,253	$94,970	$70,444	$22,349	$380,729	$652,745

*	Prior to 2014, costs were incurred by Agenus Switzerland Inc. (formerly known as 4-Antibody AG), a company we acquired in February 2014.

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new clinical trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The total cost of any particular clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, number of patients, and trial sponsorship. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our CPM antibody programs are early stage, and because further development of HSP-based vaccines is dependent on clinical trial results, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. Active programs involving QS-21 Stimulon depend on our licensee successfully completing clinical trials, successfully manufacturing QS-21 Stimulon to meet demand, obtaining regulatory approvals and successfully commercializing product candidates containing QS-21 Stimulon.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $991.4 million as of September 30, 2017. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have been successful in financing our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2017, we have raised aggregate net proceeds of approximately $906.9 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, and the issuance of convertible and other notes.

On October 18, 2017, we filed a Registration Statement on Form S-3 (file no. 333-221008), declared effective by the Securities and Exchange Commission on October 30, 2017 (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement included a prospectus covering the offering, issuance and sale of up to 15 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”).

On October 18, 2017, we exercised our right under that certain At Market Issuance Sales Agreement by and between us and MLV & Co. LLC dated as of October 10, 2014 (the “Prior Sales Agreement”) to terminate the Prior Sales Agreement, which termination became effective upon effectiveness of the Registration Statement.  We sold approximately 907,000 and 408,000 shares of our common stock pursuant to the Prior Sales Agreement during the nine-months ended September 30, 2017 and the month of October 2017, respectively, and received aggregate net proceeds of $5.6 million.

As of September 30, 2017, we had debt outstanding of $114.1 million in principal, and $32.1 million in accrued interest. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. We and our wholly-owned subsidiary Antigenics LLC (“Antigenics”) entered into the NPA with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes, which was exercised in November 2017. The limited recourse notes are due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030.

Our cash, cash equivalents, and short-term investments at September 30, 2017 were $70.1 million, a decrease of $6.4 million from December 31, 2016. Based on our current plans, including additional funding we anticipate from multiple sources between now and the end of the first quarter of 2018, including out-licensing and/or partnering opportunities, we believe that our cash resources of $70.1 million as of September 30, 2017 plus the additional $15 million of proceeds we have irrevocably elected to draw down from our existing note agreement (see Note L) will be sufficient to satisfy our liquidity requirements into the third quarter of 2018. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.  However, in spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.  We believe the execution of one or more of these transactions will enable us to fund our planned operations for at least one year from when these financial statements were issued. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, antibody programs, HSP-based vaccines, and vaccines containing QS-21 Stimulon under development by our licensees. Our long-term success will also depend on the successful identification, development and commercialization of other potential product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect, and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $160.9 million over the term of the related activities. Through September 30, 2017, we have expensed $118.5 million as research and development expenses and $116.7 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.1 million, of which $7.8 million have been paid as of September 30, 2017. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 was $68.4 million and $63.8 million, respectively. The first product containing QS-21 Stimulon is anticipated to be launched in 2018. We are generally entitled to royalties on sales by GSK of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into the NPA and partially monetized the potential royalties we are entitled to receive from GSK. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted under Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In March 2016, the FASB issued an amendment to the standard, ASU 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which method will be used. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations. To date, our sources of collaboration and other revenue have primarily been collaboration agreements.  The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties.  Revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of a significant reversal of such milestone revenue at each reporting date.  This assessment may result in recognizing milestone revenue before the milestone event has been achieved.  Under previous guidance, milestone revenue was typically recognized when the milestone event was achieved.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2017 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 13% and 4% of our cash used in operations for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company with operations in Switzerland, and Agenus UK Limited, with operations in England.  There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

We had cash, cash equivalents and short-term investments at September 30, 2017 of $70.1 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

Our net losses for the years ended December 31, 2016, 2015, and 2014, were $127.2 million, $87.9 million, and $42.5 million, respectively. During the nine months ended September 30, 2017, we generated a net loss of $85.7 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

Since our inception, we have successfully financed our operations through the sale of equity, notes, corporate partnerships, and interest income. Based on our current plans, including additional funding we anticipate from multiple sources between now and the end of the first quarter of 2018, including out-licensing and/or partnering opportunities, we believe that our cash resources of $70.1 million as of September 30, 2017 plus the additional $15 million of proceeds we have irrevocably elected to draw down from our existing note agreement (see Note L) will be sufficient to satisfy our liquidity requirements into the third quarter of 2018. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.

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

Our and our subsidiaries’ obligations related to our monetization of royalties payable to us by GlaxoSmithKline (“GSK”), in respect of its shingles vaccine, SHINGRIX, along with our 2015 Subordinated Notes, could materially and adversely affect our liquidity.

In September 2015, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Note Purchase Agreement (“NPA”) with Oberland Capital SA Zermatt LLC (“Oberland”), as collateral agent, an affiliate of Oberland as the lead purchaser and certain other purchasers, pursuant to which Antigenics issued $100.0 million aggregate principal amount of limited recourse notes (the “Notes”) to the purchasers. Antigenics had the option to issue an additional $15.0 million aggregate principal amount of Notes (the “Additional Notes”) to the purchasers within 15 days after approval of GSK’s shingles vaccine, SHINGRIX, by the U.S. Food and Drug Administration (“FDA”), which it exercised in November 2017. The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after September 8, 2015 (the “Closing Date”). Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly interest payment, the interest will be capitalized and added to the aggregate principal balance of the loan. The final legal maturity date of the Notes and the Additional Notes is the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”).

On September 8, 2018, each purchaser has the option to require Antigenics to repurchase up to 15% of the Notes issued to such purchaser on the Closing Date (the “Put Notes”) at a purchase price equal to the principal amount thereof plus accrued and unpaid interest thereon (the “Put Payment”). On the earlier of (i) September 8, 2027 and (ii) the Maturity Date, Antigenics is required to pay the purchasers an amount equal to the following (the “Make-Whole Payment”): $115.0 million minus the aggregate amount of all payments made in respect of the Notes and the Additional Notes (regardless of whether characterized as principal or interest at the time of payment), including the original principal amount of any repaid Put Notes.

The NPA specifies a number of events of default (some of which are subject to applicable cure periods), including (i) failure to cause royalty payments to be deposited into the segregated bank account, (ii) payment defaults, (iii) breaches of representations and warranties made at the time the Notes were, or the Additional Notes are, issued, (iv) covenant defaults, (v) a final and unappealable judgment against Antigenics for the payment of money in excess of $1.0 million, (vi) bankruptcy or insolvency defaults, (vii) the failure to maintain a first-priority perfected security interest in the collateral in favor of the collateral agent and (viii) the occurrence of a change of control of Agenus. Upon the occurrence of an event of default, subject to cure periods in certain circumstances and some limited exceptions, the collateral agent may declare the Notes and the Additional Notes immediately due and payable, in which case Antigenics would owe a payment equal to the following (the “Accelerated Default Payment”): the outstanding principal amount of the Notes and the Additional Notes, plus all accrued and unpaid interest thereon, plus a premium payment that would yield an aggregate internal rate of return (“IRR”) for the purchasers as follows: (i)  an IRR of 17.5% if the event of default occurs after 24 months but within 48 months of the Closing Date, and (ii) an IRR of 15% if the event of default occurs more than 48 months after the Closing Date. Upon the occurrence and during the continuance of any event of default, interest on the Notes and the Additional Notes also increases by 2.5% per annum.

Under the terms of the NPA, Antigenics may redeem all, but not less than all, of the Notes at any time prior to the Maturity Date at its option. The redemption price is equal to the amount of the Accelerated Default Payment. Although we are evaluating several opportunities and potential structures to either refinance or extinguish the Notes, there is no guarantee that any such transaction will be consummated on attractive terms, if at all, or the timing thereof.

We are a party to the NPA as a guarantor of Antigenics, and we generally guarantee the Put Payment, the Make-Whole Payment and the Accelerated Default Payment. If we are obligated to make the Put Payment or the Make-Whole Payment, our liquidity would be materially and adversely affected. If we or Antigenics default on the Notes or the Additional Notes and we are obligated to pay the Accelerated Default Payment, our liquidity would be materially and adversely affected. Satisfaction of the Notes and the Additional Notes will primarily depend upon the future sales of GSK’s shingles vaccine and, if we are obligated to make the Put Payment, the

Make-Whole Payment or the Accelerated Default Payment, our future performance, which is subject to many factors, including the factors identified in this “Risk Factors” section and other factors beyond our control.

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

In February 2017, we amended the terms of our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share programs, where we and Incyte shared all costs and profits on a 50:50 basis, to royalty-bearing programs, where Incyte funds 100% of the costs and we are eligible for potential milestones and royalties. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with TIGIT reverting to Agenus and the undisclosed target reverting to Incyte, each with a potential 15% royalty to the other party on any global net sales. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. For each program in the collaboration, we serve as the lead for pre-clinical development activities through the filing of an investigational new drug application (“IND”), and Incyte has exclusive rights and all decision-making authority for manufacturing, clinical development and commercialization. Accordingly, the timely and successful completion by Incyte of clinical development and commercialization activities will significantly affect the timing and amount of any royalties or milestones we may receive under the collaboration agreement. In addition, in March 2017 we announced that we are transferring manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in this transfer process or the ability of Incyte to successfully manufacture could have an adverse impact on those programs. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the collaboration agreement.

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

Our antibody programs are currently in early stage development, and many of our antibody programs are pre-clinical. Even if our pre-clinical studies or our and/or our partners’ clinical trials produce positive results, they may not necessarily be predictive of the results of future clinical trials in humans. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development or clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we and our partners fail to produce positive results in future clinical trials of antibodies, our business and financial prospects would be materially adversely affected.

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

Since our acquisition of 4-Antibody in January 2014, we have more than tripled our headcount, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally. While we have recently embarked on consolidation efforts, we expect to continue increasing our headcount in certain core areas as we continue to build our development, manufacturing and commercialization capabilities and integrate our acquired technology platforms. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

We may not receive anticipated QS-21 Stimulon royalties.

We currently rely upon and expect to continue to rely upon our third party licensee, GSK, to develop, test, market, manufacture and commercialize vaccines that utilize our QS-21 Stimulon adjuvant. QS-21 Stimulon is currently being evaluated in numerous GSK vaccine development candidates for both therapeutic and prophylactic applications, the most advanced of which is its shingles vaccine that recently received marketing authorization in the United States and Canada. In September 2015, we entered into the NPA and monetized a portion of the potential royalties we are entitled to receive from GSK on future sales of its shingles and malaria vaccines, if any. All of the royalties that are payable to us from GSK on sales of these products, if any, will be used entirely to satisfy our obligations to the purchasers of the Notes before reverting back to us, if ever. However, even though SHINGRIX was recently approved in the United States and Canada, there is no guarantee that it will be approved in any other territories, and there is no guarantee that GSK will have a successful commercial launch or generate any revenues from sales to help satisfy our obligations under the NPA.

GSK manages its product development process, and we cannot predict its requirements for QS-21 Stimulon in the future or to what extent, if any, it will develop and commercialize additional vaccines that use QS-21 Stimulon as an adjuvant. GSK may initiate or terminate programs containing QS-21 Stimulon at any time. In addition, even if GSK successfully completes clinical trials with additional vaccine candidates using QS-21 Stimulon or these vaccine candidates receive positive decisions from regulatory bodies, there is no guarantee that these products will ultimately obtain regulatory approval or, if so approved, become commercially successful.

Any inability to receive anticipated royalties from sales of GSK vaccines could have a material adverse effect on our business, financial condition and results of operations.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in preclinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs currently in clinical stage development targeting PD-1, CTLA-4, GITR and OX40. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) Bristol-Myers Squibb (“BMS”) markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agonists to GITR and OX-40, (2) Merck has an approved anti-PD-1 antibody in the United States, as well as an anti-CTLA-4 antagonist and an anti-GITR agonist in clinical development, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as anti-CTLA-4, PD-1, GITR and OX40 targeting antibodies in development, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, (6) Novartis has anti-PD-1, anti-PD-L1 and anti-GITR antibodies in clinical trials, and (7) Roche/Genentech has an approved anti-PD-L1 and an anti-OX40 antibody in clinical development. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including Tesaro, Beigene, Regeneron, CureTech, Eli Lilly, Jiangsu HengRui Medicine, Shanghai Junshi, Macrogenics, CytomX and Janssen. We are also aware of competitors with preclinical antibodies against these targets. In addition, we are also aware of competitors with clinical stage antibodies against targets in our earlier stage programs such as TIM-3, LAG-3, CD-137, TIGIT and other undisclosed targets. These include, but are not limited to, BMS, Pfizer, Novartis, Merck, Roche, Tesaro, Eli Lilly, OncoMed and Regeneron. Additionally, we are also aware of competitors with assets against these targets that are in preclinical development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are planning to develop our anti PD-1 antibody in second line cervical cancer. We are aware of exploratory, industry sponsored clinical trials that are underway in cervical cancer. Our competitors include, but are not restricted to, Merck (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with anti-CTLA-4 or anti-LAG-3 or anti-IDO), Advaxis (HPV targeting vaccine alone or in combination with AstraZeneca’s anti-PD-L1 antibody or BMS’ anti-PD-1 antibody) and Lion Biotechnologies (autologous TILs). Additionally, we are also aware of other early stage clinical trials testing alternate CPM targets in cervical cancer patients. These include, but are not restricted to, anti-PD-L1 + anti-IDO (Roche), OX40 +/- CD-137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in clinical development. We are aware of many companies pursuing personalized cancer vaccines in preclinical or clinical development, including, without limitation, the following: Aduro Biotech, Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck Genocea Biosciences, Argos Therapeutics, EpiVax Inc. Nouscom, Immatics and BrightPath Biotherapeutics.

Several companies have products that utilize similar technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines. Schering Corporation, a subsidiary of Merck, markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including but not limited to Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well.

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

Failure to realize the anticipated benefits of our strategic acquisitions and licensing transactions could adversely affect our business, operations and financial condition.

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

The Brain Tumor Trials Collaborative is sponsoring a Phase 2 clinical trial of our Prophage vaccine candidate in combination with Merck’s pembrolizumab in patients with glioma. When our licensees or third party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities. In addition, substantially all product candidates containing QS-21 Stimulon depend on the success of GSK, our licensee. GSK’s most advanced product containing QS-21 Stimulon is its shingles vaccine that recently received marketing authorization in the United States and Canada. We are dependent upon GSK to successfully manufacturing and commercializing its shingles vaccine and generate royalties for us, if any.

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

We rely on a small staff of highly trained and experienced senior management and scientific, administrative and operations personnel and consultants to conduct our business in certain key areas of our organization. The competition for qualified personnel in the biotechnology field is intense, and if we are not able to continue to attract and retain qualified personnel and/or maintain positive relationships with our outside consultants, we may not be able to achieve our strategic and operational objectives. Moreover, in connection with our March 2017 restructuring activities, certain positions on our management team were eliminated and Dr. Robert Stein retired from his role as President of R&D to become a senior R&D advisor to the Company. Any key capability gaps identified following this restructuring could have a material adverse effect on our business, financial condition and results of operations.

As previously disclosed, we intend to advance our cell therapy business through our new subsidiary, AgenTus Therapeutics, eventually with separate funding. Moving intellectual property assets into AgenTus Therapeutics in foreign jurisdictions could have adverse tax consequences, and there is no guarantee that we will be able to attract external funding. Moreover, even if the business is funded, there is no guarantee that it will be successful.

While we are currently in the process of pursuing external funding and partnership opportunities to advance AgenTus Therapeutics, Agenus is currently funding such operations. There is no guarantee that external funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or use internal resources to advance them. In addition, our cell therapy assets are pre-clinical. Even if adequate funding and partnership opportunities are available, there is no guarantee that we will be successful in advancing one or more product candidates into and through clinical development. In addition, most of the efforts being made on behalf of AgenTus Therapeutics are being led by a separate AgenTus chief executive officer, utilizing Agenus’ management team and internal resources. The current structure could cause management and Agenus resources to be distracted from Agenus’ own core pipeline and programs.

The cell therapy assets necessary to enable AgenTus Therapeutics are currently owned or controlled by Agenus in the United States and Switzerland. In connection with capitalizing AgenTus Therapeutics, these assets will be transferred to new legal entities within the United States and Europe. Transferring these assets requires that taxes be paid based on the fair market value of the assets. We are currently in the process of valuing these assets to determine our total tax liabilities. While we expect to have adequate net operating losses to offset any tax liabilities, there is no guarantee that this will be the case in all relevant jurisdictions. Moreover, we have previously disclosed our interest in potentially issuing a tax-free dividend to Agenus’ stockholders in the form of stock of AgenTus Therapeutics. There is no guarantee that any such dividend will be tax-free or that it will be issued at all, or the timing thereof. If we issue a dividend in the form of stock, there could be adverse tax consequences for certain of our stockholders.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of September 30, 2017, we had spent approximately 20 years and $652.7 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 40 issued United States patents and approximately 130 issued foreign patents. We also own, co-own or have exclusive rights to approximately 35 pending United States patent applications and approximately 80 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

During the period from our initial public offering on February 4, 2000 to September 30, 2017, and the nine months ended September 30, 2017, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.24 and $5.37 per share, respectively. The average daily trading volume for the nine months ended September 30, 2017 was approximately 1,081,978 shares, while the average daily trading volume for the year ended December 31, 2016 was approximately 1,207,067. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of September 30, 2017, we had 99,743,257 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 20,101,002 shares of common stock pursuant to various private placement agreements (including 1,400,000 shares of common stock issuable upon the exercise of certain warrants that we issued in February 2015) and to permit the sale of up to 15,000,000 shares of our common stock pursuant to our Controlled Equity OfferingSM Sales Agreement. As of the date of filing, an aggregate of approximately 38,000,000 of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024 (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In addition, as additional consideration for assets that we purchased from Celexion, we agreed to pay to Celexion $4.1 million in shares of our common stock in November 2017. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. Pursuant to a technology transfer and license agreement that we entered into with Iontas Limited (“Iontas”) in September 2015, we agreed to pay up to an aggregate of $3,500,000 upon the completion of certain milestones, payable in cash or shares of our common stock at our election. In November 2016, we issued 157,513 shares of our common stock to Iontas as consideration for a $1.0 million milestone payment, and in January 2017 we filed a registration statement to provide for the resale of these shares. In March 2017, we issued an additional 373,351 shares of our common stock to Iontas as consideration for a $1.5 million milestone payment and amended the registration statement to incorporate these additional shares. We are also obligated to file registration statements covering any additional shares that may be issued to Celexion, XOMA, or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with Celexion, XOMA, and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2017, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of September 30, 2017, options to purchase 14,749,924 shares of our common stock with a weighted average exercise price per share of $4.23 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2017, we had 7,847,002 vested options and 1,915,991 non-vested shares outstanding.

As of September 30, 2017, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Commitment to Issue $15,000,000 of Additional Notes

As previously disclosed, on September 4, 2015, we and our wholly-owned subsidiaries, Antigenics LLC (“Antigenics”) and Aronex Pharmaceuticals, Inc. (“Aronex”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and other purchasers. Pursuant to the terms of the Note Purchase Agreement, on September 8, 2015 (the “Closing Date”), Antigenics issued $100 million aggregate principal amount of limited recourse notes (the “Initial Notes”) to the purchasers. Antigenics has the option to issue an additional $15 million aggregate principal amount of Notes (the “Additional Notes” and, together with the Initial Notes, the “Notes”) to the purchasers within 15 days after approval of GlaxoSmithKline’s (“GSK”) shingles vaccine, HZ/su, by the U.S. Food and Drug Administration (the “FDA”).  On October 20, 2017, the FDA granted marketing authorization to GSK for its shingles vaccine, SHINGRIX, and on November 2, 2017, Antigenics irrevocably elected to issue and sell the Additional Notes in accordance with the terms of the Note Purchase Agreement.  The closing on the issuance and sale of the Additional Notes is expected to occur in December 2017.

The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after the Closing Date computed on the basis of a 360-day year and the actual number of days elapsed. Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. The Notes are limited recourse and secured solely by a first priority security interest in the royalties and accounts and payment intangibles relating thereto plus various rights of Antigenics related to the royalties under its contracts with GSK (the “Collateral”). GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly payment of principal and interest, the interest will be capitalized and added to the aggregate principal balance of the loan. The final legal maturity date of the Notes is the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”). Antigenics’ obligation to repay all principal and accrued and unpaid interest by the Maturity Date is secured only by the Collateral.

Antigenics may redeem all, but not less than all, of the Notes at any time prior to the Maturity Date at its option. The redemption price is equal to the outstanding principal amount of the Notes, plus all accrued and unpaid interest thereon, plus a premium payment that would yield an aggregate internal rate of return (“IRR”) for the purchasers as follows: (i) an IRR of 17.5% if the redemption occurs after 24 months but within 48 months of the Closing Date, and (ii) an IRR of 15% if the redemption occurs more than 48 months after the Closing Date (the “Redemption Payment”).

On September 8, 2018, each purchaser has the option to require Antigenics to repurchase up to 15% of the Notes issued to such purchaser on the Closing Date (the “Put Notes”) at a purchase price equal to the principal amount thereof plus accrued and unpaid interest thereon (the “Put Payment”). Antigenics is required to complete any such repurchase within 90 days after September 8, 2018.

On the earlier of (i) September 8, 2027 and (ii) the Maturity Date, Antigenics is required to pay the Purchasers an amount equal to the following (the “Make-Whole Payment”): $115 million minus the aggregate amount of all payments made in respect of the Notes (regardless of whether characterized as principal or interest at the time of payment), including the original principal amount of any repaid Put Notes.

The foregoing descriptions of the Notes and the Note Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the text of the Notes and the Note Purchase Agreement, which were filed as Exhibits 4.2 and 4.1, respectively, to our Current Report on Form 8-K/A filed on September 11, 2015 and incorporated herein by reference.

Termination of At Market Issuance Sales Agreement

On October 18, 2017, we exercised our right under that certain At Market Issuance Sales Agreement by and between us and MLV & Co. LLC, dated as of October 10, 2014 (the “Prior Sales Agreement”) to terminate the Prior Sales Agreement, which termination took effect on October 30, 2017.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	November 7, 2017	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer