Form 10-K
period 2017-12-31
AGENUS INC
filed 2018-03-16
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was: $306.4 million. There were 102,556,797 shares of the registrant’s Common Stock outstanding as of February 28, 2018.

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

AIM TM, ASV TM, AgenTus TM, Agenus TM, AutoSynVax TM, Oncophage®, PSV TM, PhosphoSynVax TM, ProphageTM, Retrocyte DisplayTM, SECANT® and Stimulon® are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

PART I

Item 1.	Business

Our Business

We are a clinical-stage immuno-oncology (“I-O”) company dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer.  Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. We have assembled fully integrated capabilities from novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccine platforms. We leverage our immune biology platforms to identify effective combination therapies for development and have developed productive partnerships to advance our innovation.

We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immuno-modulatory agents designed to address underlying tumor immune-escape mechanisms.

Our pipeline of immuno-modulatory antibodies target important nodes of immune regulation, including our proprietary lead antibodies, anti-CTLA-4 and anti-PD-1.  We are aiming to develop, register, and launch these products with a first potential biologics license application (“BLA”) filing as early as the second-half of 2019.  We will then endeavor to expand on these agents with combinations of novel compounds designed to address tumor escape mechanisms, such as intratumoral Treg and tumor microenvironment conditioning.

In addition, for tumors not yet visible to the immune system, we are leveraging our immune educating neoantigen vaccine platform, designed to target mutationally based and biochemically based (phosphorylated) neoantigens (AutoSynVax and PhosPhoSynVax) to prime the immune system to attack tumors. These vaccines may be applicable for patients where checkpoint modulating (“CPM”) antibodies alone are not sufficient to bring about tumor control.

Advances in our understanding of the interactions between cancers, the tumor microenvironment, and the immune system have led to powerful new approaches to treat cancer.  We recently formed a new subsidiary, AgenTus Therapeutics, to bring innovative living drugs to cancer patients. AgenTus is employing an integrated platform to discover and develop novel living drugs to treat a broad range of cancers.

To succeed in I-O, innovation and speed are paramount.  We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification (Retrocyte Display, SECANT, Agenus Immunogenic Platform (“AIM”), functional genomics and ligandomics) through manufacturing for clinical trials of antibodies and vaccines.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our Vision

We believe that harnessing innovation and speed with combinations of drugs are key to bringing effective treatments to patients with certain cancers. We have assembled fully integrated capabilities in novel target discovery, antibody generation, cell line development, and GMP manufacturing, together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccines. We believe that a balanced pipeline of product candidates should focus on both validated targets as well as novel targets designed to address tumor escape mechanisms. CTLA-4 and PD-1 antagonists are recognized as the first clinically validated immunotherapy combination. These, in combination with innovative immuno-modulatory antibodies or immune education vaccines, could be a focal point of the next generation of I-O combinations. Therefore, we plan to develop, register, and launch, our proprietary PD-1 and CTLA-4 antibody programs aggressively through the clinic and expand with novel combination therapies designed to improve the clinical response and durability response of existing therapies.

Our Strategy

Our strategy is to combine our antibodies, vaccines, and adjuvants to develop effective combinations designed to yield best-in-class treatments for patients with cancer. We are pursuing a tiered risk profile and targeting compressed timelines for regulatory filings. We are executing on a clinical development plan with our anti-CTLA-4 (AGEN1884) and anti-PD-1 (AGEN2034) in definable patient populations. In addition, we plan to pursue select indications to further expedite market entry.

Our combination clinical trial of AGEN1884 with Keytruda in patients with first line non-small cell lung cancer (“1L NSCLC”) with high PD-L1 expression is targeting a definable population indicated for Keytruda monotherapy where combination with our CTLA-4 could potentially expand the clinical benefit beyond Keytruda on its own. Second line cervical cancer is also an indication that is responsive to PD-1 blockade and where combination with CTLA-4 could potentially expand clinical benefit, present a differentiated development path, and potentially provide a niche opportunity in certain markets. Some of our additional programs may pose moderate regulatory risk and will entail: 1) pursuit of effective I-O antibody and vaccine combinations with CTLA-4 and/or PD-

1 targeted antibodies as the backbone; and 2) advancement of our differentiated antibody programs such as our first-in-class bispecific programs, a next generation anti-CTLA-4, and a differentiated CD137 and TIGIT.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with collaborators and licensees and by entering into new collaborations.

Our Assets

Our I-O assets include antibody-based therapeutics, cancer vaccine platforms, and adjuvants. Our proprietary CTLA-4 and PD-1 antagonists are in clinical development; we are one of the few companies to have a proprietary anti-CTLA-4 and anti-PD-1 in clinical combinations.

To complement our portfolio of foundational CPMs, we have pre-clinical antibodies targeting novel immune-mechanisms. These include next-generation anti-CTLA-4, CD137 and anti-TIGIT antibodies, as well as undisclosed multi-specific antibodies.

We have proprietary cancer vaccine platforms which are designed to be autologous (Prophage) and individualized (AutoSynVax (“ASV”); PhosphoSynVax (“PSV”)).  Our Prophage and synthetic ASV and PSV vaccine candidates are protein complexes that consist of heat shock proteins (“HSPs”) and peptides that are either tumor-derived or tailor-made based on the unique genomic fingerprint of a patient’s tumor, respectively. Our vaccine programs are being developed for intended combinations with CPMs.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline plc. (“GSK”) and is a key component in multiple GSK vaccine programs.  GSK's Shingrix vaccine, which contains our QS-21 Stimulon® adjuvant, is approved by the US Food and Drug Administration (“FDA”) and Health Canada and recently received the Committee for Medicinal Products for Human Use recommendation for approval.

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

We possess a suite of antibody discovery platforms that are designed to drive the discovery of future CPM antibody candidates.  We are planning to employ a variety of techniques to identify and optimize mono-specific and multi-specific antibody candidates, internally.

We have presented clinical data on our lead antibody, AGEN1884, at the American Society of Clinical Oncology (“ASCO”) in June 2017. We have also presented pre-clinical and clinical data on our anti-CTLA-4 (AGEN1884), anti-PD-1 (AGEN2034), and ASV programs as well as our partnered programs GITR (INCAGN1876) and OX-40 (INCAGN1949) at the American Association for Cancer Research (“AACR”) April 2017, Society for Immunotherapy of Cancer (“SITC”) November 2017, the International Cancer Immunotherapy Conference (“CIMT”) May 2017, and CRI-CIMT-EATI-AACR International Cancer Immunotherapy Conference in September 2017. The presentations covered pre-clinical pharmacology for our antibodies and demonstrated that AGEN1884 binds to CTLA-4 expressed on T cells and potently blocks engagement of CD80 and CD86, leading to enhanced T cell responsiveness. We also reported:

•	data that AGEN1884 augmented vaccine response in primates;
•	clinical data on safety and preliminary efficacy of AGEN1884, which supported our expectations of the safety profile;
•	that we observed a complete response in a compassionate use setting in a patient with advanced angiosarcoma, who was unresponsive to prior therapies;
•

data demonstrating that AGEN2034, a novel human IgG4 anti-PD-1 antagonist antibody, inhibits PD-1 binding to PD-L1 and PD-L2, resulting in enhanced T cell responsiveness in vitro as well as in a non-human primate model;

•	that AGEN2034 combined effectively with AGEN1884, a human IgG1 anti-CTLA-4 antibody, anti-TIGIT or anti-LAG-3 to further enhance T cell responsiveness;
•	that AIM can predict immunogenic peptides containing neoantigens and tumor specific phosphopeptides to develop immunogenic vaccines; and
•

clinical data demonstrating ASV can effectively deliver antigens and induce an anti-tumor immunogenic response and pre-clinical data revealing that these vaccinogenic responses are optimized with combination checkpoint modulating antibodies.

We are developing our anti-CTLA-4 antibody in combination with Keytruda in a definable cohort of patients in 1L NSCLC with high PD-L1 (>50%) expression, where Keytruda is approved for use as a monotherapy with <50% response rates. We also plan to develop our proprietary anti-CTLA-4 antibody in combination with our proprietary anti-PD-1 antibody in second line cervical cancer. Chemoradiation therapy is the current standard of care for earlier lines of treatment. In distant metastatic patients, platinum-based chemotherapy, with or without bevacizumab, is the current standard of care. However, there are no established therapies for second line cervical cancer and the five-year survival rate of recurrent/metastatic cervical cancer is 16.8%. Cervical cancer is a malignancy that is driven by the persistent infection by certain types of human papilloma virus (“HPV”). Anti PD-1/PD-L1 have shown to be active in virally induced disease and, specifically, HPV induced squamous cell cancer of the head and neck. In these tumors, anti PD-1 blockade might induce objective responses as well as prolongation of survival.

In addition to pursuing validated targets, our discovery pipeline includes next generation molecules to known targets (such as TIGIT and CD137) as well as potential first-in-class bispecific antibodies designed to go beyond T cell targeting to address tumor escape mechanisms within the tumor micro-environment. The most advanced of our discovery pipeline is our next generation CTLA-4, an IgG1 anti-CTLA-4 antagonist. This molecule is advancing through Investigational New Drug (“IND”) enablement.

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

At the April 2016 AACR conference, we presented data for two antibody candidates under the Incyte collaboration: INCAGN1949 (anti-OX40 agonist) and INCAGN1876 (anti-GITR agonist). The presentations covered pre-clinical pharmacology for each antibody, including optimized features. At AACR 2017, we presented additional pre-clinical data for both INCAGN1949 and INCAGN1876 which further characterized these antibody candidates. In June 2016, we announced that the first patient was dosed in a Phase 1/2 clinical trial of INCAGN1876. The Phase 1/2 trial is exploring the safety, tolerability, and efficacy of INCAGN1876 combined with immune therapies, ipilimumab and nivolumab, in advanced or metastatic malignancies such as advanced or metastatic endometrial cancer, gastric cancer (including stomach, esophageal, and gastroesophageal junction), and squamous cell carcinoma of the head and neck. In addition, in November 2016 we announced the commencement of a Phase 1/2 clinical trial of INCAGN1949. The Phase 1/2 trial is exploring the safety, tolerability, and efficacy of INCAGN1949 combined with immune therapies, ipilimumab and nivolumab, in advanced or metastatic malignancies such as advanced or metastatic urothelial carcinoma or RCC.

In addition, in April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed CPM targets. Merck selected a lead product candidate against one of the undisclosed Merck targets to advance into preclinical studies, leading to a $2.0 million milestone payment that we received in May 2016. In November 2017, we announced we had received a $4.0 million payment for the advancement of the undisclosed antibody under our license and research collaboration agreement with Merck. Under the terms of the agreement, Merck is responsible for all future product development expenses for the selected antibody candidate. We are eligible to receive up to an additional $99.0 million in milestone payments, in addition to royalties on any worldwide product sales.

In 2017, we also formalized a research collaboration with UCB Biopharma SPRL (“UCB”). The collaboration leverages the antibody engineering capabilities of UCB and Agenus in novel bispecific antibody discovery. In addition, we have a collaboration agreement with Recepta Biopharma SA on the development of our antibodies targeting CTLA-4 and PD-1, which gives Recepta certain rights to South American countries. We expect to continue exploring additional future collaborations.

Vaccine Platforms

Our current vaccine platforms for the treatment of cancer, and potentially other indications, include our HSP based Prophage vaccine candidates, and our fully synthetic, neoantigen vaccine candidates, ASV and PSV.

HSPs are a group of proteins present at high levels in most mammalian cells. Their expression is increased when cells are exposed to elevated temperatures or other stresses. A potential role for HSPs in regulating immune responses was revealed when it was first discovered that HSP complexes purified from cancer cells produced immunity to cancer, whereas HSP complexes purified from normal tissue did not. This discovery led to the understanding that HSPs bind to and carry a broad sampling of the protein environment within cells, including mutant proteins that might arise from genetic mutations within cancer cells. It was further shown that immunization with HSP complexes purified from tumors generate both CD4 and CD8 positive T-cell immune responses. These activated T-cells target the cancer cells of the tumor, from which the HSP complexes were derived, for destruction. Thus, HSP complexes isolated from cancer cells may be particularly helpful in mediating successful immunization. Since HSPs are expressed in all tumor cells, the approach of immunizing with the HSP complexes isolated from a particular tumor may be broadly applicable to a variety of cancer types. We believe that we pioneered the use of gp96, an HSP, purified from a patient’s own tumor tissue, as a way to make I-O vaccine candidates.

    Prophage Vaccine Candidates

Our Prophage cancer vaccine candidate, HSPPC-96, is an autologous cancer vaccine therapy derived from cancer tissues that are surgically removed from an individual patient. As a result, a Prophage vaccine contains a broad sampling of potentially antigenic mutant proteins from each patient’s own tumor. Prophage vaccines are designed to program the body’s immune system to target only the specific cells that express those mutant antigens, thereby reducing the risk that the body’s immune response against the tumor after vaccination will also affect healthy tissue. Enhancing immune response using personalized vaccines, particularly in combination with CPMs, could be useful in cancers where a low number of mutant proteins leads to weakened immunogenicity.

To date, more than 1,000 patients have been treated with Prophage vaccines in clinical trials internationally, covering a broad range of cancer types, and no serious immune-mediated side effects have been observed. The results of these trials have been published and/or presented at scientific conferences. These results indicate observable clinical and/or immunological activity across many types of cancer.

In January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”). The double-blind, randomized controlled Phase 2 trial is evaluating the effect of Prophage in combination with pembrolizumab (Keytruda®) in patients with ndGBM. The trial is being conducted by the Brain Tumor Trials Collaborative (“BTTC”), a consortium of top academic centers led by Dr. Mark Gilbert, Chief of the Neuro-Oncology Branch at the NCI Center for Cancer Research. The trial consists of two-arms with one arm receiving pembrolizumab as a monotherapy and a second arm receiving both Prophage and pembrolizumab in combination. Forty-five patients are being randomly assigned to each arm. Under this collaboration, we are supplying Prophage, Merck is supplying pembrolizumab (Keytruda®) and NCI and BTTC member sites are recruiting patients and conducting the trial.

    Neoantigen Vaccine Platforms

Mutation-based neo-epitopes, which will form the basis for the immunogens used in ASV, appear to be almost always particular to a given patient. Therefore, ASV is a largely individualized vaccine product candidate. With a small amount of a patient’s tumor as a sample, our ASV program is designed to utilize next generation sequencing technologies coupled with complex bioinformatics algorithms to identify mutations in a tumor’s DNA and RNA. Once these mutations have been identified, we plan to manufacture synthetic peptides encoding these neoepitopes, load these peptides on to our recombinant HSP70 and deliver a fully synthetic polyvalent vaccine to the patient. This program is based on the hypothesis that the HSP70 platform would shuttle the mutated peptides to sites where they could be recognized by the immune system and elicit a cytotoxic and helper T cell response in patients with cancer.

Biochemically based neoantigens, such as those arising from dysregulated phosphorylation of various proteins in malignant cells, can serve as a tumor fingerprint across a broad histology of tumors. Through the acquisition of PhosImmune, we have a portfolio of proprietary phosphorylated antigenic targets that can be used for therapeutic development. PSV is a vaccine candidate designed to induce immunity against this novel class of tumor specific neoepitopes. PSV is intended to induce cellular immunity to abnormal phosphopeptide neoepitopes that are characteristic of these various forms of cancer. Phosphopeptides (or phosphopeptide analogues) can be synthesized and complexed with HSP70, using an approach analogous to that used in the generation of our previous HerpV vaccine candidate. HerpV demonstrated good cellular and humoral responses to synthetic peptide immunogens complexed with HSP70 in a placebo-controlled Phase 2 study. We believe that similar responses could be obtained to phosphopeptide or phosphopeptide analogues bound to HSP70 when used as vaccines. Phosphorylation-based neoepitopes can apparently be found on specific types of cancer in many patients. Studies to optimize the immunogens to be used in PSV are ongoing.

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

Partnered QS-21 Stimulon Programs

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement,” respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us, or our affiliates, licensees, or customers, certain quantities of commercial grade QS-21 Stimulon for a stated period of time. In March 2012, we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets, which expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. We refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement collectively as the GSK Agreements. In 2017, we received a final milestone payment of $1.0 million from GSK and are no longer entitled to any additional milestone payments under the GSK Agreements. Under the terms of the Agreement, we are generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, with some exceptions; however, we have already sold this potential royalty stream in its entirety as discussed in more detail below. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

QS-21 Stimulon is a key component included in certain of GSK's proprietary adjuvant systems, and we believe that a number of GSK's vaccine candidates currently in development are formulated using adjuvant systems containing QS-21 Stimulon, including its shingles vaccine that was approved by the FDA and Health Canada in 2017. We do not incur clinical development costs for products partnered with GSK.

In September 2015, we monetized a portion of the royalties associated with the GSK License Agreement to an investor group led by Oberland Capital Management for up to $115.0 million in the form of a non-dilutive royalty transaction. Under the terms of a Note Purchase Agreement with the investor group (the “Note Purchase Agreement”) we received $100.0 million at closing for which the investors had the right to receive 100% of our worldwide royalties under the GSK License Agreement on sales of GSK’s shingles (HZ/su) and malaria (RTS,S) prophylactic vaccine products that contain our QS-21 Stimulon adjuvant to pay down principle and interest. In November 2017 and pursuant to the Note Purchase Agreement, we received an additional $15.0 million in cash from the investors based on the approval of HZ/su by the FDA. Pursuant to the terms of this transaction, we retained the right to receive all royalties from GSK after all principal, interest and other obligations were satisfied under the Note Purchase Agreement. The Note Purchase Agreement also allowed us to buy back the loan and extinguish the notes early under pre-specified terms.

In January 2018, we sold 100% of all royalties we were entitled to receive from GSK to Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”) and used the proceeds to extinguish the debt under the Note Purchase Agreement. HCR paid approximately $190.0 million at closing for the royalty rights, of which approximately $161.9 was used to extinguish the prior notes, yielding us approximately $28.0 million in net proceeds. We are also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. We would owe a reverse milestone payment of approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of the GSK vaccines exceed $1.0 billion or (ii) 2020 sales of the GSK vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement, subject to certain customary exceptions and excluding all assets necessary for AgenTus Therapeutics, Inc.

Manufacturing

Manufacturing CPM Antibodies

In December 2015, Agenus acquired an antibody manufacturing pilot plant in Berkeley, CA from XOMA Corporation (“XOMA”), which we refer to as “Agenus West.” A team of former XOMA employees with valuable chemistry, manufacturing and controls experience joined us and continue to operate the facility. In addition, in February 2017, we amended our collaboration with

Incyte, transferring manufacturing responsibilities for all antibodies under the collaboration to them. This includes antibodies targeting GITR, OX40, TIM-3, LAG-3 and one undisclosed target. We have transferred the manufacturing know how to Incyte to support these endeavors and allow Agenus to focus on the manufacture of antibodies for some of our own CPM programs and those of existing and potential third-party collaborators.  Since the acquisition of Agenus West, we have made significant improvements in the plant, and added additional headcount increasing both scale and capacity. The plant is currently providing antibody production for our lead programs.  We aim to utilize our Agenus West pilot plant capabilities to accelerate antibody delivery, improve quality and increase product yield while providing us with greater manufacturing flexibility, all at reduced costs.

Manufacturing Cancer Vaccines

We manufacture our cancer vaccine candidates in our Lexington, MA facility.

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

ASV and PSV vaccine candidates are manufactured using HSP70 loaded with synthetic peptide synthesized by approved manufacturers. The sequence of the peptides is determined by sequencing and analysis of patient and tumor DNA and RNA and run through complex algorithms by our bioinformatics group who have specialized knowledge of the attributes required to elicit immune responsiveness. This process takes several weeks, after which the manufactured vaccine undergoes extensive quality testing, including sterility testing, which takes a further two weeks.

We have established, within a single facility, well-defined, cost efficient vaccine manufacturing under GMPs, including bioanalytical, quality control and quality assurance, logistics, distribution and supply chain management. After manufacturing, Prophage and ASV vaccine candidates are tested and released by our analytical and quality systems staff. The quality control organization performs a series of release assays designed to ensure that the product meets all applicable specifications. Our quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with current GMP (“cGMP”) as mandated by the FDA and foreign regulatory agencies.

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

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to approximately 35 issued United States patents and approximately 120 issued foreign patents. We also own, co-own or have exclusive rights to approximately 30 pending United States patent applications and approximately 125 pending foreign patent applications. We may not have rights in all territories where we may pursue regulatory approval for our product candidates.

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

Ludwig Institute for Cancer Research

On December 5, 2014, our wholly-owned subsidiary, Agenus Switzerland Inc. (formerly known as 4-Antibody AG)(“4-AB”), entered into a license agreement with the Ludwig Institute for Cancer Research Ltd. (“Ludwig”), which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted 4-AB an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we and 4-AB entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, 4-AB made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates 4-AB to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we and/or 4-AB will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. During the year ended December 31, 2017, we paid a percentage of sublicensing income totaling $2.0 million to Ludwig under the license agreements. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by 4-AB or us (as applicable) for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions.

University of Connecticut Health Center

In May 2001, we entered into a license agreement with the University of Connecticut Health Center (“UConn”) which was amended in March 2003 and June 2009. Through the license agreement, we obtained an exclusive, worldwide license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires in 2028 or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of six months. The license agreement contains aggregate milestone payments of approximately $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals, and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. Under the March 2003 amendment, we agreed to pay UConn an upfront payment and to make future payments for each patent or patent application with respect to which we exercised our option under the research agreement. As of December 31, 2017, we had paid approximately $900,000 to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.

Regulatory Compliance

Governmental authorities in the United States and other countries extensively regulate the pre-clinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export, marketing and distribution, among other things, of our investigational product candidates. In the United States, the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, subject pharmaceutical products to rigorous review.

In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof entails extensive pre-clinical, clinical, and laboratory tests. Before approving a new drug or marketing application, the FDA may also conduct pre-licensing inspections of the company, its contract research organizations and/or its clinical trial sites to ensure that clinical, safety, quality control, and other regulated activities are compliant with Good Clinical Practices (“GCP”), or Good Laboratory Practices (“GLP”), for specific non-clinical toxicology studies. The FDA may also require confirmatory trials, post-marketing testing, and extra surveillance to monitor the effects of approved products, or place conditions on any approvals that could restrict the commercial applications of these products. Once approved, the labeling, advertising, promotion, marketing, and distribution of a drug or biologic product must be in compliance with FDA regulatory requirements.

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

The sponsor must submit to the FDA the results of pre-clinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application (“NDA”), or in the case of biologics, a BLA. In a process that can take a year or more, the FDA reviews this application and, when and if it decides that adequate data are available to show that the new compound is both safe and effective for a particular indication and that other applicable requirements have been met, approves the drug or biologic for marketing.

Whether or not we have obtained FDA approval, we must generally obtain approval of a product by comparable regulatory authorities of international jurisdictions prior to the commencement of marketing the product in those jurisdictions. We are also subject to cGMP, GCP, and GLP compliance obligations and are subject to inspection by international regulatory authorities. International requirements may in some circumstances be more rigorous than U.S. requirements and may require additional investment in manufacturing process development, non-clinical studies, clinical studies, and record-keeping that are not required for U.S. regulatory compliance or approval. The time required to obtain this approval may be longer or shorter than that required for FDA approval and can also require significant resources in time, money and labor.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs currently in clinical stage development targeting PD-1, CTLA-4, GITR and OX40. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) Bristol-Myers Squibb (“BMS”) markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agonists to GITR and OX-40, (2) Merck has an approved anti-PD-1 antibody in the United States, as well as an anti-CTLA-4 antagonist and an anti-GITR agonist in clinical development, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as anti-CTLA-4, PD-1, GITR and OX40 targeting antibodies in development, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, (6) Novartis has anti-PD-1, anti-PD-L1 and anti-GITR antibodies in clinical trials, and (7) Roche/Genentech has an approved anti-PD-L1 antibody. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including AbbVie, Arcus Biosciences, Boehringer Ingelheim, Tesaro, Beigene, Regeneron, Eli Lilly, Jiangsu HengRui Medicine, Shanghai Junshi, Macrogenics, CytomX, Janssen, CBT Pharmaceuticals, Checkpoint Therapeutics, CStone Pharmaceuticals, Livzon MabPharm Inc and Suzhou Alphamab. We are also aware of competitors with pre-clinical antibodies against these targets. In addition, we are also aware of competitors with clinical stage antibodies against targets in our earlier stage programs such as TIM-3, LAG-3, CD137, TIGIT and other undisclosed targets. These include, but are not limited to, BMS, Pfizer, Novartis, Merck, Roche, Tesaro, Eli Lilly, OncoMed, Boehringer Ingelheim, Astellas and Regeneron. Additionally, we are also aware of competitors with assets against these targets that are in pre-clinical development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are planning to advance combinations of our anti-CTLA-4 antibody, AGEN1884, with Keytruda in 1L NSCLC, where Keytruda is currently approved. Specifically, we will be evaluating efficacy within a subset of patients who express ≥50% PD-L1 protein biomarker levels. We are aware of competitors who have approved immunotherapy products in this indication, including having a label specifically directed at this patient subset, such as Merck (anti-PD-1 monotherapy). We are also aware of industry sponsored clinical trials, including exploratory studies, that are directed at this specific patient population. These include, but are not restricted to, Incyte/Merck (anti-IDO + anti-PD-1), Merck (anti-PD-1 + anti-CTLA-4), Regeneron (anti-PD-1), Roche (anti-PD-L1), Merck KgaA / Pfizer (anti-PD-L1), and Tesaro (anti-PARP + anti-PD-1). We are also aware of competitors who have approved immunotherapies or have published positive Phase 3 data for immunotherapies in 1L NSCLC. These include, and are not restricted to, Merck, BMS, and Roche. Additional competitors have ongoing clinical trials for immunotherapies in the 1L NSCLC setting, across PD-L1 expression levels.

We are planning to develop our anti PD-1 antibody in second line cervical cancer. We are aware of industry sponsored clinical trials, including exploratory studies that are underway in cervical cancer. Our competitors include, but are not restricted to, Regeneron (anti-PD-1), Merck (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with anti-CTLA-4 or anti-LAG-3 or anti-IDO), Advaxis (HPV targeting vaccine alone or in combination with AstraZeneca’s anti-PD-L1 antibody or BMS’ anti-PD-1 antibody) and Lion Biotechnologies (autologous TILs). We are also aware that Advaxis has submitted a conditional Marketing Authorization Application (“MAA”) for its HPV targeting vaccine in the European Union. Additionally, we are also aware of other early stage clinical trials testing alternate CPM targets in cervical cancer patients. These include, but are not restricted to, OX40 +/- CD137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in clinical development. We are aware of many companies pursuing personalized cancer vaccines in pre-clinical or clinical development, including, without limitation, the following: Aduro Biotech, Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck, Genocea Biosciences, Argos Therapeutics, EpiVax Inc. Nouscom, Immatics, EpiVax Inc., Achilles Therapeutics and BrightPath Biotherapeutics.

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

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

Employees

As of February 28, 2018, we had 255 employees, of whom 81 were PhDs and one was an MD. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Our net losses for the years ended December 31, 2017, 2016, and 2015, were $120.7 million, $127.0 million, and $87.9 million, respectively. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On December 31, 2017, we had $60.2 million in cash and cash equivalents and short-term investments. We believe that, based on our current plans and activities, including additional funding we anticipate from multiple sources between now and the end of the second quarter of 2018, including out-licensing and/or partnering opportunities, our working capital resources at December 31, 2017, along with the net proceeds of approximately $28.0 million received from HCR in January 2018 in connection with our royalty transaction, will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.

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

Our obligations to HCR and the holders of our 2015 Subordinated Notes could materially and adversely affect our liquidity.

In January 2018, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement (“RPA”) HCR, pursuant to which HCR purchased 100% of Antigenics’ worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. As consideration for the purchase of the royalty rights, HCR paid $190.0 million at closing, less certain transaction expenses. Of the closing proceeds, approximately $161.9 million was used to redeem

Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement with Oberland Capital SA Zermatt LLC, and we retained approximately $28.0 million of net proceeds. Antigenics is also entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. Antigenics will owe approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of GSK’s vaccines exceed $1.0 billion or (ii) 2020 sales GSK’s vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement. If GSK’s sales do not achieve either of the relevant milestones and we are obligated to make the Rebate Payment, our liquidity could be materially and adversely affected.

In February 2015, we exchanged senior subordinated promissory notes that we issued in 2013 for new senior subordinated promissory notes in the aggregate principal amount of $5.0 million with annual interest at 8%, and we issued an additional $9.0 million principal amount of such notes (the “2015 Subordinated Notes”). The 2015 Subordinated Notes were originally due February 2018, and in March 2017, we amended the 2015 Subordinate Notes to extend the maturity date to February 2020. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

If we do not have sufficient cash on hand to pay the Rebate Payment when due, or to otherwise service our 2015 Subordinated Notes, we may be required, among other things, to:

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

In February 2017, we amended the terms of our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share programs, where we and Incyte shared all costs and profits on a 50:50 basis, to royalty-bearing programs, where Incyte funds 100% of the costs and we are eligible for potential milestones and royalties. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with TIGIT reverting to Agenus and the undisclosed target reverting to Incyte, each with a potential 15% royalty to the other party on any global net sales. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. For each program in the collaboration, we serve as the lead for pre-clinical development activities through the filing of an IND, and Incyte has exclusive rights and all decision-making authority for manufacturing, clinical development and commercialization. Accordingly, the timely and successful completion by Incyte of clinical development and commercialization activities will significantly affect the timing and amount of any royalties or milestones we may receive under the collaboration agreement. In addition, in March 2017 we transferred manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in the ability of Incyte to successfully manufacture could have an adverse impact on those programs. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the collaboration agreement.

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

Our antibody programs are in early stage development, and there is no guarantee that we or our partners will be successful in advancing antibody product candidates into and through clinical development.

Our antibody programs are currently in early stage development, and many of our antibody programs are pre-clinical. Even if our pre-clinical studies or our and/or our partners’ clinical trials produce positive results, they may not necessarily be predictive of the results of future clinical trials. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development or earlier clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we and our partners fail to produce positive results in clinical trials of antibodies, our business and financial prospects would be materially adversely affected.

Although we are targeting to file our first BLA as early as the second half of 2019 and becoming a commercial organization in 2020, there is no guarantee that we will be able to do so on that timeline or at all.  Our stated timelines are aggressive and subject to various factors outside of our control, including patient accrual rates for our clinical trials. If our trials are unable to accrue patients at the rate we expect, we are unlikely to hit our anticipated timelines and our business and financial prospects could be materially adversely affected.

Similarly, although we are striving to file numerous INDs to advance novel antibodies and cell therapy candidates into the clinic in the next 12-18 months, there is no guarantee that we will be able to do so on that timeline, if at all. Our stated timelines are aggressive and subject to various risks, including resource constraints. If we are unable to advance novel candidates into the clinic as planned due to resource constraints or otherwise, our business and partnering prospects could be materially adversely affected.

We have undergone significant growth across multiple locations over the past few years, and are focusing on further enhancing core areas and capabilities as we move toward commercialization.  In addition, we have consolidated certain sites while expanding others to focus on our core priorities and future needs.  We may encounter difficulties in managing these growth and/or consolidation efforts, either of which could disrupt our operations.

Since our acquisition of Agenus Switzerland Inc., formerly known as 4-Antibody AG (“4-AB”) in January 2014, we have more than tripled our headcount, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally. While we have restructured our organization over the past two years, we expect to continue increasing our headcount in certain core areas as we continue to build our development, manufacturing and commercialization capabilities and integrate our acquired technology platforms. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

As part of our efforts to optimize efficiency across our organization, we closed our Jena office in 2016 and consolidated these operations in the United Kingdom and Switzerland. In 2017, we completed a reduction in force in our Lexington, MA facility, which included certain members of our management, in line with our prioritization efforts, and we closed our office in Basel, Switzerland and transferred our research and development assets and capabilities there to the United Kingdom. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations.

Our synthetic Heat Shock Protein (“HSP”) peptide-based platform is in early stage development, and there is no guarantee that a product candidate will progress from this platform.

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, subjects were not followed long enough to determine whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. Although we have not advanced this program into a Phase 3 trial, we initiated our ASV synthetic cancer vaccine program based on our prior findings with this platform. We initiated our first clinical trial for our first AutoSynVax product candidate in 2017; however, there is no guarantee that results of this trial or any potential future clinical trials will be positive. Although we are targeting to initiate a combination trial with ASV and one or more of our antibodies in 2018, there is no guarantee that we will be able to do so on that timeline or at all. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

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

Our current clinical trial plans with Prophage vaccines entails one government sponsored IND in which we provide support and product supply. For third-party sponsored trials, we lack the ability to control trial design, timelines, tumor tissue procurement and data availability. For example, in January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), whereby the NCI is conducting a double-blind, randomized controlled Phase 2 trial to evaluate the effect of Prophage vaccine in conjunction with Merck’s pembrolizumab on the overall survival rate of patients with newly diagnosed glioblastoma (“ndGBM”). In addition, the Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma that was being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the NCI, has been closed. In addition, our other cancer vaccine programs (ASV and PSV) are in Phase 1 and pre-clinical development, respectively, and there is no guarantee that they will successfully advance in and through the clinic. ASV also utilizes QS-21 Stimulon, and any inability or delay in securing adequate supplies of the adjuvant could have an adverse impact on the program or otherwise delay timelines. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings.

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

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house, we currently do not have an alternative long term supply partner for this adjuvant.

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

Biopharmaceutical manufacturing is also subject to extensive government regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices. These regulations govern manufacturing processes and procedures (including record-keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of a product candidate. In addition, facilities are subject to on-going inspections and routine audits, and minor changes in manufacturing processes may require additional regulatory approvals and audits, either of which could cause us to incur significant additional costs, set-backs or delays and eventual loss of revenue.

Risks associated with doing business internationally could negatively affect our business.

We currently have research and development operations in the United Kingdom, and we expect to pursue pathways to develop and commercialize our product candidates in both U.S. and non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the United Kingdom’s withdrawal from the European Union or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs currently in clinical stage development targeting PD-1, CTLA-4, GITR and OX40. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1)  BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agonists to GITR and OX-40, (2) Merck has an approved anti-PD-1 antibody in the United States, as well as an anti-CTLA-4 antagonist and an anti-GITR agonist in clinical development, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as anti-CTLA-4, PD-1, GITR and OX40 targeting antibodies in development, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, (6) Novartis has anti-PD-1, anti-PD-L1 and anti-GITR antibodies in clinical trials, and (7) Roche/Genentech has an approved anti-PD-L1 antibody. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including AbbVie, Arcus Biosciences, Boehringer Ingelheim, Tesaro, Beigene, Regeneron, Eli Lilly, Jiangsu HengRui Medicine, Shanghai Junshi, Macrogenics, CytomX, Janssen, CBT Pharmaceuticals, Checkpoint Therapeutics, CStone Pharmaceuticals, Livzon MabPharm Inc and Suzhou Alphamab. We are also aware of competitors with pre-clinical antibodies against these targets. In addition, we are aware of competitors with clinical stage antibodies against targets in our earlier stage programs such as TIM-3, LAG-3, CD137, TIGIT and other undisclosed targets. These include, but are not limited to, BMS, Pfizer, Novartis, Merck, Roche, Tesaro, Eli Lilly, OncoMed, Boehringer Ingelheim, Astellas and Regeneron. Additionally, we are aware of competitors with assets against these targets that are in pre-clinical development. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are planning to advance combinations of our anti-CTLA-4 antibody, AGEN1884, with Keytruda in 1L NSCLC, where Keytruda is currently approved. Specifically, we will be evaluating efficacy within a subset of patients who express ≥50% PD-L1 protein biomarker levels. We are aware of competitors who have approved immunotherapy products in this indication, including having a label specifically directed at this patient subset, such as Merck (anti-PD-1 monotherapy). We are also aware of industry sponsored clinical trials, including exploratory studies, that are directed at this specific patient population. These include, but are not limited to, Incyte/Merck (anti-IDO + anti-PD-1), Merck (anti-PD-1 + anti-CTLA-4), Regeneron (anti-PD-1), Roche (anti-PD-L1), Merck KgaA / Pfizer (anti-PD-L1), and Tesaro (anti-PARP + anti-PD-1). We are also aware of competitors who have approved immunotherapies or have published positive Phase 3 data for immunotherapies in 1L NSCLC. These include, and are not limited to, Merck, BMS, and Roche. Additional competitors have ongoing clinical trials for immunotherapies in the 1L NSCLC setting, across PD-L1 expression levels.

We are also conducting activities in second line cervical cancer. We are aware of industry sponsored clinical trials, including exploratory studies, that are underway in cervical cancer. Our competitors include, but are not limited to, Regeneron (anti-PD-1), Merck (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with anti-CTLA-4 or anti-LAG-3 or anti-IDO),

Advaxis (HPV targeting vaccine alone or in combination with AstraZeneca’s anti-PD-L1 antibody or BMS’ anti-PD-1 antibody) and Lion Biotechnologies (autologous TILs). We are also aware that Advaxis has submitted a conditional Marketing Authorization Application (MAA) for its HPV targeting vaccine in the European Union. Additionally, we are aware of other early stage clinical trials testing alternate CPM targets in cervical cancer patients. These include, but are not limited to, OX40 +/- CD137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in clinical development. We are aware of many companies pursuing personalized cancer vaccines in pre-clinical or clinical development, including, without limitation, the following: Aduro Biotech, Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck, Genocea Biosciences, Argos Therapeutics, EpiVax Inc. Nouscom, Immatics, EpiVax Inc., Achilles Therapeutics and BrightPath Biotherapeutics.

Several companies have products that utilize similar technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines. Schering Corporation, a subsidiary of Merck, markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well.

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

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants include, but are not limited to, (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

An important part of our business strategy has been to identify and advance a pipeline of product candidates by acquiring and in-licensing product candidates, technologies and businesses that we believe are a strategic fit with our existing business. Since we acquired 4-AB), in February 2014, we have completed numerous additional strategic acquisitions and licensing transactions. The ultimate success of these strategic transactions entails numerous operational and financial risks, including:

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

The Brain Tumor Trials Collaborative is sponsoring a Phase 2 clinical trial of our Prophage vaccine candidate in combination with Merck’s pembrolizumab in patients with glioma. When our licensees or third-party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities.

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

We use and store customer, vendor, employee and business partner and, in certain instances patient, personally identifiable information in the ordinary course of our business. We are subject to various domestic and international privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these standards, or a computer security breach or cyber-attack that affects our systems or results in the unauthorized release of proprietary or personally identifiable information, could subject us to criminal penalties and civil sanctions, and our reputation could be materially damaged, and our operations could be impaired. We may also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition.

We are highly reliant on certain members of our management team. In addition, we have limited internal resources and if we fail to recruit and/or retain the services of key employees and external consultants as needed, we may not be able to achieve our strategic and operational objectives.

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, is integral to building our company and developing our technology. If Dr. Armen is unable or unwilling to continue his relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen, and he plays an important role in our day-to-day activities. We do not carry a key employee insurance policy for Dr. Armen or any other employee.

Our future growth success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and scientific staff. We face intense competition for qualified individuals from other pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and clinical personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and could impair our ability to support our collaboration partners or our growth generally. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Moreover, in connection with our 2017 restructuring activities, certain positions on our management team were eliminated and Dr. Robert Stein retired from his role as President of R&D to become a senior R&D advisor to the Company. Any key capability gaps identified following this restructuring could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently in the process of pursuing external funding and partnership opportunities to advance AgenTus Therapeutics, but Agenus is currently funding such operations. There is no guarantee that external funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or use internal resources to advance them. In addition, our cell therapy assets are pre-clinical. Even if adequate funding and partnership opportunities are available, there is no guarantee that we will be successful in advancing one or more product candidates into and through clinical development. In addition, most of the efforts being made on behalf of AgenTus Therapeutics are being led by a separate AgenTus chief executive officer, utilizing Agenus’ management team and internal resources. The current structure could distract management and divert Agenus resources from Agenus’ own core pipeline and programs.

The cell therapy assets necessary to enable AgenTus Therapeutics are currently owned or controlled by Agenus in the United States and Switzerland. In connection with capitalizing AgenTus Therapeutics, these assets will be transferred or licensed to new legal entities within the United States and Europe. Transferring these assets or licensing them on an exclusive basis would require that taxes be paid based on the fair market value of the assets. While we expect to have adequate net operating losses to offset any tax liabilities, there is no guarantee that this will be the case in all relevant jurisdictions. Moreover, we have previously disclosed our interest in potentially issuing a tax-free dividend to Agenus’ stockholders in the form of stock of AgenTus Therapeutics. There is no guarantee that any such dividend will be tax-free or that it will be issued at all, or the timing thereof. If we issue a dividend in the form of stock, there could be adverse tax consequences for certain of our stockholders.

Calamities, power shortages or power interruptions could disrupt our business and materially adversely affect our operations.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure (such as our manufacturing facility) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue certain activities, such as for example our manufacturing capabilities, for a substantial period of time. We own an antibody pilot plant manufacturing facility and lease additional office space in Berkeley, CA. This location is in an area of seismic activity near active earthquake faults. Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities or those of third parties upon whom we depend may disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and prospects. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses and delays as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (the “TJCA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate. We do not expect to recognize any tax expense in the year of enactment as our net deferred tax assets have a full valuation allowance recorded.  We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Risks Related to Regulation of the Biopharmaceutical Industry

The drug development and approval process is uncertain, time-consuming, and expensive.

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of December 31, 2017, we had spent more than 20 years and $684.6 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

Issued patents may be challenged, narrowed, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the enforceability and scope of our patents in the United States and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own, or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its effective filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from biosimilar or generic versions of our product candidates. Furthermore, the product development timeline for biotechnology products is lengthy and it is possible that our issued patents covering our product candidates in the United States and other jurisdictions may expire prior to commercial launch. For example, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection could be reduced.

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

These or other third-party patents could impact our freedom to operate in relation to our technology platforms, as well as in relation to development and commercialization of antibodies identified by us as therapeutic candidates. As we discover and develop our candidate antibodies, we will continue to conduct analyses of these third-party patents to determine whether we believe we might infringe them, and if so, whether they would be likely to be deemed valid and enforceable if challenged. If we determine that a license for a given patent or family of patents is necessary or desirable, there can be no guarantee that a license would be available on favorable terms, or at all. Inability to obtain a license on favorable terms, should such a license be determined to be necessary or desirable, could, without limitation, result in increased costs to design around the third-party patents, delay product launch, or result in cancellation of the affected program or cessation of use of the affected technology.

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

We own, co-own or have exclusive rights to approximately 35 issued United States patents and approximately 120 issued foreign patents. We also own, co-own or have exclusive rights to approximately 30 pending United States patent applications and approximately 125 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

The patent position of biopharmaceutical, pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in biopharmaceutical, pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide competitive advantage. Moreover, we cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims. The allowance of broader claims may increase the incidence and cost of patent interference proceedings, opposition proceedings, post-grant review, inter partes review, and/or reexamination proceedings, the risk of infringement litigation, and the vulnerability of the claims to challenge. On the other hand, the allowance of narrower claims does not eliminate the potential for adversarial proceedings and may fail to provide a competitive advantage. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage.

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

Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. In addition, others may independently discover or develop our trade secrets and proprietary information, and the existence of our own trade secrets affords no protection against such independent discovery.

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

During the period from our initial public offering on February 4, 2000 to December 31, 2017, and the year ended December 31, 2017, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.24 and $5.37 per share, respectively. The average daily trading volume for the year ended December 31, 2017 was approximately 1,174,002 shares, while the average daily trading volume for the year ended December 31, 2016 was approximately 1,207,067. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of February 28, 2018, we had 102,556,797 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 15,000,000 shares of our common stock pursuant to our Controlled Equity OfferingSM Sales Agreement. As of the date of filing, an aggregate of approximately 34,000,000 of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024 (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2017, warrants to purchase approximately 4,351,450 shares of our common stock with a weighted average exercise price per share of $9.01 were outstanding.

As of December 31, 2017, options to purchase 14,366,787 shares of our common stock with a weighted average exercise price per share of $4.22 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2017, we had 8,164,576 vested options and 1,313,550 non-vested shares outstanding.

As of December 31, 2017, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Our independent auditor’s report for the fiscal year ended December 31, 2017 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

In its report accompanying our audited consolidated financial statements for the year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph may negatively impact the trading price of our common stock and make it more difficult, time consuming or expensive to obtain necessary financing. In the event we are unable to continue our operations, we may have to liquidate our assets and it is likely that investors will lose all or a part of their investment.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2017, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for companies. Laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided, which could result in continuing uncertainty regarding compliance matters and higher costs caused by ongoing revisions to disclosure and governance practices. If we fail to comply with these laws, regulations and standards, our reputation may be harmed, and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our operating results and the market price of our common stock.

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

We also lease research and office facilities in Cambridge, United Kingdom. This lease terminates in November 2025. In 2017, we closed our offices in Basel, Switzerland, terminating the lease and consolidating these operations in the United Kingdom and United States.

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

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock.

	High	Low
2016
First Quarter	$4.63	$2.61
Second Quarter	4.82	2.97
Third Quarter	7.31	4.04
Fourth Quarter	7.49	3.71
2017
First Quarter	4.54	3.69
Second Quarter	4.08	3.24
Third Quarter	5.37	3.48
Fourth Quarter	4.78	3.26

As of February 28, 2018, there were 402 holders of record and 27,634 beneficial holders of our common stock.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2012 to December 31, 2017, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2012. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Agenus Inc.	100.00	64.39	96.83	110.73	100.49	79.51
NASDAQ Stock Market (U.S. Companies) Index	100.00	138.32	156.85	165.84	178.28	228.63
NASDAQ Biotechnology Index	100.00	165.61	217.88	247.44	193.79	234.60

Item 6.	Selected Financial Data

We have derived the condensed consolidated balance sheet data set forth below as of December 31, 2017 and 2016, and the condensed consolidated statement of operations data for each of the years in the three-year period ended December 31, 2017, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

You should read the selected condensed consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Changes in cash, cash equivalents, and short-term investments, total current assets, total assets, total current liabilities, long-term debt and stockholders’ (deficit) equity in the periods presented below include the effects of the receipt of net proceeds from our debt offerings, equity offerings, the exercise of stock options, and employee stock purchases that totaled approximately $81.5 million, $3.4 million, $220.4 million, $57.0 million, and $36.6 million in the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except per share data)
Condensed Consolidated Statement of Operations Data:
Revenue	$42,877	$22,573	$24,817	$6,977	$3,045
Operating expenses:
Cost of goods sold	—	—	—	-	(536)
Research and development	(116,125)	(94,971)	(70,444)	(22,349)	(13,005)
General and administrative	(33,741)	(33,126)	(28,370)	(21,250)	(14,484)
Contingent purchase price consideration fair value adjustment	3,188	(1,953)	(6,704)	(6,699)	—
Operating loss	(103,801)	(107,477)	(80,701)	(43,321)	(24,980)
Non-operating income (expense)	1,977	(2,202)	(5,968)	2,096	(2,673)
Interest expense, net	(18,868)	(17,316)	(6,599)	(1,261)	(2,420)
Loss before taxes	(120,692)	(126,995)	(93,268)	(42,486)	(30,073)
Income tax benefit (1)	—	—	5,387	—	—
Net loss	(120,692)	(126,995)	(87,881)	(42,486)	(30,073)
Dividends on Series A-1 convertible preferred stock	(206)	(204)	(203)	(204)	(3,159)
Net loss attributable to common stockholders	$(120,898)	$(127,199)	$(88,084)	$(42,690)	$(33,232)
Net loss attributable to common stockholders per common share, basic and diluted	$(1.23)	$(1.46)	$(1.13)	$(0.71)	$(1.12)
Weighted average number of common shares outstanding, basic and diluted	98,415	87,070	78,212	59,754	29,766

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,187	$76,437	$171,668	$40,224	$27,352
Total current assets	73,554	91,312	184,095	42,670	28,175
Total assets	138,402	156,986	242,228	74,527	34,835
Total current liabilities	56,438	40,851	28,934	9,229	10,296
Long-term debt, less current portion	142,385	130,542	114,326	4,769	5,384
Stockholders' (deficit) equity	(75,816)	(39,126)	70,728	23,018	(4,481)

(1)

Given our history of incurring operating losses, no income tax benefit has been recognized in our consolidated statements of operations for the years ended December 31, 2017, 2016, 2014, and 2013 because of the loss before income taxes, and the need to recognize a valuation allowance on the portion of our deferred tax assets which will not be offset by the reversal of deferred tax liabilities. For the year ended December 31, 2015, we recognized an income tax benefit as a result of the deferred tax liabilities recognized in connection with the PhosImmune and XOMA antibody manufacturing facility acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical-stage immuno-oncology (“I-O”) company dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer.  Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. We have assembled fully integrated capabilities from novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccine platforms. We leverage our immune biology platforms to identify effective combination therapies for development and have developed productive partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVaxTM; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or early phase development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte). In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs. We are now eligible to receive royalties on global net sales at a flat 15% rate for each of these programs. There are no longer any profit-share programs remaining under the collaboration, and we are eligible to receive up to a total of $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment, we and Incyte also entered into the Stock Purchase Agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us.

In addition to our antibody platforms and CPM programs, we are also advancing a series of vaccine programs to treat cancer. In January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), which is a double-blind, randomized controlled Phase 2 trial that is evaluating the effect of our autologous vaccine candidate, Prophage, in combination with pembrolizumab (Keytruda®, Merck & Co., Inc. (“Merck”)) in patients with ndGBM. Under this collaboration, we are supplying Prophage, Merck is supplying pembrolizumab and the NCI and Brain Tumor Trials Collaborative member sites are recruiting patients and conducting the trial.

Our QS-21 Stimulon adjuvant is also partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s shingles program. In 2015, we monetized a portion of the future royalties we were contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78 million. In October 2017, GSK’s shingles vaccine was approved in the United States by the FDA and granted marketing authorization in Canada by Health Canada and in November 2017, we exercised our option to issue the $15.0 million in additional notes in accordance with the terms of the NPA. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We used a portion of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the Note Purchase Agreement, resulting in net proceeds to us of approximately $28.0 million at closing. We do not incur clinical development costs for products partnered with GSK.

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

In October 2017, we announced the launch of a subsidiary that is advancing our cell therapy business, AgenTus Therapeutics. The subsidiary is focused on the discovery, development, and commercialization of breakthrough “living drugs” to advance cures for cancer patients. AgenTus licenses intellectual property assets from Agenus, and has its own management and governance.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our research and development expenses for the years ended December 31, 2017, 2016, and 2015, were $116.1 million, $95.0 million, and $70.4 million, respectively. We have incurred significant losses since our inception. As of December 31, 2017, we had an accumulated deficit of $1,026.5 million.

To date, we have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, including additional funding we anticipate from multiple sources between now and the end of the second quarter of 2018, including out-licensing and/or partnering opportunities, our working capital resources at December 31, 2017, along with the net proceeds of approximately $28.0 million received from HCR in January 2018 in connection with our royalty transaction, will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We may attempt to raise additional funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, and HSP-based vaccines. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Historical Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue: We generated revenue of $42.9 million and $22.6 million during the years ended December 31, 2017 and 2016, respectively. Revenue primarily includes fees earned under our license agreements, including approximately $14.6 million and $16.2 million, respectively for the years ended December 31, 2017, and 2016, related to reimbursement of development costs under our Collaboration Agreement with Incyte. The increase in total revenue for the year ended December 31, 2017 is primarily attributable to the $20.0 million in accelerated milestones, recognized as revenue during the twelve months ended December 31, 2017, related to the antibody candidates targeting GITR and OX40 received in connection with the February 14, 2017 amendment to our License, Development and Commercialization Agreement with Incyte. During the years ended December 31, 2017 and 2016, we recorded revenue of $3.1 million and $3.5 million, respectively, from the amortization of deferred revenue.

Research and Development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. Research and development expense increased 22% to $116.1 million for the year ended December 31, 2017 from $95.0 million for the year ended December 31, 2016. Increased expenses in 2017 primarily relate to a $17.6 million increase in third-party services and other expenses relating largely to the advancement of our CPM antibody programs, a $3.3 million increase in payroll related costs primarily due to increased headcount, and a $0.6 million increase in depreciation expense, offset by a $0.4 million decrease in expense for our foreign subsidiaries due to the closure of our facility in Basel, Switzerland, which decrease was partially offset by increased expenses attributable to Agenus UK.

General and Administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 2% to $33.7 million for the year ended December 31, 2017 from $33.1 million for the year ended December 31, 2016. Increased general and administrative expenses in 2017 primarily relate to a $1.8 million increase in payroll related costs primarily due to increased headcount offset by a $0.6 million decrease in professional fees due to the reduced use of consultants and a $0.6 million decrease in expense for our foreign subsidiaries due to the closure of our facility in Basel, Switzerland, which decrease was partially offset by increased expenses attributable to Agenus UK.

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration during the year ended December 31, 2017, which resulted from changes in our market capitalization and share price and changes in the credit spread since the prior year end. The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating income (expense):  Non-operating income increased by $4.2 million for the year ended December 31, 2017, from an expense of $2.2 million for the year ended December 31, 2016, to income of $2.0 million for the year ended December 31, 2017, primarily due to our increased foreign currency exchange gains in 2017 compared to losses in 2016.

Interest Expense, net: Interest expense, net increased to $18.9 million for the year ended December 31, 2017 from $17.3 million for the year ended December 31, 2016 due to the compounding of interest on our debt under our Note Purchase Agreement and the issuance of additional notes under our NPA in November 2017.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue: We generated revenue of $22.6 million and $24.8 million during the years ended December 31, 2016 and 2015, respectively. Revenue primarily includes fees earned under our license agreements, including approximately $16.2 million and $14.5 million, for the years ended December 31, 2016, and 2015, respectively, related to reimbursement of development costs under our Collaboration Agreement with Incyte. The decrease in revenue for the year ended December 31, 2016 is primarily attributable to decreased amortization of deferred revenue, offset by increased reimbursement of development costs under our Collaboration Agreement with Incyte. During the years ended December 31, 2016 and 2015, we recorded revenue of $3.5 million and $9.2 million, respectively, from the amortization of deferred revenue.

Research and development: Research and development expense increased 35% to $95.0 million for the year ended December 31, 2016 from $70.4 million for the year ended December 31, 2015. Increased expenses in 2016 primarily include the $18.3 million increase in third-party services and other expenses relating largely to the advancement of our CPM antibody programs, a $17.0 million increase in payroll related costs and share-based compensation due to increased headcount, and $3.1 million increase in depreciation expense, offset by a $13.2 million decrease in in-process research and development related to a 2015 asset acquisition.

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

Contingent purchase price consideration fair value adjustment: Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration during the year ended December 31, 2016, which resulted from changes in our market capitalization and share price and changes in the credit spread since the prior year end. The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating income (expense): Non-operating expense increased by $3.8 million for the year ended December 31, 2016 which primarily represents our increased foreign currency exchange loss of $1.7 million, offset by the absence of the prior year change in the fair value of our contingent royalty obligation of $6.9 million, loss on extinguishment of our senior subordinated promissory notes issued in April 2013, and corresponding offset by the $1.5 million gain on the purchase related to the antibody manufacturing facility acquisition from XOMA Corporation in December 2015.

Interest expense, net: Interest expense net increased to $17.3 million for the year ended December 31, 2016 from $6.6 million for the year ended December 31, 2015 due to the outstanding 2015 Subordinated Notes, issued in February 2015 and the Notes under our NPA, executed in September 2015.

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

Research and Development Programs

For the year ended December 31, 2017, our research and development programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2017	2016	2015	Prior to 2015	Total
Heat shock proteins for cancer	Prophage and ASV	$12,499	$8,202	$5,508	$309,681	$335,890
Antibody programs*	Various	95,656	83,919	63,290	13,422	256,287
Vaccine adjuvant	QS-21 Stimulon	222	77	142	13,657	14,098
Other research and development programs		7,748	2,772	1,504	66,318	78,342
Total research and development expenses		$116,125	$94,970	$70,444	$403,078	684,617

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

We possess a suite of antibody discovery platforms that are designed to drive the discovery of future CPM antibody candidates.  We are planning to employ a variety of techniques to identify and optimize mono-specific and multi-specific antibody candidates, internally.

We and our partners currently have more than a dozen antibody programs in pre-clinical or early phase development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte). For additional information regarding our antibody discovery platforms and checkpoint antibody program, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Prophage Vaccine Candidates

Our Prophage cancer vaccine candidate, HSPPC-96, is an autologous cancer vaccine therapy derived from cancer tissues that are surgically removed from an individual patient. As a result, a Prophage vaccine contains a broad sampling of potentially antigenic mutant proteins from each patient’s own tumor. Prophage vaccines are designed to program the body’s immune system to target only the specific cells that express those mutant antigens, thereby reducing the risk that the body’s immune response against the tumor after vaccination will also affect healthy tissue. Enhancing immune response using personalized vaccines, particularly in combination with CPMs, could be useful in cancers where a low number of mutant proteins leads to weakened immunogenicity.

To date, more than 1,000 patients have been treated with Prophage vaccines in clinical trials internationally, covering a broad range of cancer types, and no serious immune-mediated side effects have been observed. The results of these trials have been published and/or presented at scientific conferences. These results indicate observable clinical and/or immunological activity across many types of cancer.

In January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”). The double-blind, randomized controlled Phase 2 trial is evaluating the effect of Prophage in combination with pembrolizumab (Keytruda®) in patients with ndGBM. The trial is being conducted by the Brain Tumor Trials Collaborative (“BTTC”), a consortium of top academic centers led by Dr. Mark Gilbert, Chief of the Neuro-Oncology Branch at the NCI Center for Cancer Research. The trial consists of two-arms with one arm receiving pembrolizumab as a monotherapy and a second arm receiving both Prophage and pembrolizumab in combination. Forty-five patients are being randomly assigned to each arm. Under this collaboration, we are supplying Prophage, Merck is supplying pembrolizumab (Keytruda®) and NCI and BTTC member sites are recruiting patients and conducting the trial. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Neoantigen Vaccine Platforms

Mutation-based neo-epitopes, which will form the basis for the immunogens used in ASV, appear to be almost always particular to a given patient. Therefore, ASV is a largely individualized vaccine product candidate. With a small amount of a patient’s tumor as a sample, our ASV program is designed to utilize next generation sequencing technologies coupled with complex bioinformatics algorithms to identify mutations in a tumor’s DNA and RNA. Once these mutations have been identified, we plan to manufacture synthetic peptides encoding these neoepitopes, load these peptides on to our recombinant HSP70 and deliver a fully synthetic polyvalent vaccine to the patient. This program is based on the hypothesis that the HSP70 platform would shuttle the mutated peptides to sites where they could be recognized by the immune system and elicit a cytotoxic and helper T cell response in patients with cancer.

Biochemically based neoantigens, such as those arising from dysregulated phosphorylation of various proteins in malignant cells, can serve as a tumor fingerprint across a broad histology of tumors. Through the acquisition of PhosImmune, we have a portfolio of proprietary phosphorylated antigenic targets that can be used for therapeutic development. PSV is a vaccine candidate designed to induce immunity against this novel class of tumor specific neoepitopes. PSV is intended to induce cellular immunity to abnormal phosphopeptide neoepitopes that are characteristic of these various forms of cancer. Phosphopeptides (or phosphopeptide analogues) can be synthesized and complexed with HSP70, using an approach analogous to that used in the generation of our previous HerpV vaccine candidate. HerpV demonstrated good cellular and humoral responses to synthetic peptide immunogens complexed with HSP70 in a placebo-controlled Phase 2 study. We believe that similar responses could be obtained to phosphopeptide or phosphopeptide analogues bound to HSP70 when used as vaccines. Phosphorylation-based neoepitopes can apparently be found on specific types of cancer in many patients. Studies to optimize the immunogens to be used in PSV are ongoing. For additional information regarding our Neoantigen Vaccine Platforms, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1,026.5 million as of December 31, 2017. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through December 31, 2017, we have raised aggregate net proceeds of approximately $923.9 million through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, and the issuance of convertible and other notes.

In October 2017, we filed, and the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 (file no. 333-221008) (the “2017 Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The 2017 Registration Statement included a prospectus covering the offering, issuance and sale of up to 15 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”). As of December 31, 2017, we had 15 million shares available for sale under the Sales Agreement. In January 2018, we received net proceeds of approximately $2.5 million from the sale of approximately 635,000 shares of our common stock in at-the-market offerings under the Sales Agreement.

In October 2017, we also exercised our right under that certain At Market Issuance Sales Agreement by and between us and MLV & Co. LLC dated as of October 10, 2014 (the “2014 ATM Program”) to terminate the 2014 ATM Program, which termination became effective upon effectiveness of the 2017 Registration Statement. We sold approximately 1.3 million shares of our common stock pursuant to the 2014 ATM Program during the year ended December 31, 2017 and received aggregate net proceeds of $5.6 million.

As of December 31, 2017, we had debt outstanding of $129.1 million in principal, and $36.8 million in accrued interest. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. In September 2015, we and our wholly-owned subsidiary Antigenics LLC (“Antigenics”) entered into the Note Purchase Agreement (“NPA”) with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes, which was exercised in November 2017. In January 2018, we entered into a Royalty Purchase Agreement with HCR whereby we received proceeds of $190.0 million. We used $161.9 million of these proceeds to redeem all of the notes issued pursuant to the Note Purchase Agreement. See Note 22 for additional information.

Our cash, cash equivalents, and short-term investments at December 31, 2017 were $60.2 million, a decrease of $16.3 million from December 31, 2016, principally as a result cash used in operations. We believe that, based on our current plans and activities, including additional funding we anticipate from multiple sources between now and the end of the second quarter of 2018, including out-licensing and/or partnering opportunities, our working capital resources at December 31, 2017, along with the net proceeds of approximately $28.0 million received from HCR in January 2018 in connection with our royalty transaction, will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, and HSP-based vaccines. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect, and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $182.1 million over the term of the related activities. Through December 31, 2017, we have expensed $130.2 million as research and development expenses and $124.1 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.3 million, $8.1 million of which have been paid as of December 31, 2017. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, our collaboration with Incyte for the development, manufacture and commercialization of CPM antibodies against certain targets is managed by a joint steering committee, which is controlled by Incyte.

Net cash used in operating activities for the years ended December 31, 2017 and 2016 was $94.2 million and $80.0 million, respectively. The first product containing QS-21 Stimulon was launched in the fourth quarter of 2017. We are generally entitled to royalties on sales by GSK of vaccines using QS-21 Stimulon for at least ten years after commercial launch, with some exceptions. In September 2015, we entered into the NPA and partially monetized the potential royalties we are entitled to receive from GSK. In January 2018 we entered into a Royalty Purchase Agreement with HCR, pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We used a portion of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the NPA. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations.  Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our contractual obligations as of December 31, 2017 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$131,595	$16,322	$15,273	$—	$100,000
Operating leases (2)	14,212	3,179	4,718	3,846	2,469
Capital lease	720	288	432	—	—
Total	$146,527	$19,789	$20,423	$3,846	$102,469

(1)

Includes fixed interest payments. Under the terms of the NPA, interest accrues as 13.5%, compounded quarterly and may vary based on the timing of the royalty stream under our contract with GSK and therefore the table above excludes such interest which was approximately $36.8 million as of December 31, 2017. In January 2018, we entered into a Royalty Purchase Agreement with HCR. We used a portion of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the Note Purchase Agreement. See Note 22 for additional information.

(2)	The leases and subleases for our properties expire at various times between 2018 and 2025.

Off-Balance Sheet Arrangements

At December 31, 2017, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We recognize share-based compensation expense in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur.

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

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiary and are denominated in local currency. Approximately 18% and 39% of our cash used in operations for the years ended December 31, 2017 and 2016, respectively, was from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro, pound sterling, and Swiss Franc, in large part due to our wholly-owned subsidiaries, 4-AB, a company with operations in Switzerland, and Agenus UK Limited, a company with operations in the United Kingdom. During the year ended December 31, 2017, there has been no material change with respect to our approach toward those exposures.

We had cash, cash equivalents and short-term investments at December 31, 2017 of $60.2 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2017, however, we are subject to investment risk.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

March 16, 2018

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$60,186,617	$71,448,016
Short-term investments	-	4,988,751
Inventories	79,491	88,200
Accounts Receivable	1,134,493	11,352,022
Prepaid expenses	11,070,960	2,596,675
Other current assets	1,081,993	838,538
Total current assets	73,553,554	91,312,202
Property, plant and equipment, net of accumulated amortization and depreciation of $34,029,085 and $31,243,967 at December 31, 2017 and 2016, respectively	26,178,622	25,633,985
Goodwill	23,048,804	22,392,411
Acquired intangible assets, net of accumulated amortization of $5,461,834 and $3,193,092 at December 31, 2017 and 2016, respectively	14,406,650	16,364,726
Other long-term assets	1,214,394	1,282,662
Total assets	$138,402,024	$156,985,986
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$20,639,735	$146,061
Current portion, deferred revenue	4,484,882	2,610,719
Accounts payable	8,086,992	5,428,452
Accrued liabilities	21,569,449	27,874,703
Other current liabilities	1,657,063	4,791,265
Total current liabilities	56,438,121	40,851,200
Long-term debt	142,385,024	130,542,424
Deferred revenue	7,748,284	12,344,782
Contingent purchase price consideration	4,373,000	7,561,000
Other long-term liabilities	3,273,387	4,812,846
Commitments and contingencies (Notes 15 and 18)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2017 and 2016; liquidation value of $32,625,220, and $32,419,678 at December 31, 2017, and 2016, respectively	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 101,706,117 shares and 87,794,933 shares issued at December 31, 2017 and 2016, respectively	1,017,061	877,949
Additional paid-in capital	951,811,958	866,854,348
Accumulated other comprehensive loss	(2,169,354)	(1,529,559)
Accumulated deficit	(1,026,475,773)	(905,329,320)
Total stockholders’ deficit	(75,815,792)	(39,126,266)
Total liabilities and stockholders’ deficit	$138,402,024	$156,985,986

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Revenue:
Grant revenue	$168,051	$32,404	$24,118
Service revenue	—	147,456	—
Research and development	42,709,035	22,393,443	24,792,907
Total revenues	42,877,086	22,573,303	24,817,025
Operating expenses:
Research and development	(116,125,299)	(94,971,379)	(70,444,259)
General and administrative	(33,741,183)	(33,125,690)	(28,370,001)
Contingent purchase price consideration fair value adjustment	3,188,000	(1,953,000)	(6,703,700)
Operating loss	(103,801,396)	(107,476,766)	(80,700,936)
Other income (expense):
Non-operating income (expense)	1,977,398	(2,202,336)	(5,968,170)
Interest expense, net	(18,868,494)	(17,316,073)	(6,599,083)
Loss before taxes	(120,692,492)	(126,995,175)	(93,268,188)
Income tax benefit	—	—	5,387,067
Net loss	(120,692,492)	(126,995,175)	(87,881,121)
Dividends on Series A-1 convertible preferred stock	(205,541)	(204,246)	(202,960)
Net loss attributable to common stockholders	$(120,898,033)	$(127,199,421)	$(88,084,081)
Per common share data:
Basic and diluted net loss attributable to common stockholders	$(1.23)	$(1.46)	$(1.13)
Weighted average number of common shares outstanding:
Basic and diluted	98,415,414	87,070,189	78,212,094
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	$(615,213)	$677,536	$164,150
Unrealized loss on investments	—	—	(1,690)
Pension liability	(24,582)	(153,952)	(245,183)
Other comprehensive (loss) income	(639,795)	523,584	(82,723)
Comprehensive loss	$(121,537,828)	$(126,675,837)	$(88,166,804)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2017, 2016, and 2015

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2014	31,620	$316	62,720,065	$627,201	$715,667,633	-	$-	$(1,970,420)	$(691,306,343)	$23,018,387
Net loss									(87,881,121)	(87,881,121)
Other comprehensive loss	—	—	—	—	—	—	—	(82,723)	—	(82,723)
Shares sold in underwritten public offering	—	—	12,650,000	126,500	74,543,480	—	—	—	—	74,669,980
Share-based compensation	—	—	—	—	8,098,650	—	—	—	—	8,098,650
Reclassification of liability classified option grants	—	—	—	—	(495,742)	—	—	—	—	(495,742)
Vesting of nonvested shares	—	—	35,332	353	(353)	—	—	—	—	—
Issuance of stock for acquisition of SECANT yeast display technology	—	—	574,140	5,741	2,994,259	—	—	—	—	3,000,000
Shares sold under Stock Purchase Agreement	—	—	7,763,968	77,640	34,922,361	—	—	—	—	35,000,001
Issuance of shares related to milestone achievement	—	—	80,493	805	343,736	—	—	—	—	344,541
Issuance of warrants	—	—	—	—	3,038,438					3,038,438
Issuance of stock in connection with XOMA antibody manufacturing facility acquisition	—	—	109,211	1,092	498,908	—	—	—	—	500,000
Issuance of stock in connection with PhosImmune acquisition	—	—	1,631,521	16,315	7,383,685	—	—	—	—	7,400,000
Issuance of stock for settlement of contingent royalty obligation	—	—	300,000	3,000	2,139,000	—	—	—	—	2,142,000
Exercise of stock options and employee share purchases	—	—	525,967	5,260	1,969,879	—	—	—	—	1,975,139
Balance at December 31, 2015	31,620	$316	86,390,697	$863,907	$851,103,934	—	$—	$(2,053,143)	$(779,187,464)	$70,727,550

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Continued)

For the Years Ended December 31, 2017, 2016, and 2015

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Net loss									(126,995,175)	(126,995,175)
Other comprehensive income	—	—	—	—	—	—	—	523,584	—	523,584
Share-based compensation	—	—	—	—	13,323,616	—	—	—	—	13,323,616
Reclassification of liability classified option grants	—	—	—	—	(318,677)	—	—	—	—	(318,677)
Vesting of nonvested shares	—	—	570,037	5,701	(5,701)	(185,117)	(768,236)	—	—	(768,236)
Shares sold at the market	—	—	496,520	4,965	2,162,105	—	—	—	—	2,167,070
Issuance of director shares for compensation	—	—	23,110	231	161,332	—	—	—	—	161,563
Retirement of treasury shares	—	—	(188,184)	(1,882)	(1,632,554)	188,184	781,117	—	853,319	-
Issuance of shares for milestones	—	—	157,513	1,575	885,223	—	—	—	—	886,798
Exercise of stock options and employee share purchases	—	—	345,240	3,452	1,175,070	(3,067)	(12,881)	—	—	1,165,641
Balance at December 31, 2016	31,620	$316	87,794,933	$877,949	$866,854,348	—	$—	$(1,529,559)	$(905,329,320)	$(39,126,266)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Continued)

For the Years Ended December 31, 2017, 2016, and 2015

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Net loss									(120,692,492)	(120,692,492)
Other comprehensive loss	—	—	—	—	—	—	—	(639,795)	—	(639,795)
Impact of accounting change	—	—	—	—	1,210,916	—	—	—	(1,292,230)	(81,314)
Shares sold under Stock Purchase Agreement			10,000,000	100,000	59,900,000	—	—	—	—	60,000,000
Share-based compensation	—	—	—	—	10,924,122	—	—	—	—	10,924,122
Reclassification of liability classified option grants	—	—	—	—	2,015,974	—	—	—	—	2,015,974
Vesting of nonvested shares	—	—	1,097,243	10,972	(10,972)	(155,523)	(527,223)	—	—	(527,223)
Shares sold at the market	—	—	1,315,288	13,153	5,546,553	—	—	—	—	5,559,706
Amendment to 2013 warrants	—	—	—	—	731,498	—	—	—	—	731,498
Retirement of treasury shares	—	—	(155,523)	(1,555)	(1,363,937)	155,523	527,223	—	838,269	—
Issuance of shares for milestones	—	—	373,351	3,734	1,482,203	—	—	—	—	1,485,937
Issuance of stock for acquisition of SECANT yeast display technology	—	—	999,317	9,993	3,537,582	—	—	—	—	3,547,575
Exercise of stock options and employee share purchases	—	—	281,508	2,815	983,671	—	—	—	—	986,486
Balance at December 31, 2017	31,620	$316	101,706,117	$1,017,061	$951,811,958	—	$—	$(2,169,354)	$(1,026,475,773)	$(75,815,792)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(120,692,492)	$(126,995,175)	$(87,881,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,006,299	4,947,787	1,957,591
Share-based compensation	12,428,655	13,188,364	7,438,308
Non-cash interest expense	18,242,299	16,530,437	5,626,918
Loss on disposal of assets	23,558	14,733	—
Change in fair value of contingent obligations	(3,188,000)	1,953,000	13,567,000
Gain on issuance of milestone payment in stock	(566,488)	—	—
In-process research and development purchase	—	—	12,245,231
Loss on extinguishment of debt	—	—	154,117
Bargain purchase	—	—	(1,522,377)
Deferred tax benefit	—	—	(5,387,067)
Changes in operating assets and liabilities:
Accounts receivable	10,217,529	(1,549,798)	(9,331,622)
Inventories	8,709	-	7,500
Prepaid expenses	(8,453,082)	(650,824)	(703,424)
Accounts payable	1,647,430	419,708	2,668,064
Deferred revenue	(2,722,020)	(3,939,619)	15,957,820
Accrued liabilities and other current liabilities	(4,848,372)	18,275,940	9,565,639
Other operating assets and liabilities	(2,329,168)	(2,155,364)	(11,538,019)
Net cash used in operating activities	(94,225,143)	(79,960,811)	(47,175,441)
Cash flows from investing activities:
Cash paid for acquisitions	—	—	(7,182,069)
Proceeds from sale of plant and equipment	120,000	—	—
Purchases of plant and equipment	(3,120,357)	(12,519,738)	(3,591,335)
Purchases of available-for-sale securities	(14,936,047)	(54,884,101)	(34,993,100)
Proceeds from sale of available-for-sale securities	20,000,000	85,000,000	14,534,486
Net cash provided by (used in) investing activities	2,063,596	17,596,161	(31,232,018)
Cash flows from financing activities:
Net proceeds from sale of equity	65,559,706	2,167,070	109,669,980
Proceeds from employee stock purchases and option exercises	986,486	1,183,598	1,975,139
Purchase of treasury shares to satisfy tax withholdings	(527,223)	(667,050)	—
Proceeds from issuance of long-term debt	15,000,000	—	109,000,000
Debt issuance costs	(150,000)	—	(1,774,323)
Payments of debt	—	—	(1,111,111)
Payment of contingent purchase price consideration	—	—	(8,180,000)
Payment under a purchase agreement for in-process research and development	—	(5,000,000)	—
Payment of contingent royalty obligation	—	—	(20,000,000)
Payment of capital lease obligation	(330,744)	(144,658)	—
Net cash provided by (used in) financing activities	80,538,225	(2,461,040)	189,579,685
Effect of exchange rate changes on cash	361,923	(429,167)	(183,873)
Net (decrease) increase in cash and cash equivalents	(11,261,399)	(65,254,857)	110,988,354
Cash and cash equivalents, beginning of period	71,448,016	136,702,873	25,714,519
Cash and cash equivalents, end of period	$60,186,617	$71,448,016	$136,702,873
Supplemental cash flow information:
Cash paid for interest	$1,120,000	$1,120,000	$1,053,447
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$968,400	$695,466	$105,245

Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	1,485,937	886,798	—
Issuance of common stock, $0.01 par value, issued to directors as compensation	—	161,332	—
Issuance of common stock, $0.01 par value, in connection with the acquisition of the SECANT yeast display technology	3,547,575	—	3,000,000
Issuance of common stock, $0.01 par value, in connection with acquisition of PhosImmune	—	—	7,400,000
Issuance of common stock, $0.01 par value, in connection with the acquisition the XOMA antibody manufacturing facility	—	—	500,000
Issuance of common stock, $0.01 par value, issued in connection with the settlement of the contingent royalty obligation	—	—	2,142,000
Issuance of common stock, $.01 par value, in connection with payment of the contingent purchase price obligation	—	—	344,541
Contingent purchase price consideration in connection with the acquisition of PhosImmune	—	—	2,484,000

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer.  Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. We have assembled fully integrated capabilities from novel target discovery, antibody generation, cell line development, and good manufacturing practices (“GMP”) manufacturing together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccine platforms. We leverage our immune biology platforms to identify effective combination therapies for development and have developed productive partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVaxTM; and
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon.

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

Our cash, cash equivalents, and short-term investments at December 31, 2017 were $60.2 million, a decrease of $16.3 million from December 31, 2016.

	(Unaudited)
	Quarter Ended				Month Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	January 31, 2018
Cash, cash equivalents and short-term investments	$123.8	$96.8	$70.1	$60.2	$86.8
Increase (decrease) in cash, cash equivalents and short-term investments	$47.4	$(27.0)	$(26.7)	$(9.9)	$26.6
Cash used in operating activities	$(14.8)	$(27.4)	$(26.2)	$(25.8)
Reported net loss	$(17.1)	$(31.7)	$(36.8)	$(35.0)

We have incurred significant losses since our inception. As of December 31, 2017, we had an accumulated deficit of $1,026.5 million. Since our inception, we have financed our operations primarily through the sale of equity and convertible and other notes, and interest income earned on cash, cash equivalents, and short-term investment balances. We believe that, based on our current plans and activities, including additional funding we anticipate from multiple sources between now and the end of the second quarter of 2018, including out-licensing and/or partnering opportunities, our working capital resources at December 31, 2017, along with the net proceeds of approximately $28.0 million received from HCR in January 2018 in connection with our royalty transaction, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations. However, in spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

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

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because our antibody and neoantigen vaccine programs are early stage, and because any further development of HSP-based vaccines is dependent on clinical trial results, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. We will continue to adjust our spending as needed in order to preserve liquidity.

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

(e) Investments

We classify investments in marketable securities at the time of purchase. At December 31, 2017 and 2016, all marketable securities are classified as available for sale and as such, the investments are recorded at fair value. Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method. At December 31, 2017, we had no holdings classified as investments, and at December 31, 2016, our investments consisted of U.S. Treasury Bills.

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

(g) Inventories

Inventories are stated at the lower of cost or market. Cost has been determined using standard costs that approximate the first-in, first-out method. Inventory as of December 31, 2017 and 2016 consisted solely of finished goods.

(h) Accounts Receivable

Accounts receivable are primarily amounts due from our collaboration partner as a result of research and development services provided and reimbursements under co-funded research and development programs. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2017 and 2016, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(i) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $3.8 million, $2.7 million, and $1.4 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

(j) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments, excluding debt, approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $129.1 million and $114.1 million at December 31, 2017 and 2016, respectively.

(k) Revenue Recognition

Revenue for services under research and development contracts are recognized as the services are performed, or as clinical trial materials are provided. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned. License fees and royalties are recognized as they are earned. Grant revenue is recognized when the related expense is recorded. Revenue recognized from collaborative agreements is based upon the provisions of ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, as amended by Accounting Standards Update (“ASU”) 2009-13 (“Topic 605”). For the years ended December 31, 2017 and 2016, 87% of our revenue was earned from one collaboration partner. For the year ended December 31, 2015, 95% of our revenue was earned from one collaboration partner.

(l) Foreign Currency Transactions

Gains and losses from our foreign currency based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other (expense) income. We do not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. We recorded a foreign currency gain of $1.9 million for the year ended December 31, 2017 and foreign currency losses of $2.1 million, and $866,000, for the years ended December 31, 2016 and 2015, respectively.

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

(n) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. Share-based compensation expense is recognized based on the estimated grant date fair value. Compensation cost is recognized on a straight-line basis over the requisite service period of the award.

Forfeitures are recognized as they occur. The non-cash charge to operations for non-employee awards with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Under the provisions of ASC 505-50, the change in fair value of vested options issued to non-employees is reflected in the statement of operations each reporting period, until the options are exercised or expire. See Note 11 for a further discussion on share-based compensation.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

At December 31, 2017, we have completed our accounting for the tax effects of enactment of the Act, as described below.

The impacts of the Act relate to the reduction in the U.S. corporate income tax rate to 21 percent, which resulted in re-measuring our deferred tax assets and liabilities using the new 21 percent federal tax rate. This did not result in any net tax expense or benefit as there were corresponding and offsetting impacts to our deferred tax asset valuation allowance. For the year ended December 31, 2017, we have recognized no transition tax in the current year and expect no income tax effect in future periods as a result of our accumulated losses since inception of our foreign subsidiaries, beginning in 2002.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, a limitation of net operating losses generated after fiscal 2018 to 80 percent of taxable income, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). We are still evaluating whether to make a policy election to treat the GILTI tax as a period cost to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

(p) Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2017, 2016, and 2015, as they would be anti-dilutive:

	Year Ended
	2017	2016	2015
Warrants	4,351,450	4,351,450	4,351,450
Stock options	14,366,787	11,693,400	8,345,835
Nonvested shares	1,313,550	1,942,476	1,730,604
Convertible preferred stock	333,333	333,333	333,333

(q) Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Annually we assess whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. We perform our annual impairment test as of October 31 of each year. The first step of our impairment analysis compares our fair value to our net book value to determine if there is an indicator of impairment. We operate as a single operating segment and single reporting unit and our fair value is based on the quoted market price of our common stock to derive the market capitalization as of the date of the impairment test. ASC 350, Intangibles, Goodwill and Other states that if the carrying value of the reporting unit is negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. No goodwill impairment has been recognized for the periods presented.

(r) In-process Research and Development

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction.

If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, or whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. When performing our impairment assessment, we have the option to first assess qualitative factors to determine whether it is necessary to estimate the fair value of our acquired IPR&D. If we elect this option and believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our acquired IPR&D is less than its carrying amount, we estimate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. Alternatively, we may elect to not first assess qualitative factors and immediately estimate the fair value of our acquired IPR&D. No IPR&D impairments were recognized for the years presented.

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

(u) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). ASU 2014-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In March 2016, the FASB issued an amendment to the standard, ASU 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We adopted the new standard effective January 1, 2018 under the modified retrospective method.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

To date, our sources of collaboration and other revenue have primarily been collaboration, license and research agreements.  The most significant differences between Topic 606 and previous guidance for license and collaboration revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, contingent milestones and royalties.  Revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of a significant reversal of such milestone revenue at each reporting date.  This assessment may result in recognizing milestone revenue before the milestone event has been achieved.  Under previous guidance, milestone revenue was typically recognized when the milestone event was achieved.

We are in the process of completing our assessment of the impact that the new standard will have on our consolidated financial statements. Currently, we anticipate a potential impact from the allocation of the transaction price to performance obligations, and the related timing of revenue recognition for the identified performance obligations. Our collaboration, license and research agreements, which are discussed further in Notes 12 and 13, are our sole sources of revenue and therefore the only arrangements impacted by the adoption of the new standard.

ASC 606 also requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Note 15 provides details on our current lease arrangements. While we continue to evaluate the provisions of ASU 2016-02 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Upon adoption, based on leases in place as of December 31, 2017, we expect to recognize assets and liabilities of approximately $8.2 million related to our operating leases. The adoption of ASU 2016-02 is not expected to have a material impact on our results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 provides for the simplification of the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 applies to all entities and is effective for the annual effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 on January 1, 2017 and recorded a cumulative adjustment of $1.2 million in retained earnings to reflect the retrospective change in awards expected to vest.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, any impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of 2020. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements, absent any goodwill impairment.

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

PhosImmune Inc.

On December 23, 2015 (the “PhosImmune Closing Date”), we entered into a Purchase Agreement with PhosImmune Inc., a privately-held Virginia corporation (“PhosImmune”), the securityholders of PhosImmune (the “PhosImmune Securityholders”) and Fanelli Haag PLLC, as representative of the PhosImmune Securityholders providing for the acquisition of all outstanding securities of PhosImmune.  On the PhosImmune Closing Date, in exchange for their shares, the PhosImmune Securityholders received $2.5 million in cash and an aggregate of 1,631,521 of our common stock paid upon closing and valued at $7.4 million. Contingent milestone payments up to $35.0 million payable in cash and/or stock at our option are due as follows: (i) $5.0 million upon the closing trading price of our common stock equals or exceeds $8.00 for 60 consecutive trading days prior to the earlier of (a) the fifth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus; (ii) $15.0 million if the closing trading price of our common stock equals or exceeds $13.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus; and (iii) $15.0 million if the closing trading price of our common stock equals or exceeds $19.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus. We assigned an acquisition date fair value of $2.5 million to the contingent purchase price consideration. This acquisition expands our I-O pipeline and strengthens our neoantigen capabilities to enable the development of best-in-class cancer vaccines and other novel therapies.

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

In accordance with the guidance of ASC 805 Business Combinations, when the fair value of the assets acquired exceed the total purchase consideration, a bargain purchase has occurred and the resulting gain is to be recognized in earning as of the date of the transaction. In July 2015, XOMA experienced a set-back in a late-stage clinical trial and as a result of the setback, began the immediate divestiture of their antibody body production capabilities at values less than the prevailing market rates for the assets. For the year ended December 31, 2015, we recorded a bargain purchase gain of approximately $1.5 million on the acquisition of the antibody manufacturing pilot facility and related capabilities in non-operating (expense) income in our consolidated statements of operations and comprehensive loss.

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

On November 9, 2017 we made the final payment under the Celexion Purchase Agreement. We issued to Celexion 999,317 shares of our common stock based on the preceding 20 trading day average of approximately $4.10 per share. The closing price of our common stock on November 9, 2017 was $3.55 per share. As such, we recorded a gain of approximately $550,000 at issuance. Also on November 9, 2017, we filed a registration statement covering the sale of the 999,317 shares issued to Celexion. The SEC declared the registration statement effective in January 2018.

(5) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2017 (in thousands):

Balance, December 31, 2016	$22,392
Effect of foreign currency	657
Balance, December 31, 2017	$23,049

Acquired intangible assets consisted of the following at December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,545	$(4,290)	$12,255
Trademarks	4.5 years	826	(711)	115
Other	2-6 years	570	(461)	109
In-process research and development	Indefinite	1,928	—	1,928
Total		$19,869	$(5,462)	$14,407

	As of December 31, 2016
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,358	$(2,385)	$13,973
Trademarks	4.5 years	791	(505)	286
Other	2-6 years	563	(303)	260
In-process research and development	Indefinite	1,846	—	1,846
Total		$19,558	$(3,193)	$16,365

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $2.3 million, $2.2 million, and $525,000, respectively. Amortization expense related to acquired intangibles is estimated at $2.0 million for 2018, and $1.9 million for each of 2019, 2020, 2021, and 2022.

The acquired IPR&D asset relates to the six pre-clinical antibody programs acquired in the Agenus Switzerland transaction. IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

(6) Investments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$57,036	$57,036	$38,913	$38,913
U.S. Treasury Bills	—	—	14,978	14,978
Total	$57,036	$57,036	$53,891	$53,891

We received proceeds of approximately $20.0 million, $85.0 million, and $14.5 from the maturity of U.S. Treasury Bills classified as short-term investments for the years ended December 31, 2017, 2015, and 2014, respectively. No securities were sold before their maturity in 2017. As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as of December 31, 2017 and 2016, and 2015.

Of the investments listed above, $57.0 million and $48.9 million have been classified as cash equivalents on our consolidated balance sheet as of December 31, 2017 and 2016, respectively. Approximately $5.0 million was classified as short-term investments as of December 31, 2016.

(7) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016	Estimated Depreciable Lives
Land	$2,230	$2,230	Indefinite
Building and building improvements	4,682	4,605	35 years
Furniture, Fixtures, and other	5,409	3,993	3 to 10 years
Laboratory and manufacturing equipment	17,438	16,107	4 to 10 years
Leasehold improvements	23,415	23,154	2 to 12 years
Software and computer equipment	7,034	6,789	3 years
	60,208	56,878
Less accumulated depreciation and amortization	(34,029)	(31,244)
Total	$26,179	$25,634

(8) Income Taxes

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2014 through 2017. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2013 and prior. However, net operating losses from the tax year 2013 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2017, we had available net operating loss carryforwards of $809.1 million and $279.3 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, and expire between 2018 and 2037. The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, upon which the net operating loss carryforward deferred tax assets were increased by the excess tax benefits of $0.3 million (tax-effected) with a corresponding increase to the Company’s valuation allowance. Our ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $8.9 million and $13.4 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2018 and 2036 and 2018 and 2032, respectively. Additionally, we have $0.2 million of state investment tax credits, available to offset future taxable income and expire between 2018 and 2020. We also have foreign income tax net operating loss carryforwards of approximately $54.6 million which are available to offset future foreign taxable income, if any, and expire between 2018 and 2024.  The potential impacts of such provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are presented below (in thousands).

	2017	2016
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$185,535	$241,572
Foreign net operating loss carryforwards	16,209	13,075
Research and development tax credits	19,597	17,723
Share-based compensation	8,249	13,165
Other	6,221	15,513
Total deferred tax assets	235,811	301,048
Less: valuation allowance	(232,443)	(295,502)
Net deferred tax assets	3,368	5,546
Deferred tax liabilities	(3,960)	(6,197)
Net deferred tax liability	$(592)	$(651)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets decreased by $63.1 million during the year ended December 31, 2017, which primarily related to the “Tax Cuts and Jobs Act”, which reduced the federal tax rate from 34% to 21%, and the valuation allowance increased by $35.3 during the year ended December 31, 2016.

Income tax benefit was nil for the years ended December 31, 2017 and 2016, and $5.4 million for the year ended December 31, 2015. The income tax benefit of $5.4 million for the year ended December 31, 2015 was entirely related to a deferred tax benefit recognized as a result of deferred tax liabilities recorded in connection with our acquisitions of PhosImmune and certain assets from XOMA. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands).

	2017	2016	2015
Computed “expected” Federal tax benefit	$(41,035)	$(42,781)	$(31,669)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	(63,868)	35,471	25,908
(Decrease) increase due to uncertain tax positions	—	(203)	203
State and local income benefit, net of Federal income tax benefit	(4,561)	(3,452)	(3,869)
Change in federal tax rate	104,764	—	—
Foreign rate differential	2,084	4,398	(314)
Other, net	2,616	6,567	4,354
Income tax benefit	$—	$—	$(5,387)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Balance, January 1	$5,278	$5,481	$5,778
Increase related to current year positions	—	—	203
Decrease related to previously recognized positions	—	(203)	(500)
Decrease related to change in federal tax rate	(929)	—	—
Balance, December 31	$4,349	$5,278	$5,481

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(9) Accrued and Other Current Liabilities

Accrued liabilities consist of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Payroll	$7,790	$6,504
Professional fees	2,021	2,373
Contract manufacturing costs	5,528	10,492
Research services	4,663	5,639
Leasehold improvements	—	1,280
Other	1,567	1,587
Total	$21,569	$27,875

Other current liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Current portion of deferred purchase price (Note 4)	$—	$3,948
Other	1,657	843
Total	$1,657	$4,791

(10) Equity

Effective June 14, 2016, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 140,000,000 to 240,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends, on or after September 24, 2013. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $1.0 million or $31.79 per share, and $800,000, or $25.29 per share, at December 31, 2017 and 2016, respectively.

In January 2008, we entered into a private placement agreement (the “January 2008 private placement”) pursuant to which we sold 1,451,450 shares of common stock for $18.00 for each share sold. Investors also received (i) 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 shares of common stock and (ii) unit warrants to purchase, at an exercise price of $18.00 per unit, contingent upon a triggering event as defined in the January 2008 private placement documents, (a) up to 1,451,450 shares of common stock and (b) additional 10-year warrants to purchase, at an exercise price of $18.00 per share, up to 1,451,450 additional shares of common stock. In accordance with the terms of the January 2008 private placement, the 10-year warrants became exercisable for a period of 9.5 years as of July 9, 2008. Our private placement in April 2008 qualified as a triggering event, and therefore the unit warrants became exercisable for a period of eighteen months as of July 9, 2008. The unit warrants expired unexercised in January 2010. In February 2008, we filed, and the Securities and Exchange Commission (the “SEC”) declared effective, the required registration statement covering the resale of the 1,451,450 shares of common stock issued and the 1,451,450 shares issuable upon the exercise of the 10-year warrants issued in the January 2008 private placement. In connection with the January 2008 private placement, of the 1,451,450 warrants issued, 284,785 of the warrants were issued to Garo Armen, our CEO. These 10-year warrants expired unexercised in January 2018.

During September 2013, we sold approximately 3,333,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock in a registered direct public offering raising net proceeds of approximately $9.5 million, after deducting offering expenses. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.3 of a share of common stock. Subject to certain ownership limitations, the warrants became exercisable beginning 6 months following issuance and will expire five years from the date they become exercisable, at an exercise price of $3.75 per share. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. As of the year ended December 31, 2017 all warrants remain unexercised.

In October 2014, we filed, and the SEC declared effective, a Registration Statement on Form S-3 (the “2014 Registration Statement”), covering the offering of up to $150.0 million of common stock, preferred stock, warrants, debt securities and units. The 2014 Registration Statement included a prospectus covering the offering, issuance and sale of up to 10 million shares of our common stock from time to time in “at the market offerings” pursuant to an At Market Sales Issuance Agreement entered into with MLV on October 10, 2014 (the “2014 ATM Program”). During the year ended December 31, 2017 we sold an aggregate of 1,315,000 shares of our common stock in at the market offerings under the 2014 ATM Program and received net proceeds of $5.6 million after deducting offering costs of approximately $172,000.

On January 9, 2015, in connection with the execution of the Collaboration Agreement, we also entered into the Stock Purchase Agreement (the “Stock Purchase Agreement”) with Incyte Corporation, pursuant to which Incyte purchased approximately 7.76 million shares of our common stock (the “Shares”) in February 2015 for an aggregate purchase price of $35.0 million, or approximately $4.51 per share. Under the Stock Purchase Agreement, we agreed to register the Shares for resale under the Securities Act of 1933, as amended (the "Securities Act"). Subsequently, we filed, and the SEC declared effective, a registration statement covering the resale of the 7,760,000 shares of our common stock issued. On February 14, 2017, we entered into an additional Stock Purchase Agreement (the “Additional Stock Purchase Agreement”) with Incyte, pursuant to which Incyte purchased 10 million shares of our common stock (the “Additional Shares”) at a purchase price of $6.00 per share. Immediately following the transaction, Incyte owned approximately 18.1% of our outstanding shares. Under the Additional Stock Purchase Agreement, Incyte agreed not to dispose of any of the Additional Shares for a period of 12 months and to vote the Additional Shares in accordance with the recommendations of the Company’s board of directors in connection with certain equity incentive plan or compensation matters for a period of 18 months, and we agreed to certain registration rights with respect to the Additional Shares. The parties also revised the existing standstill provision to permit Incyte’s acquisition of the Additional Shares, but Incyte is precluded from acquiring any additional shares of our voting stock until December 31, 2019.

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

In September 2016, in accordance with the terms of the Technology Transfer and License Agreement with Iontas Limited (“Iontas”), we issued 157,513 shares of our common stock to Iontas valued at approximately $887,000. In March 2017, we issued an additional 373,351 shares of our common stock, valued at approximately $1.5 million, to Iontas in accordance with the terms of the Technology Transfer and License Agreement. Subsequently, we filed, and the SEC declared effective, a registration statement covering the resale of the 530,864 shares of our common stock issued.

In October 2017, we filed, and the SEC declared effective, a Registration Statement on Form S-3 (the “2017 Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The 2017 Registration Statement included a prospectus covering the offering, issuance and sale of up to 15 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”) on October 30, 2017. Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. On October 18, 2017, we exercised our right under that certain At Market Issuance Sales Agreement by and between us and MLV & Co. LLC, dated as of October 10, 2014 (the “2014 ATM Program”) to terminate the 2014 ATM Program, which termination took effect upon the effectiveness of the 2017 Registration Statement. During the year ended December 31, 2017, we sold no shares of our common stock in at-the-market offerings under the Sales Agreement.

(11) Share-based Compensation Plans

Our 1999 Equity Incentive Plan, as amended (the “1999 EIP”) authorized awards of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), non-qualified stock options, non-vested (restricted) stock, and unrestricted stock for up to 2.0 million shares of common stock (subject to adjustment for stock splits and similar capital changes and exclusive of options exchanged at the consummation of mergers) to employees and, in the case of non-qualified stock options, non-vested (restricted) stock, and unrestricted stock, to consultants and directors as defined in the 1999 EIP. The plan terminated on November 15, 2009. On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, our 2009 Equity Incentive Plan (the “2009 EIP”). The 2009 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 20.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events). The Board of Directors appointed the Compensation Committee to administer the 1999 EIP and the 2009 EIP. No awards will be granted under the 2009 EIP after June 10, 2019.

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

Our Director’s Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. There are 325,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2017, 72,081 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 287,868 units, each representing a share of our common stock at a weighted average common stock price of $5.24, had been credited to participants’ stock accounts as of December 31, 2017. The compensation charges for this plan were immaterial for all periods presented.

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

We primarily use the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of our Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period. The non-cash charge to operations for the non-employee options with vesting or other performance criteria is affected each reporting period, until the non-employee options vest, by changes in the fair value of our common stock.

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2017	2016	2015
Expected volatility	65%	65%	77%
Expected term in years	4	4	6
Risk-free interest rate	1.7%	1.0%	1.6%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	11,693,400	$4.51
Granted	4,499,342	3.81
Exercised	(160,325)	3.47
Forfeited	(1,164,758)	4.29
Expired	(500,872)	7.42
Outstanding at December 31, 2017	14,366,787	$4.22	7.24	$707,661
Vested or expected to vest at December 31, 2017	14,366,787	$4.22	7.24	$707,661
Exercisable at December 31, 2017	8,164,576	$4.37	6.03	$699,061

The weighted average grant-date fair values of options granted during the years ended December 31, 2017, 2016, and 2015, was $1.97, $4.65, and $3.55, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2017 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015, determined on the dates of exercise, was $132,000, $445,000, and $1.2 million, respectively.

During 2017, 2016, and 2015, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated March 31, 2016. In March 2016, our Board of Directors approved certain awards subject to forfeiture in the event shareholder approval was not obtained to increase the shares available under our 2009 EIP. This approval was obtained in June 2016. Accordingly, these awards have a grant date of June 2016 with an exercise price as of the date the Board of Director's approved the awards in March 2016.

As of December 31, 2017, there was $10.6 million of total unrecognized compensation cost related to stock options granted to employees and directors expected to be recognized over a weighted average period of 2.5 years.

As of December 31, 2017, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option was known was approximately $650,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2017 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,942,476	$6.45
Granted	711,300	1.84
Vested	(1,097,243)	7.75
Forfeited	(242,983)	6.21
Outstanding at December 31, 2017	1,313,550	$2.91

As of December 31, 2017, there was $1.8 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 2.7 years. The total intrinsic value of shares vested during the years ended December 31, 2017, 2016, and 2015, was $3.8 million, $2.4 million, and $140,000, respectively.

Cash received from option exercises and purchases under our 2009 ESPP for the years ended December 31, 2017, 2016, and 2015, was $1.0 million, $1.2 million, and $2.0 million, respectively. We issue new shares upon option exercises, purchases under our 2009 ESPP, vesting of non-vested stock, and under the Director’s Deferred Compensation Plan. During the years ended December 31, 2017, 2016, and 2015, 121,183 shares, 121,228 shares, and 63,539 shares, were issued under the 2009 ESPP, respectively. During the years ended December 31, 2017, 2016, and 2015, 1.1 million shares, 570,037 shares, and 35,332 shares, respectively, were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the years ended December 31, 2017, 2016, and 2015, was as follows (in thousands).

	Year Ended
	2017	2016	2015
Research and development	$6,159	$6,507	$2,654
General and administrative	6,270	6,681	4,784
Total share-based compensation expense	$12,429	$13,188	$7,438

(12) License, Research, and Other Agreements

In May 2001, we entered into a license agreement with the University of Connecticut Health Center (“UConn”), which was amended in March 2003 and June 2009.  Through the license agreement, we obtained an exclusive license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires (2024) or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are still required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of 6 months.  The license agreement contains aggregate milestone payments of $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. As of December 31, 2017, we had paid approximately $900,000 to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights, but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.

In March 2003, we entered into an amendment agreement that amended certain provisions of the license agreement with UConn. The amendment agreement granted us a license to additional patent rights. In consideration for execution of the amendment agreement, we agreed to pay UConn an upfront payment and to make future payments for licensed patents or patent applications. Through December 31, 2017, we have paid approximately $100,000 to UConn under the license agreement, as amended.

On December 5, 2014, Agenus Switzerland, entered into a license agreement with the Ludwig Institute for Cancer Research Ltd., or Ludwig, which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted Agenus Switzerland an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we and Agenus Switzerland entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, Agenus Switzerland made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates Agenus Switzerland to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we and/or Agenus Switzerland will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. During the year ended December 31, 2017, we paid a percentage of sublicensing income totaling $2.0 million to Ludwig under the license agreements. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by Agenus Switzerland or us (as applicable) for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions.

In connection with the December 2015 acquisition of PhosImmune, we obtained exclusive rights to a portfolio of patent applications and one issued patent relating to phosphopeptide tumor targets (PTTs) under a patent license agreement with the University of Virginia (“UVA”). The UVA license gives us exclusive rights to develop and commercialize the PTT technology and an exclusive option to license any further PTT technology arising from ongoing research at UVA until December 2018. Under the license agreement, we will pay low to mid-single digit running royalties on net sales of PTT products, and a modest flat percentage of sublicensing income. In addition, we may be obligated to make milestone payments of up to $2.7 million for each indication of a licensed PTT product to complete clinical trials and achieve certain sales thresholds. If we fail to meet certain diligence milestones, we may also be required to pay penalties in excess of $150,000. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. The UVA license agreement may be terminated as follows: (i) by UVA in connection with our bankruptcy or cessation of business relating to the licensed technology, (ii) by UVA if we commit a material, uncured breach or (iii) by us for our convenience on 180 days written notice.

We have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $182.1 million over the term of the studies. For the years ended December 31, 2017, 2016, and 2015, $35.8 million, $23.1 million, and $19.9 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2017, we have expensed $130.2 million as research and development expenses and $124.1 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

In July 2006, we entered into a license agreement and a supply agreement with GlaxoSmithKline (“GSK”) for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement”, respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”).  In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. We sometimes refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement, the “GSK Agreements”. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We are generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, with some exceptions. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”). Pursuant to the terms of the Royalty Purchase Agreement, HCR purchased 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. See Note 22 for additional information.

For the year ended December 31, 2017, we recognized revenue of $1.0 million related to payments received under our GSK License and Amended GSK Supply Agreements. For the years ended December 31, 2016 and 2015, no revenue was recognized under our GSK License and Amended GSK Supply Agreements. Deferred revenue of $2.5 million related to the GSK Agreements is included in the current portion of deferred revenue on our consolidated balance sheet as of December 31, 2017.

(13) Collaboration Agreement

Incyte Corporation

On January 9, 2015 and effective February 19, 2015, we entered into a global license, development and commercialization agreement (the “Collaboration Agreement”) with Incyte Corporation pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our antibody discovery platforms. The Collaboration Agreement was initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years. In November 2015, we and Incyte jointly nominated and agreed to pursue the development and commercialization of three additional undisclosed CPM targets. In February 2017, we amended the Collaboration Agreement by entering into a First Amendment to License, Development and Commercialization Agreement (the “Amendment”).  See “Amendment” section below.

On January 9, 2015, we also entered into the Stock Purchase Agreement with Incyte Corporation whereby, for an aggregate purchase price of $35.0 million, Incyte purchased approximately 7.76 million shares of our common stock. See Note 10 for more details.

Agreement Structure

Under the terms of the Collaboration Agreement, we received non-creditable, nonrefundable upfront payments totaling $25.0 million.  In addition, until the amendment, the parties shared all costs and profits for the GITR, OX40 and two of the additional antibody programs on a 50:50 basis (profit-share products), and we were eligible to receive up to $20.0 million in future contingent development milestones under these programs.  Incyte is obligated to reimburse us for all development costs that we incur in connection with the TIM-3, LAG-3 and one of the additional antibody programs (royalty-bearing products) and we are eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestone payments and (ii) tiered royalties on global net sales at rates generally ranging from 6% to 12%. For each royalty-bearing product, we will also have the right to elect to co-fund 30% of development costs incurred following initiation of pivotal clinical trials in return for an increase in royalty rates. Additionally, we had the option to retain co-promotion participation rights in the United States on any profit-share product. Through the direction of a joint steering committee, the parties anticipate that, for each program, we will serve as the lead for pre-clinical development activities through IND application filing, and Incyte will serve as the lead for clinical development activities. The parties initiated the first clinical trials of antibodies arising from these programs in 2016.  For each additional program beyond GITR, OX40, TIM-3 and LAG-3 that the parties elect to bring into the collaboration, we will have the option to designate it as a profit-share product or a royalty-bearing product.

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

Amendment

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

In connection with the Amendment, Incyte paid us $20.0 million in accelerated milestones related to the clinical development of the antibody candidates targeting GITR and OX40. We are now eligible to receive up to an additional $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. We recognized the $20.0 million received as revenue during the year ended December 31, 2017.

In February 2017, we also entered into a Stock Purchase Agreement with Incyte, pursuant to which Incyte purchased 10 million shares of our common stock at a purchase price of $6.00 per share. See Note 10 for more details.

Collaboration Revenue

For the years ended December 31, 2017, 2016, and 2015 we recognized revenue of approximately $37.3 million, $19.7 million, and $23.5 million, respectively, under the Collaboration Agreement, of which, $2.7 million, $3.5 million, and $9.1 million, respectively, was related to the amortization of the $25.0 million non-creditable, nonrefundable upfront payment. As of December 31, 2017, we had deferred revenue remaining under the Collaboration Agreement of approximately $9.7 million, of which approximately

$2.0 million and $7.7 million are classified as current and long-term, respectively, on our consolidated balance sheet. As of December 31, 2016, we had deferred revenue remaining under the Collaboration Agreement of approximately $12.4 million, of which approximately $2.6 million and $9.8 million are classified as current and long-term, respectively, on our consolidated balance sheet.

(14) Related Party Transactions

Effective February 12, 2014, in connection with our acquisition of the capital stock of 4-AB and pursuant to the Share Exchange Agreement, our Board of Directors elected Shahzad Malik, M.D. as a director. Dr. Malik is a General Partner of Advent Venture Partners LLP (“Advent”). Advent, through its affiliated entities, was Agenus Switzerland’s largest shareholder prior to the completion of the acquisition. Upon completion of the acquisition, Advent and its affiliates received 996,088 shares of our common stock, having a value of approximately $3.0 million.  In connection with the achievement of the first milestone in January 2015 under the Share Exchange Agreement, Advent and its affiliates received consideration of approximately $6.2 million. The above listed consideration was received by Advent and its affiliated entities, not Dr. Malik in his individual capacity. In May 2015, we issued and sold shares of our common stock in an underwritten public offering for net proceeds of approximately $75.0 million. Of the 12,650,000 shares of our common stock issued and sold, 1,587,302 of these shares of common stock were issued and sold to Advent. As of June 2017, Dr. Malik is no longer a member of our Board of Directors.

Our Audit and Finance Committee approved a charitable contribution to the Children of Armenia Fund (“COAF”) totaling $125,000 for 2017. Dr. Garo H. Armen, our CEO, is the founder and chairman of COAF. The 2017 charitable contribution was comprised of a cash component and a non-cash component. The cash component was $75,000, which we paid in quarterly installments. The non-cash component was $50,000, which was the estimated value of a portion of office space made available to COAF employees.

We also consider our transactions with Incyte, as disclosed in Note 13, to be related party transactions.

(15) Leases

We lease manufacturing, research and development, and office facilities under various lease arrangements. Rent expense (before sublease income) was $2.6 million, $3.3 million, and $2.3 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

We lease a facility in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices.  During December 2012 we entered into a commercial lease for approximately 5,600 square feet of office space in New York, New York for use as corporate offices. Through our acquisition of Agenus Switzerland, we leased facilities in Basel, Switzerland for manufacturing, research and development and corporate offices. During the year ended December 31, 2017 we terminated the lease of the facilities in Basel, Switzerland.

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

The future minimum rental payments under our facility lease agreements, which expire at various times between 2018 and 2025, are as follows (in thousands):

Year ending December 31,
2018	$3,179
2019	2,445
2020	2,273
2021	1,902
2022	1,944
Thereafter	2,469
Total	$14,212

In connection with the Lexington facility, we maintain a fully collateralized letter of credit of $1.0 million. No amounts had been drawn on the letter of credit as of December 31, 2017. In addition, for our properties, we are required to have an aggregate deposit of approximately $200,000 with the landlords as interest-bearing security deposits pursuant to our obligation under the leases.

We sublet a portion of our facilities and received rental payments of $562,000, $733,000, and $780,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

During 2016, we entered into an agreement which is classified as a capital lease for a piece of laboratory equipment. It is included in our property and equipment as follows (in thousands):

	2017	2016	Estimated Depreciable Lives
Laboratory and manufacturing equipment	$1,021	$1,021	4 years
Less accumulated depreciation and amortization	(153)	(51)
Total	$868	$970

Under the terms of the capital lease agreement, we will remit payments to the lessor of $288,000 for each of the years 2018 and 2019 and $144,000 for the year ending December 31, 2020.

(16) Debt

Debt obligations consisted of the following as of December 31, 2017 and 2016 (in thousands):

Debt instrument	Principal at December 31, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Note Purchase Agreement	15,000	5,494			20,494
Total current	15,146	5,494	—	—	20,640
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,375)	12,625
Note Purchase Agreement	100,000	31,323	(1,362)	(201)	129,760
Total long-term	114,000	31,323	(1,362)	(1,576)	142,385
Total	$129,146	$36,816	$(1,362)	$(1,576)	$163,025

Debt instrument	Principal at December 31, 2016	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2016
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,311)	12,689
Note Purchase Agreement	100,000	19,421	(1,345)	(222)	117,853
Total long-term	114,000	19,421	(1,345)	(1,533)	130,542
Total	$114,146	$19,421	$(1,345)	$(1,533)	$130,688

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

The 2015 Subordinated Notes bear interest at a rate of 8% per annum, payable in cash on the first day of each month in arrears. Among other default and acceleration terms customary for indebtedness of this type, the 2015 Subordinated Notes include default provisions which allow for the noteholders to accelerate the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance. The 2015 Subordinated Notes are not convertible into shares of our common stock and will mature on February 20, 2020, at which point we must repay the outstanding balance in cash. The Company may prepay the 2015 Subordinated Notes at any time, in part or in full, without premium or penalty.

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

The warrants to purchase 500,000 shares of the Company’s common stock issued in connection with the 2013 Notes (the “2013 Warrants”) have an exercise price of $4.41 per share; and are scheduled to expire on April 15, 2019.

In March 2017, we and the holders of the 2015 Subordinated Notes entered into an Amendment to Notes and Warrants, pursuant to which we (i) extended the term of the 2013 Warrants by two years from April 15, 2017 to April 15, 2019 and (ii) extended the maturity date of the 2015 Notes by two years from February 20, 2018 to February 20, 2020. This resulted in an additional debt discount of $0.7 million, which will be amortized using the effective interest method over three years, the expected life of the 2015 Subordinated Notes. The 2013 Warrants and 2015 Notes are otherwise unchanged. The Amendment to Notes and Warrants was accounted for as a debt modification.

Note Purchase Agreement Related to Future Royalties

On September 4, 2015, we and our wholly-owned subsidiaries, Antigenics and Aronex Pharmaceuticals, Inc. (“Aronex”), entered into a NPA with Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and other purchasers. Pursuant to the terms of the NPA, on September 8, 2015 (the “Closing Date”), Antigenics issued $100.0 million aggregate principal amount of limited recourse notes (the “Notes”) to the purchasers. Antigenics has the option to issue an additional $15.0 million aggregate principal amount of Notes (the “Additional Notes”) to the purchasers within 15 days after approval of GSK’s shingles vaccine, HZ/su, by the U.S. Food and Drug Administration (the “FDA”), provided such approval occurs on or before June 30, 2018. On November 2, 2017, following the October 20, 2017 approval of GSK’s shingles vaccine by the FDA, we exercised our option to issue the Additional Notes. On December 31, 2017 the outstanding aggregate principal amount of the Notes was $115.0 million.

The Notes accrue interest at a rate of 13.5% per annum, compounded quarterly, from and after the Closing Date computed on the basis of a 360-day year and the actual number of days elapsed. Principal and interest payments are due on each of March 15, June 15, September 15 and December 15, and shall be made solely from the royalties paid from GSK to Antigenics on sales of GSK’s shingles and malaria vaccines. The Notes are limited recourse and secured solely by a first priority security interest in the royalties and accounts and payment intangibles relating thereto plus various rights of Antigenics related to the royalties under its contracts with GSK (the “Collateral”). GSK will send all royalty payments to a segregated bank account, and to the extent there are insufficient royalties deposited into the account to fund a quarterly interest payment, the interest will be capitalized and added to the aggregate principal balance of the loan. As of December 31, 2017 we have capitalized interest of $36.8 million. The final legal maturity date of the Notes is the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030 (the “Maturity Date”). Antigenics’ obligation to repay all principal and accrued and unpaid interest by the Maturity Date is secured only by the Collateral.

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

On September 8, 2018, each purchaser has the option to require Antigenics to repurchase up to 15% of the Notes issued to such purchaser on the Closing Date (the “Put Notes”) at a purchase price equal to the principal amount thereof plus accrued and unpaid interest thereon (the “Put Payment”). Antigenics is required to complete any such repurchase within 90 days after September 8, 2018. Accordingly, the portion of the principal and interest attributable to the Put Notes is classified as short-term debt.

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

As royalties are remitted to the purchasers, we will record non-cash royalty revenues and non-cash interest expense within our consolidated statements of operations and comprehensive loss over the term of the NPA as interest accrues and royalties are generated. We have not recognized any royalty revenue to date and recorded $17.4 million and $15.1 million in non-cash interest expense for the years ended December 31, 2017 and 2016, respectively, within our consolidated statement of operations and comprehensive loss.

In connection with the execution of the NPA, we reimbursed the purchasers for legal fees of $250,000 and incurred debt issuance costs of approximately $1.5 million. Under the relevant accounting guidance, legal fees and debt issuance costs have been recorded as a reduction to the gross proceeds. These amounts are being amortized over 12 years, the expected term of the Notes, using the effective interest rate method. In connection with the issuance of the Additional Notes, we incurred debt issuance cost of approximately $150,000. As with the costs incurred in connection with the execution of the NPA, these additional debt issuance costs have been recorded as a reduction to the gross proceeds and are being amortized over the remaining expected term of the Notes using the effective interest rate method.

In January 2018, we entered into a Royalty Purchase Agreement with HCR. We used a portion of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the NPA. See Note 22 for additional information.

Other

In June 2016, we executed a capital lease agreement that expires in June 2020 for equipment with a carrying value of approximately $1.0 million, which is included in property, plant and equipment, net on our consolidated balance sheets as of December 31, 2017. As of December 31, 2017, our remaining obligations under the capital lease agreement are approximately $623,000, of which $289,000 and $334,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

At December 31, 2017, approximately $146,000 of debentures we assumed in our merger with Aquila Biopharmaceuticals are outstanding. These debentures carry interest at 7% and are callable by the holders. Accordingly, they are classified as short-term debt.

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

(17) Fair Value Measurements

We measure our cash equivalents and short-term investments and contingent purchase price considerations at fair value.  For the year ended December 31, 2016, our cash equivalents and short-term investments were comprised solely of U.S. Treasury Bills that were valued using quoted market prices with no valuation adjustments applied.  Accordingly, these securities were categorized as Level 1 assets.

We measure our contingent purchase price consideration at fair value. The fair values of our Agenus Switzerland and PhosImmune contingent purchase price consideration, $2.7 million and $1.7 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of the liabilities uses assumptions we believe would be made by a market participant. The fair value of our Agenus Switzerland and PhosImmune contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and share price, respectively, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$—	$—	$—	$—
Short-term investments	—	—	—	—
Total	$—	$—	$—	$—
Liabilities:
Contingent purchase price consideration	4,373	—	—	4,373
Total	$4,373	$—	$—	$4,373

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,990	$9,990
Short-term investments	4,988	4,988	—	—
Total	$14,978	$14,978	$—	$—
Liabilities:
Contingent purchase price consideration	7,561	—	—	7,561
Total	$7,561	$—	$—	$7,561

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2017 (amounts in thousands):

Balance, December 31, 2016	$7,561
Change in fair value of contingent purchase price consideration during the period	(3,188)
Balance, December 31, 2017	$4,373

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

The fair value of our outstanding debt balance at December 31, 2017 and 2016 was $205.9 million and $129.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2017 and 2016 was $129.1 million and $114.1, respectively.

(18) Contingencies

We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(19) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and, beginning in 2016, a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2017, 2016, and 2015 we made discretionary contributions to the Plans of $487,000, $334,000, and $307,000, respectively. For the years ended December 31, 2017, 2016, and 2015, we expensed $487,000, $334,000, and $307,000, respectively, related to the discretionary contribution to the Plans.

We also participated in a multiple employer benefit plan that covers certain international employees. During the year ended December 31, 2017, in connection with the closure of our facility in Basel, Switzerland, we ended our participation in the plan. When an employee terminates employment prior to retirement, the amounts invested in the plan are withdrawn and invested in the plan of the employee’s new employer.

The annual measurement date for our multiple employer benefit plan is December 31. Benefits are based upon years of service and compensation. We are required to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of our multiple employer plan in our consolidated balance sheets which, for the years ended December 31, 2017, and 2016 amounted to a liability of approximately nil and $1.2 million, respectively, with a corresponding adjustment to accumulated other comprehensive loss of $25,000 and $154,000 for the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, and 2016, we contributed approximately $127,000 and $153,000, respectively, to our multiple employer benefit plan. In connection with the termination of our multiple employer benefit plan we recognized a settlement gain of approximately $1.5 million within operating expense for the year ended December 31, 2017. No future contributions are expected. As of December 31, 2017, our participation in the multiple employer benefit plan has ended, as such no future benefits are expected to be paid under the plan.

(20) Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2017, 2016 and 2015 and our long-lived assets as of December 31, 2017 and 2016 (in thousands):

	2017	2016	2015
Revenue:
United States	$38,883	$20,332	$23,668
Europe	3,994	2,242	1,149
	$42,877	$22,573	$24,817

Revenue by geographic region is allocated based on the domicile of our respective business operations.

	2017	2016
Long-lived Assets:
United States	$22,993	$22,360
Europe	4,400	4,557
Total	$27,393	$26,917

Long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(21) Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2017
Revenue	$26,956	$4,208	$3,359	$8,354
Net loss	(17,103)	(31,713)	(36,842)	(35,035)
Net loss attributable to common shareholders	(17,154)	(31,764)	(36,893)	(35,087)
Per common share, basic and diluted:
Basic and diluted net loss attributable to common stockholders	(0.18)	(0.32)	(0.37)	(0.35)
2016
Revenue	$5,959	$6,592	$4,446	$5,576
Net loss	(31,779)	(28,320)	(40,774)	(26,122)
Net loss attributable to common shareholders	(31,829)	(28,371)	(40,825)	(26,174)
Per common share, basic and diluted:
Basic and diluted net loss attributable to common stockholders	(0.37)	(0.33)	(0.47)	(0.30)

Net loss attributable to common stockholders per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the full fiscal year.

(22) Subsequent Events

Royalty Purchase Agreement

On January 6, 2018, we, through our wholly-owned subsidiary, Antigenics, entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) with HCR. The closing under the Royalty Purchase Agreement occurred on January 19, 2018 (the “Closing”). Pursuant to the terms of the Royalty Purchase Agreement, HCR purchased 100% of Antigenics’ worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon® adjuvant. As consideration for the purchase of the royalty rights, HCR paid $190.0 million at Closing, less certain transaction expenses. Antigenics is also entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. Antigenics would owe approximately $25.9 million to HCR in 2021 (the “Rebate Payment”) if neither of the following sales milestones are achieved: (i) 2019 sales of the GSK vaccines exceed $1.0 billion or (ii) 2020 sales of the GSK vaccines exceed $1.75 billion. As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement, subject to certain customary exceptions and excluding all assets necessary for AgenTus Therapeutics, Inc.

At the Closing, approximately $161.9 million of the proceeds were used to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement dated September 4, 2015 with Oberland Capital SA Zermatt LLC and the purchasers named therein (the “Note Purchase Agreement”), as well as the associated accrued and unpaid interest, and the Note Purchase Agreement and the notes issued thereunder have been redeemed in full and terminated.

The Royalty Purchase Agreement contains certain representations and warranties regarding Antigenics’ rights and obligations with respect to GSK and the commercialization of GSK’s vaccines, as well as customary representations and warranties regarding Antigenics generally. The Royalty Purchase Agreement also contains certain covenants around Antigenics’ rights and obligations with respect to GSK and the commercialization of GSK’s vaccines, as well as customary covenants, including covenants that limit or restrict Antigenics’ ability to incur indebtedness or liens or otherwise merge, consolidate or acquire assets or securities. This transaction will be reflected as a liability in the consolidated financial statements.

At the Market Offerings

In January 2018, we received net proceeds of approximately $2.5 million from the sale of approximately 635,000 shares of our common stock in at-the-market offerings under our Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has a net capital deficiency, that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Boston, Massachusetts

March 16, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is incorporated herein by reference to the information contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.” The balance of the information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The financial statement schedules required under this Item and Item 8 are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the footnotes thereto.

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

Exhibit No.	Description

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

4.16

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

4.18

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

Exhibit No.	Description

4.20(1)

Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2015 and incorporated herein by reference.

4.21

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

4.23

Amendment to Notes and Warrants dated as of March 15, 2017 by and among Agenus Inc. and the Investors listed therein.  Filed as Exhibit 4.27 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2016 and incorporated herein by reference.

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

4.27

Stock Purchase Agreement dated as of February 14, 2017, by and between Agenus Inc. and Incyte Corporation. Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2017 and incorporated herein by reference.

4.28	Form of Indenture. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-221008) and incorporated herein by reference.

Employment Agreements and Compensation Plans

10.1*	1999 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2008 and incorporated herein by reference.

10.1.1*	Form of Non-Statutory Stock Option. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 15, 2004 and incorporated herein by reference.

10.1.2*	Form of 2007 Restricted Stock Award Agreement. Filed as Exhibit 10.1.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2007 and incorporated herein by reference.

10.1.3*	Form of 2008 Restricted Stock Award Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 11, 2008 and incorporated herein by reference.

10.1.4*	Sixth Amendment to the Agenus Inc. 1999 Equity Incentive Plan. Filed as Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.2*	Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 16, 2016 and incorporated herein by reference.

10.2.1*

Form of Restricted Stock Award Agreement for the Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on June 15, 2009 and incorporated herein by reference.

Exhibit No.	Description

10.2.2*

Form of Stock Option Agreement for the Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as

Exhibit 10.3 to our Current Report on Form 8-K (File No. 0-29089) filed on June 15, 2009 and incorporated herein by reference.

10.3*	Agenus Inc. 2009 Employee Stock Purchase Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

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

10.10*	Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.14 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.10.1*

Form of Stock Option Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.15 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.10.2*

Form of Restricted Stock Award Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.16 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.10.3*

Form of Restricted Stock Unit Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.17 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.11*

Employment Agreement dated June 30, 2015 between Agenus Inc. and Dr. Robert Stein. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 30, 2015 and incorporated herein by reference.

Exhibit No.	Description

10.12*

Separation Agreement dated as of April 1, 2017 by and between Agenus Inc. and Dr. Robert Stein. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2017 and incorporated herein by reference.

10.13*

Consulting Agreement dated as of April 1, 2017 by and between Agenus Inc. and Dr. Robert Stein. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2017 and incorporated herein by reference.

10.14*

Form of Restricted Stock Unit Agreement for the Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on June 30, 2015 and incorporated herein by reference.

10.15*

Employment Agreement dated March 10, 2017 between Agenus Inc. and Dr. Jean-Marie Cuillerot. Filed as Exhibit 10.16 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2016 and incorporated herein by reference.

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

10.23.1(1)

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

Exhibit No.	Description

10.23.2(1)

First Amendment to License, Development and Commercialization Agreement dated as of February 14, 2017 by and among Agenus Inc., Agenus Switzerland Inc. (f/k/a 4-Antibody AG) and Incyte Europe Sarl. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2017 and incorporated herein by reference.

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

10.26(1)

Development and Manufacturing Services Agreement dated April 14, 2017 by and between Agenus Inc. and CMC ICOS Biologics, Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2017 and incorporated herein by reference.

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

Sales Agreement

10.29

Form of Controlled Equity OfferingSM Sales Agreement by and between Agenus Inc. and Cantor Fitzgerald & Co. Filed as Exhibit 1.2 to our Registration Statement on Form S-3 (File No. 333-221008) and incorporated herein by reference.

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

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGENUS INC.

By:	/s/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D.
Chief Executive Officer and
Chairman of the Board

Dated: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 16, 2018
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 16, 2018
Christine M. Klaskin	(Principal Financial and Accounting Officer)

/S/ ULF WIINBERG	Director	March 16, 2018
Ulf Wiinberg

/S/ BRIAN CORVESE	Director	March 16, 2018
Brian Corvese

/S/ WADIH JORDAN	Director	March 16, 2018
Wadih Jordan

/S/ SHALINI SHARP	Director	March 16, 2018
Shalini Sharp

/S/ TIMOTHY R. WRIGHT	Director	March 16, 2018
Timothy R. Wright