Form 10-Q
period 2018-03-31
AGENUS INC
filed 2018-05-10
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 4, 2018: 103,999,081 shares

Agenus Inc.

Three Months Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$52,347,634	$60,186,617
Inventories	62,241	79,491
Accounts Receivable	1,128,827	1,134,493
Prepaid expenses	11,056,433	11,070,960
Other current assets	597,943	1,081,993
Total current assets	65,193,078	73,553,554
Property, plant and equipment, net of accumulated amortization and depreciation of $35,038,032 and $34,029,085 at March 31, 2018 and December 31, 2017, respectively	27,035,584	26,178,622
Goodwill	23,398,080	23,048,804
Acquired intangible assets, net of accumulated amortization of $6,058,173 and $5,461,834 at March 31, 2018 and December 31, 2017, respectively	13,974,560	14,406,650
Other long-term assets	1,214,394	1,214,394
Total assets	$130,815,696	$138,402,024
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$20,639,735
Current portion, liability related to sale of future royalties	4,262,392	—
Current portion, deferred revenue	1,148,420	4,484,882
Accounts payable	5,407,180	8,086,992
Accrued liabilities	18,057,061	21,569,449
Other current liabilities	1,141,104	1,657,063
Total current liabilities	30,162,218	56,438,121
Long-term debt, net of current portion	12,765,588	142,385,024
Liability related to sale of future royalties, net of current portion	186,823,241	—
Deferred revenue, net of current portion	1,755,300	7,748,284
Contingent purchase price considerations	9,389,000	4,373,000
Other long-term liabilities	3,153,940	3,273,387
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2018 and December 31, 2017; liquidation value of $32,676,808 at March 31, 2018	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 103,280,951 and 101,706,117 shares issued at March 31, 2018 and December 31, 2017, respectively	1,032,810	1,017,061
Additional paid-in capital	960,046,528	951,811,958
Accumulated other comprehensive loss	(2,706,425)	(2,169,354)
Accumulated deficit	(1,071,759,790)	(1,026,475,773)
Total stockholders’ deficit attributable to Agenus Inc.	(113,386,561)	(75,815,792)
Non-controlling interest	152,970	—
Total stockholders’ deficit	(113,233,591)	(75,815,792)
Total liabilities and stockholders’ deficit	$130,815,696	$138,402,024

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue (research and development)	$1,636,041	$26,955,843
Operating expenses:
Research and development	(29,441,285)	(32,639,991)
General and administrative	(8,927,559)	(7,769,508)
Contingent purchase price consideration fair value adjustment	(5,016,000)	196,000
Operating loss	(41,748,803)	(13,257,656)
Other expense:
Loss on early extinguishment of debt	(10,766,625)	—
Non-operating income	1,035,175	740,134
Interest expense, net	(2,780,890)	(4,585,657)
Net loss	(54,261,143)	(17,103,179)
Dividends on Series A-1 convertible preferred stock	(51,589)	(51,264)
Less: net loss attributable to non-controlling interest	(120,630)	—
Net loss attributable to Agenus Inc. common stockholders	$(54,192,102)	$(17,154,443)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.53)	$(0.18)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	102,576,334	93,508,120

Other comprehensive loss:
Foreign currency translation loss	$(537,071)	$(131,839)
Other comprehensive loss	(537,071)	(131,839)
Comprehensive loss	$(54,729,173)	$(17,286,282)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(54,261,143)	$(17,103,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,558,417	1,527,748
Share-based compensation	2,205,328	2,377,164
Non-cash interest expense	2,669,115	4,403,836
Loss on disposal of assets	74,942	29,287
Gain on issuance of stock for settlement of milestone obligation	—	(14,063)
Change in fair value of contingent obligations	5,016,000	(196,000)
Loss on extinguishment of debt	10,766,625	—
Changes in operating assets and liabilities:
Accounts receivable	5,666	4,577,040
Inventories	17,250	—
Prepaid expenses	26,749	(4,028,153)
Accounts payable	(2,818,135)	(1,076,393)
Deferred revenue	(472,949)	(652,631)
Accrued liabilities and other current liabilities	(3,523,864)	(3,947,380)
Other operating assets and liabilities	(1,513,624)	(728,288)
Net cash used in operating activities	(40,249,623)	(14,831,012)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	5,218	115,000
Purchases of plant and equipment	(1,494,901)	(417,002)
Purchases of held-to-maturity securities	—	(9,960,188)
Proceeds from securities held-to-maturity	—	5,000,000
Net cash used in investing activities	(1,489,683)	(5,262,190)
Cash flows from financing activities:
Net proceeds from sale of equity	5,257,531	61,836,887
Proceeds from employee stock purchases and option exercises	1,060,660	304,003
Purchase of treasury shares to satisfy tax withholdings	—	—
Proceeds from sale of future royalties	189,878,400	—
Transaction costs from sale of future royalties	(494,394)	—
Repayments of debt	(161,847,223)	—
Payment of capital lease obligation	(64,970)	(66,861)
Net cash provided by financing activities	33,790,004	62,074,029
Effect of exchange rate changes on cash	110,319	435,113
Net (decrease) increase in cash and cash equivalents	(7,838,983)	42,415,940
Cash and cash equivalents, beginning of period	60,186,617	71,448,016
Cash and cash equivalents, end of period	$52,347,634	$113,863,956
Supplemental cash flow information:
Cash paid for interest	$276,164	$276,164
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	283,077	463,719
Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	—	1,485,937

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer. Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. We have assembled fully integrated capabilities from novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants, cancer vaccine platforms, and cell therapy (through our subsidiary, AgenTus Therapeutics). We leverage our immune biology platforms to identify effective combination therapies for development and have developed productive partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” (CAR-T and TCR) programs.

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

Our cash, cash equivalents, and short-term investments at March 31, 2018 were $52.3 million, a decrease of $7.8 million from December 31, 2017.

The following table outlines our quarter end cash and cash equivalents balances and the changes therein (in millions).

Quarter Ended
March 31, 2018
Cash and cash equivalents	$52.3
Decrease in cash and cash equivalents	$(7.8)
Cash used in operating activities	$(40.2)
Reported net loss	$(54.3)

 We have incurred significant losses since our inception. As of March 31, 2018, we had an accumulated deficit of $1.1 billion. Since our inception, we have successfully financed our operations through the sale of equity, notes, corporate partnerships, and interest income. Based on our current plans, including additional funding we anticipate from multiple sources, including out-licensing and/or partnering opportunities, we believe that our cash resources of $52.3 million as of March 31, 2018 will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.  However, in spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018.

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

Note B - Summary of Significant Accounting Policies

Except as detailed below, there have been no material changes to our significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

     Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. We adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method- i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our goods and services and will provide financial statement readers with enhanced disclosures. The details of the significant changes and quantitative impact of the changes are disclosed in Note J.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s contracts with customers in Note J.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative stand-alone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative stand-alone selling prices. Determining the amount of the transaction price to allocate to each separate performance obligation requires significant judgement, which is discussed in further detail for each of the Company’s contracts with customers in Note J.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhance the value of other assets, settle liabilities, and holding or selling the asset.  ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the goods and services. The guidance allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

1.

Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units of produced or units delivered); and

2.

Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company uses the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Up-front Fees: Depending on the nature of the agreement, up-front payments and fees may be recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Contract Balances

Contract assets primarily relate to our rights to consideration for work completed in relation to our research and development (“R&D”) services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, we do not have any contract assets which have not transferred to a receivable. We had no asset impairment charges related to contract assets in the period. The contract liabilities primarily relate to contracts where we received payments but we have not yet satisfied the related performance obligations. The advance consideration received from customers for R&D services or licenses bundled with other promises is a contract liability until the underlying performance obligations are transferred to the customer.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2018	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$3,377	$-	$(473)	$2,904

The change in contract liabilities is primarily related to the recognition of $0.5 million of revenue recognized during the three months ended March 31, 2018. Deferred revenue related to our global license, development and commercialization agreement (the “Collaboration Agreement”), dated January 9, 2015, with Incyte Corporation (“Incyte”) of $2.9 million as of March 31, 2018, which was comprised of the $25.0 million upfront payment, less $22.1 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied. We also recorded a $1.1 million receivable from Incyte as of March 31, 2018 for R&D services provided.

During the three months ended March 31, 2018, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

Impact of Adopting ASC 606 on Financial Statements

We adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. We elected to apply a practical expedient to reflect the aggregate effect of all modifications that occurred before January 1, 2018 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations. The estimated effect of applying this practical expedient results in a slower recognition of the transaction price, as more consideration is allocated to performance obligations originally identified as a material right at contract inception. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the consolidated balance sheet as of January 1, 2018 (in thousands):

	As Reported December 31, 2017	ASC 606 Adjustment	Adjusted January 1, 2018
Consolidated Balance Sheet Data:
Current portion, deferred revenue	$4,485	$(2,986)	$1,499
Deferred revenue	7,748	(5,870)	1,878
Accumulated deficit	$(1,026,476)	$8,856	$(1,017,620)

Impact of ASC 606 on Financial Statements

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of income and balance sheets was as follows (in thousands):

	March 31, 2018
	As Reported Under ASC 606	Adjustments	Notes	Balances without Adoption of ASC 606
Consolidated Balance Sheet Data:
Current portion, deferred revenue	$1,148	$2,742	(1)	$3,890
Deferred revenue	1,755	5,510	(1)	7,265
Accumulated deficit	(1,071,760)	(8,276)	(2)	(1,080,036)

Consolidated Income Statement Data:
Revenue	$1,636	$580	(3)	$2,216
(1)

Adjustment to deferred revenue to reflect recognition of revenue under ASC 605 primarily attributable to the change in the timing of revenue recognition for amounts received under the Incyte Collaboration Agreement and GSK License and Amended Supply Agreements, see Note J

(2)	Adjustment to accumulated deficit to reflect the reversal of the cumulative transition adjustment and the difference in revenue from ASC 606 to ASC 605, see Note J
(3)

Adjustment to reflect the difference in revenue recognition from ASC 606 to ASC 605 primarily attributable to the change in recognition of an upfront fee related to the GSK License and Amended Supply Agreements, see Note J

Note C - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2018 and 2017, as they would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Warrants	2,900,000	4,351,450
Stock options	14,129,736	14,940,852
Non-vested shares	1,280,750	2,605,674
Convertible preferred stock	333,333	333,333

Note D - Investments

Cash equivalents consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$50,904	$50,904	$57,036	$57,036
U.S. Treasury Bills	—	—	—	—
Total	$50,904	$50,904	$57,036	$57,036

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2018 and 2017.

Of the investments listed above, $50.9 million and $57.0 million have been classified as cash equivalents on our condensed consolidated balance sheets as of each of March 31, 2018 and December 31, 2017.

Note E - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2018 (in thousands):

Balance, December 31, 2017	$23,049
Foreign currency translation adjustment	349
Balance, March 31, 2018	$23,398

Acquired intangible assets consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,643	$(4,784)	$11,859
Trademarks	4.5 years	845	(774)	71
Other	2-6 years	574	(500)	74
In-process research and development	Indefinite	1,971	—	1,971
Total		$20,033	$(6,058)	$13,975

	As of December 31, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,545	$(4,290)	$12,255
Trademarks	4.5 years	826	(711)	115
Other	2-6 years	570	(461)	109
In-process research and development	Indefinite	1,928	—	1,928
Total		$19,869	$(5,462)	$14,407

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.5 million for the remainder of 2018, $1.9 million for the year ending December 31, 2019, $1.9 million for the year ending December 31, 2020 and $1.9 million for each of the years ending December 31, 2021 and 2022.

Note F - Debt

Debt obligations consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

Debt instrument	Principal at March 31, 2018	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at March 31, 2018
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,234)	12,766
Total	$14,146	$—	$—	$(1,234)	$12,912

Debt instrument	Principal at December 31, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Note Purchase Agreement	15,000	5,494	—	—	20,494
Total current	15,146	5,494	—	—	20,640
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,375)	12,625
Note Purchase Agreement	100,000	31,323	(1,362)	(201)	129,760
Total long-term	114,000	31,323	(1,362)	(1,576)	142,385
Total	$129,146	$36,817	$(1,362)	$(1,576)	$163,025

In June 2016, we executed a capital lease agreement that expires in June 2020 for equipment with a carrying value of approximately $0.8 million, which is included in property, plant and equipment, net on our condensed consolidated balance sheet. Under the terms of the capital lease agreement, we will remit payments to the lessor of $216,000 for the remainder of 2018, $288,000 for the year ending 2019 and $144,000 for the year ending December 31, 2020.  As of March 31, 2018, our remaining obligations under the capital lease agreement are approximately $0.6 million, of which $290,000 and $270,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheet.

In January 2018, we, through our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P., and certain of its affiliates (collectively “HCR”), whereby we received gross proceeds of $190.0 million (refer to Note G). Concurrently with the closing of the Royalty Purchase Agreement, we used $161.9 million of these proceeds to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement dated September 4, 2015 with Oberland Capital SA Zermatt LLC and the purchasers named therein (the “Note Purchase Agreement”), as well as the associated accrued and unpaid interest, and the Note Purchase Agreement and the notes issued thereunder were redeemed in full and terminated. In connection with this redemption, we recorded a $10.8 million loss on early extinguishment of debt which primarily reflects the payment of premiums to fully redeem the notes and the write-off of unamortized debt issuance costs and discounts.

Note G – Liability Related to the Sale of Future Royalties

On January 6, 2018, we, through Antigenics, entered into the Royalty Purchase Agreement with HCR, which closed on January 19, 2018. Pursuant to the terms of the Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. As part of the transaction, we reimbursed HCR for transaction costs of $100,000 and incurred approximately $500,000 in transaction costs of our own, which are presented net of the liability in the consolidated balance sheet and will be amortized to interest expense over the estimated life of the Royalty Purchase Agreement. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for these royalties as revenue when earned, and we recorded the $190.0 million in proceeds from this transaction as a liability (“Liability Related to Sale of Future Royalties”) on our condensed consolidated balance sheet that will be amortized using the interest method over the estimated life of the Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties in the consolidated balance sheets based on the estimated recognition of the royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

The following table shows the activity within the liability account from the inception of the royalty agreement in January 2018 to March 31, 2018 (in thousands):

Period from inception to March 31, 2018
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	190,000
Non-cash royalty revenue payable to HCR	—
Non-cash interest expense recognized	1,665
Liability related to sale of future royalties - ending balance	191,665
Less: unamortized transaction costs	(580)
Liability related to sale of future royalties, net	$191,086

For the quarter ended March 31, 2018, we recognized no non-cash royalty revenue (refer to Note J), and we recorded $1.7 million of related non-cash interest expense.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Purchase Agreement. Since inception, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 4.4%. Quarterly, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability.

There are a number of factors that could materially affect the amount and timing of royalty payments from GSK, all of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates, and other events or circumstances that could result in reduced royalty payments from GSK, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Purchase Agreement. Conversely, if sales of GSK’s vaccines containing QS-21 are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the life of the Royalty Purchase Agreement.

Pursuant to the Royalty Purchase Agreement, we will also be entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026.

Additionally, pursuant to the Royalty Purchase Agreement, we would owe approximately $25.9 million to HCR in 2021 (the “Rebate Payment”) if neither of the following sales milestones are achieved: (i) 2019 sales exceed $1.0 billion or (ii) 2020 sales exceed $1.75 billion. As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement, subject to certain customary exceptions and excluding all assets necessary for our subsidiary, AgenTus Therapeutics, Inc.

Note H - Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Payroll	$2,852	$7,790
Professional fees	2,817	2,021
Contract manufacturing costs	4,018	5,528
Research services	6,880	4,663
Other	1,490	1,567
Total	$18,057	$21,569

Note I - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $9.4 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

Liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$9,389	$—	$—	$9,389
Total	$9,389	$—	$—	$9,389

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$4,373	$—	$—	$4,373
Total	$4,373	$—	$—	$4,373

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2018 (in thousands):

Balance, December 31, 2017	$4,373
Change in fair value of contingent purchase price considerations during the period	5,016
Balance, March 31, 2018	$9,389

The estimated fair values of all of our financial instruments, excluding our outstanding debt, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at March 31, 2018 and December 31, 2017 was $14.2 million and $205.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2018 and December 31, 2017 was $14.1 million and 129.1 million, respectively.

Note J - Revenue from Contracts with Customers

GSK License and Amended GSK Supply Agreements

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement”, respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. Under these agreements, GSK paid an upfront license fee of $3.0 million and agreed to pay aggregate milestones of $5.0 million. In July 2007, the Amended GSK Supply Agreement was further amended, and we were paid an additional fixed fee of $7.3 million. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of our QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”).  In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which such rights expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We were also generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, but we sold these royalty rights to HCR in January 2018 pursuant to the Royalty Purchase Agreement (See Note G). The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

We assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following performance obligations under the contract: (1) an exclusive license to QS-21 in the specified field and related technology transfer; and (2) and exclusive license to QS-21 in an additional field.

We determined that the fixed payments of $19.3 million constituted all of the consideration to be included in the transaction price and to be allocated to the performance obligations based on their relative stand-alone selling prices. The fixed upfront consideration is recognized under ASC 606 based on when control of the combined performance obligation is transferred to the customer, which corresponds with the service period (through December 2014). At contract inception, the milestones of $5.0 million had been excluded from the transaction price, as we could not conclude that it was probable a significant reversal would not occur. Event driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its estimation of the amount, we considered numerous factors, including that receipt of the milestones is outside of our control and contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event driven milestones should be recognized when the variable consideration is able to be estimated. As of December 31, 2017, all milestones had been received, and therefore recognized.

Any consideration related to royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For the three months ended March 31, 2018 and March 31, 2017, we did not recognize any revenue from GSK. Although an estimated $0.6 million of royalties were earned in the three months ended March 31, 2018, these were first credited against the $2.5 million previously recognized as revenue through an upfront fee.

The cumulative impact of changing the timing of revenue recognition for the GSK License and Amended GSK Supply Agreements as of January 1, 2018 was a decrease to stockholders' deficit of approximately $2.5 million and a corresponding decrease in deferred revenue of $2.5 million for the portion of the upfront fee creditable toward future royalties, as described above. This amount was included in the transition adjustment, as under ASC 606 it would have been recognized as revenue in March 2012, at the time of the amendment.

Merck Collaboration and License Agreement

During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck Sharpe & Dohme (“Merck”) to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck was responsible for the clinical development and commercialization of antibodies generated under the collaboration. There are no unsatisfied performance obligations relating to this contract, but we are eligible to receive approximately $100 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as royalty payments on worldwide product sales. For the three months ended March 31, 2018 and March 31, 2017, we did not recognize any revenue from this agreement. The adoption of ASC 606 did not have an impact on the Merck collaboration and license agreement.

Incyte Collaboration Agreement

On January 9, 2015 and effective February 19, 2015, we entered into the Collaboration Agreement with Incyte pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our antibody discovery platforms. The Collaboration Agreement was initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five-year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years. In November 2015, we and Incyte jointly nominated and agreed to pursue the development and commercialization of three additional undisclosed CPM targets. In February 2017, we amended the Collaboration Agreement by entering into a First Amendment to License, Development and Commercialization Agreement (the “Amendment”).  See “Amendment” section below.

On January 9, 2015, we also entered into the Stock Purchase Agreement with Incyte Corporation whereby, for an aggregate purchase price of $35.0 million, Incyte purchased approximately 7.76 million shares of our common stock.

Agreement Structure

Under the terms of the Collaboration Agreement, we received non-creditable, nonrefundable upfront payments totaling $25.0 million. In addition, until the Amendment, the parties shared all costs and profits for the GITR, OX40 and two of the additional antibody programs on a 50:50 basis (profit-share products), and we were eligible to receive up to $20.0 million in future contingent development milestones under these programs.  Incyte is obligated to reimburse us for all development costs that we incur in connection with the TIM-3, LAG-3 and one of the additional antibody programs (royalty-bearing products) and we are eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestone payments and (ii) tiered royalties on global net sales at rates generally ranging from 6% to 12%. For each royalty-bearing product, we will also have the right to elect to co-fund 30% of development costs incurred following initiation of pivotal clinical trials in return for an increase in royalty rates. Additionally, we had the option to retain co-promotion participation rights in the United States on any profit-share product. Through the direction of a joint steering committee, until the Amendment, the parties anticipated that, for each program, we would serve as the lead for pre-clinical development activities through investigational new drug (“IND”) application filing, and Incyte would serve as the lead for clinical development activities. The parties initiated the first clinical trials of antibodies arising from these programs in 2016.  For each additional program beyond GITR, OX40, TIM-3 and LAG-3 that the parties elect to bring into the collaboration, we will have the option to designate it as a profit-share product or a royalty-bearing product.

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

Amendment

Pursuant to the terms of the Amendment, the GITR and OX40 programs immediately converted from profit-share programs to royalty-bearing programs and we became eligible to receive a flat 15% royalty on global net sales should any candidates from either of these two programs be approved. Incyte is now responsible for global development and commercialization and all associated costs for these programs. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with the undisclosed target reverting to Incyte and TIGIT to Agenus. Should any of those programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales. The terms for the remaining three royalty-bearing programs targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, with Incyte being responsible for global development and commercialization and all associated costs. The Amendment gives Incyte exclusive rights and all decision-making authority for manufacturing, development, and commercialization with respect to all royalty-bearing programs.

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

Collaboration Revenue

We identified the following performance obligations under the Incyte Collaboration Agreement, as amended: (1) combined license and related R&D services to a GITR antibody, (2) combined license and related R&D services to an OX-40 antibody, (3) combined license and related R&D services to a TIM-3 antibody, (4) combined license and related R&D services to a LAG-3 antibody, (5) combined license and related R&D services to a first undisclosed target, (6) combined license and related R&D services to a TIGIT antibody, (7) combined license and related R&D services to a second undisclosed target, and (8) the option to license certain other mutually agreed-upon antibodies combined with related R&D Services (“Assumed Project Options Development”).  Each of these performance obligations consists of a license or option to a license and related R&D services through the filing of an IND for each antibody candidate.

We concluded that the licenses could be used with other readily available resources if the know-how was also transferred with the license; however, our knowledge and experience is necessary for further development of the licensed antibodies. Therefore, we determined that each of the licensed antibodies and the related developmental R&D services should be treated as a combined performance obligation. We also evaluated whether the Assumed Project Options Development was a material right. At contract inception Incyte paid us a nonrefundable access fee for the ability to exercise the option and bring additional targets into the program. Both we and Incyte have the ability to explore targets and, if mutually agreed upon, convert those targets into assumed projects for no additional license fee. We concluded that Assumed Project Options Development represents a material right and is therefore a performance obligation.

We determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer, and as such the total upfront fixed consideration of the $10.0 million license fee and $15.0 million project access fee would be included in the total transaction price of $25.0 million. This amount was then allocated to the performance obligations on a relative stand-alone selling price basis.

The estimated variable consideration to be recognized for developmental R&D services and related reimbursable expenses (“Development Costs”) was determined based on the forecasted amounts in the research plan that has been approved by the both parties via the joint steering committee (“JSC”). Under the Agreement, Development Costs related to Profit-Sharing products are split equally between us and Incyte. Therefore, our expected revenue is 50% of the costs of these programs. Based on review of the budgets presented at the JSC meetings, as well as costs of previous R&D projects, we expect the total development costs over the term of the contract will be $43.4 million. This amount was allocated entirely to the distinct R&D services that forms part of each performance obligation.

We determined that the transaction price of the Collaboration Agreement was $68.8 million as of March 31, 2018, an increase of $0.4 million from the transaction price of $68.4 million as of December 31, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the fixed upfront License Fee and Project Access Fee of $10.0 million and $15.0 million, respectively, and the $43.8 million of actual and estimated variable consideration for development costs (including R&D services) constituted consideration to be included in the transaction price, which is allocated among the performance obligations.

For payments made to Incyte related to their work performed on profit-sharing programs, we considered that we will receive a benefit through the performance of a series of distinct R&D services by Incyte. Additionally, the R&D services are being provided by Incyte at fair value. Therefore, the amount paid to Incyte represents the fair value of the services performed, and no excess will be allocated as a reduction of the transaction price. We will record the consideration paid to Incyte in the same manner that we would purchases for other vendors, classified as R&D expense.

In summary each of the performance obligations includes a license or option to a license, and respective R&D services that will be performed over time from program initiation through the filing of an IND with respect to each antibody candidate. We have determined that the combined performance obligation is satisfied over time, and that the input method should be applied for all performance obligations that have consideration allocated to them. The cost-cost measure will be applied based on the percentage of completion of R&D services provided during the period compared to the respective budget. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligation to Incyte. We will recognize the fixed consideration allocated to each performance obligation over time as the related R&D services are being performed using the input of

R&D costs incurred over total R&D costs expected to be incurred through IND filing, beginning on the date a license is granted. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

We considered the nature of the arrangement between Incyte and us in evaluating the classification of the payments to be received under the cost-sharing arrangement. We do not currently have any commercial products available for sale. Our primary operations to date have included research and development activities, licensing intellectual property and performing R&D services for external parties. Accordingly, arrangements such as this Collaboration Agreement represent our ongoing business operations. Therefore, we have concluded that payments received from Incyte under the cost-sharing arrangement represent payments made to us as part of their on-going operations and should be classified as revenue as such amounts are earned.

For the three months ended March 31, 2018, we recognized approximately $1.6 million of license and collaboration revenue. This amount included $0.5 million of the transaction price for the Collaboration Agreement recognized based on proportional performance. For the three months ended March 31, 2017, (under ASC 605) we recognized approximately $27.0 million of license and collaboration revenue. We expect to recognize deferred research and development revenue of $1.0 million, $0.8 million, and $1.1 million for the remainder of 2018, 2019, and 2020, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2018. These amounts exclude amounts (milestones, R&D services and royalties) where we have a right to invoice the customer in the amount that corresponds directly with the value of the performance completed to date.

The cumulative impact of the adoption of ASC 606 for the Incyte Collaboration Agreement as of January 1, 2018 was a decrease to stockholders' deficit of approximately $6.4 million and a corresponding decrease in deferred revenue of $6.4 million.

Note K - Share-based Compensation Plans

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

A summary of option activity for the three months ended March 31, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,366,787	$4.22
Granted	387,733	4.20
Exercised	(272,493)	3.41
Forfeited	(150,898)	4.37
Expired	(201,393)	4.80
Outstanding at March 31, 2018	14,129,736	$4.23	7.20	$10,884,924
Vested or expected to vest at March 31, 2018	14,129,736	$4.23	7.20	$10,884,924
Exercisable at March 31, 2018	9,042,598	$4.33	6.30	$6,995,204

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2018 and 2017 were $2.14 and $1.90, respectively.

As of March 31, 2018, $8.7 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.

As of March 31, 2018, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $0.9 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2018 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,313,550	$2.91
Granted	20,250	4.08
Vested	(53,050)	3.77
Forfeited	—	—
Outstanding at March 31, 2018	1,280,750	$2.89

As of March 31, 2018, there was approximately $1.7 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 2.5 years. The total intrinsic value of shares vested during the three months ended March 31, 2018, was $0.2 million.

During the three months ended March 31, 2018, 47,698 shares were issued under the 2009 Employee Stock Purchase Plan, 53,050 shares were issued as a result of the vesting of non-vested stock and 272,493 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and three months ended March 31, 2018 and 2017, was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$998	$1,127
General and administrative	1,207	1,250
Total share-based compensation expense	$2,205	$2,377

Note L - Benefit Plans

Previously, we maintained a multiple employer benefit plan that covered certain international employees. During the year ended December 31, 2017, in connection with the closure of our facility in Basel, Switzerland, we ended our participation in the plan.

We made no contributions to the plan during the three months ended March 31, 2018, and no future contributions are expected. For the three months ended March 31, 2017 we contributed approximately $42,000 to our international multiple employer benefit plan.

Note M - Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from the implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new standard on January 1, 2018, by using the modified-retrospective method. See Note B and Note J.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2017 provides details on our current lease arrangements. While we continue to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Upon adoption, based on leases in place as of December 31, 2017, we expect to recognize assets and liabilities of approximately $8.2 million related to our operating leases. The adoption of ASC 842 is not expected to have a material impact on our results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance regarding the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017-01 on January 1, 2018 and will apply it prospectively. The impact on our consolidated financial statements in future periods will depend on the specific facts and circumstances of future transactions.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted ASU 2017-09 on January 1, 2018. The guidance will be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have any impact on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2018 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note N - Subsequent Events

At the Market Offerings

In April 2018, we received net proceeds of approximately $3.2 million from the sale of approximately 720,000 shares of our common stock in at-the-market offerings under our Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. We subsequently terminated the Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. on May 7, 2018, as reported in our Current Report on Form 8-K filed with the SEC on May 8, 2018.

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

AIM ™, ASV ™, AgenTus ™, Agenus ™, AutoSynVax ™, Oncophage®, PSV ™, PhosphoSynVax ™, Prophage™, Retrocyte Display™, SECANT® and Stimulon® are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Overview

We are a clinical-stage immuno-oncology (“I-O”) company dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer.  Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. We have assembled fully integrated capabilities from novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants, cancer vaccine platforms, and cell therapy (through our subsidiary, AgenTus Therapeutics). We leverage our immune biology platforms to identify effective combination therapies for development and have developed productive partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” (CAR-T and TCR) programs.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. As such, we have recently shifted our strategy for first approval from lung cancer to cervical cancer based on increasing competition and recent data that would have hindered our ability to pursue accelerated pathways for approval. We are currently advancing our own combination of CTLA-4 and PD-1 antibodies in second line cervical cancer.

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

Our QS-21 Stimulon adjuvant is also partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s shingles program. In 2015, we monetized a portion of the future royalties we were contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78 million. In October 2017, GSK’s shingles vaccine was approved in the United States by the FDA and granted marketing authorization in Canada by Health Canada, and in November 2017, we exercised our option to issue the $15.0 million in additional notes in accordance with the terms of the NPA. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We used a portion of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the NPA, resulting in net proceeds to us of approximately $28.0 million at closing. We do not incur clinical development costs for products partnered with GSK.

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

In October 2017, we announced the launch of a subsidiary that is advancing our cell therapy business, AgenTus Therapeutics. The subsidiary is focused on the discovery, development, and commercialization of breakthrough “living drugs” to advance cures for cancer patients. AgenTus licenses intellectual property assets from Agenus and has its own management and governance.

Historical Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue: We recognized revenue of approximately $1.6 million and $27.0 million during the three months ended March 31, 2018 and 2017, respectively. Revenues in the first quarter of 2018 and 2017, respectively, primarily included fees earned under our license agreements, including $20.0 million for the three months ended March 31, 2017 related to the acceleration of milestone payments, and $1.2 million and $6.3 million for the three months ended March 31, 2018 and 2017, respectively, related to the reimbursement of development costs under our Collaboration Agreement with Incyte, which have decreased due to the stage of programs under the collaboration. During the three months ended March 31, 2018 and 2017, we recorded revenue of $0.5 million and $0.7 million, respectively, from the amortization of deferred revenue. See Notes B and J to our condensed consolidated financial statements for additional discussion of our revenues, including the adoption of ASC 606 during the first quarter of 2018.

Research and development: Research and development expenses include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 10% to $29.4 million for the three months ended March 31, 2018 from $32.6 million for the three months ended March 31, 2017. Decreased expenses in the three months ended March 31, 2018 primarily relate to a $3.0 million decrease in expenses for our foreign subsidiaries due to the closure of our facility in Basel, Switzerland in 2017, which decrease was partially offset by increased expenses attributable to our wholly-owned subsidiary in the United Kingdom, Agenus UK Limited (“Agenus UK”), a $1.0 million decrease due to a milestone payment made to Iontas in the quarter ended March 31, 2017, which did not reoccur in the quarter ended March 31, 2018, and a $0.4 million decrease in personnel related expenses. These decreases were partially offset by a $0.4 million increase in expenses attributable to our subsidiary, AgenTus, which did not yet exist in the quarter ended March 31, 2017, and an increase in third-party services and other related expenses of $0.8 million primarily relating to the advancement of our antibody programs.

General and administrative: General and administrative expenses consist primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 15% to $8.9 for the three months ended March 31, 2018 from $7.8 million for the three months ended March 31, 2017. Increased expenses in the three months ended March 31, 2018 primarily relate to a $0.8 million increase in personnel related expenses, primarily due to increased headcount, a $0.2 million increase in expenses attributable to our subsidiary, AgenTus, which did not yet exist in the quarter ended March 31, 2017, and a $0.1 million increase in professional fees. These increases were partially offset by a $0.1 million decrease in expenses for our foreign subsidiaries due to the closure of our facility in Basel, Switzerland in 2017, which decrease was partially offset by increased expenses attributable to Agenus UK.

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

Loss on early extinguishment of debt: Loss on early extinguishment of debt of $10.8 million for the three months ended March 31, 2018 represents the payment of premiums and the write-off of unamortized debt issuance costs and discounts incurred in connection with the full redemption and termination of Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement dated September 4, 2015 with Oberland Capital SA Zermatt LLC and the purchasers named therein.

Non-operating income (expense): Non-operating income increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to an increase in our foreign currency gain.

Interest expense, net:  Interest expense, net decreased to approximately $2.8 million for the three months ended March 31, 2018 from $4.6 million for the three months ended March 31, 2017 due to the January 2018 closing of the Royalty Purchase Agreement with HCR and the simultaneous full redemption and termination of the notes issued under the Note Purchase Agreement.

Research and Development Programs

For the three months ended March 31, 2018, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2018	2017	2016	2015	Prior to 2015	Total
Heat shock proteins for cancer	Prophage and ASV	$2,990	$12,499	$8,202	$5,508	$309,681	$338,880
Antibody programs*	Various	25,070	95,656	83,919	63,290	13,422	281,357
Vaccine adjuvant	QS-21 Stimulon	56	222	77	142	13,657	14,154
Other research and development programs		1,325	7,748	2,772	1,504	66,318	79,667
Total research and development expenses		$29,441	$116,125	$94,970	$70,444	$403,078	$714,058

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.1 billion as of March 31, 2018. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2018, we have raised aggregate net proceeds of approximately $1.12 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement included a prospectus covering the offer, issuance and sale of up to 15 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”). As of March 31, 2018, we had 13.8 million shares available for sale under the Sales Agreement. We sold approximately 1.2 million and 0.7 million shares of our common stock pursuant to the Sales Agreement during the three-months ended March 31, 2018 and the month of April 2018, respectively, and received aggregate net proceeds totaling $8.5 million. On May 7, 2018, we terminated the Sales Agreement.

As of March 31, 2018, we had debt outstanding of $14.1 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. We and Antigenics entered into the Note Purchase Agreement with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes, which we exercised in November 2017. The limited recourse notes were due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030. In January 2018, we entered into a Royalty Purchase Agreement with HCR whereby we received proceeds of $190.0 million. We used $161.9 million of these proceeds to redeem all of the notes issued pursuant to the NPA.

Our cash, cash equivalents, and short-term investments at March 31, 2018 were $52.3 million, a decrease of $7.8 million from December 31, 2017. Based on our current plans, including additional funding we anticipate from multiple sources, including out-licensing and/or partnering opportunities, we believe that our cash resources of $52.3 million as of March 31, 2018 will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.  However, in spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $213.4 million over the term of the related activities. Through March 31, 2018, we have expensed $143.1 million as research and development expenses and $138.3 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.6 million, of which $8.4 million have been paid as of March 31, 2018. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $40.2 million and $14.8 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 26% and 18% of our cash used in operations for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company formally with operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

We had cash and cash equivalents at March 31, 2018 of $52.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business.  If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.  These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018.

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

Our net losses for the years ended December 31, 2017, 2016, and 2015, were $120.7 million, $127.0 million, and $87.9 million, respectively. During the three months ended March 31, 2018, we generated a net loss of $54.3 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On March 31, 2018, we had $52.3 million in cash and cash equivalents and short-term investments. We believe that, based on our current plans and activities, including additional funding we anticipate from multiple sources, including out-licensing and/or partnering opportunities, our working capital resources at March 31, 2018, will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.

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

Although we are pursuing indications and combinations that enable rapid paths to BLA, with the goal of becoming a commercial organization in 2020, there is no guarantee that we will be able to do so on that timeline or at all. We have recently shifted our strategy for first approval from lung cancer to cervical cancer, and we have not yet fully evaluated the impact this could have on our previously stated timelines, or our costs. In addition, our timelines are aggressive and subject to various factors outside of our control, including patient accrual rates for our clinical trials. If our trials are unable to accrue patients at the rate we expect, we are unlikely to hit our anticipated timelines and our business and financial prospects could be materially adversely affected.

Similarly, although we are striving to file a number of INDs to advance novel antibodies, cell therapy candidates, and neoantigen vaccine combinations into the clinic in the next 12-18 months, there is no guarantee that we will be able to do so on that timeline, if at all. Our stated timelines are aggressive and subject to various risks, including resource constraints. If we are unable to advance novel candidates into the clinic as planned due to resource constraints or otherwise, our business and partnering prospects could be materially adversely affected.

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

Since our acquisition of Agenus Switzerland Inc., formerly known as 4-Antibody AG (“4-AB”) in February 2014, we have more than tripled our headcount, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally. While we have restructured our organization over the past two years, we expect to continue increasing our headcount in certain core areas as we continue to build our development, manufacturing and commercialization capabilities and integrate our acquired technology platforms. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

Our current clinical trial plans with Prophage vaccines entail one government sponsored IND in which we provide support and product supply. For third-party sponsored trials, we lack the ability to control trial design, timelines, tumor tissue procurement and data availability. For example, in January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), whereby the NCI is conducting a double-blind, randomized controlled Phase 2 trial to evaluate the effect of Prophage vaccine in conjunction with Merck’s pembrolizumab on the overall survival rate of patients with newly diagnosed glioblastoma (“ndGBM”). In addition, the Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma that was being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the NCI, has been closed. In addition, our other cancer vaccine programs (ASV and PSV) are in Phase 1 and pre-clinical development, respectively, and there is no guarantee that they will successfully advance in and through the clinic. ASV also utilizes QS-21 Stimulon, and any inability or delay in securing adequate supplies of the adjuvant could have an adverse impact on the program or otherwise delay timelines. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings.

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

To date, we have manufactured our Prophage vaccines in our Lexington, MA facility. Manufacturing of the Prophage vaccines is complex, and various factors could cause delays or an inability to supply the vaccine. Deviations in the processes controlling manufacture or deficiencies in size or quality of source material could result in production failures. Specific vulnerabilities in the process may exist in tumor types in which quality or quantity of tissue is limited. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we would no longer have the ability to manufacture Prophage vaccines in addition to other product candidates in our current facility.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs currently in clinical stage development targeting PD-1, CTLA-4, GITR and OX40. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1)  BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to CTLA-4 as well as agonists to GITR and OX-40, (2) Merck has an approved anti-PD-1 antibody in the United States, as well as an anti-CTLA-4 antagonist and an anti-GITR agonist in clinical development, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as anti-CTLA-4, PD-1, GITR and OX40 targeting antibodies in development, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, (6) Novartis has anti-PD-1, anti-PD-L1 and anti-GITR antibodies in clinical trials, and (7) Roche/Genentech has an approved anti-PD-L1 antibody. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including but not restricted to AbbVie, Arcus Biosciences, Boehringer Ingelheim, Tesaro, Beigene, Regeneron, Eli Lilly, Jiangsu HengRui Medicine, Shanghai Junshi, Macrogenics/Incyte, CytomX/BMS, Symphogen, Janssen, CBT Pharmaceuticals, Checkpoint Therapeutics, CStone Pharmaceuticals, Livzon MabPharm Inc, Suzhou Alphamab, Mabspace Biosciences and Akeso Biopharma. We

are also aware of competitors with pre-clinical antibodies against these targets. In addition, we are aware of competitors with clinical stage antibodies against targets in our earlier stage programs such as TIM-3, LAG-3, CD137, TIGIT and other undisclosed targets. These include, but are not limited to, BMS, Pfizer, Novartis, Merck, Roche, Tesaro, Eli Lilly, OncoMed, Boehringer Ingelheim, Potenza, Regeneron and Symphogen. Additionally, we are aware of competitors developing preclinical assets and bispecifics against these targets. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are conducting combination trials in second line cervical cancer. We are aware of industry sponsored clinical trials, including exploratory studies, that are underway in cervical cancer. Our competitors include, but are not limited to, Regeneron (anti-PD-1), Merck (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with agents against other checkpoint targets), Advaxis (HPV targeting vaccine alone or in combination with AstraZeneca’s anti-PD-L1 antibody or BMS’ anti-PD-1 antibody) and Lion Biotechnologies (autologous TILs). We are aware that Merck has submitted a supplementary biologics application (sBLA) for its anti-PD-1 antagonist, Keytruda, in advanced cervical cancer. We are also aware that Advaxis has submitted a conditional Marketing Authorization Application (MAA) for its HPV targeting vaccine in the European Union. Additionally, we are aware of other early stage clinical trials testing alternate checkpoint targets in cervical cancer patients. These include, but are not limited to, OX40 +/- CD137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine in clinical development. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not restricted to the following: Schering Corporation, a subsidiary of Merck, markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well. Several companies have products that utilize similar technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines. We are aware of many companies pursuing personalized cancer vaccines in pre-clinical or clinical development, including, without limitation, the following: Aduro Biotech, Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck, Genocea Biosciences, Argos Therapeutics, ISA Pharmaceuticals, EpiVax Inc. Nouscom, Immatics, EpiVax Inc., Achilles Therapeutics and BrightPath Biotherapeutics.

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

We are also aware of a third party that manufactures pre-clinical material purporting to be comparable to QS-21 Stimulon. The claims being made by this third party may create marketplace confusion and have an adverse effect on the goodwill generated by us and our partners with respect to QS-21 Stimulon. We are also aware of at least one additional manufacturer who is developing material comparable to QS-21 Stimulon. Any diminution of this goodwill may have an adverse effect on our ability to commercialize future products, if any, incorporating this technology, either alone or with a third party.

Failure to realize the anticipated benefits of our strategic acquisitions and licensing transactions could adversely affect our business, operations and financial condition.

An important part of our business strategy has been to identify and advance a pipeline of product candidates by acquiring and in-licensing product candidates, technologies and businesses that we believe are a strategic fit with our existing business. Since we acquired 4-AB, in February 2014, we have completed numerous additional strategic acquisitions and licensing transactions. The ultimate success of these strategic transactions entails numerous operational and financial risks, including:

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

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015, we began a broad collaboration with Incyte to pursue the discovery and development of antibodies. See “Risk Factors-Risks Related to our Business—We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.” Furthermore, we have a collaboration arrangement with Recepta for CTLA-4 and PD-1, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these product candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, licensees, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Potential vulnerabilities can also be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture certain of our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed. We do not maintain cyber liability insurance, and would therefore have no coverage for any losses resulting from any data security incident.

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

We intend to advance our cell therapy business through our subsidiary, AgenTus Therapeutics, eventually with separate funding. Moving intellectual property assets into AgenTus Therapeutics in foreign jurisdictions could have adverse tax consequences, and there is no guarantee that we will be able to attract external funding. Moreover, even if the business is funded, there is no guarantee that it will be successful.

We are currently in the process of pursuing external funding and partnership opportunities to advance AgenTus Therapeutics, but Agenus is currently funding such operations. There is no guarantee that external funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or continue to use internal resources to advance them. In addition, our cell therapy assets are pre-clinical. Even if adequate funding and partnership opportunities are available, there is no guarantee that we will be successful in advancing one or more product candidates into and through clinical development. In addition, most of the efforts being made on behalf of AgenTus Therapeutics are being led by a separate AgenTus chief executive officer, utilizing Agenus’ management team and internal G&A resources. The current structure could distract management and divert Agenus resources from Agenus’ own core pipeline and programs.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of March 31, 2018, we had spent more than 20 years and $714.1 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 30 issued United States patents and approximately 115 issued foreign patents. We also own, co-own or have exclusive rights to approximately 35 pending United States patent applications and approximately 150 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

During the period from our initial public offering on February 4, 2000 to March 31, 2018, and the three months ended March 31, 2018, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $3.51 and $6.04 per share, respectively. The average daily trading volume for the three months ended March 31, 2018 was approximately 1,694,866 shares, while the average daily trading volume for the year ended December 31, 2017 was approximately 1,174,002. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of May 4, 2018, we had 103,999,081 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 706,228 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan and to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements. As of the date of filing, an aggregate of approximately 21,000,000 of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024 (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2018, warrants to purchase approximately 2,900,000 shares of our common stock with a weighted average exercise price per share of $4.52 were outstanding.

As of March 31, 2018, options to purchase 14,129,736 shares of our common stock with a weighted average exercise price per share of $4.23 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2018, we had 9,042,598 vested options and 1,280,750 non-vested shares outstanding.

As of March 31, 2018, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Item 6.	Exhibits

Exhibit No.	Description

4.1	Royalty Purchase Agreement dated January 6, 2018, by and among Antigenics LLC, Healthcare Royalty Partners III, L.P. and certain of its affiliates. Filed herewith.

10.1	Contract of Employment dated February 1, 2016, by and between Agenus UK Limited and Alex Duncan. Filed herewith.

10.2	Change of Control Agreement dated February 1, 2016, by and between Agenus Inc. and Alex Duncan. Filed herewith.

10.3	Separation Agreement dated December 19, 2017, by and between Agenus Inc. and Jean-Marie Cuillerot. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	May 10, 2018	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer