Form 10-Q
period 2018-06-30
AGENUS INC
filed 2018-08-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 3, 2018: 113,282,116 shares

Agenus Inc.

Six Months Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$43,163,886	$60,186,617
Inventories	55,491	79,491
Accounts receivable	10,919,713	1,134,493
Prepaid expenses	12,916,189	11,070,960
Other current assets	649,552	1,081,993
Total current assets	67,704,831	73,553,554
Property, plant and equipment, net of accumulated amortization and depreciation of $36,032,383 and $34,029,085 at June 30, 2018 and December 31, 2017, respectively	26,922,101	26,178,622
Goodwill	22,814,031	23,048,804
Acquired intangible assets, net of accumulated amortization of $6,476,682 and $5,461,834 at June 30, 2018 and December 31, 2017, respectively	13,280,795	14,406,650
Other long-term assets	1,214,394	1,214,394
Total assets	$131,936,152	$138,402,024
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$20,639,735
Current portion, liability related to sale of future royalties	18,580,160	—
Current portion, deferred revenue	946,775	4,484,882
Accounts payable	10,233,600	8,086,992
Accrued liabilities	20,992,107	21,569,449
Other current liabilities	418,547	1,657,063
Total current liabilities	51,317,250	56,438,121
Long-term debt, net of current portion	12,907,352	142,385,024
Liability related to sale of future royalties, net of current portion	172,997,880	—
Deferred revenue, net of current portion	1,627,786	7,748,284
Contingent purchase price considerations	3,097,000	4,373,000
Other long-term liabilities	3,075,757	3,273,387
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2018 and December 31, 2017; liquidation value of $32,728,478 at June 30, 2018	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 111,198,400 and 101,706,117 shares issued at June 30, 2018 and December 31, 2017, respectively	1,111,984	1,017,061
Additional paid-in capital	984,189,044	951,811,958
Accumulated other comprehensive loss	(1,577,617)	(2,169,354)
Accumulated deficit	(1,096,430,845)	(1,026,475,773)
Total stockholders’ deficit attributable to Agenus Inc.	(112,707,118)	(75,815,792)
Non-controlling interest	(379,755)	—
Total stockholders’ deficit	(113,086,873)	(75,815,792)
Total liabilities and stockholders’ deficit	$131,936,152	$138,402,024

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Research and development	$10,472,934	$4,207,573	$12,108,975	$31,163,416
Non-cash royalty revenue related to the sale of future royalties	5,421,691	—	5,421,691	—
Total revenues	15,894,625	4,207,573	17,530,666	31,163,416
Operating expenses:
Research and development	(29,273,528)	(25,824,431)	(58,714,813)	(58,464,422)
General and administrative	(9,485,114)	(8,136,252)	(18,412,673)	(15,905,760)
Contingent purchase price consideration fair value adjustment	6,292,000	865,000	1,276,000	1,061,000
Operating loss	(16,572,017)	(28,888,110)	(58,320,820)	(42,145,766)
Other expense:
Loss on early extinguishment of debt	—	—	(10,766,625)	—
Non-operating income (expense)	(2,407,838)	1,649,811	(1,372,663)	2,389,946
Interest expense, net	(6,223,925)	(4,474,743)	(9,004,815)	(9,060,400)
Net loss	(25,203,780)	(31,713,042)	(79,464,923)	(48,816,220)
Dividends on Series A-1 convertible preferred stock	(51,670)	(51,344)	(103,259)	(102,608)
Less: net loss attributable to non-controlling interest	(532,725)	—	(653,355)	—
Net loss attributable to Agenus Inc. common stockholders	$(24,722,725)	$(31,764,386)	$(78,914,827)	$(48,918,828)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.24)	$(0.32)	$(0.76)	$(0.51)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	105,112,976	99,201,975	103,851,662	96,370,777

Other comprehensive loss:
Foreign currency translation (loss) gain	$1,128,808	$(628,456)	$591,737	$(760,295)
Other comprehensive (loss) income	1,128,808	(628,456)	591,737	(760,295)
Comprehensive loss	$(23,593,917)	$(32,392,842)	$(78,323,090)	$(49,679,123)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(79,464,923)	$(48,816,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,109,259	3,057,142
Share-based compensation	3,790,084	5,129,035
Non-cash royalty revenue	(5,421,691)	—
Non-cash interest expense	8,724,977	8,783,464
Loss on disposal of assets	77,991	9,209
Gain on issuance of stock for settlement of milestone obligation	—	(14,063)
Change in fair value of contingent obligations	(1,276,000)	(1,061,000)
Loss on extinguishment of debt	10,766,625	—
Changes in operating assets and liabilities:
Accounts receivable	(9,785,220)	7,408,118
Inventories	24,000	—
Prepaid expenses	(1,852,015)	(6,330,969)
Accounts payable	1,669,457	(1,225,694)
Deferred revenue	(802,111)	(1,117,884)
Accrued liabilities and other current liabilities	(872,958)	(6,032,357)
Other operating assets and liabilities	533,071	(2,000,691)
Net cash used in operating activities	(70,779,454)	(42,211,910)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	5,218	120,000
Purchases of plant and equipment	(2,175,605)	(1,405,932)
Purchases of held-to-maturity securities	—	(14,936,047)
Proceeds from securities held-to-maturity	—	5,000,000
Net cash used in investing activities	(2,170,387)	(11,221,979)
Cash flows from financing activities:
Net proceeds from sale of equity	27,894,865	63,677,302
Proceeds from employee stock purchases and option exercises	1,060,660	342,476
Purchase of treasury shares to satisfy tax withholdings	—	(527,223)
Proceeds from sale of future royalties	189,878,400	—
Transaction costs from sale of future royalties	(494,394)	—
Repayments of debt	(161,847,223)	—
Payment of capital lease obligation	(129,372)	(133,300)
Net cash provided by financing activities	56,362,936	63,359,255
Effect of exchange rate changes on cash	(435,826)	456,347
Net (decrease) increase in cash and cash equivalents	(17,022,731)	10,381,713
Cash and cash equivalents, beginning of period	60,186,617	71,448,016
Cash and cash equivalents, end of period	$43,163,886	$81,829,729
Supplemental cash flow information:
Cash paid for interest	$555,397	$555,397
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	804,056	355,814
Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	—	1,485,937

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer. Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. We have assembled fully integrated capabilities from novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants, cancer vaccine platforms, and cell therapy (through our subsidiary, AgenTus Therapeutics, Inc. (“AgenTus Therapeutics”)). We leverage our immune biology platforms to identify effective combination therapies for development and have developed productive partnerships to advance our innovation.

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

Our cash and cash equivalents at June 30, 2018 were $43.2 million, a decrease of $17.0 million from December 31, 2017.

The following table outlines our quarter end cash and cash equivalents balances and the changes therein (in millions).

	Quarter Ended
	March 31, 2018	June 30, 2018
Cash and cash equivalents	$52.3	$43.2
Decrease in cash and cash equivalents	$(7.8)	$(9.2)
Cash used in operating activities	$(40.2)	$(30.5)
Reported net loss	$(54.3)	$(25.2)

 We have incurred significant losses since our inception. As of June 30, 2018, we had an accumulated deficit of $1.1 billion. Since our inception, we have successfully financed our operations through the sale of equity, notes, corporate partnerships, and interest income. Based on our current plans, including additional funding we anticipate from multiple sources, including out-licensing and/or partnering opportunities, we believe that our cash resources of $43.2 million as of June 30, 2018 will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary. In spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018.

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

Note B - Summary of Significant Accounting Policies

Except as detailed below, there have been no material changes to our significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	As Reported December 31, 2017	ASC 606 Adjustment	Adjusted January 1, 2018
Consolidated Balance Sheet Data:
Current portion, deferred revenue	$4,485	$(2,986)	$1,499
Deferred revenue, net of current portion	7,748	(5,870)	1,878
Accumulated deficit	$(1,026,476)	$8,856	$(1,017,620)

Impact of ASC 606 on Financial Statements

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of income and balance sheets was as follows (in thousands):

	Six months ended June 30, 2018
	As Reported Under ASC 606	Adjustments	Notes	Balances without Adoption of ASC 606
Consolidated Balance Sheet Data:
Accounts receivable	$10,920	$(4,000)	(1)	$6,920
Current portion, deferred revenue	947	942	(2)	1,889
Deferred revenue, net of current portion	1,628	5,176	(2)	6,804
Accumulated deficit	(1,096,431)	(10,118)	(3)	(1,106,549)

Consolidated Statement of Operations Data:
Research and development revenue	$12,109	$(1,261)	(4)	$10,848

	Three months ended June 30, 2018
Consolidated Statement of Operations Data:
Research and development revenue	$10,473	$(1,842)	(4)	$8,631
(1)	Adjustment to accounts receivable to reflect a milestone recognized under ASC 606 and included in accounts receivable on June 30, 2018.
(2)

Adjustment to deferred revenue to reflect recognition of revenue under ASC 605 primarily attributable to the change in the timing of revenue recognition for amounts received under the Incyte Collaboration Agreement, see Note J.

(3)	Adjustment to accumulated deficit to reflect the reversal of the cumulative transition adjustment and the difference in revenue from ASC 606 to ASC 605, see Note J.
(4)

Adjustment to reflect the difference in revenue recognition from ASC 606 to ASC 605 primarily attributable to the recognition of a milestone under ASC 606 that was partially offset by the change in recognition of an upfront fee related to the GSK License and Amended Supply Agreements, see Note J.

Note C - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2018 and 2017, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2018	2017
Warrants	2,900,000	4,351,450
Stock options	17,060,747	15,287,781
Non-vested shares	2,011,079	2,022,324
Convertible preferred stock	333,333	333,333

Note D - Investments

Cash equivalents consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$39,372	$39,372	$57,036	$57,036

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2018 and 2017.

Note E - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2018 (in thousands):

Balance, December 31, 2017	$23,049
Foreign currency translation adjustment	(235)
Balance, June 30, 2018	$22,814

Acquired intangible assets consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,478	$(5,205)	$11,273
Trademarks	4.5 years	814	(791)	23
Other	2-6 years	568	(481)	87
In-process research and development	Indefinite	1,898	—	1,898
Total		$19,758	$(6,477)	$13,281

	As of December 31, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,545	$(4,290)	$12,255
Trademarks	4.5 years	826	(711)	115
Other	2-6 years	570	(461)	109
In-process research and development	Indefinite	1,928	—	1,928
Total		$19,869	$(5,462)	$14,407

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.0 million for the remainder of 2018 and $1.9 million for each of the years ending December 31, 2019, 2020, 2021 and 2022.

Note F - Debt

Debt obligations consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

Debt instrument	Principal at June 30, 2018	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at June 30, 2018
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,093)	12,907
Total	$14,146	$—	$—	$(1,093)	$13,053

Debt instrument	Principal at December 31, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Note Purchase Agreement	15,000	5,494	—	—	20,494
Total current	15,146	5,494	—	—	20,640
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,375)	12,625
Note Purchase Agreement	100,000	31,323	(1,362)	(201)	129,760
Total long-term	114,000	31,323	(1,362)	(1,576)	142,385
Total	$129,146	$36,817	$(1,362)	$(1,576)	$163,025

We have capital lease agreements that expire in 2020 for equipment with a carrying value of approximately $1.0 million, which is included in property, plant and equipment, net on our condensed consolidated balance sheet. Under the terms of the capital lease agreements, we will remit payments to the lessors of $190,000 for the remainder of 2018, $375,000 for the year ending December 31, 2019 and $165,000 for the year ending December 31, 2020.  As of June 30, 2018, our remaining obligation under the capital lease agreements is approximately $0.7 million, of which $360,000 and $330,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheet.

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

The following table shows the activity within the liability account from the inception of the royalty agreement in January 2018 to June 30, 2018 (in thousands):

Period from inception to June 30, 2018
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	190,000
Non-cash royalty revenue	(5,422)
Non-cash interest expense recognized	7,565
Liability related to sale of future royalties - ending balance	192,143
Less: unamortized transaction costs	(565)
Liability related to sale of future royalties, net	$191,578

During the six months ended June 30, 2018, we recognized $5.4 million of non-cash royalty revenue, and we recorded $7.6 million of related non-cash interest expense.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the three months ended June 30, 2018, our estimate of the effective annual interest rate over the life of the agreement increased to 12.0%, which results in a prospective interest rate of 12.2%.

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

Pursuant to the Royalty Purchase Agreement, we will also be entitled to receive up to $40.4 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.3 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026.

Additionally, pursuant to the Royalty Purchase Agreement, we would owe approximately $25.9 million to HCR in 2021 (the “Rebate Payment”) if neither of the following sales milestones are achieved: (i) 2019 sales exceed $1.0 billion or (ii) 2020 sales exceed $1.75 billion. As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement, subject to certain customary exceptions and excluding all assets necessary for AgenTus Therapeutics.

Note H - Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Payroll	$4,920	$7,790
Professional fees	2,988	2,021
Contract manufacturing costs	5,339	5,528
Research services	6,653	4,663
Other	1,092	1,567
Total	$20,992	$21,569

Note I - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $3.1 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

Liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$3,097	$—	$—	$3,097
Total	$3,097	$—	$—	$3,097

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$4,373	$—	$—	$4,373
Total	$4,373	$—	$—	$4,373

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2018 (in thousands):

Balance, December 31, 2017	$4,373
Change in fair value of contingent purchase price considerations during the period	(1,276)
Balance, June 30, 2018	$3,097

The estimated fair values of all of our financial instruments, excluding our outstanding debt as of December 31, 2017, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at June 30, 2018 and December 31, 2017 was $14.2 million and $205.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2018 and December 31, 2017 was $14.1 million and $129.1 million, respectively.

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

We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following performance obligations under the contract: (1) an exclusive license to QS-21 in the specified field and related technology transfer; and (2) and exclusive license to QS-21 in an additional field.

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

For both the three and six months ended June 30, 2018, we recognized $5.4 million in non-cash royalty revenue from GSK. For both the three and six months ended June 30, 2017 we did not recognize any revenue from GSK.

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

Merck Collaboration and License Agreement

During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck Sharpe & Dohme (“Merck”) to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck was responsible for the clinical development and commercialization of antibodies generated under the collaboration. There are no unsatisfied performance obligations relating to this contract, but we are eligible to receive approximately $95.0 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as royalty payments on worldwide product sales.

For both the three and six months ended June 30, 2018 we recognized $4.0 million in research and development revenue related to the achievement of a milestone. For both the three and six months ended June 30, 2017, we did not recognize any revenue from this agreement.

The adoption of ASC 606 did not have an impact on the Merck collaboration and license agreement.

Incyte Collaboration Agreement

On January 9, 2015 and effective February 19, 2015, we entered into a global license, development and commercialization agreement (the “Collaboration Agreement”) with Incyte Corporation (“Incyte”) pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our antibody discovery platforms. The Collaboration Agreement was initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five-year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years. In November 2015, we and Incyte jointly nominated and agreed to pursue the development and commercialization of three additional CPM targets. In February 2017, we amended the Collaboration Agreement by entering into a First Amendment to License, Development and Commercialization Agreement (the “Amendment”).  See “Amendment” section below.

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

In connection with the Amendment, Incyte paid us $20.0 million in accelerated milestones related to the clinical development of the antibody candidates targeting GITR and OX40. Immediately following the Amendment, we were eligible to receive up to an additional $510.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration, of which $5.0 million was recognized in the quarter ended June 30, 2018.

In February 2017, we also entered into a Stock Purchase Agreement with Incyte, pursuant to which Incyte purchased 10 million shares of our common stock at a purchase price of $6.00 per share.

Collaboration Revenue

We identified the following performance obligations under the Incyte Collaboration Agreement, as amended: (1) combined license and related research and development (“R&D”) services to a GITR antibody, (2) combined license and related R&D services to an OX40 antibody, (3) combined license and related R&D services to a TIM-3 antibody, (4) combined license and related R&D services to a LAG-3 antibody, (5) combined license and related R&D services to a TIGIT antibody, (6) combined license and related

R&D services to a first undisclosed target, (7) combined license and related R&D services to a second undisclosed target, and (8) the option to license certain other mutually agreed-upon antibodies combined with related R&D Services (“Assumed Project Options Development”).  Each of these performance obligations consists of a license or option to a license and related R&D services through the filing of an IND for each antibody candidate.

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

The estimated variable consideration to be recognized for developmental R&D services and related reimbursable expenses (“Development Costs”) was determined based on the forecasted amounts in the research plan that had been approved by the both parties via the joint steering committee (“JSC”). Under the Agreement, Development Costs related to Profit-Sharing products are split equally between us and Incyte. Therefore, our expected revenue is 50% of the costs of these programs. Based on review of the budgets presented at the JSC meetings, as well as costs of previous R&D projects, we expected the total development costs over the term of the contract would be $43.4 million. This amount was allocated entirely to the distinct R&D services that forms part of each performance obligation.

We determined that the transaction price of the Collaboration Agreement was $73.7 million as of June 30, 2018, an increase of $5.3 million from the transaction price of $68.4 million as of December 31, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the fixed upfront license fee and project access fee of $10.0 million and $15.0 million, respectively, and the $48.7 million of actual and estimated variable consideration for development costs (including R&D services) and milestones constituted consideration to be included in the transaction price, which is allocated among the performance obligations.

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

In summary, each of the performance obligations includes a license or option to a license, and respective R&D services that will be performed over time from program initiation through the filing of an IND with respect to each antibody candidate. We have determined that the combined performance obligation is satisfied over time, and that the input method should be applied for all performance obligations that have consideration allocated to them. The cost-cost measure will be applied based on the percentage of completion of R&D services provided during the period compared to the respective budget. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligation to Incyte. We will recognize the fixed consideration allocated to each performance obligation over time as the related R&D services are being performed using the input of R&D costs incurred over total R&D costs expected to be incurred through IND filing, beginning on the date a license is granted. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

We considered the nature of the arrangement between Incyte and us in evaluating the classification of the payments to be received under the cost-sharing arrangement. We do not currently have any commercial products available for sale. Our primary operations to date have included research and development activities, licensing intellectual property and performing R&D services for external parties. Accordingly, arrangements such as this Collaboration Agreement represent our ongoing business operations. Therefore, we have concluded that payments received from Incyte under the cost-sharing arrangement represent payments made to us as part of our on-going operations and should be classified as revenue as such amounts are earned.

For the three months ended June 30, 2018, we recognized approximately $6.5 million of research and development revenue. This amount included $0.3 million of the transaction price for the Collaboration Agreement recognized based on proportional performance, $5.0 million for the achievement of a milestone and $1.1 million for research and development services. For the three months ended June 30, 2017, we recognized approximately $3.9 million of research and development revenue.

For the six months ended June 30, 2018, we recognized approximately $8.1 million of license and collaboration revenue. This amount included $0.8 million of the transaction price for the Collaboration Agreement recognized based on proportional performance, $5.0 million for the achievement of a milestone and $2.3 million for research and development services. For the six months ended June 30, 2017, we recognized approximately $30.8 million of research and development revenue.

We expect to recognize deferred research and development revenue of $0.6 million, $0.8 million, and $1.2 million for the remainder of 2018, 2019, and 2020, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2018. These amounts exclude amounts (milestones, R&D services and royalties) where we have a right to invoice the customer in the amount that corresponds directly with the value of the performance completed to date.

The cumulative impact of the adoption of ASC 606 for the Incyte Collaboration Agreement as of January 1, 2018 was a decrease to stockholders' deficit of approximately $6.4 million and a corresponding decrease in deferred revenue of $6.4 million.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and six months ended June 30, 2018 disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended June 30, 2018
	United States	Europe	Total
Revenue Type
Research and development services	$1,144	$—	$1,144
License and collaboration milestones	5,000	4,000	9,000
Recognition of deferred revenue	329	—	329
Non-cash royalty revenue	5,422	—	5,422
	$11,895	$4,000	$15,895

	Six months ended June 30, 2018
Revenue Type
Research and development services	$2,307	$—	$2,307
License and collaboration milestones	5,000	4,000	9,000
Recognition of deferred revenue	802	—	802
Non-cash royalty revenue	5,422	—	5,422
	$13,531	$4,000	$17,531

Contract Balances

Contract assets primarily relate to our rights to consideration for work completed in relation to our R&D services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, we do not have any contract assets which have not transferred to a receivable. We had no asset impairment charges related to contract assets in the period. The contract liabilities primarily relate to contracts where we received payments but have not yet satisfied the related performance obligations. The advance consideration received from customers for R&D services or licenses bundled with other promises is a contract liability until the underlying performance obligations are transferred to the customer.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Six months ended June 30, 2018	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$3,377	$-	$(802)	$2,575

The change in contract liabilities is primarily related to the recognition of $0.8 million of revenue during the six months ended June 30, 2018. Deferred revenue related to our Collaboration Agreement with Incyte of $2.6 million as of June 30, 2018, which was comprised of the $25.0 million upfront payment, less $22.4 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $10.9 million receivable as of June 30, 2018 that consisted of $1.9 million for R&D services provided and $9.0 million for the probable achievement of milestones.

During the three and six months ended June 30, 2018, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill the contract were capitalized.

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

A summary of option activity for the six months ended June 30, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,366,787	$4.22
Granted	3,795,918	5.46
Exercised	(272,493)	3.41
Forfeited	(610,260)	4.09
Expired	(219,205)	5.26
Outstanding at June 30, 2018	17,060,747	$4.50	7.38	$357
Vested or expected to vest at June 30, 2018	17,060,747	$4.50	7.38	$357
Exercisable at June 30, 2018	9,751,852	$4.31	6.10	$357

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2018 and 2017 were $1.29 and $1.94, respectively.

As of June 30, 2018, $10.7 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.

As of June 30, 2018, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $0.8 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2018 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,313,550	$2.91
Granted	791,829	4.08
Vested	(53,050)	3.77
Forfeited	(41,250)	4.30
Outstanding at June 30, 2018	2,011,079	$3.32

As of June 30, 2018, there was approximately $3.3 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 2.7 years. The total intrinsic value of shares vested during the six months ended June 30, 2018, was $0.2 million.

During the six months ended June 30, 2018, 47,698 shares were issued under the 2009 Employee Stock Purchase Plan, 53,050 shares were issued as a result of the vesting of non-vested stock and 272,493 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2018 and 2017, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$641	$1,272	$1,640	$2,399
General and administrative	944	1,480	2,150	2,730
Total share-based compensation expense	$1,585	$2,752	$3,790	$5,129

Note L - Benefit Plans

Previously, we maintained a multiple employer benefit plan that covered certain international employees. During the year ended December 31, 2017, in connection with the closure of our facility in Basel, Switzerland, we ended our participation in the plan.

We made no contributions to the plan during the three and six months ended June 30, 2018, and no future contributions are expected. For the three and six months ended June 30, 2017 we contributed approximately $41,000 and $83,000 to our international multiple employer benefit plan.

Note M - Recent Accounting Pronouncements

Recently Issued and Adopted

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

Recently Issued, Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. In July 2018, the FASB issued ASU 2018-11, which provides companies an additional, optional, transition method. This optional method allows companies to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2017 provides details on our current lease arrangements. While we continue to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Upon adoption, based on leases in place as of December 31, 2017, we expect to recognize assets and liabilities of approximately $8.2 million related to our operating leases. The adoption of ASC 842 is not expected to have a material impact on our results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements, absent any goodwill impairment.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adoption of ASU 2018-07 on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the six months ended June 30, 2018 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note N - Subsequent Events

At the Market Offerings

In July and August 2018, we received aggregate net proceeds of approximately $4.2 million from the sale of approximately 2.2 million shares of our common stock in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley FBR, Inc. As of August 9, 2018, approximately 10.6 million shares remain available for sale under this agreement.

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

Overview

We are a clinical-stage immuno-oncology (“I-O”) company dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer.  Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. We have assembled fully integrated capabilities from novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants, cancer vaccine platforms, and cell therapy (through our subsidiary, AgenTus Therapeutics, Inc. (“AgenTus Therapeutics”)). We leverage our immune biology platforms to identify effective combination therapies for development and have developed productive partnerships to advance our innovation.

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

We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or early phase development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte). In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs. We are now eligible to receive royalties on global net sales at a flat 15% rate for each of these programs. There are no longer any profit-share programs remaining under the collaboration, and we are eligible to receive up to a total of $505.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment, we and Incyte also entered into the Stock Purchase Agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us.

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

Our QS-21 Stimulon adjuvant is also partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s shingles program. In 2015, we monetized a portion of the future royalties we were contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78 million. In October 2017, GSK’s shingles vaccine was approved in the United States by the FDA and granted marketing authorization in Canada by Health Canada, and in November 2017, we exercised our option to issue the $15.0 million in additional notes in accordance with the terms of the NPA. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We used the majority of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the NPA, resulting in net proceeds to us of approximately $28.0 million at closing. We do not incur clinical development costs for products partnered with GSK.

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

In October 2017, we announced the launch of a subsidiary that is advancing our cell therapy business, AgenTus Therapeutics. The subsidiary is focused on the discovery, development, and commercialization of breakthrough “living drugs” to advance cures for cancer patients. AgenTus Therapeutics licenses intellectual property assets from Agenus and has its own management and governance.

Historical Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Research and development revenue

 We recognized Research and Development (“R&D”) revenue of approximately $10.5 million and $4.2 million during the three months ended June 30, 2018 and 2017, respectively. R&D revenues in the second quarter of 2018 primarily consisted of $4.0 million related to the recognition of a milestone under our license agreement with Merck and fees earned under our Collaboration Agreement with Incyte, including $5.0 million related to the recognition of a milestone and $1.1 million related to the reimbursement of development costs, which have decreased due to the stage of the programs under the collaboration. R&D revenues in the second quarter of 2017 primarily consisted of fees earned under our Collaboration Agreement with Incyte, including $3.2 million related to the reimbursement of development costs. During the three months ended June 30, 2018 and 2017, we recorded revenue of $0.3 million and $0.8 million, respectively, from the amortization of deferred revenue. See Notes B and J to our Condensed Consolidated Financial Statements for additional discussion of our revenues, including the adoption of ASC 606 during the first quarter of 2018.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note G to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. During the three months ended June 30, 2018, we recognized approximately $5.4 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 13% to $29.3 million for the three months ended June 30, 2018 from $25.8 million for the three months ended June 30, 2017. Increased expenses in the three months ended June 30, 2018 primarily relate to a $2.4 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs and a $1.7 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which did not exist in the quarter ended June 30, 2017. These increases were partially offset by a $1.0 million decrease in expenses for our foreign subsidiaries due to the closure of our facility in Basel, Switzerland in 2017, which decrease was partially offset by increased expenses attributable to our wholly-owned subsidiary in the United Kingdom, Agenus UK Limited (“Agenus UK”).

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 17% to $9.5 million for the three months ended June 30, 2018 from $8.1 million for the three months ended June 30, 2017. Increased expenses in the three months ended June 30, 2018 primarily relate to a $0.7 million increase in professional fees, a $0.1 million increase in personnel related expenses, primarily due to increased headcount and a $0.4 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which did not exist in the quarter ended June 30, 2017.

Contingent purchase price consideration fair value adjustment

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $4.1 million for the three months ended June 30, 2018, from income of $1.6 million for the three months ended June 30, 2017 to an expense of $2.4 million for the three months ended June 30, 2018, primarily due to our increased foreign currency exchange losses in the second quarter of 2018 compared to gains in the second quarter of 2017.

Interest expense, net

Interest expense, net increased to approximately $6.2 million for the three months ended June 30, 2018 from $4.5 million for the three months ended June 30, 2017 due to the January 2018 closing of the Royalty Purchase Agreement with HCR and the resulting increase in non-cash interest expense compared to the amount recorded for our Note Purchase Agreement which was outstanding in the three months ending June 30, 2017 and fully redeemed and terminated simultaneously with the closing of the Royalty Purchase Agreement.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Research and development revenue

We recognized research and development revenue of approximately $12.1 million and $31.2 million during the six months ended June 30, 2018 and 2017, respectively. R&D revenues in the first half of 2018 primarily consisted of $4.0 million related to the recognition of a milestone under our license agreement with Merck and fees earned under our Collaboration Agreement with Incyte, including $5.0 million related to the recognition of a milestone and $2.3 million related to the reimbursement of development costs, which have decreased due to the stage of the programs under the collaboration. R&D revenues in the first half of 2017 primarily consisted of fees earned under our Collaboration Agreement with Incyte, including $20.0 million related to the acceleration of milestone payments and $9.5 million related to the reimbursement of development costs. During the six months ended June 30, 2018 and 2017, we recorded revenue of $0.8 million and $1.5 million, respectively, from the amortization of deferred revenue. See Notes B and J to our Condensed Consolidated Financial Statements for additional discussion of our revenues, including the adoption of ASC 606 during the first quarter of 2018.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note G to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue.

During the six months ended June 30, 2018, we recognized approximately $5.4 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased to $58.7 million for the six months ended June 30, 2018 from $58.5 million for the six months ended June 30, 2017. Increased expenses in the six months ended June 30, 2018 primarily relate to a $3.2 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs and a $2.1 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which did not exist in the quarter ended June 30, 2017. These increases were partially offset by a $0.9 million decrease due to a milestone payment made to Iontas in the six months ended June 30, 2017, which did not reoccur in the six months ended June 30, 2018 and a $4.1 million decrease in expenses for our foreign subsidiaries due to the closure of our facility in Basel, Switzerland in 2017, which decrease was partially offset by increased expenses attributable to our wholly-owned subsidiary in the United Kingdom, Agenus UK.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 16% to $18.4 million for the six months ended June 30, 2018 from $15.9 million for the six months ended June 30, 2017. Increased expenses in the six months ended June 30, 2018 primarily relate to a $0.9 million increase in personnel related expenses, primarily due to increased headcount, a $0.7 million increase in professional fees, a $0.3 million increase in repair and maintenance expense and a $0.6 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which did not exist in the quarter ended June 30, 2017.

Contingent purchase price consideration fair value adjustment

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

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $10.8 million for the six months ended June 30, 2018 represents the payment of premiums and the write-off of unamortized debt issuance costs and discounts incurred in connection with the full redemption and termination of Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement dated September 4, 2015 with Oberland Capital SA Zermatt LLC and the purchasers named therein.

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $3.8 million for the six months ended June 30, 2018, from income of $2.4 million for the six months ended June 30, 2017 to an expense of $1.4 million for the six months ended June 30, 2018, primarily due to our increased foreign currency exchange losses in the first half of 2018 compared to gains in the first half of 2017.

Interest expense, net:

Interest expense, net decreased to approximately $9.0 million for the six months ended June 30, 2018 from $9.1 million for the six months ended June 30, 2017 due to the January 2018 closing of the Royalty Purchase Agreement with HCR and the simultaneous full redemption and termination of the notes issued under the Note Purchase Agreement.

Research and Development Programs

For the six months ended June 30, 2018, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2018	2017	2016	2015	Prior to 2015	Total
Heat shock proteins for cancer	Prophage and ASV	$5,681	$12,499	$8,202	$5,508	$309,681	$341,571
Antibody programs*	Various	47,571	95,656	83,919	63,290	13,422	303,858
Vaccine adjuvant	QS-21 Stimulon	95	222	77	142	13,657	14,193
Other research and development programs		5,368	7,748	2,772	1,504	66,318	83,710
Total research and development expenses		$58,715	$116,125	$94,970	$70,444	$403,078	$743,332

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.1 billion as of June 30, 2018. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2018, we have raised aggregate net proceeds of approximately $1.14 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes a prospectus covering the offer, issuance and sale of up to 20 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 7.2 million and 2.2 million shares of our common stock pursuant to the Sales Agreement during the six months ended June 30, 2018 and the months of July and August 2018, respectively, and received aggregate net proceeds totaling $23.6 million. Accordingly, as of August 9, 2018, approximately 10.6 million shares remain available for sale under the Sales Agreement.

As of June 30, 2018, we had debt outstanding of $14.1 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. We and Antigenics entered into the Note Purchase Agreement with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes, which we exercised in November 2017. The limited recourse notes were due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030. In January 2018, we entered into a Royalty Purchase Agreement with HCR whereby we received proceeds of $190.0 million. We used $161.9 million of these proceeds to redeem all of the notes issued pursuant to the NPA.

Our cash, cash equivalents, and short-term investments at June 30, 2018 were $43.2 million, a decrease of $17.0 million from December 31, 2017. Based on our current plans, including additional funding we anticipate from multiple sources, including out-licensing and/or partnering opportunities, we believe that our cash resources of $43.2 million as of June 30, 2018 will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary. In spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $224.7 million over the term of the related activities. Through June 30, 2018, we have expensed $153.5 million as research and development expenses and $147.3 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.6 million, of which $8.5 million have been paid as of June 30, 2018. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the three months ended June 30, 2018 and 2017 was $70.8 million and $42.2 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 4% and 18% of our cash used in operations for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company formally with operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

We had cash and cash equivalents at June 30, 2018 of $43.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 10, 2018.

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

Our net losses for the years ended December 31, 2017, 2016, and 2015, were $120.7 million, $127.0 million, and $87.9 million, respectively. During the six months ended June 30, 2018, we generated a net loss of $79.5 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On June 30, 2018, we had $43.2 million in cash and cash equivalents and short-term investments. We believe that, based on our current plans and activities, including additional funding we anticipate from multiple sources, including out-licensing and/or partnering opportunities, our working capital resources at June 30, 2018, will be sufficient to satisfy our liquidity requirements through the first quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.

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

In January 2018, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement (“RPA”) with HCR, pursuant to which HCR purchased 100% of Antigenics’ worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. As consideration for the purchase of the royalty rights, HCR paid $190.0 million at closing, less certain transaction expenses. Of the closing proceeds, approximately $161.9 million was used to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement with Oberland Capital SA Zermatt LLC, and we retained approximately $28.0 million of net proceeds. Antigenics is also entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. Antigenics will owe approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of GSK’s vaccines exceed $1.0 billion or (ii) 2020 sales GSK’s vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement. If GSK’s sales do not achieve either of the relevant milestones and we are obligated to make the Rebate Payment, our liquidity could be materially and adversely affected.

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

Although we are pursuing indications and combinations that enable rapid paths to a Biologic License Application filing as early as 2020, there is no guarantee that we will be able to do so on that timeline or at all. We recently shifted our strategy for first approval from lung cancer to cervical cancer, and we have not yet fully evaluated the impact this could have on our previously stated timelines, or our costs. In addition, our timelines are aggressive and subject to various factors outside of our control, including patient accrual rates for our clinical trials. If our trials are unable to accrue patients at the rate we expect, we are unlikely to hit our anticipated timelines and our business and financial prospects could be materially adversely affected.

Similarly, although we are striving to file a number of INDs to advance novel antibodies, cell therapy candidates, and neoantigen vaccine combinations into the clinic in the next 12 months, there is no guarantee that we will be able to do so on that timeline, if at all. Our stated timelines are aggressive and subject to various risks, including resource constraints. If we are unable to advance novel candidates into the clinic as planned due to resource constraints or otherwise, our business and partnering prospects could be materially adversely affected.

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

As part of our efforts to optimize efficiency across our organization, we closed our Jena, Germany office in 2016 and consolidated these operations in the United Kingdom and Switzerland. In 2017, we completed a reduction in force in our Lexington, MA facility, which included certain members of our management, in line with our prioritization efforts, and we closed our office in Basel, Switzerland and transferred our research and development assets and capabilities there to the United Kingdom. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations.

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

Our antibody programs will require substantial manufacturing development and investment to progress. We are currently progressing a portfolio of antibody programs that are at different stages of development. If these efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. In 2015, we secured our own antibody manufacturing capabilities with the purchase of a manufacturing pilot plant from XOMA Corporation (“XOMA”), and we expect this facility to supply us with antibody drug substance requirements through clinical proof-of-concept studies. We will also need to develop or secure later phase and/or commercial manufacturing capabilities for larger, registrational studies or any commercial supply requirements. For the programs for which we will produce our own drug substance, we will continue to rely on third parties for fill-finish services and other parts of the manufacturing process. These services include the storage and maintenance of our drug substance during all stages of the manufacturing process. While we maintain insurance to cover certain potential losses, there is no guarantee that our insurance coverage will be adequate. Furthermore, we currently rely on contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to support some of our existing antibody programs. Our dependence on external CMOs for the manufacture of certain antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans, and which could divert resources away from our antibody programs and/or lead to delays in the development of our product candidates. In the event that our antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited.

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

We currently have research and development operations in the United Kingdom, and we expect to pursue pathways to develop and commercialize our product candidates in both U.S. and non-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the United Kingdom’s withdrawal from the European Union or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs currently in clinical stage development targeting PD-1, CTLA-4, GITR and OX40. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1)  BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to CTLA-4 as well as agonists to GITR and OX-40, (2) Merck has an approved anti-PD-1 antibody in the United States, as well as an anti-CTLA-4 antagonist and an anti-GITR agonist in clinical development, (3) Ono Pharmaceuticals has an approved anti-PD-1 antibody in Japan, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as anti-CTLA-4, PD-1, GITR and OX40 targeting antibodies in development, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, (6) Novartis has anti-PD-1, anti-PD-L1 and anti-GITR antibodies in clinical trials, and (7) Roche/Genentech has an approved anti-PD-L1 antibody. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including but not restricted to AbbVie, Arcus Biosciences, Boehringer Ingelheim, Tesaro, Beigene, Regeneron, Eli Lilly, Jiangsu

HengRui Medicine, Shanghai Junshi, Macrogenics/Incyte, CytomX/BMS, Symphogen, Janssen, CBT Pharmaceuticals, Checkpoint Therapeutics, CStone Pharmaceuticals, Livzon MabPharm Inc, Suzhou Alphamab, Mabspace Biosciences, Henlix Biotech Inc. and Akeso Biopharma. We are also aware of competitors with pre-clinical antibodies against these targets. In addition, we are aware of competitors with clinical stage antibodies against targets in our earlier stage programs such as TIM-3, LAG-3, CD137, TIGIT and other undisclosed targets. These include, but are not limited to, BMS, Pfizer, Novartis, Merck, Roche, Tesaro, Eli Lilly, OncoMed, Boehringer Ingelheim, Potenza, Regeneron and Symphogen. Additionally, we are aware of competitors developing preclinical assets and bispecifics against these targets. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are conducting combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. We are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in cervical cancer. Clinical stage competitors include, but are not limited to, Regeneron (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with agents against other checkpoint targets), Seattle Genetics and Genmab (antibody drug conjugate targeting Tissue Factor), Advaxis (HPV targeting vaccine alone or in combination with AstraZeneca’s anti-PD-L1 antibody) and Lion Biotechnologies (autologous TILs). Additionally, we are aware of other early stage clinical trials testing alternate checkpoint targets in cervical cancer patients. These include, but are not limited to, OX40 +/- CD137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM and our neo-antigen based AutoSynVax vaccine. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not restricted to the following: Schering Corporation, a subsidiary of Merck, markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well. Several companies have products that utilize similar technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines. We are aware of many companies pursuing personalized cancer vaccines in pre-clinical or clinical development, including, without limitation, the following: Aduro Biotech, Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck, Genocea Biosciences, Argos Therapeutics, ISA Pharmaceuticals, Nouscom, ImmuneDesign, EpiVax Inc., Achilles Therapeutics, Vaccibody and BrightPath Biotherapeutics.

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

We are also aware of a third party that manufactures pre-clinical material purporting to be comparable to QS-21 Stimulon. The claims being made by this third party may create marketplace confusion and have an adverse effect on the goodwill generated by us and our partners with respect to QS-21 Stimulon. We are also aware of at least two manufacturers of QS-21. Any diminution of this goodwill may have an adverse effect on our ability to commercialize future products, if any, incorporating this technology, either alone or with a third party.

Failure to realize the anticipated benefits of our strategic acquisitions and licensing transactions could adversely affect our business, operations and financial condition.

An important part of our business strategy has been to identify and advance a pipeline of product candidates by acquiring and in-licensing product candidates, technologies and businesses that we believe are a strategic fit with our existing business. Since we acquired 4-AB in 2014, we have completed numerous additional strategic acquisitions and licensing transactions. The ultimate success of these strategic transactions entails numerous operational and financial risks, including:

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

The cell therapy assets necessary to enable AgenTus Therapeutics are currently owned or controlled by Agenus in the United States and Switzerland. In connection with capitalizing AgenTus Therapeutics, these assets will be transferred or licensed to new legal entities within the United States and Europe and potentially others. Transferring these assets or licensing them on an exclusive basis would require that taxes be paid based on the fair market value of the assets. While we expect to have adequate net operating losses to offset any tax liabilities, there is no guarantee that this will be the case in all relevant jurisdictions. Moreover, we have previously disclosed our interest in potentially issuing a tax-free dividend to Agenus’ stockholders in the form of stock of AgenTus Therapeutics. There is no guarantee that any such dividend will be tax-free or that it will be issued at all, or the timing thereof. If we issue a dividend in the form of stock, there could be adverse tax consequences for certain of our stockholders.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (the “TJCA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate. We did not recognize any tax expense in the year of enactment as our net deferred tax assets have a full valuation allowance recorded. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Risks Related to Regulation of the Biopharmaceutical Industry

The drug development and approval process is uncertain, time-consuming, and expensive.

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of June 30, 2018, we had spent more than 20 years and $743.3 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 30 issued United States patents and approximately 115 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 160 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

In addition, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the biopharmaceutical industry. Recently, the Leahy-Smith America Invents Act, or the American Invents Act (“AIA”), introduced new procedures, including inter partes review and post grant review. These procedures may be used by competitors to challenge the scope and/or validity of our patents, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. In particular, the patent landscape around the discovery, development, manufacture and commercial use of our pre-clinical CPM antibody programs and therapeutic antibodies is crowded.

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, AIA was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Employee misconduct could also involve the improper use or disclosure of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, during the course of our operations, our directors, executives and employees may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive or employee was to be investigated, or an action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert the attention of our management team.

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

During the period from our initial public offering on February 4, 2000 to June 30, 2018, and the six months ended June 30, 2018, the closing price of our common stock has fluctuated between $1.80 (or $0.30 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.26 and $6.04 per share, respectively. The average daily trading volume for the six months ended June 30, 2018 was approximately 1,626,298 shares, while the average daily trading volume for the year ended December 31, 2017 was approximately 1,174,002. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of August 3, 2018, we had 113,282,116 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. In addition, at our annual shareholder meeting in June 2018, our shareholders approved a resolution to add an additional 9,000,000 shares of common stock to the pool available under our equity incentive plan, which shares have not been filed on a registration statement yet. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 20,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of the date of filing, an aggregate of approximately 40,300,000 of these shares remained available for sale. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2018, warrants to purchase approximately 2,900,000 shares of our common stock with a weighted average exercise price per share of $4.52 were outstanding.

As of June 30, 2018, options to purchase 17,060,747 shares of our common stock with a weighted average exercise price per share of $4.50 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2018, we had 9,751,852 vested options and 2,011,079 non-vested shares outstanding.

As of June 30, 2018, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	August 09, 2018	AGENUS INC.

/s/ CHRISTIAN CORTIS, PH.D.
Christian Cortis, Ph.D. Chief Strategy Officer and Head of Finance, Principal Financial Officer