Form 10-Q
period 2018-09-30
AGENUS INC
filed 2018-11-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

(781) 674-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer’s Common Stock as of November 2, 2018: 119,982,965 shares

Agenus Inc.

Nine Months Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$46,169,404	$60,186,617
Inventories	55,491	79,491
Accounts receivable	6,068,854	1,134,493
Prepaid expenses	14,530,053	11,070,960
Other current assets	811,925	1,081,993
Total current assets	67,635,727	73,553,554
Property, plant and equipment, net of accumulated amortization and depreciation of $37,108,300 and $34,029,085 at September 30, 2018 and December 31, 2017, respectively	25,838,782	26,178,622
Goodwill	22,959,112	23,048,804
Acquired intangible assets, net of accumulated amortization of $6,998,903 and $5,461,834 at September 30, 2018 and December 31, 2017, respectively	12,827,224	14,406,650
Other long-term assets	1,214,394	1,214,394
Total assets	$130,475,239	$138,402,024
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$20,639,735
Current portion, liability related to sale of future royalties and milestones	23,920,667	—
Current portion, deferred revenue	843,150	4,484,882
Accounts payable	11,146,451	8,086,992
Accrued liabilities	21,665,078	21,569,449
Other current liabilities	468,978	1,657,063
Total current liabilities	58,190,385	56,438,121
Long-term debt, net of current portion	13,053,895	142,385,024
Liability related to sale of future royalties and milestones, net of current portion	183,322,966	—
Deferred revenue, net of current portion	1,469,131	7,748,284
Contingent purchase price considerations	2,917,000	4,373,000
Other long-term liabilities	2,914,480	3,273,387
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2018 and December 31, 2017; liquidation value of $32,780,230 at September 30, 2018	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 118,352,706 and 101,706,117 shares issued at September 30, 2018 and December 31, 2017, respectively	1,183,527	1,017,061
Additional paid-in capital	999,580,589	951,811,958
Accumulated other comprehensive loss	(1,615,893)	(2,169,354)
Accumulated deficit	(1,129,556,515)	(1,026,475,773)
Total stockholders’ deficit attributable to Agenus Inc.	(130,407,976)	(75,815,792)
Non-controlling interest	(984,642)	—
Total stockholders’ deficit	(131,392,618)	(75,815,792)
Total liabilities and stockholders’ deficit	$130,475,239	$138,402,024

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Research and development	$6,276,136	$3,359,399	$18,385,111	$34,522,815
Non-cash royalty revenue related to the sale of future royalties	6,526,291	—	11,947,982	—
Total revenues	12,802,427	3,359,399	30,333,093	34,522,815
Operating expenses:
Research and development	(29,854,310)	(25,788,707)	(88,569,123)	(84,253,129)
General and administrative	(9,203,406)	(8,050,783)	(27,616,079)	(23,956,543)
Contingent purchase price consideration fair value adjustment	180,000	(1,184,000)	1,456,000	(123,000)
Operating loss	(26,075,289)	(31,664,091)	(84,396,109)	(73,809,857)
Other expense:
Loss on early extinguishment of debt	—	—	(10,766,625)	—
Non-operating (expense) income	(117,172)	(472,745)	(1,489,835)	1,917,200
Interest expense, net	(7,538,096)	(4,704,871)	(16,542,911)	(13,765,271)
Net loss	(33,730,557)	(36,841,707)	(113,195,480)	(85,657,928)
Dividends on Series A-1 convertible preferred stock	(51,752)	(51,426)	(155,011)	(154,034)
Less: net loss attributable to non-controlling interest	(604,887)	—	(1,258,242)	—
Net loss attributable to Agenus Inc. common stockholders	$(33,177,422)	$(36,893,133)	$(112,092,249)	$(85,811,962)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.29)	$(0.37)	$(1.04)	$(0.88)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	114,977,416	99,891,980	107,601,000	97,557,409

Other comprehensive loss:
Foreign currency translation (loss) gain	$(38,276)	$231,177	$553,461	$(529,118)
Other comprehensive (loss) income	(38,276)	231,177	553,461	(529,118)
Comprehensive loss	$(33,215,698)	$(36,661,956)	$(111,538,788)	$(86,341,080)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(113,195,480)	$(85,657,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,744,672	4,561,815
Share-based compensation	5,694,829	7,083,948
Non-cash royalty revenue	(11,947,982)	—
Non-cash interest expense	16,063,404	13,360,630
Loss (gain) on disposal of assets	117,817	(19,822)
Gain on issuance of stock for settlement of milestone obligation	—	(14,063)
Change in fair value of contingent obligations	(1,456,000)	123,000
Loss on extinguishment of debt	10,766,625	—
Changes in operating assets and liabilities:
Accounts receivable	(4,934,361)	9,160,979
Inventories	24,000	7,959
Prepaid expenses	(3,469,828)	(8,178,360)
Accounts payable	2,882,184	1,006,808
Deferred revenue	(1,064,391)	(2,006,858)
Accrued liabilities and other current liabilities	222,462	(5,962,198)
Other operating assets and liabilities	269,216	(1,823,880)
Net cash used in operating activities	(95,282,833)	(68,357,970)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	6,187	120,000
Purchases of plant and equipment	(2,995,572)	(2,366,429)
Purchases of held-to-maturity securities	—	(14,936,047)
Proceeds from securities held-to-maturity	—	15,000,000
Net cash used in investing activities	(2,989,385)	(2,182,476)
Cash flows from financing activities:
Net proceeds from sale of equity	41,279,969	63,677,302
Proceeds from employee stock purchases and option exercises	1,233,900	833,982
Purchase of treasury shares to satisfy tax withholdings	—	(527,223)
Proceeds from sale of future royalties	204,878,400	—
Transaction costs from sale of future royalties and milestones	(494,394)	—
Repayments of debt	(161,847,220)	—
Payment of capital lease obligation	(193,164)	(216,982)
Net cash provided by financing activities	84,857,491	63,767,079
Effect of exchange rate changes on cash	(602,486)	400,708
Net (decrease) increase in cash and cash equivalents	(14,017,213)	(6,372,659)
Cash and cash equivalents, beginning of period	60,186,617	71,448,016
Cash and cash equivalents, end of period	$46,169,404	$65,075,357
Supplemental cash flow information:
Cash paid for interest	$837,699	$837,699
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	122,038	222,203
Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	—	1,485,937

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Our cash and cash equivalents at September 30, 2018 were $46.2 million, a decrease of $14.0 million from December 31, 2017.

The following table outlines our quarter end cash and cash equivalents balances and the changes therein (in millions).

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018
Cash and cash equivalents	$52.3	$43.2	$46.2
(Decrease) increase in cash and cash equivalents	$(7.8)	$(9.2)	$3.0
Cash used in operating activities	$(40.2)	$(30.5)	$(24.6)
Reported net loss	$(54.3)	$(25.2)	$(33.7)

 We have incurred significant losses since our inception. As of September 30, 2018, we had an accumulated deficit of $1.1 billion. Since our inception, we have successfully financed our operations through the sale of equity, notes, corporate partnerships, and interest income. Based on our current plans, including the additional funding we received during October 2018 (see Note O), and funding we anticipate from other sources, including out-licensing and/or partnering opportunities, we believe that our cash resources of $46.2 million as of September 30, 2018 will be sufficient to satisfy our liquidity requirements into the second quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary. In spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018.

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

Note B - Summary of Significant Accounting Policies

Except as detailed below, there have been no material changes to our significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Impact of ASC 606 on Financial Statements

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of income and balance sheets was as follows (in thousands):

	Nine months ended September 30, 2018
	As Reported Under ASC 606	Adjustments	Notes	Balances without Adoption of ASC 606
Consolidated Balance Sheet Data:
Accounts receivable	$6,069	$(5,000)	(1)	$1,069
Current portion, deferred revenue	843	1,045	(2)	1,888
Deferred revenue, net of current portion	1,469	4,863	(2)	6,332
Accumulated deficit	(1,129,557)	(10,908)	(3)	(1,140,465)

Consolidated Statement of Operations Data:
Research and development revenue	$18,385	$(2,051)	(4)	$16,334

	Three months ended September 30, 2018
Consolidated Statement of Operations Data:
Research and development revenue	$6,276	$(790)	(4)	$5,486
(1)	Adjustment to accounts receivable to reflect a milestone recognized under ASC 606 and included in accounts receivable on September 30, 2018.
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
(4)

Adjustment to reflect the difference in revenue recognition from ASC 606 to ASC 605 primarily attributable to the timing of milestone recognition and the change in recognition of an upfront fee related to the GSK License and Amended Supply Agreements, see Note J.

Note C - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2018 and 2017, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2018	2017
Warrants	2,900,000	4,351,450
Stock options	16,917,576	14,749,924
Non-vested shares	2,221,795	1,915,991
Convertible preferred stock	333,333	333,333

Note D - Investments

Cash equivalents consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$25,372	$25,372	$57,036	$57,036

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2018 and 2017.

Note E - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2018 (in thousands):

Balance, December 31, 2017	$23,049
Foreign currency translation adjustment	(90)
Balance, September 30, 2018	$22,959

Acquired intangible assets consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,520	$(5,684)	$10,836
Trademarks	4.5 years	821	(821)	-
Other	2-6 years	569	(494)	75
In-process research and development	Indefinite	1,916	—	1,916
Total		$19,826	$(6,999)	$12,827

	As of December 31, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,545	$(4,290)	$12,255
Trademarks	4.5 years	826	(711)	115
Other	2-6 years	570	(461)	109
In-process research and development	Indefinite	1,928	—	1,928
Total		$19,869	$(5,462)	$14,407

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.5 million for the remainder of 2018 and $1.9 million for each of the years ending December 31, 2019, 2020, 2021 and 2022.

Note F - Debt

Debt obligations consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

Debt instrument	Principal at September 30, 2018	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at September 30, 2018
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(946)	13,054
Total	$14,146	$—	$—	$(946)	$13,200

Debt instrument	Principal at December 31, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Note Purchase Agreement	15,000	5,494	—	—	20,494
Total current	15,146	5,494	—	—	20,640
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,375)	12,625
Note Purchase Agreement	100,000	31,323	(1,362)	(201)	129,760
Total long-term	114,000	31,323	(1,362)	(1,576)	142,385
Total	$129,146	$36,817	$(1,362)	$(1,576)	$163,025

We have capital lease agreements that expire in 2020 for equipment with a carrying value of approximately $950,000, which is included in property, plant and equipment, net on our condensed consolidated balance sheet. Under the terms of the capital lease agreements, we will remit payments to the lessors of $94,000 for the remainder of 2018, $375,000 for the year ending December 31, 2019 and $165,000 for the year ending December 31, 2020.  As of September 30, 2018, our remaining obligation under the capital lease agreements is approximately $550,000, of which $360,000 and $180,000 are classified as other current and other long-term liabilities, respectively, on our condensed consolidated balance sheet.

In January 2018, we, through our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P., and certain of its affiliates (collectively “HCR”), whereby we received gross proceeds of $190.0 million (refer to Note G). Concurrently with the closing of the HCR Royalty Purchase Agreement, we used $161.9 million of these proceeds to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement dated September 4, 2015 with Oberland Capital SA Zermatt LLC and the purchasers named therein (the “Note Purchase Agreement”), as well as the associated accrued and unpaid interest, and the Note Purchase Agreement and the notes issued thereunder were redeemed in full and terminated. In connection with this redemption, we recorded a $10.8 million loss on early extinguishment of debt which primarily reflects the payment of premiums to fully redeem the notes and the write-off of unamortized debt issuance costs and discounts.

Note G – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2018 (in thousands):

Nine months ended September 30, 2018
Liability related to sale of future royalties and milestones - beginning balance	$—
Proceeds from sale of future royalties and milestones	205,000
Non-cash royalty revenue	(11,948)
Non-cash interest expense recognized	14,741
Liability related to sale of future royalties and milestones - ending balance	207,793
Less: unamortized transaction costs	(549)
Liability related to sale of future royalties and milestones, net	$207,244

Healthcare Royalty Partners

On January 6, 2018, we, through Antigenics, entered into the HCR Royalty Purchase Agreement with HCR, which closed on January 19, 2018. Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. As part of the transaction, we reimbursed HCR for transaction costs of $100,000 and incurred approximately $500,000 in transaction costs of our own, which are presented net of the liability in the consolidated balance sheet and will be amortized to interest expense over the estimated life of the HCR Royalty Purchase Agreement. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for these royalties as revenue when earned, and we recorded the $190.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheet that will be amortized using the interest method over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the consolidated balance sheets based on the estimated recognition of the royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

During the nine months ended September 30, 2018, we recognized $11.9 million of non-cash royalty revenue, and we recorded $14.7 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the three months ended September 30, 2018, our estimate of the effective annual interest rate over the life of the agreement increased to 14.6%, which results in a prospective interest rate of 14.0%.

There are a number of factors that could materially affect the amount and timing of royalty payments from GSK, all of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates, and other events or circumstances that could result in reduced royalty payments from GSK, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the HCR Royalty Purchase Agreement. Conversely, if sales of GSK’s vaccines containing QS-21 are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the life of the HCR Royalty Purchase Agreement.

Pursuant to the HCR Royalty Purchase Agreement, we will also be entitled to receive up to $40.4 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.3 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026.

Additionally, pursuant to the HCR Royalty Purchase Agreement, we would owe approximately $25.9 million to HCR in 2021 (the “Rebate Payment”) if neither of the following sales milestones are achieved: (i) 2019 sales exceed $1.0 billion or (ii) 2020 sales exceed $1.75 billion. As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement, subject to certain customary exceptions and excluding all assets necessary for AgenTus Therapeutics.

XOMA

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte Corporation (“Incyte”) and Merck Sharpe & Dohme (“Merck”) under our agreements with each party (see Note J), net of certain of our obligations to a third party and excluding the $5.0 million milestone from Incyte that we recognized in the quarter ended September 30, 2018. We retained 90% of the future milestones and 67% of the future royalties under our agreements with Incyte and Merck. Although we sold our rights to receive 33% of future royalties and 10% of future milestones, as a result of our significant continued involvement in the generation of the potential royalties and milestones, we are required to account for the full amount of these royalties and milestones as revenue when earned, and we recorded the $15.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheet. Under the terms of the XOMA Royalty Purchase Agreement, should the percentage of milestones and royalties ultimately received by XOMA fail to repay the amount received by us at closing we would have no further obligation to XOMA.

Note H - Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Payroll	$5,364	$7,790
Professional fees	2,790	2,021
Contract manufacturing costs	5,883	5,528
Research services	6,260	4,663
Other	1,368	1,567
Total	$21,665	$21,569

Note I - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $2.9 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

Liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$2,917	$—	$—	$2,917
Total	$2,917	$—	$—	$2,917

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$4,373	$—	$—	$4,373
Total	$4,373	$—	$—	$4,373

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2018 (in thousands):

Balance, December 31, 2017	$4,373
Change in fair value of contingent purchase price considerations during the period	(1,456)
Balance, September 30, 2018	$2,917

The estimated fair values of all of our financial instruments, excluding our outstanding debt as of December 31, 2017, approximate their carrying amounts in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at September 30, 2018 and December 31, 2017 was $14.2 million and $205.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2018 and December 31, 2017 was $14.1 million and $129.1 million, respectively.

Note J - Revenue from Contracts with Customers

GSK License and Amended GSK Supply Agreements

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement”, respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. Under these agreements, GSK paid an upfront license fee of $3.0 million and agreed to pay aggregate milestones of $5.0 million. In July 2007, the Amended GSK Supply Agreement was further amended, and we were paid an additional fixed fee of $7.3 million. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of our QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which such rights expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We were also generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, but we sold these royalty rights to HCR in January 2018 pursuant to the HCR Royalty Purchase Agreement (See Note G). The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

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

For the three and nine months ended September 30, 2018, we recognized $6.5 million and $11.9 million, respectively, in non-cash royalty revenue from GSK. For both the three and nine months ended September 30, 2017 we did not recognize any revenue from GSK.

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

Merck Collaboration and License Agreement

During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck is responsible for the clinical development and commercialization of antibodies generated under the collaboration. There are no unsatisfied performance obligations relating to this contract. Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Merck, and we remain eligible to receive from Merck approximately $85.5 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as 67% of all future royalties on worldwide product sales.

For the three months ended September 30, 2018, we did not recognize any revenue from this agreement. For the nine months ended September 30, 2018, we recognized $4.0 million in research and development revenue related to the achievement of a milestone. For both the three and nine months ended September 30, 2017, we did not recognize any revenue from this agreement.

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

Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we were entitled to receive from Incyte, excluding the $5.0 million milestone that we recognized in the three months ended September 30, 2018. As of September 30, 2018, we remain eligible to receive up to $450.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration, as well as 67% of all future royalties on worldwide product sales.

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

We determined that the transaction price of the Collaboration Agreement was $78.7 million as of September 30, 2018, an increase of $10.3 million from the transaction price of $68.4 million as of December 31, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the fixed upfront license fee and project access fee of $10.0 million and $15.0 million, respectively, and the $53.7 million of actual and estimated variable consideration for development costs (including R&D services) and milestones constituted consideration to be included in the transaction price, which is allocated among the performance obligations.

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

For the three months ended September 30, 2018, we recognized approximately $6.3 million of research and development revenue. This amount included $0.3 million of the transaction price for the Collaboration Agreement recognized based on proportional performance, $5.0 million for the achievement of a milestone and $1.0 million for research and development services. For the three months ended September 30, 2017, we recognized approximately $3.2 million of research and development revenue.

For the nine months ended September 30, 2018, we recognized approximately $14.4 million of license and collaboration revenue. This amount included $1.1 million of the transaction price for the Collaboration Agreement recognized based on proportional performance, $10.0 million for the achievement of milestones and $3.3 million for research and development services. For the nine months ended September 30, 2017, we recognized approximately $34.0 million of research and development revenue.

We expect to recognize deferred research and development revenue of $0.3 million, $0.8 million, and $1.2 million for the remainder of 2018, 2019, and 2020, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2018. These amounts exclude amounts (milestones, R&D services and royalties) where we have a right to invoice the customer in the amount that corresponds directly with the value of the performance completed to date.

The cumulative impact of the adoption of ASC 606 for the Incyte Collaboration Agreement as of January 1, 2018 was a decrease to stockholders' deficit of approximately $6.4 million and a corresponding decrease in deferred revenue of $6.4 million.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and nine months ended September 30, 2018 disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended September 30, 2018
	United States	Europe	Total
Revenue Type
Research and development services	$1,014	$—	$1,014
License and collaboration milestones	5,000	—	5,000
Recognition of deferred revenue	262	—	262
Non-cash royalty revenue	6,526	—	6,526
	$12,802	$—	$12,802

	Nine months ended September 30, 2018
Revenue Type
Research and development services	$3,321	$—	$3,321
License and collaboration milestones	10,000	4,000	14,000
Recognition of deferred revenue	1,064	—	1,064
Non-cash royalty revenue	11,948	—	11,948
	$26,333	$4,000	$30,333

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Nine months ended September 30, 2018	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$3,376	$-	$(1,064)	$2,312

The change in contract liabilities is primarily related to the recognition of $1.1 million of revenue during the nine months ended September 30, 2018. Deferred revenue related to our Collaboration Agreement with Incyte of $2.3 million as of September 30, 2018, which was comprised of the $25.0 million upfront payment, less $22.7 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $6.1 million receivable as of September 30, 2018 that consisted of $1.1 million for R&D services provided and $5.0 million for the achievement of a milestone.

During the three and nine months ended September 30, 2018, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the nine months ended September 30, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,366,787	$4.22
Granted	4,101,113	5.21
Exercised	(272,493)	3.41
Forfeited	(770,115)	4.18
Expired	(507,716)	5.65
Outstanding at September 30, 2018	16,917,576	$4.43	7.26	$25,088
Vested or expected to vest at September 30, 2018	16,917,576	$4.43	7.26	$25,088
Exercisable at September 30, 2018	9,928,173	$4.26	6.08	$801

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2018 and 2017 were $1.28 and $1.96, respectively.

As of September 30, 2018, $8.7 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.3 years.

As of September 30, 2018, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option is known is $0.9 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2018 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,313,550	$2.91
Granted	1,014,109	3.74
Vested	(53,050)	3.77
Forfeited	(52,814)	4.26
Outstanding at September 30, 2018	2,221,795	$3.23

As of September 30, 2018, there was approximately $3.5 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 2.5 years. The total intrinsic value of shares vested during the nine months ended September 30, 2018, was $0.2 million.

During the nine months ended September 30, 2018, 140,313 shares were issued under the 2009 Employee Stock Purchase Plan, 53,050 shares were issued as a result of the vesting of non-vested stock and 272,493 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2018 and 2017, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$895	$969	$2,535	$3,368
General and administrative	1,010	986	3,160	3,716
Total share-based compensation expense	$1,905	$1,955	$5,695	$7,084

Note L - Benefit Plans

Previously, we maintained a multiple employer benefit plan that covered certain international employees. During the year ended December 31, 2017, in connection with the closure of our facility in Basel, Switzerland, we ended our participation in the plan.

We made no contributions to the plan during the three and nine months ended September 30, 2018, and no future contributions are expected. For the three and nine months ended September 30, 2017, we contributed approximately $39,000 and $124,000 to our international multiple employer benefit plan.

Note M – Equity

At the Market Offerings

During the nine months ended September 30, 2018, we received net proceeds of approximately $8.5 million from the sale of approximately 1.9 million shares of our common stock at an average price per share of approximately $4.56 in at-the-market offerings under our Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. We terminated our Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. in May 2018.

In May 2018 we entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to 20,000,000 shares of our common stock through B. Riley FBR, Inc. as our sales agent. During the nine months ended September 30, 2018, we received net proceeds of approximately $32.8 million from the sale of approximately 14.3 million shares of our common stock at an average price per share of approximately $2.37 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley FBR, Inc.

Note N - Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify the disclosure requirements of fair value measurements. The standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the impact of adoption of ASU 2018-13 on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. ASU 2018-15 is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of adoption of ASU 2018-07 on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2018 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note O - Subsequent Events

At the Market Offerings

On October 3 & 4, 2018, we received aggregate net proceeds of approximately $3.6 million from the sale of approximately 1.6 million shares of our common stock at an average price per share of approximately $2.32 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley FBR, Inc. As of November 07, 2018, approximately 4.1 million shares remain available for sale under this agreement.

Stock Purchase Agreement

On October 10, 2018, we entered into a Stock Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which we issued and sold an aggregate of 18,459 shares of Series C-1 Convertible Preferred Stock (the “Preferred Shares”), at a purchase price of $2,167 per share. Each Preferred Share is convertible into 1,000 shares of our common stock (the “Common Stock”) at a conversion price of $2.167 per share of Common Stock, subject to adjustment. The aggregate purchase price paid by the Purchasers for the Preferred Shares was approximately $40.0 million and we received net proceeds of approximately $39.9 million, after offering expenses. The transaction closed on October 11, 2018.

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

We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or early phase development, including our anti-CTLA-4 and anti-PD-1 antibody programs

(both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte). In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs, and there are no longer any profit-share programs remaining under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment, we and Incyte also entered into the Stock Purchase Agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us. On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party and excluding the next milestone that we expect to receive from Incyte. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of September 30, 2018, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and MDS, respectively.

In addition to our antibody platforms and CPM programs, we are also advancing a series of vaccine programs to treat cancer. In January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), which is a double-blind, randomized controlled Phase 2 trial that is evaluating the effect of our autologous vaccine candidate, Prophage, in combination with pembrolizumab (Keytruda®, Merck & Co., Inc. (“Merck”)) in patients with newly diagnosed glioblastoma. Under this collaboration, we are supplying Prophage, Merck is supplying pembrolizumab and the NCI and Brain Tumor Trials Collaborative member sites are recruiting patients and conducting the trial.

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

Historical Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Research and development revenue

 We recognized Research and Development (“R&D”) revenue of approximately $6.3 million and $3.4 million during the three months ended September 30, 2018 and 2017, respectively. R&D revenues in the third quarter of 2018 primarily consisted of fees earned under our Collaboration Agreement with Incyte, including $5.0 million related to the recognition of a milestone and $1.0 million related to the reimbursement of development costs, which have decreased due to the stage of the programs under the collaboration. R&D revenues in the third quarter of 2017 primarily consisted of fees earned under our Collaboration Agreement with Incyte, including $2.5 million related to the reimbursement of development costs. During the three months ended September 30, 2018 and 2017, we recorded revenue of $0.3 million and $0.9 million, respectively, from the amortization of deferred revenue. See Notes B and J to our Condensed Consolidated Financial Statements for additional discussion of our revenues, including the adoption of ASC 606 during the first quarter of 2018.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note G to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended September 30, 2018, we recognized approximately $6.5 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 16% to $29.9 million for the three months ended September 30, 2018 from $25.8 million for the three months ended September 30, 2017. Increased expenses in the three months ended September 30, 2018 primarily relate to a $2.6 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs, a $2.3 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which began operations in the quarter ended September 30, 2017, and a $0.5 million license payment in the quarter ended September 30, 2018 for which there was no corresponding payment in the quarter ended September 30, 2017. These increases were partially offset by a $1.3 million decrease in expenses for our foreign subsidiaries mainly attributable to the closure of our facility in Basel, Switzerland in 2017.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 14% to $9.2 million for the three months ended September 30, 2018 from $8.1 million for the three months ended September 30, 2017. Increased expenses in the three months ended September 30, 2018 primarily relate to a $0.6 million increase in professional fees, a $0.3 million increase in personnel related expenses, primarily due to increased headcount and a $0.3 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which began operations in the quarter ended September 30, 2017.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating expense decreased $0.4 million for the three months ended September 30, 2018, from expense of $0.5 million for the three months ended September 30, 2017 to an expense of $0.1 million for the three months ended September 30, 2018, primarily due to our decreased foreign currency exchange losses in the third quarter of 2018 compared to the third quarter of 2017.

Interest expense, net

Interest expense, net increased to approximately $7.5 million for the three months ended September 30, 2018 from $4.7 million for the three months ended September 30, 2017 due to the January 2018 closing of the Royalty Purchase Agreement with HCR and the resulting increase in non-cash interest expense compared to the amount recorded for our Note Purchase Agreement, which was outstanding in the three months ended September 30, 2017, and fully redeemed and terminated simultaneously with the closing of the Royalty Purchase Agreement.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Research and development revenue

We recognized research and development revenue of approximately $18.4 million and $34.5 million during the nine months ended September 30, 2018 and 2017, respectively. R&D revenues in the nine months ended September 30, 2018 primarily consisted of $4.0 million related to the recognition of a milestone under our license agreement with Merck and fees earned under our Collaboration Agreement with Incyte, including $10.0 million related to the recognition of milestones and $3.3 million related to the reimbursement of development costs, which have decreased due to the stage of the programs under the collaboration. R&D revenues in the nine months ended September 30, 2017 primarily consisted of fees earned under our Collaboration Agreement with Incyte, including $20.0 million related to the acceleration of milestone payments and $12.0 million related to the reimbursement of development costs. During the nine months ended September 30, 2018 and 2017, we recorded revenue of $1.1 million and $2.4 million, respectively, from the amortization of deferred revenue. See Notes B and J to our Condensed Consolidated Financial Statements for additional discussion of our revenues, including the adoption of ASC 606 during the first quarter of 2018.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note G to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the nine months ended September 30, 2018, we recognized approximately $11.9 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 5% to $88.6 million for the nine months ended September 30, 2018 from $84.3 million for the nine months ended September 30, 2017. Increased expenses in the nine months ended September 30, 2018 primarily relate to a $5.8 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs and a $4.4 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which began operations in the quarter ended September 30, 2017. These increases were partially offset by a $0.5 million decrease in personnel related expenses and a $5.4 million decrease in expenses for our foreign subsidiaries due to the closure of our facility in Basel, Switzerland in 2017, which decrease was partially offset by increased expenses attributable to our wholly-owned subsidiary in the United Kingdom, Agenus UK Limited.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 15% to $27.6 million for the nine months ended September 30, 2018 from $24.0 million for the nine months ended September 30, 2017. Increased expenses in the nine months ended September 30, 2018 primarily relate to a $1.2 million increase in personnel related expenses, primarily due to increased headcount, a $1.3 million increase in professional fees, a $0.2 million increase in repair and maintenance expense and a $0.9 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, which began operations in the quarter ended September 30, 2017.

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

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $10.8 million for the nine months ended September 30, 2018 represents the payment of premiums and the write-off of unamortized debt issuance costs and discounts incurred in connection with the full redemption and termination of Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement dated September 4, 2015 with Oberland Capital SA Zermatt LLC and the purchasers named therein.

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $3.4 million for the nine months ended September 30, 2018, from income of $1.9 million for the nine months ended September 30, 2017 to an expense of $1.5 million for the nine months ended September 30, 2018, primarily due to our increased foreign currency exchange losses in the nine months ended September 30, 2018 compared to gains in the nine months ended September 30, 2017.

Interest expense, net:

Interest expense, net increased to approximately $16.5 million for the nine months ended September 30, 2018 from $13.8 million for the nine months ended September 30, 2017 due to the January 2018 closing of the Royalty Purchase Agreement with HCR and the resulting increase in non-cash interest expense compared to the amount recorded for our Note Purchase Agreement, which was outstanding in the nine months ended September 30, 2017, and fully redeemed and terminated simultaneously with the closing of the Royalty Purchase Agreement.

Research and Development Programs

For the nine months ended September 30, 2018, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2018	2017	2016	2015	Prior to 2015	Total
Heat shock proteins for cancer	Prophage and ASV	$8,713	$12,499	$8,202	$5,508	$309,681	$344,603
Antibody programs*	Various	69,282	95,656	83,919	63,290	13,422	325,569
Vaccine adjuvant	QS-21 Stimulon	157	222	77	142	13,657	14,255
Other research and development programs		10,417	7,748	2,772	1,504	66,318	88,759
Total research and development expenses		$88,569	$116,125	$94,970	$70,444	$403,078	$773,186

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.1 billion as of September 30, 2018. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2018, we have raised aggregate net proceeds of approximately $1.17 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes a prospectus covering the offer, issuance and sale of up to 20 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 14.3 million and 1.6 million shares of our common stock pursuant to the Sales Agreement during the nine months ended September 30, 2018 and the month of October 2018, respectively, and received aggregate net proceeds totaling $36.4 million. Accordingly, as of November 7, 2018, approximately 4.1 million shares remain available for sale under the Sales Agreement.

As of September 30, 2018, we had debt outstanding of $14.1 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. We and Antigenics entered into the Note Purchase Agreement with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes, which we exercised in November

2017. The limited recourse notes were due on the earlier of (i) the 10th anniversary of the first commercial sale of GSK’s shingles or malaria vaccines and (ii) September 8, 2030. In January 2018, we entered into a Royalty Purchase Agreement with HCR whereby we received proceeds of $190.0 million. We used $161.9 million of these proceeds to redeem all of the notes issued pursuant to the NPA.

Our cash, cash equivalents, and short-term investments at September 30, 2018 were $46.2 million, a decrease of $14.0 million from December 31, 2017. Based on our current plans, including the additional funding we received during October 2018 (see Note O), and funding we anticipate from other sources, including out-licensing and/or partnering opportunities, we believe that our cash resources of $46.2 million as of September 30, 2018 will be sufficient to satisfy our liquidity requirements into the second quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary. In spite of these anticipated sources of funding and our ability to control our cash burn, in accordance with the requirements of ASU 2014-15, we are required to disclose the existence of a substantial doubt regarding our ability to continue as a going concern for twelve months from when these financial statements were issued.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $228.7 million over the term of the related activities. Through September 30, 2018, we have expensed $161.4 million as research and development expenses and $160.5 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.6 million, of which $8.5 million have been paid as of September 30, 2018. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $95.3 million and $68.4 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 1% and 18% of our cash used in operations for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company formally with operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

We had cash and cash equivalents at September 30, 2018 of $46.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 9, 2018.

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

Our net losses for the years ended December 31, 2017, 2016, and 2015, were $120.7 million, $127.0 million, and $87.9 million, respectively. During the nine months ended September 30, 2018, we generated a net loss of $113.2 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On September 30, 2018, we had $46.2 million in cash and cash equivalents and short-term investments. We believe that, based on our current plans, including the additional funding we received during October 2018 (see Note O), and funding we anticipate from other sources, including out-licensing and/or partnering opportunities, our cash resources at September 30, 2018, will be sufficient to satisfy our liquidity requirements into the second quarter of 2019. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.

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

In January 2018, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement with HCR, pursuant to which HCR purchased 100% of Antigenics’ worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. As consideration for the purchase of the royalty rights, HCR paid $190.0 million at closing, less certain transaction expenses. Of the closing proceeds, approximately $161.9 million was used to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement with Oberland Capital SA Zermatt LLC, and we retained approximately $28.0 million of net proceeds. Antigenics is also entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. Antigenics will owe approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of GSK’s vaccines exceed $1.0 billion or (ii) 2020 sales GSK’s vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement. If GSK’s sales do not achieve either of the relevant milestones and we are obligated to make the Rebate Payment, our liquidity could be materially and adversely affected.

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

In February 2017, we amended the terms of our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share programs, where we and Incyte shared all costs and profits on a 50:50 basis, to royalty-bearing programs, where Incyte funds 100% of the costs and we are eligible for potential milestones and royalties. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with TIGIT reverting to Agenus and the undisclosed target reverting to Incyte, each with a potential 15% royalty to the other party on any global net sales. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. For each program in the collaboration, we serve as the lead for pre-clinical development activities through the filing of an IND, and Incyte has exclusive rights and all decision-making authority for manufacturing, clinical development and commercialization. Accordingly, the timely and successful completion by Incyte of clinical development and commercialization activities will significantly affect the timing and amount of any royalties or milestones we may receive under the collaboration agreement. In addition, in March 2017 we transferred manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in the ability of Incyte to successfully manufacture could have an adverse impact on those programs. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the collaboration agreement. In September 2018, we sold to XOMA (US) LLC a portion of the royalties and milestones we are entitled to receive from Incyte.

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

Although we are pursuing indications and combinations that enable rapid paths to a Biologic License Application filing as early as 2020, there is no guarantee that we will be able to do so on that timeline or at all. Earlier this year we shifted our strategy for first approval from lung cancer to cervical cancer, and we have not yet fully evaluated the impact this could have on our previously stated timelines, or our costs. In addition, our timelines are aggressive and subject to various factors outside of our control, including patient accrual rates for our clinical trials. If our trials are unable to accrue patients at the rate we expect, we are unlikely to hit our anticipated timelines and our business and financial prospects could be materially adversely affected.

Similarly, although we are striving to file a number of INDs to advance novel antibodies, cell therapy candidates, and neoantigen vaccine combinations into the clinic in the next nine to twelve months, there is no guarantee that we will be able to do so on that timeline, if at all. Our stated timelines are aggressive and subject to various risks, including resource constraints. If we are unable to advance novel candidates into the clinic as planned due to resource constraints or otherwise, our business and partnering prospects could be materially adversely affected.

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

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. While the HerpV Phase 2 trial met its formal endpoints, subjects were not followed long enough to determine whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. Although we have not advanced this program into a Phase 3 trial, we initiated our ASV synthetic cancer vaccine program based on our prior findings with this platform. We initiated our first clinical trial for our first AutoSynVax product candidate in 2017; however, there is no guarantee that results of this trial or any potential future clinical trials will be positive. Although we are planning to initiate a combination trial with ASV and one or more of our antibodies, the timeline is uncertain and there is no guarantee that we will be able to do so at all. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

We may not be able to advance clinical development or commercialize our cancer vaccine candidates or realize any benefits from these programs.

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage vaccines is highly uncertain. Prophage vaccines have been in clinical development for over 16 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, the only marketing approval for Prophage is in Russia where commercialization of the approved product was unsuccessful. All of our currently planned trials involving Prophage are intended to be sponsored by third parties, and there is no guarantee that they will occur at all. In addition, while we believe Prophage vaccines may provide clinical benefit to some patients as a monotherapy and in combination with other therapies, there is no guarantee that, if completed, subsequent Prophage trials would yield useful translational and/or efficacy data.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting PD-1, CTLA-4, GITR, OX40, TIM-3 and LAG-3. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1)  BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3, TIM-3 as well as agonists to GITR and OX-40. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists and an anti-GITR agonist in clinical development, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting CTLA-4, LAG-3 and GITR in clinical development, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as anti-CTLA-4, PD-1, GITR and OX40 targeting antibodies in the clinic, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, and (6) Roche/Genentech has an approved anti-PD-L1 antibody. We are also aware of other competitors with PD-1/PD-L1 antibodies in clinical development, including but not restricted to AbbVie, Arcus Biosciences, Boehringer Ingelheim, Tesaro, Beigene, Eli Lilly, Jiangsu HengRui Medicine, Shanghai Junshi, Macrogenics/Incyte, CytomX/BMS, Symphogen, Janssen, CBT Pharmaceuticals, Checkpoint Therapeutics, CStone Pharmaceuticals, Livzon MabPharm Inc, Suzhou Alphamab, Mabspace Biosciences, Henlix Biotech Inc. and Akeso Biopharma. We are also aware of competitors with pre-clinical antibodies against PD-1 or PD-L1. In addition, we are aware of competitors with clinical stage antibodies against GITR, OX40, LAG-3, TIM-3 as well as our earlier stage programs such as TIGIT and CD137. As outlined above, some of these include, but are not limited to, BMS, Pfizer, Novartis, Merck, Tesaro, Eli Lilly, OncoMed, Boehringer Ingelheim, Potenza and Symphogen. Additionally, we are aware of competitors developing preclinical assets and bispecifics against these targets. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are conducting both single arm and combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. We are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in cervical cancer. Clinical stage competitors include, but are not limited to, Regeneron (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with agents against other checkpoint targets), Seattle Genetics and Genmab (antibody drug conjugate targeting Tissue Factor) and Iovance Biotherapeutics (autologous TILs). Additionally, we are aware of other early stage clinical trials testing alternate checkpoint targets in cervical cancer patients. These include, but are not limited to, OX40 +/- CD137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck), anti-CTLA-4 (treme) and anti-ICOS (GSK/AZ).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not restricted to the following: Schering Corporation, a subsidiary of Merck, markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well. We are advancing our neoantigen vaccine, AutoSynVax, in solid tumors.  There are companies advancing individualized or synthetic vaccine technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines such as: Aduro Biotech, Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck, Genocea Biosciences, Argos Therapeutics, ISA Pharmaceuticals, Nouscom, ImmuneDesign, EpiVax Inc., Achilles Therapeutics, Vaccibody and BrightPath Biotherapeutics.

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

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development and could compete with QS-21 Stimulon for inclusion in vaccines in development. These adjuvants may include, but are not limited to, (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

Failure to enter into and/or maintain significant licensing, distribution and/or collaboration agreements in a timely manner and on favorable terms to us may hinder or cause us to cease our efforts to develop and commercialize our product candidates, increase our development timelines, and/or increase our need to rely on partnering or financing mechanisms, such as sales of debt or equity securities, to fund our operations and continue our current and anticipated programs.

As previously noted, our ability to advance our antibody programs depends in part on collaboration agreements such as our collaboration with Incyte. See “Risk Factors—Risks Related to Our Business—We are dependent upon our collaboration with Incyte to further develop, manufacture and commercialize antibodies against certain targets. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.” In addition, from time to time we engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements in a timely manner or at all, our efforts to develop and/or commercialize our product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.

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

The Brain Tumor Trials Collaborative, through the NCI, is sponsoring a Phase 2 clinical trial of our Prophage vaccine candidate in combination with Merck’s pembrolizumab in patients with glioma. When our licensees or third-party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of September 30, 2018, we had spent more than 20 years and $773.2 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 25 issued United States patents and approximately 95 issued foreign patents. We also own, co-own or have exclusive rights to approximately 35 pending United States patent applications and approximately 155 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

During the period from our initial public offering on February 4, 2000 to September 30, 2018, and the nine months ended September 30, 2018, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.59 and $6.04 per share, respectively. The average daily trading volume for the nine months ended September 30, 2018 was approximately 1,501,240 shares, while the average daily trading volume for the year ended December 31, 2017 was approximately 1,174,002. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of November 2, 2018, we had 119,982,965 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 22,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. In addition, at our annual shareholder meeting in June 2018, our shareholders approved a resolution to add an additional 9,000,000 shares of common stock to the pool available under our equity incentive plan, which shares have not been registered with the Securities and Exchange Commission (“SEC”) yet. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 325,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 20,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of the date of filing, an aggregate of approximately 32,100,000 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of preferred stock that are convertible into 18,459,000 shares of common stock, the resale of which has not been registered with the SEC yet. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. We are also obligated to file registration statements covering any additional shares that may be issued to XOMA or the former shareholders of PhosImmune in the future pursuant to the terms of our agreements with XOMA and PhosImmune, respectively. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2018, warrants to purchase approximately 2,900,000 shares of our common stock with a weighted average exercise price per share of $4.52 were outstanding.

As of September 30, 2018, options to purchase 16,917,576 shares of our common stock with a weighted average exercise price per share of $4.43 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2018, we had 9,928,173 vested options and 2,221,795 non-vested shares outstanding.

As of September 30, 2018, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

3.1

Form of Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2018.

4.1 (1)	Royalty Purchase Agreement dated September 20, 2018, by and among Agenus Inc., Agenus Royalty Fund, LLC and XOMA (US) LLC. Filed herewith.

10.1	Amendment No.1 to Consulting Agreement, effective July 1, 2018, by and between Agenus Inc. and Dr. Robert Stein. Filed herewith.

10.2	Consulting Agreement, effective July 1, 2018, as amended, by and between AgenTus Therapeutics, Inc. and Dr. Robert Stein. Filed herewith.

10.3	Consulting Agreement dated July 12, 2018, by and between Agenus Inc. and Karen Valentine. Filed herewith.

10.4

Stock Purchase Agreement dated October 10, 2018, between the Company and the purchasers listed on Exhibit A thereto. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2018.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2018	AGENUS INC.

/s/ CHRISTIAN CORTIS, PH.D.
Christian Cortis, Ph.D. Chief Strategy Officer and Head of Finance, Principal Financial Officer