Form 10-K
period 2018-12-31
AGENUS INC
filed 2019-03-18
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2018 (the last trading day of the registrant’s second fiscal quarter of 2018) was: $194.0 million. There were 134,205,374 shares of the registrant’s Common Stock outstanding as of March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Report.

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

AIM TM, ASV TM, AgenTus TM, Agenus TM, AutoSynVax TM, PSV TM, PhosphoSynVax TM, ProphageTM, Retrocyte DisplayTM, SECANT® and Stimulon® are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

PART I

Item 1.	Business

Our Business

We are a clinical-stage immuno-oncology (“I-O”) company with a pipeline of immune modulating antibodies, cancer vaccines, adjuvants and adoptive cell therapies - dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and good manufacturing practice (“GMP”) manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging from our science and capabilities, we have forged important partnerships to advance our innovation.

We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor immune-escape mechanisms.

Our immunotherapy pipeline features vaccines, adjuvants, immunomodulatory and tumor microenvironment modifying antibodies, including our proprietary lead antibodies, AGEN1884 (an anti-CTLA-4 of the same IgG1 subclass as Yervoy®), and AGEN2034 (an anti-PD-1 antibody). These proprietary antibodies bind to validated targets—CTLA-4 and PD-1—and are our most advanced clinical stage combination agents with registrational potential in cervical cancer. We are aiming to develop, register and launch these products with a first potential biologics license application (“BLA”) filing as early as 2020 for both AGEN2034 monotherapy and combination therapy with AGEN1884 in second line cervical cancer. The overall strength of our pipeline, which includes potential first-in-class and best-in-class assets, is expected to drive our ability to meet individual patients’ needs.

In addition to our lead programs, Agenus scientists have leveraged our internal discovery and translational platforms and powerful algorithms to develop a pipeline of molecules that are intended to address key aspects of antitumor immunity and tumor resistance mechanism. For tumors not yet visible to the immune system, we are leveraging our immune educating neoantigen vaccine platform, designed to target mutationally based and biochemically based (phosphorylated) neoantigens (AutoSynVax and PhosphoSynVax) to prime the immune system to attack tumors. These vaccines may be applicable for patients where checkpoint modulating (“CPM”) antibodies alone are not sufficient to bring about tumor control. To further improve patient response rates, Agenus scientists are developing therapies intended to address mechanisms of immune evasion and therapeutic resistance. These include “multi-specific” antibodies that are designed to condition the tumor microenvironment and augment the activity of immune cells. We and our partners are on track to begin clinical trials with these assets in 2019. With this diverse pipeline, we are positioned to potentially deliver combination therapies with the goal to enhance response rates and benefit patients who are unresponsive to current immunotherapies.

In 2017, we formed a subsidiary, AgenTus Therapeutics, to bring innovative living drugs to cancer patients. AgenTus’ pipeline includes T cell receptors (TCR) and chimeric antigen receptors (CAR) formulated in both autologous and allogeneic cell formats. We anticipate filing our first cell therapy IND through AgenTus and advancing our differentiated allogeneic cell format towards an IND in 2019.

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

Our Vision

We believe that combination therapies and a deep understanding of each patient’s cancer will be key drivers of success in substantially expanding the patient population benefiting from current I-O therapies. In addition, delivering innovation with speed is critical for our future success, as drug development timelines in oncology shorten while product obsolescence rates climb. We believe our fully integrated, end-to-end capabilities from novel target discovery, antibody generation, cell line development, to GMP manufacturing, together with a comprehensive portfolio consisting of antibody-based therapeutics, adjuvants and cancer vaccines, will uniquely position us to produce novel therapies on accelerated timelines. We believe that a balanced pipeline of product candidates should focus on both validated targets as well as novel targets designed to address tumor escape mechanisms. CTLA-4 and PD-1 antagonists are recognized as the first clinically validated immunotherapy combination. These, in combination with innovative immunomodulatory antibodies or immune education vaccines, could be a focal point of the next generation of I-O combinations. Therefore, we plan to develop, register and launch our proprietary antibodies targeting PD-1 and CTLA-4 aggressively through the clinic and expand with novel combination therapies designed to improve clinical response and the durability of response of existing therapies.

Our Strategy

Our strategy is to bring innovative combination therapies for cancer patients to substantially expand the patient population benefiting from current I-O therapies. Our diverse pipeline of antibodies, vaccines and adjuvants enable us to pursue optimal combinations for optimal efficacy. We are pursuing a tiered risk profile and targeting compressed timelines for regulatory filings. In 2018, we met with the FDA and expect that each of our lead anti-CTLA-4 (AGEN1884) and anti-PD-1 (AGEN2034) trials are designed to support a BLA filing in second-line cervical cancer as early as 2020. We believe that we are positioned to take advantage of accelerated pathways for approval with a relatively small number of patients and surrogate or short-term endpoints in our trials. In addition, we plan to pursue select indications to further expedite market entry.

Our strategy for our more novel, earlier stage programs include (i) pursuit of effective I-O antibody, vaccine and cell-therapy combinations with CTLA-4 and/or PD-1 targeted antibodies as the backbone and (ii) advancement of our differentiated antibody programs such as our bispecific programs, a next generation anti-CTLA-4, and differentiated CD137 and TIGIT antibodies.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with collaborators and licensees and by entering into new collaborations. We are also pursuing novel financial mechanisms to support programs such as AGEN2034, including our recently announced launch of Biotech Electronic Security Tokens (BEST). See “Risk Factors—Risks Relating to Our Tokens.”

Our Assets

Our I-O assets include antibody-based therapeutics, cancer vaccine platforms and adjuvants. Our proprietary CTLA-4 and PD-1 antagonists are in clinical development; we are one of only a few companies to have proprietary anti-CTLA-4 and anti-PD-1 antibodies in clinical combinations.

To complement our portfolio of foundational CPMs, we and our partners have pre-clinical antibodies targeting tumor escape mechanisms and therapeutic resistance. These include potential best-in-class and first-in-class assets such as our next-generation anti-CTLA-4 (AGEN1181) and TIGIT (AGEN1307), as well as CD137 (AGEN2373) and bispecific antibodies that are partnered with Gilead.

Further, our neoantigen vaccine platforms include: (i) Individualized AutoSynVax™ (ASV™), which targets the unique antigens expressed by a patient’s own tumor, and (ii) off-the-shelf (or pre-manufactured) PhosphoSynVax™ (PSV™), which targets antigens expressed across patients and tumors, thereby seeking to treat broader categories of patients. Our vaccines are powered by our proprietary adjuvant, QS-21 Stimulon®. We plan to evaluate ASV in combination with checkpoint antibodies in 2019 and we are advancing preclinical development of PSV.

Our proprietary QS-21 Stimulon® is believed to be one of the most potent adjuvants known. QS-21 Stimulon® is a key component in several GSK vaccines, including GSK’s Shingrix, which has demonstrated greater than 90% efficacy, as well as the first ever malaria vaccine, Mosquirix®. Shingrix sales are substantially ahead of forecasts, making additional milestones from our royalty transaction with HCR much more likely. QS-21 is being used in numerous other clinical-stage vaccines, including our own cancer vaccines. Recently, the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure the continuous future supply of QS-21 Stimulon® adjuvant.

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

Our anti-CTLA-4 and anti-PD-1 programs (AGEN1884 and AGEN2034, respectively) are in clinical trials that included a Phase 1 dose escalation with expansion cohorts in multiple solid tumors. These molecules are now in expansion trials with both anti-PD-1 monotherapy and anti-PD-1 and anti-CTLA-4 combination trials for patients with second-line cervical cancer that are designed to support one or more BLA filings as soon as 2020. In 2018, we presented data on our AGEN1884 and AGEN2034 programs at major oncology conferences, including the American Society of Clinical Oncology (“ASCO”) conference in June 2018 and the European Society for Medical Oncology (ESMO) congress in October 2018. In addition, we presented pre-clinical data on our Gilead-partnered anti-CD137 (AGEN2373), and our Incyte-partnered programs anti-TIM-3 and anti-LAG-3 antibodies at the American Association for Cancer Research (“AACR”) conference in April 2018 and the Society for Immunotherapy of Cancer (“SITC”) conference in November 2018. Our early clinical data demonstrated a clinical benefit (i.e., complete response, partial response or disease stabilization) in more than 60% of patients treated with AGEN1884 and AGEN2034.

As of our latest data update in the fourth quarter of 2018, we have reported the following:

•	We treated more than 140 patients with AGEN1884 and/or AGEN2034 and observed clinical benefit in more than 60% of them
•	In our AGEN2034 (anti-PD-1) monotherapy trial, 68% of evaluable patients with metastatic and/or locally advanced solid tumors experienced clinical benefit. We presented data showing that:
o

Among 38 subjects from Phase 1 of the study, three patients displayed partial response to therapy (i.e., tumors shrunk) and 23 patients displayed stable disease (i.e., tumor size was unchanged) during the follow-up period (median of 191 days or 27 weeks).

o

In the ongoing Phase 2 expansion portion of this study (NCT03104699) in advanced refractory cervical cancer, three out of seven (43%) of evaluable patients experienced a clinical benefit as of July 2018. Data continues to accumulate.

o	AGEN2034 appeared to be clinically active and well-tolerated.
•

In our AGEN2034 (anti-PD-1) plus AGEN1884 (anti-CTLA-4) combination trial, 63% of patients with ovarian, breast, and soft tissue sarcomas showed clinical benefit, including an objective durable response in a patient with ovarian cancer.

With respect to our novel discovery pipeline, our most advanced asset is our next generation anti-CTLA-4 antibody, an IgG1 anti-CTLA-4 antagonist.  Based on preclinical data, we believe that this molecule has potential advantages over competing anti-CTLA-4 molecules, including:

(1) potential to induce enhanced T cell priming via the engineered Fc region, as T cell priming is a crucial step in generating potent immune responses against cancer,

(2) increased potential to deplete intratumoral regulatory T cells, which represent a significant barrier to successful anti-cancer immune responses,

(3) better combination potential with other antitumor or immunomodulatory antibodies, vaccines, and targeted therapies and

(4) potential therapeutic benefit to a wider patient population, including the estimated 40% of patients who are unlikely to fully benefit from the first generation CTLA-4 therapies due to a genetic predisposition.

We filed an IND for AGEN1181 in the fourth quarter of 2018 and expect to initiate clinical trials in 2019.

Partnered CPM Programs

In December 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, we received an upfront cash payment from Gilead of $120.0 million following the closing in January 2019 and are eligible to receive up to an additional $1.7 billion in aggregate potential fees and milestones. At closing, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423. Gilead also received the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. We recently filed INDs for AGEN1423 and AGEN1223 and are planning to file an IND for AGEN2373 in the first half of 2019. We are responsible for developing the option programs up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise. For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Gilead also received the right of first negotiation for two additional, undisclosed preclinical programs. At the closing, Gilead also purchased 11,111,111 shares of Agenus common stock for $30.0 million pursuant to a stock purchase agreement.

In January 2015, we entered into a collaboration with Incyte Corporation (“Incyte”) to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four CPM programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015, we expanded the alliance by adding three novel undisclosed CPM targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Targets under the collaboration were designated as either profit-share programs, where the parties shared all costs and profits equally, or royalty-bearing programs, where Incyte funded all costs, and we were eligible to receive milestones and royalties. Under the original collaboration agreement, programs targeting GITR, OX40 and two of the undisclosed targets were designated as profit-share programs, while the other targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. Concurrent with the execution of the original collaboration agreement, we and Incyte also entered into a stock purchase agreement pursuant to which Incyte purchased approximately 7.76 million shares of our common stock for an aggregate purchase price of $35.0 million. In February 2017, we and Incyte amended the terms of the original collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs with royalties on global net sales at a flat

15% rate for each. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to Agenus (the latter being our TIGIT antibody program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment agreement, we and Incyte entered into a separate stock purchase agreement whereby Incyte purchased an additional 10 million shares of our common stock for an aggregate purchase price of $60.0 million. Incyte advanced both INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist) into the clinic in 2016. INCAGN1876 is currently in a Phase 1/2 trial exploring its safety, tolerability, and efficacy in combination with immune therapies, ipilimumab and nivolumab, in advanced or metastatic malignancies such as advanced or metastatic endometrial cancer, gastric cancer (including stomach, esophageal, and gastroesophageal junction), and squamous cell carcinoma of the head and neck. INCAGN1949 is currently in a Phase 1/2 trial exploring its safety, tolerability, and efficacy in combination with immune therapies, ipilimumab and nivolumab, in advanced or metastatic malignancies such as advanced or metastatic urothelial carcinoma or RCC. In 2018, Incyte initiated clinical trials for their INCAGN2385 (LAG-3) and INCAGN2390 (TIM-3) programs.

In April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed CPM targets. In 2016, Merck selected a lead product candidate against one of the undisclosed targets to advance into preclinical studies, and subsequently initiated a Phase 1 clinical trial with the undisclosed antibody in August 2018. Under the terms of the agreement, Merck is responsible for all future product development expenses for the selected antibody candidate, and Agenus is eligible to receive up to $95.0 million in potential milestones plus royalties on any future sales.

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party and excluding the milestone we received from Incyte in the fourth quarter of 2018. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2018, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

We also have a collaboration agreement with Recepta Biopharma SA for the development of our antibodies targeting CTLA-4 and PD-1, which gives Recepta certain rights to South American countries. We expect to continue exploring additional future collaborations.

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

    Prophage Vaccine Candidates

Our early vaccine technology, Prophage (HSPPC-96), is an autologous cancer vaccine therapy derived from cancer tissues that are surgically removed from an individual patient designed to contain a broad sampling of potentially antigenic mutant proteins to educate the patient’s immune system to seek out and destroy cancer. To date, more than 1,000 patients have been treated with Prophage. Data reported at ASCO in 2015 demonstrated that patients with newly diagnosed GBM (ndGBM) with lower immune suppression (measured by peripheral PD-L1 expression) had an improved response to vaccine. To further explore these findings, we announced a Phase 2 clinical trial collaboration with the National Cancer Institute (“NCI”) to evaluate Prophage in combination with pembrolizumab (Keytruda®). The trial is being conducted by the Brain Tumor Trials Collaborative (“BTTC”), led by Dr. Mark Gilbert, Chief of the Neuro-Oncology Branch at the NCI Center for Cancer Research with product provided by Agenus and Merck. The trial is ongoing.

    Neoantigen Vaccine Platforms

Our neoantigen vaccine platforms include: (i) individualized AutoSynVax™ (ASV™), which targets the unique antigens expressed by a patient’s own tumor, and (ii) off-the-shelf (or pre-manufactured) PhosphoSynVax™ (PSV™), which targets antigens expressed across patients and tumors, potentially enabling us to treat broader categories of patients.

Our neoantigen vaccines are designed with unique features, intending to confer important advantages: (1) proprietary methods to develop an effective and relevant “Blueprint” of immunogenic neoantigens for each patient; (2) HSPs to efficiently deliver neoantigens to the right immune cells to activate an anti-cancer immune response. Our proprietary linker technology is designed to enable efficient neoantigen loading for a robust cancer specific immune response with significantly less peptide; and (3) QS-21 Stimulon® adjuvant, a potent immune stimulator now in GSK’s commercial shingles vaccine, Shingrix.

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

Biochemically based neoantigens, such as those arising from dysregulated phosphorylation of various proteins in malignant cells, can serve as a tumor fingerprint across a broad histology of tumors. Through our acquisition of PhosImmune, we have a portfolio of proprietary phosphorylated antigenic targets that can be used for therapeutic development. PSV is a vaccine candidate designed to induce immunity against this novel class of tumor specific neoepitopes known as Phosphopeptides (“PTTs”). PSV is intended to induce cellular immunity to abnormal phosphopeptide neoepitopes that are characteristic of these various forms of cancer. We believe PTTs are among the most promising candidates for anti-cancer immunity, as patients with PTT immunity have been shown to have better outcomes than those without PTT immunity. We have amassed a proprietary library of more than 2,000 PTTs. Many of these PTTs are shared among many cancer patients and across multiple tumor types. We are using these PTTs for developing multiple off-the-shelf vaccines. PSV is based on our vaccine platform and includes our proprietary QS-21 Stimulon adjuvant and heat-shock protein backbone. We are developing multiple indication-specific PSV offerings, with lead programs in acute myeloid leukemia (AML) and colorectal cancer (CRC). By leveraging our proprietary vaccine platform which has already demonstrated clinical safety and immunogenicity, we intend to advance at least one PSV formulation into the clinic in 2019.

    QS-21 Stimulon Adjuvant

QS-21 Stimulon is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 Stimulon is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 Stimulon has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine formulations across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure the continuous future supply of QS-21 Stimulon adjuvant.

    Partnered QS-21 Stimulon Programs

In 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement,” respectively). In 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us, or our affiliates, licensees, or customers, certain quantities of commercial grade QS-21 Stimulon for a stated period of time. In March 2012, we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets, which expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront cash payment of $9.0 million, $2.5 million of which was creditable toward future royalty payments. We refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement collectively as the GSK Agreements. In 2017, we received a final milestone payment of $1.0 million from GSK and are no longer entitled to any additional milestone payments under the GSK Agreements. Under the terms of the Agreement, we are generally entitled to receive a 2% royalty on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, which was triggered with GSK’s first commercial sale of Shingrix in 2017. Notably, we have already monetized and sold this entire royalty stream as discussed in more detail below.

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

In September 2015, we monetized a portion of the royalties associated with the GSK License Agreement to an investor group led by Oberland Capital Management for up to $115.0 million in the form of a non-dilutive royalty transaction. Under the terms of a note purchase agreement with the investor group (the “Note Purchase Agreement”), we received $100.0 million at closing for which the investors had the right to receive 100% of our worldwide royalties under the GSK License Agreement on sales of GSK’s Shingrix and malaria (RTS,S) prophylactic vaccine products that contain our QS-21 Stimulon adjuvant to pay down principle and interest. In November 2017, and pursuant to the Note Purchase Agreement, we received an additional $15.0 million in cash from the investors based on the approval of Shingrix by the FDA. Pursuant to the terms of this transaction, we retained the right to receive all royalties from GSK after all principal, interest and other obligations were satisfied under the Note Purchase Agreement. The Note Purchase Agreement also allowed us to buy back the loan and extinguish the notes early under pre-specified terms, which we did in January 2018.

In January 2018, we sold 100% of all royalties we were entitled to receive from GSK to Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”) and used the proceeds to extinguish the debt under the Note Purchase Agreement. HCR paid approximately $190.0 million at closing for the royalty rights, of which approximately $161.9 was used to extinguish the prior notes, yielding us approximately $28.0 million in net proceeds. We are also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. We would owe a reverse milestone payment of approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of the GSK vaccines exceed $1.0 billion or (ii) 2020 sales of the GSK vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement, subject to certain customary exceptions and excluding all assets necessary for AgenTus Therapeutics, Inc. In February 2019, GSK reported that Shingrix sales for 2018, its first full year on the market, were over $1.0 billion.

Manufacturing

Manufacturing CPM Antibodies

In December 2015, we acquired an antibody manufacturing pilot plant in Berkeley, CA from XOMA Corporation (“XOMA”), which we refer to as “Agenus West.” A team of former XOMA employees with valuable chemistry, manufacturing and controls experience joined us and continue to operate the facility. In addition, in February 2017, we amended our collaboration with Incyte, transferring manufacturing responsibilities for all antibodies under the collaboration to them. This includes antibodies targeting GITR, OX40, TIM-3, LAG-3 and one undisclosed target. We have transferred the manufacturing know how to Incyte to support these endeavors and allow Agenus to focus on the manufacture of antibodies for some of our own CPM programs and those of existing and potential third-party collaborators. Since the acquisition of Agenus West, we have made significant improvements in the plant, and added additional headcount increasing both scale and capacity. Agenus West is currently producing antibody drug substance for our lead programs. We have been able to deliver clinical grade material from research cell banks in approximately four months, which we believe to be three to four times faster than the industry average. Agenus West utilizes cutting-edge technology platforms, enabling us to be self-reliant and giving us the advantage of manufacturing speed, cost efficiency, operational flexibility and manufacturing technology transfer to commercial scale partners—all with desired product quality, with the ultimate goal of benefiting patients.

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

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to approximately 25 issued United States patents and approximately 75 issued foreign patents. We also own, co-own or have exclusive rights to approximately 35 pending United States patent applications and approximately 180 pending foreign patent applications. We may not have rights in all territories where we may pursue regulatory approval for our product candidates.

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

Various patents and patent applications have been exclusively licensed to us by the following entities:

University of Virginia

In connection with our acquisition of PhosImmune in December 2015, we obtained exclusive rights to a portfolio of patent applications and one issued patent relating to PTTs under a patent license agreement with the University of Virginia (“UVA”). The UVA license gives us exclusive rights to develop and commercialize the PTT technology. Under the license agreement, we will pay low to mid-single digit running royalties on net sales of PTT products, and a modest flat percentage of sublicensing income. In addition, we may be obligated to make milestone payments of up to $2.7 million for each indication of a licensed PTT product to complete clinical trials and achieve certain sales thresholds. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. The UVA license agreement may be terminated as follows: (i) by UVA in connection with our bankruptcy or cessation of business relating to the licensed technology, (ii) by UVA if we commit a material, uncured breach or (iii) by us for our convenience on 180 days written notice.

Ludwig Institute for Cancer Research

On December 5, 2014, our wholly-owned subsidiary, Agenus Switzerland Inc. (formerly known as 4-Antibody AG) (“4-AB”), entered into a license agreement with the Ludwig Institute for Cancer Research Ltd. (“Ludwig”), which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted 4-AB an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we and 4-AB entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, 4-AB made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates 4-AB to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we and/or 4-AB will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. During the year ended December 31, 2017, we paid a percentage of sublicensing income totaling $2.0 million to Ludwig under the license agreements. No payments were made during the year ended December 31, 2018. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by 4-AB or us (as applicable) for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions.

University of Connecticut Health Center

In May 2001, we entered into a license agreement with the University of Connecticut Health Center (“UConn”) which was amended in March 2003 and June 2009. Through the license agreement, we obtained an exclusive, worldwide license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires in 2028 or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of six months. The license agreement contains aggregate milestone payments of approximately $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals, and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. Under the March 2003 amendment, we agreed to pay UConn an upfront payment and to make future payments for each patent or patent application with respect to which we exercised our option under the research agreement. As of December 31, 2018, we had paid approximately $1.0 million to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting PD-1, CTLA-4, GITR, OX40, TIM-3 and LAG-3. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3 and TIM-3. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists and an anti-GITR agonist in clinical development, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting CTLA-4 and LAG-3 in preclinical or early clinical development, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as an anti-CTLA-4 (using a different isotype, an IgG2 isotype) targeting antibody in the clinic, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, and (6) Roche/Genentech has an approved anti-PD-L1 antibody. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-US geographies such as China. These include Innovent Biologics and Shanghai Junshi Biosciences. We are also aware of other competitors with PD-1/PD-L1 agents in clinical development, including but not limited to, AbbVie, Arcus

Biosciences, Boehringer Ingelheim, Tesaro, Beigene, Eli Lilly, Jiangsu HengRui Medicine, Macrogenics/Incyte, CytomX/BMS, Novartis, Symphogen, Jounce Therapeutics, Gilead Sciences, Janssen, CBT Pharmaceuticals/Genor Biopharma, Checkpoint Therapeutics, CStone Pharmaceuticals, Livzon MabPharm Inc, Suzhou Alphamab, Mabspace Biosciences, Henlix Biotech Inc., Akeso Biopharma and CSPC ZhongQi Pharmaceutical Technology. We are also aware of competitors with pre-clinical antibodies against PD-1 or PD-L1. In addition, we are aware of competitors with clinical stage antibodies against GITR, OX40, LAG-3, TIM-3 as well as our earlier stage programs such as TIGIT and CD137. As outlined above, some of these include, but are not limited to, BMS, Pfizer, Novartis, Merck, Tesaro, Regeneron, Eli Lilly, OncoMed, Boehringer Ingelheim, Potenza, Arcus Biosciences, GlaxoSmithKline, AbbVie, Leap Therapeutics and Symphogen. Additionally, we are aware of competitors developing preclinical assets and bispecifics against each of the above targets. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are conducting both single arm and combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. We are also aware of industry sponsored clinical trials, including exploratory studies that are underway in this setting. Clinical stage competitors include, but are not limited to, Regeneron (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with agents against other checkpoint targets), Seattle Genetics and Genmab (antibody drug conjugate targeting Tissue Factor), Iovance Biotherapeutics (autologous TILs), Genor Biopharma and Lee Pharmaceuticals. Additionally, we are aware of other early stage clinical trials testing alternate checkpoint targets in cervical cancer patients. These include, but are not limited to, OX40 +/- CD137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not limited to the following: Merck markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well. We are advancing our neoantigen vaccine, AutoSynVax, in solid tumors.  There are companies advancing individualized or synthetic vaccine technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines such as: Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck, Genocea Biosciences, ISA Pharmaceuticals, Nouscom, EpiVax Inc., and Vaccibody.

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

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

We are also aware of a third party that manufactures pre-clinical material purporting to be comparable to QS-21 Stimulon. The claims being made by this third party may create marketplace confusion and have an adverse effect on the goodwill generated by us and our partners with respect to QS-21 Stimulon. We are also aware of at least two additional manufacturers of QS-21. Any diminution of this goodwill may have an adverse effect on our ability to commercialize future products, if any, incorporating this technology, either alone or with a third party.

Employees

As of February 28, 2019, we had 294 employees, of whom 90 were PhDs and three were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Our net losses for the years ended December 31, 2018, 2017, and 2016, were $162.0 million, $120.7 million, and $127.0 million, respectively. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On December 31, 2018, we had $53.1 million in cash and cash equivalents. We believe that, based on our current plans and activities, including $150.0 million of additional funding we received in connection with our transactions with Gilead subsequent to December 31, 2018, our cash on-hand will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

In January 2018, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement with HCR, pursuant to which HCR purchased 100% of Antigenics’ worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. As consideration for the purchase of the royalty rights, HCR paid $190.0 million at closing, less certain transaction expenses. Of the closing proceeds, approximately $161.9 million was used to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement with Oberland Capital SA Zermatt LLC, and we retained approximately $28.0 million of net proceeds. Antigenics is also entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. Antigenics will owe approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of GSK’s vaccines exceed $1.0 billion or (ii) 2020 sales of GSK’s vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement. If GSK’s sales do not achieve either of the relevant milestones and we are obligated to make the Rebate Payment, our liquidity could be materially and adversely affected.

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

Our AGEN2034 and AGEN1884 antibody programs are in potential registrational studies, and there is no guarantee that we will be successful in advancing these through clinical development on our desired timeline, if at all, or that we will be able to commercialize them successfully.

Our anti-PD-1 and anti-CTLA-4 programs (AGEN2034 and AGEN1884, respectively) are in clinical trials that included a Phase 1 dose escalation with expansion cohorts in multiple solid tumors. These molecules are now in expansion trials with both anti-PD-1 monotherapy and anti-PD-1 and anti-CTLA-4 combination trials for patients with second-line cervical cancer that are designed to support one or more Biologic License Application (“BLA”) filings as soon as 2020. If approved, we intend to commercialize these assets in 2021. These timelines are aggressive and subject to various factors outside of our control, including patient accrual rates for our clinical trials. If our trials are unable to accrue patients at the rate we expect, we are unlikely to hit our anticipated timelines and our business and financial prospects could be materially adversely affected. In addition, in order to file a BLA and seek accelerated approval, we must also launch a confirmatory trial and have it be substantially underway at that time. We have not yet initiated a confirmatory trial. There is no guarantee that we will be able to file a BLA in 2020, if at all.

We have previously presented early data on these programs at major oncology conferences that demonstrated a clinical benefit (i.e., complete response, partial response or disease stabilization) in more than 60% of patients treated with AGEN1884 and AGEN2034. Even though we have observed positive results to date, they may not necessarily be predictive of the final results of the trials or future clinical trials. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results, and we cannot be certain that we will not face similar setbacks.

Even if AGEN2034 and/or AGEN1884 are approved, there is no guarantee that we will be able to successfully commercialize them or penetrate any commercial markets. We are initially targeting cervical cancer, which is a small subset of the overall market. We intend to use proceeds from our sales of any Biotech Electronic Security Tokens to expand the development and commercial potential of AGEN2034, but there is no guarantee that we will sell sufficient tokens, if any, to do so. See “Risk Factors—Risks Relating to Our Tokens—There is no assurance that we will sell a sufficient number of tokens, if any, to meet our business or financial goals.”

Our other antibody programs are in early stage development, and there is no guarantee that we or our partners will be successful in advancing antibody product candidates into and through clinical development.

Our additional antibody programs are currently in early stage development, and many of our antibody programs are pre-clinical. Even if our pre-clinical studies or our and/or our partners’ clinical trials produce positive results, they may not necessarily be predictive of the results of future clinical trials. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development or earlier clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we and our partners fail to produce positive results in clinical trials of antibodies, our business and financial prospects would be materially adversely affected.

Although we are striving to file a number of INDs to advance novel antibodies, cell therapy candidates, and neoantigen vaccine combinations into the clinic, there is no guarantee that we will be able to do so on that timeline, if at all. Our stated timelines are aggressive and subject to various risks, including resource constraints. If we are unable to advance novel candidates into the clinic as planned due to resource constraints or otherwise, our business and partnering prospects could be materially adversely affected.

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

Since our acquisition of Agenus Switzerland Inc., formerly known as 4-Antibody AG (“4-AB”) in February 2014, we have more than tripled our headcount, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally. While we have restructured our organization over the past few years, we expect to continue increasing our headcount in certain core areas as we continue to build our development, manufacturing and commercialization capabilities and integrate our acquired technology platforms. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

As part of our efforts to optimize efficiency across our organization, we closed our Jena, Germany office in 2016 and consolidated these operations in the United Kingdom and Switzerland. In 2017, we completed a reduction in force in our Lexington, MA facility, which included certain members of our management, in line with our prioritization efforts, and we closed our office in Basel, Switzerland and transferred our research and development assets and capabilities there to the United Kingdom. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We are still in the process of liquidating 4-AB and transferring intellectual property rights from Switzerland to the United States or elsewhere. There could be adverse tax consequences resulting from this migration of intellectual property rights, which could have an adverse effect on our business and operations.

Our synthetic Heat Shock Protein (“HSP”) peptide-based platform is in early stage development, and there is no guarantee that a product candidate will progress from this platform.

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. The Phase 2 trial met its formal endpoints, subjects were not followed long enough to determine whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. Although we have not advanced this program into a Phase 3 trial, we initiated our ASV synthetic cancer vaccine program based on our prior findings with this platform. We initiated our first clinical trial for our first AutoSynVax product candidate in 2017 and reported safety and immunogenicity of the vaccine at CIMT2018.  Although we are planning to initiate a combination trial with ASV and one or more of our antibodies, the timeline is uncertain and there is no guarantee that we will be able to do so at all. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

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

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house, we currently do not have an alternative long-term supply partner for this adjuvant.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting PD-1, CTLA-4, GITR, OX40, TIM-3 and LAG-3. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3 and TIM-3. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists and an anti-GITR agonist in clinical development, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting CTLA-4 and LAG-3 in clinical development, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as an anti-CTLA-4 targeting antibody in the clinic, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, and (6) Roche/Genentech has an approved anti-PD-L1 antibody. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics and Shanghai Junshi Biosciences. We are also aware of other competitors with PD-1/PD-L1 agents in clinical development, including but not limited to AbbVie, Arcus Biosciences, Boehringer Ingelheim, Tesaro, Beigene, Eli Lilly, Jiangsu HengRui Medicine, Macrogenics/Incyte, CytomX/BMS, Novartis, Symphogen, Jounce Therapeutics, Gilead Sciences, Janssen, CBT Pharmaceuticals/Genor Biopharma, Checkpoint Therapeutics, CStone Pharmaceuticals, Livzon MabPharm Inc, Suzhou Alphamab, Mabspace Biosciences, Henlix Biotech Inc., Akeso Biopharma and CSPC ZhongQi Pharmaceutical Technology. We are also aware of competitors with pre-clinical antibodies against PD-1 or PD-L1. In addition, we are aware of competitors with clinical stage antibodies against GITR, OX40, LAG-3, TIM-3 as well as our earlier stage programs such as TIGIT and CD137. As outlined above, some of these include, but are not limited to, BMS, Pfizer, Novartis, Merck, Tesaro, Regeneron, Eli Lilly, OncoMed, Boehringer Ingelheim, Potenza, Arcus Biosciences, GlaxoSmithKline, AbbVie, Leap Therapeutics and Symphogen. Additionally, we are aware of competitors developing preclinical assets and bispecifics against each of the above targets. There is no guarantee that our antibody product candidates will be able to compete with our competitors’ antibody products and product candidates.

We are conducting both single arm and combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. We are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, Regeneron (anti-PD-1), Ono Pharmaceuticals and BMS (anti-PD-1 alone or in combination with agents against other checkpoint targets), Seattle Genetics and Genmab (antibody drug conjugate targeting Tissue Factor), Iovance Biotherapeutics (autologous TILs), Genor Biopharma and Lee Pharmaceuticals. Additionally, we are aware of other early stage clinical trials testing alternate checkpoint targets in cervical cancer patients. These include, but are not limited to, OX40 +/- CD137 agonists (Pfizer) and anti-PD-1 + anti-ICOS (GSK/Merck).

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not limited to the following: Merck markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well. We are advancing our neoantigen vaccine, AutoSynVax, in solid tumors. There are companies advancing individualized or synthetic vaccine technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines such as: Neon Therapeutics, Gritstone Oncology, Advaxis/Amgen, BioNTech, Moderna/Merck, Genocea Biosciences, ISA Pharmaceuticals, Nouscom, EpiVax Inc., and Vaccibody.

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

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used unlawfully to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

We are also aware of a third party that manufactures pre-clinical material purporting to be comparable to QS-21 Stimulon. The claims being made by this third party may create marketplace confusion and have an adverse effect on the goodwill generated by us and our partners with respect to QS-21 Stimulon. We are also aware of at least two additional manufacturers of QS-21. Any diminution of this goodwill may have an adverse effect on our ability to commercialize future products, if any, incorporating this technology, either alone or with a third party.

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

As previously noted, our ability to advance our antibody programs depends in part on collaboration agreements such as our collaborations with Gilead and Incyte. In addition, from time to time we engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements in a timely manner or at all, our efforts to develop and/or commercialize our product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.

Because we rely on collaborators and licensees for the development and commercialization of certain of our product candidate programs, these programs may not prove successful, and/or we may not receive significant payments from such parties.

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015, we began a broad collaboration with Incyte to pursue the discovery and development of antibodies, and in December 2018 we entered into a partnership with Gilead relating to five of our antibody programs. Furthermore, we have a collaboration arrangement with Recepta for CTLA-4 and PD-1, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these product candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

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

We are currently in the process of pursuing external funding and partnership opportunities to advance AgenTus Therapeutics, but Agenus is currently funding such operations. There is no guarantee that external funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding, including any potential initial public offering. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or continue to use internal resources to advance them. In addition, our cell therapy assets are pre-clinical. Even if adequate funding and partnership opportunities are available, there is no guarantee that we will be successful in advancing one or more product candidates into and through clinical development. In addition, most of the efforts being made on behalf of AgenTus Therapeutics are being led by a separate AgenTus chief executive officer, utilizing Agenus’ management team and internal G&A resources. The current structure could distract management and divert Agenus resources from Agenus’ own core pipeline and programs.

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

We are dependent upon our collaboration with Gilead to further develop and commercialize certain of our antibody programs. If we or Gilead fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423, a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead has the exclusive right to develop and commercialize AGEN1423, and we are eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. Accordingly, the timely and successful completion by Gilead of clinical development and commercialization activities will significantly affect the timing and amount of any milestones or royalties we may receive for this program. Gilead’s activities will be influenced by, among other things, the efforts and allocation of resources by Gilead, which we cannot control. With respect to the option programs, we are responsible for developing each program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $30.0 million in the aggregate. If Gilead exercises an option, it would be required to pay an upfront license exercise fee of $50.0 million for each option that is exercised. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate for each such option program, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. For either, but not both, of the option programs, we will have the right to opt-in to share Gilead’s development and commercialization costs in the United State for such option program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will receive any fees, milestones or royalties from Gilead. If Gilead does not exercise its option for either of the option programs, there is no guarantee that we will be able to advance any such program ourselves or with another partner. If we wanted to partner either of the programs that are subject to a right of first negotiation with a third party other than Gilead, such discussions could be delayed and ultimately terminated as a result of Gilead’s right of first negotiation. Accordingly, we may not be able to partner either of these programs with a third party other than Gilead on attractive terms, if at all.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (the “TJCA”) that significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate. We did not recognize any tax expense in the year of enactment as our net deferred tax assets have a full valuation allowance recorded. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Risks Related to Regulation of the Biopharmaceutical Industry

The drug development and approval process is uncertain, time-consuming, and expensive.

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of December 31, 2018, we had spent more than 20 years and $809.2 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

The patent landscapes in the fields of antibody, vaccine, adjuvant and adoptive cell therapy development, manufacture and commercialization are crowded. For example, we are aware of third party patents directed to methods for identifying and producing therapeutic products such as antibodies, vaccines, adjuvants and adoptive cell therapies. We are also aware of third party patents directed to products targeting numerous antigens for which we also seek to identify, develop, and commercialize products. For example, some patents claim products based on competitive binding with existing products, some claim products based on specifying sequence or other structural information, and some claim various methods of discovery, production, or use of such products.

These or other third-party patents could impact our freedom to operate in relation to our technology platforms, as well as in relation to development and commercialization of products identified by us as therapeutic candidates. As we discover and develop our candidates, we will continue to conduct analyses of these third-party patents to determine whether we believe we might infringe them, and if so, whether they would be likely to be deemed valid and enforceable if challenged. If we determine that a license for a given patent or family of patents is necessary or desirable, there can be no guarantee that a license would be available on favorable terms, or at all. Inability to obtain a license on favorable terms, should such a license be determined to be necessary or desirable, could, without limitation, result in increased costs to design around the third-party patents, delay product launch, or result in cancellation of the affected program or cessation of use of the affected technology.

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

We own, co-own or have exclusive rights to approximately 25 issued United States patents and approximately 75 issued foreign patents. We also own, co-own or have exclusive rights to approximately 35 pending United States patent applications and approximately 180 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

In addition, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the biopharmaceutical industry. Notably, the Leahy-Smith America Invents Act, or the American Invents Act (“AIA”), introduced new procedures, including inter partes review and post grant review. These procedures may be used by competitors to challenge the scope and/or validity of our patents, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. In particular, the patent landscapes around the discovery, development, manufacture and commercial use of our product candidates are crowded.

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

Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the United States has enacted and implemented wide-ranging patent reform legislation. Further, recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, AIA was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to- file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This requires us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

We maintain property and general commercial insurance coverage as well as errors and omissions insurance policies. This insurance coverage may not be sufficient to cover us for all potential claims or a claim may be made for which we are not covered by insurance, in which case the damages could have a material and adverse effect on the business.

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

During the period from our initial public offering on February 4, 2000 to December 31, 2018, and the year ended December 31, 2018, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.59 and $6.04 per share, respectively. The average daily trading volume for the year ended December 31, 2018 was approximately 1,538,510 shares, while the average daily trading volume for the year ended December 31, 2017 was approximately 1,174,002. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 11, 2019, we had 134,205,374 shares of common stock outstanding. All of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 31,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 50,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of the date of filing, an aggregate of approximately 63,749,000 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, the resale of which must be registered with the SEC by December 2019. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2018, warrants to purchase approximately 2,900,000 shares of our common stock with a weighted average exercise price per share of $4.52 were outstanding.

As of December 31, 2018, options to purchase 18,613,822 shares of our common stock with a weighted average exercise price per share of $4.15 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2018, we had 10,083,270 vested options and 2,213,967 non-vested shares outstanding.

As of December 31, 2018, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of December 31, 2018, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 18,459,000 shares of our common stock. In February 2019, holders of shares of Series C-1 Convertible Preferred Stock converted a portion of such shares into 3,000,000 shares of our common stock.

Any Biotech Electronic Security Tokens (the “Tokens”) we issue will be convertible into common stock in the event AGEN2034 is not approved for commercial sale by the FDA before December 31, 2021, which would dilute our shareholders. If the price per share of our common stock at the time of conversion, based on a trailing weighted average, is $10 or less, a holder of Tokens would be permitted to convert 10 Tokens for 1 share of common stock. If the price per share is above $10, a holder would be permitted to convert 10 Tokens into a fraction of share of common stock with a value of $10. The Company will retain the right to pay cash upon conversion, rather than deliver shares.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2018, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

Risks Related to our Tokens

There is no assurance that we will sell a sufficient number of tokens, if any, to meet our business or financial goals.

In February 2019, we announced the launch of our Tokens, which we intend to issue in accordance with Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) and pursuant to a private placement offering memorandum (the “Offering”). We announced an anticipated closing date in March 2019 and the possibility for us to raise up to a maximum of $100 million in the Offering. As of the date of this filing, we have not closed on the sale of any Tokens. The Tokens are being offered by us on a “best efforts basis,” meaning that there is no assurance that any or all of the offered Tokens will be sold and we can elect in our discretion not to issue any Tokens for any reason. In addition, we may sell Tokens in multiple rounds, and there can be no assurance that even if we issue tokens in an initial round that we will initiate or complete one or more subsequent rounds.

We intend to use any proceeds of the Offering to fund continued commercial manufacturing, commercialization readiness and clinical development activities focused on combinations of AGEN2034 with other therapies and in indications beyond cervical cancer. If we are unable to raise adequate funds in the Offering, our ability to expand development opportunities for AGEN2034 may be limited. If the Offering does not result in substantial proceeds, it could have a material adverse effect on our ability to fund these objectives and carry out our related business plans. If we were unable to obtain adequate funding from other sources, we would be required to make decisions about which businesses and projects to fund, and we might be required to decrease or eliminate expenditures that we believe would have been advisable.

There is no assurance that purchasers of our Tokens will receive a return on their investment.

Pursuant to the terms of the Offering, each Token will entitle its holder (each, a “Tokenholder”) to receive certain payments following the first commercial sale in the U.S. of AGEN2034, if it receives applicable regulatory approvals. The Tokens are highly speculative and any return on an investment in the Tokens is contingent upon numerous circumstances, many of which (including legal and regulatory conditions) are beyond our control. There is no assurance that purchasers will realize any return on their investments or that their entire investments will not be lost.

If the Company is successful in commercializing AGEN2034, a significant portion of the net sales of such product in the U.S. will be paid to Tokenholders until the Tokenholders are paid the full amount to which they are entitled pursuant to their purchase agreement. As a result, the Company may not receive the full amount of net sales of such product for an extended period of time, if ever.

Following an initial holding period, we intend to transfer the Tokens from a book-entry ledger to the blockchain, which utilizes technologies that are unproven.

Following the holding period required by Rule 144 under the Securities Act for restricted securities, we intend to the transfer the record ownership of Tokens from book-entry ledger maintained by a transfer agent to the blockchain. There can be no assurance that we will be able to make such transfer due technical or other limitations, and the ownership of the Tokens may continue to be recorded in a book-entry ledger indefinitely, which could adversely impact their adoption and liquidity.

  In the event that the Tokens are transferred to the blockchain, Tokenholders will be relying upon technologies that are new and unproven. The Tokens and their underlying blockchain may not function as intended, or might not be capable of completion, implementation or adoption for many reasons, including technological defects or the inability to scale as contemplated. Any failures of the smart contract to operate as expected may result in unintended transactions that cannot be reversed, and Tokenholders may have more limited remedies than are available in the traditional securities markets. In addition, these technologies are quickly changing and adapting, so the Tokens and their underlying technology could also become outdated or obsolete, particularly if there is a lack of interest in ongoing technological support for the Tokens. Moreover, we have not yet selected which blockchain to utilize, and there could be increased security risk with one blockchain over another, as well as potential vulnerability of some blockchains to a “51% attack” that could result in tampering with the ledger information. There can be no assurance that the selected blockchain will perform as intended once the Tokens are transferred.

We have not identified all the persons that we will need to provide services and functions critical to the maintenance of the Tokens and no assurance can be given that we will be able to engage all necessary persons on acceptable terms, if at all.

We need to identify and recruit additional qualified personnel with backgrounds in developing and distributing blockchain ledger technologies to maintain Tokens. We have not identified all the persons that we will need to engage to provide services and functions critical to maintain the Tokens. We cannot assure that we will be able to engage all such persons with the necessary expertise on the terms acceptable to us, or at all. Further, there can be no assurance given that if we are able to engage such service providers that they will be able to provide the services and functions meeting our specifications and requirements. If we fail to identify and engage all such service providers or personnel, or if the providers fail to satisfy our specifications and requirements, it could have a material adverse effect on our ability to develop and maintain the Tokens and related technology successfully.

There is currently no trading market for the Tokens, and a trading market may never develop.

There is currently no trading market available for the Tokens and no suitable platform pursuant to which Tokenholders may transfer or resell their Tokens (such a marketplace, a “Designated Marketplace”). Peer-to-peer trading will not be permitted unless and until Tokenholders are notified otherwise by us and informed of the requirements to do so. We are aware of certain Alternative Trading Systems (“ATSs”) that intend to facilitate secondary trading of security tokens, such as tZero and Templum, but we cannot provide any assurances as to whether any such ATS will become and remain operational and facilitate trading of the Tokens. Even if an ATS becomes and remains operational, there is no guarantee that there will be a sufficient number of Tokens outstanding to facilitate a liquid market. As a result, Tokenholders should be prepared to hold their Tokens indefinitely. In the event that the Tokens remain un-tradable indefinitely, the value of the Tokens could be materially adversely affected.

We do not expect there to be any market makers to develop a trading market in the Tokens in the near future.

Most securities that are publicly traded in the U.S. have one or more broker-dealers acting as “market makers” for the security.  A market maker is a firm that stands ready to buy and sell the security on a regular and continuous basis at publicly quoted prices. In the event that a Designated Marketplace is created or developed, we do not believe that the Tokens will have any market makers at that time, which could contribute to a lack of liquidity in the Tokens, and could have a material adverse effect on holders’ ability to trade the Tokens. We cannot provide any assurances as to if or when we will be able to appoint any market makers for the Tokens that are satisfactory to us.

The prices of digital assets have been extremely volatile and the Tokens may be subject to significant price volatility.

The prices of digital assets have historically been subject to dramatic fluctuations and are highly volatile, and the market price of the Tokens may also be highly volatile.  Several factors may influence the market price, if any, of the Tokens, including, but not limited to:

•	the ability of the Tokens to trade in a secondary market, if at all;
•	the availability of a Designated Marketplace or other trading platform for digital assets;
•	global digital asset and security token supply;
•

global digital asset demand, the security of online digital asset exchanges and digital wallets that hold digital assets, the perception that the use and holding of digital assets is safe and secure and the regulatory restrictions on their use;

•	changes in the software, software requirements or hardware requirements underlying the Tokens;
•	changes in the rights, obligations, incentives or rewards for the various Tokenholders;
•	interruptions in service from or failures of major digital asset and security token exchanges on which digital assets and security tokens are traded;
•	investment and trading activities of large purchasers, including private and registered funds, that may directly or indirectly invest in securities tokens or other digital assets;
•	regulatory measures, if any, that affect the use of digital assets and security tokens such as the Tokens; and
•	expectations among digital assets participants that the value of security tokens or other digital assets will soon change.

A decrease in the price of a single digital asset may cause volatility in the entire digital asset and security token industry and may affect other digital assets including the Tokens. Such volatility in the price of the Tokens may result in significant loss over a short period of time.

Tokenholders will generally not have voting rights and will generally have no ability to influence our decisions.

Tokenholders will have no voting rights except as required by Delaware law. As a result, except with respect to matters required to be submitted to Tokenholders under Delaware law, all matters submitted to stockholders will be decided by the vote of holders of our capital stock entitled to vote thereon, which shall not include the Tokens. As a result, Tokenholders will have no ability to elect directors or, except with respect to matters required to be submitted to Tokenholders under Delaware law, to determine the outcome of any other matters submitted to a vote of our stockholders.

We do not expect to pay any dividends on the Tokens.

Dividends will not be paid with respect to the Tokens.

Issuances by us of additional securities, whether in traditional or token format, could affect ownership and voting rights over us. In addition, the issuance of preferred shares, or options or warrants to purchase those preferred shares, could negatively impact the value of the Tokens as the result of preferential dividend rights, conversion rights, redemption rights and liquidation provisions granted to the stockholders of such preferred shares.

From time to time, we may issue in public or private sales additional securities to third party investors. Such securities may provide holders with ownership and voting rights that could provide the holders thereof with substantial influence over the Company and its operations. Any preferred shares that may be issued shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. There cannot be any assurance that we will not issue preferred securities with rights and preferences that are more beneficial than those provided to Tokenholders.

The Tokens will be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, technology, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.

The Tokens will be subject to a variety of laws and regulations in the U.S. and abroad, including user privacy, blockchain technology, broker dealer, data protection and intellectual property, among others.  Foreign data protection, privacy, broker dealer and other laws and regulations are often more restrictive than those in the U.S. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain.

The risk of our being found in violation of these or other laws and regulations in connection with the Tokens is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results. These existing and proposed laws and regulations can be costly to comply with and can result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or ceases existing practices. In addition, due to the novelty of the Tokens and the uncertain and evolving laws and regulations that apply, insurance underwriters may be unwilling to provide coverage for claims relating to the Tokens on terms acceptable to us, if at all. Any claims related to the Tokens or the Offering could have a material adverse effect on our current and future business.

The Staff of the SEC’s Division of Enforcement and other regulatory agencies are conducting investigations regarding offerings of securities similar to the Tokens.

Recently, the Division of Enforcement of the SEC and other regulatory agencies have undertaken investigations of offerings of securities similar to the Tokens. Should the SEC or other agency choose to investigate the Offering or Token trading more generally, such investigations could result in delay of the Offering, negative publicity for us, and may have a material adverse effect on our current and future business.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.” As of March 4, 2019, there were 389 holders of record and 25,576 beneficial holders of our common stock.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2013 to December 31, 2018, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2013. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Agenus Inc.	100.00	150.38	171.97	156.06	123.48	90.15
NASDAQ Stock Market (U.S. Companies) Index	100.00	113.40	119.89	128.89	165.29	158.87
NASDAQ Biotechnology Index	100.00	131.57	149.42	117.02	141.66	128.45

Item 6.	Selected Financial Data

We have derived the condensed consolidated balance sheet data set forth below as of December 31, 2018 and 2017, and the condensed consolidated statement of operations data for each of the years in the three-year period ended December 31, 2018, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

You should read the selected condensed consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Changes in cash, cash equivalents, and short-term investments, total current assets, total assets, total current liabilities, long-term debt and stockholders’ (deficit) equity in the periods presented below include the effects of the receipt of net proceeds from our debt offerings, equity offerings, royalty monetization transactions, the exercise of stock options, and employee stock purchases that totaled approximately $291.2 million, $81.5 million, $3.4 million, $220.4 million, and $57.0 million in the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except per share data)
Condensed Consolidated Statement of Operations Data:
Revenue	$36,784	$42,877	$22,573	$24,817	$6,977
Operating expenses:
Research and development	(124,600)	(116,125)	(94,971)	(70,444)	(22,349)
General and administrative	(37,340)	(33,741)	(33,126)	(28,370)	(21,250)
Contingent purchase price consideration fair value adjustment	1,335	3,188	(1,953)	(6,704)	(6,699)
Operating loss	(123,822)	(103,801)	(107,477)	(80,701)	(43,321)
Loss on early extinguishment of debt	(10,767)	—	—	—	—
Non-operating income (expense)	(2,183)	1,977	(2,202)	(5,968)	2,096
Interest expense, net	(25,273)	(18,868)	(17,316)	(6,599)	(1,261)
Loss before taxes	(162,044)	(120,692)	(126,995)	(93,268)	(42,486)
Income tax benefit (1)	—	—	—	5,387	—
Net loss	(162,044)	(120,692)	(126,995)	(87,881)	(42,486)
Dividends on Series A-1 convertible preferred stock	(207)	(206)	(204)	(203)	(204)
Less: net loss attributable to non-controlling interest	(2,352)	—	—	—	—
Net loss attributable to Agenus Inc. common stockholders	$(159,899)	$(120,898)	$(127,199)	$(88,084)	$(42,690)
Net loss attributable to Agenus Inc. common stockholders per common share, basic and diluted	$(1.44)	$(1.23)	$(1.46)	$(1.13)	$(0.71)
Weighted average number of Agenus Inc. common shares outstanding, basic and diluted	110,772	98,415	87,070	78,212	59,754

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$53,054	$60,187	$76,437	$171,668	$40,224
Total current assets	74,808	73,554	91,312	184,095	42,670
Total assets	136,401	138,402	156,986	242,228	74,527
Total current liabilities	68,062	56,438	40,851	28,934	9,229
Long-term debt, less current portion	13,212	142,385	130,542	114,326	4,769
Series C-1 convertible preferred stock	39,879	—	—	—	—
Total stockholders' (deficit) equity	(174,546)	(75,816)	(39,126)	70,728	23,018

(1)

Given our history of incurring operating losses, no income tax benefit has been recognized in our consolidated statements of operations for the years ended December 31, 2018, 2017, 2016, and 2014 because of the loss before income taxes, and the need to recognize a valuation allowance on the portion of our deferred tax assets which will not be offset by the reversal of deferred tax liabilities. For the year ended December 31, 2015, we recognized an income tax benefit as a result of the deferred tax liabilities recognized in connection with the PhosImmune and XOMA antibody manufacturing facility acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company with a pipeline of immune modulating antibodies, cancer vaccines, adjuvants and adoptive cell therapies dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer. Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. In addition to a diverse pipeline we have assembled fully integrated capabilities including novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard.  Leveraging from our science and capabilities we have forged important partnerships to advance our innovation.

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

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We are currently advancing our proprietary anti-CTLA-4 and anti-PD-1 antibodies in trials that are designed to be registrational and to support one or more BLA filings as soon as 2020.

We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte). In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs, and there are no longer any profit-share programs remaining under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment, we and Incyte also entered into the Stock Purchase Agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us. On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party and excluding the next milestone that we expect to receive from Incyte. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2018, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, we received an upfront cash payment from Gilead of $120.0 million following the closing in January 2019 and are eligible to receive up to an additional $1.7 billion in aggregate potential fees and milestones. At closing, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423. Gilead also received the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody.  We recently filed INDs for AGEN1423 and AGEN1223 and are planning to file an IND for AGEN2373 in the first half of 2019.  We are responsible for developing the option programs up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise.  For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Gilead also received the right of first negotiation for two additional, undisclosed preclinical programs. At the closing, Gilead also purchased 11,111,111 shares of Agenus common stock for $30.0 million pursuant to a stock purchase agreement.

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

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s shingles vaccine, Shingrix. In 2015, we monetized a portion of the future royalties we were contractually entitled to receive from GSK from sales of its shingles and malaria vaccines through a Note Purchase Agreement (“NPA”) and received net proceeds of approximately $78 million. In October 2017, GSK’s shingles vaccine was approved in the United States by the FDA and granted marketing authorization in Canada by Health Canada, and in November 2017, we exercised our option to issue the $15.0 million in additional notes in accordance with the terms of the NPA. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We used the majority of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the NPA, resulting in net proceeds to us of approximately $28.0 million at closing. We do not incur clinical development costs for products partnered with GSK. Pursuant to our agreement with HCR, we are entitled to receive up to $40.35 million in milestone payments based on GSK’s sales of Shingrix as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. We are also obligated to pay HCR approximately $25.9 million in 2021 if neither of the following Shingrix sales milestones are achieved: (i) 2019 sales exceed $1.0 billion or (ii) 2020 sales exceed $1.75 billion. GSK began selling Shingrix commercially in the fourth quarter of 2017. In February 2019, GSK reported that Shingrix sales for 2018, its first full year on the market, were over $1.0 billion.

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

Our research and development expenses for the years ended December 31, 2018, 2017, and 2016, were $124.6 million, $116.1 million, and $95.0 million, respectively. We have incurred significant losses since our inception. As of December 31, 2018, we had an accumulated deficit of $1.18 billion.

To date, we have financed our operations primarily through the sale of equity and debt securities. We believe that, based on our current plans and activities, including additional funding we received in connection with our transactions with Gilead subsequent to December 31, 2018, our cash on-hand will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We may attempt to raise additional funds by: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Satisfying long-term liquidity needs may require the successful commercialization and/or substantial out-licensing or partnering arrangements for our antibody discovery platforms, CPM antibody programs, and HSP-based vaccines. Our long-term success will also be dependent on the successful identification, development and commercialization of potential other product candidates, each of which will require additional capital with no certainty of timing or probability of success. If we incur operating losses for longer than we expect, and/or we are unable to raise additional capital, we may become insolvent and be unable to continue our operations.

Historical Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Research and development revenue

We recognized research and development (“R&D”) revenue of approximately $19.5 million and $42.7 million during the years ended December 31, 2018 and 2017, respectively. R&D revenues for the year ended December 31, 2018, primarily consisted of fees earned under our Collaboration Agreement with Incyte, including $10.0 million related to the recognition of milestones and $4.1 million related to the reimbursement of development costs, which have decreased due to the stage of the programs under the collaboration, and $4.0 million related to the recognition of a milestone under our license agreement with Merck. R&D revenues for the year ended December 31, 2017, also primarily consisted of fees earned under our Collaboration Agreement with Incyte including $20.0 million related to the acceleration of milestone payments and $14.6 million related to the reimbursement of development costs in addition to $4.0 million related to the recognition of a milestone under our license agreement with Merck, $1.0 million related to the recognition of a milestone under our license agreement with GSK. During the years ended December 31, 2018 and 2017, we recorded revenue of $1.3 million and $3.1 million, respectively, from the amortization of deferred revenue. See Notes 2 and 14 to our Consolidated Financial Statements for additional discussion of our revenues, including the adoption of ASC 606 during the first quarter of 2018.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note 18 to our Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the year ended December 31, 2018, we recognized approximately $17.3 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. Research and development expense increased 7% to $124.6 million for the year ended December 31, 2018 from $116.1 million for the year ended December 31, 2017. Increased expenses in the year ended December 31, 2018 primarily relate to a $7.3 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs and a $3.0 million increase in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and our wholly-owned subsidiary in the United Kingdom, Agenus UK Limited, which increase was partially offset by a decrease in expenses due to the closure of our facility in Basel, Switzerland in 2017. These increases were partially offset by a $1.6 million decrease in personnel related expenses, which consists of a $2.8 million decrease in share based compensation expense partially offset by a $1.2 million increase in other personnel related expenses, and a $0.3 million decrease in other R&D expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expense increased 11% to $37.3 million for the year ended December 31, 2018 from $33.7 million for the year ended December 31, 2017. Increased general and administrative expense in 2018 primarily relates to a $1.9 million increase in professional fees, a $1.0 million increase in other G&A expenses, and a $1.0 million increase in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and our wholly-owned subsidiary in the United Kingdom, Agenus UK Limited, which increase was partially offset by a decrease in expenses due to the closure of our facility in Basel, Switzerland in 2017. These increases were partially offset by a $0.3 million decrease in personnel related expenses, which consists of a $1.9 million decrease in share based compensation expense partially offset by a $1.7 million increase in other personnel related expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration during the year ended December 31, 2018, which resulted from changes in our market capitalization and share price and changes in the credit spread since the prior year end. The fair value of our contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $10.8 million for the year ended December 31, 2018 represents the payment of premiums and the write-off of unamortized debt issuance costs and discounts incurred in connection with the full redemption and termination of Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement dated September 4, 2015 with Oberland Capital SA Zermatt LLC and the purchasers named therein.

Non-operating income (expense)

Non-operating expense increased $4.2 million for the year ended December 31, 2018, from income of $2.0 million for the year ended December 31, 2017, to expense of $2.2 million for the year ended December 31, 2018, primarily due to our increased foreign currency exchange losses in 2018 compared to gains in 2017.

Interest expense, net

Interest expense, net increased to $25.3 million for the year ended December 31, 2018 from $18.9 million for the year ended December 31, 2017 due to the January 2018 closing of the Royalty Purchase Agreement with HCR and the resulting increase in non-cash interest expense compared to the amount recorded for our Note Purchase Agreement, which was outstanding in the year ended December 31, 2017, and fully redeemed and terminated simultaneously with the closing of the Royalty Purchase Agreement.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Research and development revenue

We recognized research and development revenue of approximately $42.7 million and $22.4 million during the years ended December 31, 2017 and 2016, respectively. R&D revenues primarily included fees earned under our license agreements, including approximately $14.6 million and $16.2 million for the years ended December 31, 2017, and 2016, respectively, related to reimbursement of development costs under our Collaboration Agreement with Incyte. The increase in total revenue for the year ended December 31, 2017 is primarily attributable to the $20.0 million in accelerated milestones, recognized as revenue during the twelve months ended December 31, 2017, related to the antibody candidates targeting GITR and OX40 received in connection with the February 14, 2017 amendment to our License, Development and Commercialization Agreement with Incyte. During the years ended December 31, 2017 and 2016, we recorded revenue of $3.1 million and $3.5 million, respectively, from the amortization of deferred revenue.

Research and development expense

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

General and administrative expense

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

Interest expense, net

Interest expense net increased to $18.9 million for the year ended December 31, 2017 from $17.3 million for the year ended December 31, 2016 due to the compounding of interest on our debt under our Note Purchase Agreement and the issuance of additional notes under our NPA in November 2017.

Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Research and Development Programs

For the year ended December 31, 2018, our research and development programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2018	2017	2016	Prior to 2016	Total
Heat shock proteins for cancer	Prophage and ASV	$13,235	$12,499	$8,202	$315,189	$349,125
Antibody programs*	Various	97,011	95,656	83,920	76,712	353,299
Vaccine adjuvant	QS-21 Stimulon	211	222	77	13,799	14,309
Other research and development programs		14,143	7,748	2,772	67,822	92,485
Total research and development expenses		$124,600	$116,125	$94,971	$473,522	809,218

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

We and our partners currently have more than a dozen antibody programs in pre-clinical or clinical development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR, anti-OX40, anti-LAG3 and anti-TIM3 antibody programs (all partnered with Incyte). For additional information regarding our antibody discovery platforms and checkpoint antibody program, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Prophage Vaccine Candidates

Our early vaccine technology, Prophage (HSPPC-96), is an autologous cancer vaccine therapy derived from cancer tissues that are surgically removed from an individual patient designed to contain a broad sampling of potentially antigenic mutant proteins to educate the patient’s immune system to seek out and destroy cancer.  To date, more than 1,000 patients have been treated with Prophage.  Data reported at ASCO in 2015 demonstrated that patients with newly diagnosed GBM (ndGBM) with lower immune suppression (measured by peripheral PD-L1 expression) had an improved response to vaccine.  to further explore these findings, we announced a Phase 2 clinical trial collaboration with the National Cancer Institute (“NCI”) to evaluate Prophage in combination with pembrolizumab (Keytruda®). The trial is being conducted by the Brain Tumor Trials Collaborative (“BTTC”), led by by Dr. Mark Gilbert, Chief of the Neuro-Oncology Branch at the NCI Center for Cancer Research with product provided by Agenus and Merck. The trial is ongoing. For additional information regarding regulatory risks and uncertainties, please read the risks identified under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Neoantigen Vaccine Platforms

Our neoantigen vaccine platforms include: (i) individualized AutoSynVax™ (ASV™), which targets the unique antigens expressed by a patient’s own tumor, and (ii) off-the-shelf (or pre-manufactured) PhosphoSynVax™ (PSV™), which targets antigens expressed across patients and tumors, potentially enabling us to treat broader categories of patients.

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

Biochemically based neoantigens, such as those arising from dysregulated phosphorylation of various proteins in malignant cells, can serve as a tumor fingerprint across a broad histology of tumors. Through our acquisition of PhosImmune, we have a portfolio of proprietary phosphorylated antigenic targets that can be used for therapeutic development. PSV is a vaccine candidate designed to induce immunity against this novel class of tumor specific neoepitopes known as Phosphopeptides or PTTs. PSV is intended to induce cellular immunity to abnormal Phosphopeptide neoepitopes that are characteristic of these various forms of cancer. We believe PTTs are among the most promising candidates for anti-cancer immunity, as patients with PTT immunity have been shown to have better outcomes than those without PTT immunity. We have amassed a proprietary library of more than 2,000 PTTs. Many of these PTTs are shared among many cancer patients and across multiple tumor types. We are using these PTTs for developing multiple off-the-shelf vaccines. PSV is based on Agenus’ vaccine platform and includes our proprietary QS-21 Stimulon adjuvant and heat-shock protein backbone. Agenus is developing multiple indication-specific PSV offerings, with lead programs in acute myeloid leukemia (AML) and colorectal cancer (CRC). By leveraging our proprietary vaccine platform which has already demonstrated clinical safety and immunogenicity, we intend to advance at least one PSV formulation into the clinic in 2019. For additional information regarding our Neoantigen Vaccine Platforms, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

QS-21 Stimulon Adjuvant

QS-21 Stimulon is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 Stimulon is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 Stimulon has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine formulations across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure the continuous future supply of QS-21 Stimulon adjuvant, further validating its importance to the global vaccines market. For additional information regarding QS-21 Stimulon, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.18 billion as of December 31, 2018. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through December 31, 2018, we have raised aggregate net proceeds of approximately $1.22 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 50 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 15.9 million shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2018 and received aggregate net proceeds totaling $36.4 million. As of December 31, 2018, approximately 34.1 million shares remain available for sale under the Sales Agreement.

As of December 31, 2018, we had debt outstanding of $14.1 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020. We and Antigenics entered into the Note Purchase Agreement with certain purchasers pursuant to which Antigenics issued, and we guaranteed, limited recourse notes in the aggregate principal amount of $100.0 million, with an option to issue an additional $15.0 million principal amount of limited recourse notes, which we exercised in November 2017. In January 2018, we entered into a Royalty Purchase Agreement with HCR whereby we received proceeds of $190.0 million. We used $161.9 million of these proceeds to redeem all of the notes issued pursuant to the NPA. Pursuant to our agreement with HCR, we are entitled to receive up to $40.35 million in milestone payments based on GSK’s sales of Shingrix as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. We are also obligated to pay HCR approximately $25.9 million in 2021 if neither of the following Shingrix sales milestones are achieved: (i) 2019 sales exceed $1.0 billion or (ii) 2020 sales exceed $1.75 billion. In February 2019, GSK reported that Shingrix sales for 2018, its first full year on the market, were over $1.0 billion.

Our cash, cash equivalents, and short-term investments at December 31, 2018 were $53.1 million, a decrease of $7.1 million from December 31, 2017, principally as a result cash used in operations. We believe that, based on our current plans and activities, including additional funding we received in connection with our transactions with Gilead subsequent to December 31, 2018, our cash on-hand will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $232.1 million over the term of the related activities. Through December 31, 2018, we have expensed $171.7 million as research and development expenses and $173.8 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.6 million, $8.6 million of which have been paid as of December 31, 2018. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the years ended December 31, 2018 and 2017 was $131.1 million and $94.2 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our contractual obligations as of December 31, 2018 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$15,475	$1,322	$14,153	$—	$—
Operating leases (2)	10,951	2,499	4,152	3,372	927
Capital lease	540	374	166	—	—
Total	$26,966	$4,195	$18,471	$3,372	$927

(1)	Includes fixed interest payments.
(2)	The leases and subleases for our properties expire at various times between 2020 and 2025.

Off-Balance Sheet Arrangements

At December 31, 2018, we had no off-balance sheet arrangements.

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

Determining the appropriate fair value model and calculating the fair value of share-based awards requires the use of highly subjective assumptions, including the expected life of the share-based awards and stock price volatility. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. For performance condition awards, we estimate the probability that the performance condition will be met. See Note 12 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a further discussion on share-based compensation.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. We adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method- i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our goods and services and will provide financial statement readers with enhanced disclosures.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a more detailed description of our application of ASC 606.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In January 2018 we entered into the HCR Royalty Purchase Agreement with HCR. Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we recorded the proceeds from this transaction as a liability on our consolidated balance sheet that will be amortized using the interest method over the estimated life of the HCR Royalty Purchase Agreement. As a result, we impute interest on the transaction and record non-cash interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by HCR over the life of the arrangement. We periodically assess the expected royalty payments to HCR from GSK using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability. There are a number of factors that could materially affect the amount and timing of royalty payments from GSK, all of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates, and other events or circumstances that could result in reduced royalty payments from GSK, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the HCR Royalty Purchase Agreement. Conversely, if sales of GSK’s vaccines containing QS-21 are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the life of the HCR Royalty Purchase Agreement.

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

Finite-lived intangible assets are amortized over their useful life. We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable.

Goodwill

Goodwill is tested at least annually for impairment on a reporting unit basis. We have concluded that we consist of a single reportable segment and two reporting units. We assess goodwill for impairment by performing a quantitative analysis to determine whether the fair value of our reporting units exceed their carrying value. We perform our annual impairment test as of October 31 of each year and the first step of our impairment analysis compares the fair value of each reporting unit to its net book value to determine if there is an indicator of impairment.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiary and are denominated in local currency. Approximately 1% and 18% of our cash used in operations for the years ended December 31, 2018 and 2017, respectively, was from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary, but are primarily concentrated in the Euro, pound sterling, and Swiss Franc, in large part due to our wholly-owned subsidiaries, 4-AB, a company with operations in Switzerland, and Agenus UK Limited, a company with operations in the United Kingdom as well as our subsidiary AgenTus, a company with operations in the United Kingdom and Belgium. During the year ended December 31, 2018, there has been no material change with respect to our approach toward those exposures.

We had cash, cash equivalents and short-term investments at December 31, 2018 of $53.1 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2018, however, we are subject to investment risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2(k) and 14 to the consolidated financial statements, the Company changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

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

Boston, Massachusetts

March 18, 2019

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$53,053,531	$60,186,617
Inventories	55,491	79,491
Accounts Receivable	938,141	1,134,493
Prepaid expenses	19,264,798	11,070,960
Other current assets	1,495,719	1,081,993
Total current assets	74,807,680	73,553,554
Property, plant and equipment, net of accumulated amortization and depreciation of $38,068,114 and $34,029,085 at December 31, 2018 and 2017, respectively	25,115,578	26,178,622
Goodwill	22,924,870	23,048,804
Acquired intangible assets, net of accumulated amortization of $7,471,764 and $5,461,834 at December 31, 2018 and 2017, respectively	12,338,186	14,406,650
Other long-term assets	1,214,394	1,214,394
Total assets	$136,400,708	$138,402,024
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146,061	$20,639,735
Current portion, liability related to sale of future royalties and milestones	27,443,232	-
Current portion, deferred revenue	1,814,146	4,484,882
Accounts payable	13,623,934	8,086,992
Accrued liabilities	24,551,286	21,569,449
Other current liabilities	483,557	1,657,063
Total current liabilities	68,062,216	56,438,121
Long-term debt	13,211,547	142,385,024
Liability related to sale of future royalties and milestones, net of current portion	182,817,015	-
Deferred revenue, net of current portion	1,165,143	7,748,284
Contingent purchase price consideration	3,038,000	4,373,000
Other long-term liabilities	2,773,445	3,273,387
Commitments and contingencies (Notes 16 and 20)
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 18,459 shares and zero shares designated, issued, and outstanding at December 31, 2018 and 2017, respectively	39,879,089	-
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2018 and 2017; liquidation value of $32,832,064, and $32,625,220 at December 31, 2018, and 2017, respectively	316	316
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 119,996,331 shares and 101,706,117 shares issued at December 31, 2018 and 2017, respectively	1,199,964	1,017,061
Additional paid-in capital	1,005,183,033	951,811,958
Accumulated other comprehensive loss	(1,539,367)	(2,169,354)
Accumulated deficit	(1,177,311,393)	(1,026,475,773)
Total stockholders’ deficit attributable to Agenus Inc.	(172,467,447)	(75,815,792)
Non-controlling interest	(2,078,300)	-
Total stockholders’ deficit	(174,545,747)	(75,815,792)
Total liabilities, convertible preferred stock and stockholders’ deficit	$136,400,708	$138,402,024

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Revenue:
Research and development	$19,474,672	$42,709,035	$22,393,443
Other revenues	—	168,051	179,860
Non-cash royalty revenue related to the sale of future royalties	17,308,879	—	—
Total revenues	36,783,551	42,877,086	22,573,303
Operating expenses:
Research and development	(124,600,359)	(116,125,299)	(94,971,379)
General and administrative	(37,339,748)	(33,741,183)	(33,125,690)
Contingent purchase price consideration fair value adjustment	1,335,000	3,188,000	(1,953,000)
Operating loss	(123,821,556)	(103,801,396)	(107,476,766)
Other income (expense):
Loss on early extinguishment of debt	(10,766,625)	—	—
Non-operating (expense) income	(2,183,278)	1,977,398	(2,202,336)
Interest expense, net	(25,272,557)	(18,868,494)	(17,316,073)
Net loss	(162,044,016)	(120,692,492)	(126,995,175)
Dividends on Series A-1 convertible preferred stock	(206,844)	(205,541)	(204,246)
Less: net loss attributable to non-controlling interest	(2,351,900)	—	—
Net loss attributable to Agenus Inc. common stockholders	$(159,898,960)	$(120,898,033)	$(127,199,421)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(1.44)	$(1.23)	$(1.46)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	110,772,328	98,415,414	87,070,189
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$629,987	$(615,213)	$677,536
Pension liability	—	(24,582)	(153,952)
Other comprehensive income (loss)	629,987	(639,795)	523,584
Comprehensive loss	$(159,268,973)	$(121,537,828)	$(126,675,837)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2018, 2017, and 2016

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2015	-	$—	31,620	$316	86,390,697	$863,907	$851,103,934	-	$—	$(2,053,143)	$—	$(779,187,464)	$70,727,550
Net loss												(126,995,175)	(126,995,175)
Other comprehensive income	—	—	—	—	—	—	—	—	—	523,584	—	—	523,584
Share-based compensation	—	—	—	—	—	—	13,323,616	—	—	—	—	—	13,323,616
Reclassification of liability classified option grants	—	—	—	—	—	—	(318,677)	—	—	—	—	—	(318,677)
Vesting of nonvested shares	—	—	—	—	570,037	5,701	(5,701)	(185,117)	(768,236)	—	—	—	(768,236)
Shares sold at the market	—	—	—	—	496,520	4,965	2,162,105	—	—	—	—	—	2,167,070
Issuance of director shares for compensation	—	—	—	—	23,110	231	161,332	—	—	—	—	—	161,563
Retirement of treasury shares	—	—	—	—	(188,184)	(1,882)	(1,632,554)	188,184	781,117	—	—	853,319	-
Issuance of shares for milestones	—	—	—	—	157,513	1,575	885,223	—	—	—	—	—	886,798
Exercise of stock options and employee share purchases	—	—	—	—	345,240	3,452	1,175,070	(3,067)	(12,881)	—	—	—	1,165,641
Balance at December 31, 2016	—	$—	31,620	$316	87,794,933	$877,949	$866,854,348	—	$—	$(1,529,559)	$—	$(905,329,320)	$(39,126,266)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Continued)

For the Years Ended December 31, 2018, 2017, and 2016

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss												(120,692,492)	(120,692,492)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(639,795)	—	—	(639,795)
Impact of accounting change	—	—	—	—	—	—	1,210,916	—	—	—	—	(1,292,230)	(81,314)
Shares sold under Stock Purchase Agreement	—	—			10,000,000	100,000	59,900,000	—	—	—	—	—	60,000,000
Share-based compensation	—	—	—	—	—	—	10,924,122	—	—	—	—	—	10,924,122
Reclassification of liability classified option grants	—	—	—	—	—	—	2,015,974	—	—	—	—	—	2,015,974
Vesting of nonvested shares	—	—	—	—	1,097,243	10,972	(10,972)	(155,523)	(527,223)	—	—	—	(527,223)
Shares sold at the market	—	—	—	—	1,315,288	13,153	5,546,553	—	—	—	—	—	5,559,706
Amendment to 2013 warrants	—	—	—	—	-	-	731,498	—	—	—	—	—	731,498
Retirement of treasury shares	—	—	—	—	(155,523)	(1,555)	(1,363,937)	155,523	527,223	—	—	838,269	—
Issuance of shares for milestones	—	—	—	—	373,351	3,734	1,482,203	—	—	—	—	—	1,485,937
Issuance of stock for acquisition of SECANT yeast display technology	—	—	—	—	999,317	9,993	3,537,582	—	—	—	—	—	3,547,575
Exercise of stock options and employee share purchases	—	—	—	—	281,508	2,815	983,671	—	—	—	—	—	986,486
Balance at December 31, 2017	—	$—	31,620	$316	101,706,117	$1,017,061	$951,811,958	—	$—	$(2,169,354)	$—	$(1,026,475,773)	$(75,815,792)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Continued)

For the Years Ended December 31, 2018, 2017, and 2016

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss											(2,351,900)	(159,692,116)	(162,044,016)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	629,987	—		629,987
Adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	8,856,496	8,856,496
AgenTus share distribution	—	—	—	—	—	—	—	—	—	—	273,600	—	273,600
Share-based compensation	—	—	—	—	—	—	7,351,528	—	—	—	—	—	7,351,528
Vesting of nonvested shares	—	—	—	—	53,050	531	(531)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	17,798,688	177,987	44,740,563	—	—	—	—	—	44,918,550
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $122,000	18,459	39,879,089	—	—	—	—	—	—	—	—	—	—	—
Payment of consultant in shares	—	—	—	—	25,670	257	49,743	—	—	—	—	—	50,000
Exercise of stock options and employee share purchases	—	—	—	—	412,806	4,128	1,229,772	—	—	—	—	—	1,233,900
Balance at December 31, 2018	18,459	$39,879,089	31,620	$316	119,996,331	$1,199,964	$1,005,183,033	—	$—	$(1,539,367)	$(2,078,300)	$(1,177,311,393)	$(174,545,747)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(162,044,016)	$(120,692,492)	$(126,995,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,288,001	6,006,299	4,947,787
Share-based compensation	7,625,128	12,428,655	13,188,364
Non-cash royalty revenue	(17,308,879)	—	—
Non-cash interest expense	24,598,564	18,242,299	16,530,437
Loss on disposal of assets	145,009	23,558	14,733
Change in fair value of contingent obligations	(1,335,000)	(3,188,000)	1,953,000
Gain on issuance of stock for settlement of milestone obligation	—	(566,488)	—
Loss on extinguishment of debt	10,766,625	—	—
Changes in operating assets and liabilities:
Accounts receivable	196,352	10,217,529	(1,549,798)
Inventories	24,000	8,709	-
Prepaid expenses	(8,209,703)	(8,453,082)	(650,824)
Accounts payable	5,366,711	1,647,430	419,708
Deferred revenue	(397,382)	(2,722,020)	(3,939,619)
Accrued liabilities and other current liabilities	3,303,559	(4,848,372)	18,275,940
Other operating assets and liabilities	(113,486)	(2,329,168)	(2,155,364)
Net cash used in operating activities	(131,094,517)	(94,225,143)	(79,960,811)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	6,187	120,000	—
Purchases of plant and equipment	(3,597,107)	(3,120,357)	(12,519,738)
Purchases of available-for-sale securities	—	(14,936,047)	(54,884,101)
Proceeds from sale of available-for-sale securities	—	20,000,000	85,000,000
Net cash provided by (used in) investing activities	(3,590,920)	2,063,596	17,596,161
Cash flows from financing activities:
Net proceeds from sale of equity	44,918,550	65,559,706	2,167,070
Net proceeds from sale of C-1 Preferred Stock	39,879,089	—	—
Proceeds from employee stock purchases and option exercises	1,233,900	986,486	1,183,598
Purchase of treasury shares to satisfy tax withholdings	—	(527,223)	(667,050)
Proceeds from issuance of long-term debt	—	15,000,000	—
Debt issuance costs	—	(150,000)	—
Proceeds from sale of future royalties	204,878,400	—	—
Transaction costs from sale of future royalties and milestones	(494,394)	—	—
Repayments of debt	(161,847,220)	—	—
Payment under a purchase agreement for in-process research and development	—	—	(5,000,000)
Payment of capital lease obligation	(283,408)	(330,744)	(144,658)
Net cash provided by (used in) financing activities	128,284,917	80,538,225	(2,461,040)
Effect of exchange rate changes on cash	(732,566)	361,923	(429,167)
Net decrease in cash and cash equivalents	(7,133,086)	(11,261,399)	(65,254,857)
Cash and cash equivalents, beginning of period	60,186,617	71,448,016	136,702,873
Cash and cash equivalents, end of period	$53,053,531	$60,186,617	$71,448,016
Supplemental cash flow information:
Cash paid for interest	$1,171,085	$1,120,000	$1,120,000
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$299,637	$968,400	$695,466
Issuance of common stock, $0.01 par value, issued in connection with the settlement of milestone obligation	—	1,485,937	886,798

Issuance of common stock, $0.01 par value, issued to directors as compensation	—	—	161,332
Issuance of common stock, $0.01 par value, in connection with the acquisition of the SECANT yeast display technology	—	3,547,575	—
Issuance of common stock, $0.01 par value, in connection with payment to consultant	50,000	—	—

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company with a pipeline of immune modulating antibodies, cancer vaccines, adjuvants and adoptive cell therapies dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer. Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. In addition to a diverse pipeline we have assembled fully integrated capabilities including novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard.  Leveraging from our science and capabilities we have forged important partnerships to advance our innovation.

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

Our cash, cash equivalents, and short-term investments at December 31, 2018 were $53.1 million, a decrease of $7.1 million from December 31, 2017.

	(Unaudited)
	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Cash and cash equivalents	$52.3	$43.2	$46.2	$53.1
Increase (decrease) in cash and cash equivalents	$(7.8)	$(9.2)	$3.0	$6.9
Cash used in operating activities	$(40.2)	$(30.5)	$(24.6)	$(35.8)
Reported net loss	$(54.3)	$(25.2)	$(33.7)	$(48.8)

We have incurred significant losses since our inception. As of December 31, 2018, we had an accumulated deficit of $1.18 billion. Since our inception, we have successfully financed our operations through the sale of equity, notes, corporate partnerships, and interest income. We believe that, based on our current plans and activities, including additional funding we received in connection with our transactions with Gilead subsequent to December 31, 2018, our cash on-hand will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities. Our ability to address our future liquidity needs will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Agenus and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Non-controlling interest in the consolidated financial statements represents the portion of AgenTus Therapeutics not owned by Agenus.

(b) Segment Information

We are managed and currently operate as two segments. However, we have concluded that our two operating segments meet all three criteria required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting to be aggregated into one reportable segment. The aggregation of our two operating segments into one reportable segment is consistent with the objectives and basic principles of ASC 280. Our two operating segments have similar economic characteristics and are both similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we do not have separately reportable segments as defined by ASC 280.

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

(e) Investments

We classify investments in marketable securities at the time of purchase. Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method. At both December 31, 2018 and 2017 we had no holdings classified as investments.

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

(g) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost has been determined using standard costs that approximate the first-in, first-out method. Inventory as of December 31, 2018 and 2017 consisted solely of finished goods.

(h) Accounts Receivable

Accounts receivable are amounts due from our collaboration partner as a result of research and development services provided and reimbursements under co-funded research and development programs. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2018 and 2017, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(i) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $4.3 million, $3.8 million, and $2.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

(j) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments, excluding our outstanding debt as of December 31, 2017, approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $14.1 million and $129.1 million at December 31, 2018 and 2017, respectively.

(k) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. We adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) on January 1, 2018 using the modified retrospective method- i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our goods and services and will provide financial statement readers with enhanced disclosures. The details of the significant changes and quantitative impact of the changes are disclosed in Note 14.

For the years ended December 31, 2018, 2017 and 2016, 43%, 87% and 87%, respectively, of our revenue was earned from one collaboration partner.

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s contracts with customers in Note 14.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative stand-alone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative stand-alone selling prices. Determining the amount of the transaction price to allocate to each separate performance obligation requires significant judgement, which is discussed in further detail for each of the Company’s contracts with customers in Note 14.

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

Impact of Adopting ASC 606 on the Consolidated Financial Statements

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

Impact of ASC 606 on the Consolidated Financial Statements

In accordance with Topic 606, the disclosure of the impact of adoption to our consolidated statements of income and balance sheets was as follows (in thousands):

	Year ended December 31, 2018
	As Reported Under ASC 606	Adjustments	Notes	Balances without Adoption of ASC 606
Consolidated Balance Sheet Data:
Current portion, deferred revenue	1,814	1,001	(1)	2,815
Deferred revenue, net of current portion	1,165	4,695	(1)	5,860
Accumulated deficit	(1,177,311)	(5,696)	(2)	(1,183,007)

Consolidated Statement of Operations Data:
Research and development revenue	$19,475	$3,160	(3)	$22,635
(1)

Adjustment to deferred revenue to reflect recognition of revenue under ASC 605 primarily attributable to the change in the timing of revenue recognition for amounts received under the Incyte Collaboration Agreement, see Note 14.

(2)	Adjustment to accumulated deficit to reflect the reversal of the cumulative transition adjustment and the difference in revenue from ASC 606 to ASC 605, see Note 14.
(3)

Adjustment to reflect the difference in revenue recognition from ASC 606 to ASC 605 primarily attributable to the change in recognition of an upfront fee related to the GSK License and Amended Supply Agreements, see Note 14.

(l) Foreign Currency Transactions

Gains and losses from our foreign currency based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other (expense) income. We do not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. We recorded a foreign currency loss of $2.2 million for the year ended December 31, 2018, a foreign currency gain of $1.9 million for the year ended December 31, 2017, and a foreign currency loss of $2.1 million for the year ended December 31, 2016.

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

(n) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. Share-based compensation expense is recognized based on the estimated grant date fair value. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur. The non-cash charge to operations for non-employee awards with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. See Note 12 for a further discussion on share-based compensation.

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

As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act, including the impacts described below.

The impacts of the Act relate to the reduction in the U.S. corporate income tax rate to 21 percent, which resulted in re-measuring our deferred tax assets and liabilities using the new 21 percent federal tax rate. This did not result in any net tax expense or benefit as there were corresponding and offsetting impacts to our deferred tax asset valuation allowance. For the years ended December 31, 2018 and 2017, we recognized no transition tax as a result of our accumulated losses since inception of our foreign subsidiaries, beginning in 2002. We have elected to account for global intangible low-taxed income (“GILTI”) as a period expense. During the year ended December 31, 2018 we recognized no changes to the 2017 enactment-date provisional amounts.

(p) Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2018, 2017, and 2016, as they would be anti-dilutive:

	Year Ended
	2018	2017	2016
Warrants	2,900,000	4,351,450	4,351,450
Stock options	18,613,822	14,366,787	11,693,400
Nonvested shares	2,213,967	1,313,550	1,942,476
Series A-1 convertible preferred stock	333,333	333,333	333,333
Series C-1 convertible preferred stock	18,459,000	-	-

(q) Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Annually we assess whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. We perform our annual impairment test as of October 31 of each year. The first step of our impairment analysis compares the fair value of our reporting units to their net book value to determine if there is an indicator of impairment. We operate as two reporting units. ASC 350, Intangibles, Goodwill and Other states that if the carrying value of a reporting unit is negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. No goodwill impairment has been recognized for the periods presented.

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

(u) Recent Accounting Pronouncements

Recently Issued and Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from the implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards require an entity to recognize revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new standard on January 1, 2018, by using the modified-retrospective method. See Note 2 (k) and Note 14.

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

Recently Issued, Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for us on January 1, 2019, and requires a modified retrospective transition approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified.

In July 2018, the FASB issued ASU 2018-11, which provides companies an additional, optional, transition method. This optional method allows companies to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have elected this transition approach, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the existing guidance in ASC 840. We adopted the standard on January 1, 2019 and have used the effective date as our date of initial application. We expect to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows us to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs.

We are still assessing the impact of adopting Topic 842, and currently expect to recognize additional lease liabilities and right-of-use assets as of January 1, 2019, related to our operating leases. Refer to Note 16 for details on our current lease arrangements. We further expect to provide enhanced new disclosures about our leasing arrangements in our financial statements for future periods. We do not expect that the new standard will have a material impact on our consolidated statement of operations or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the impact of adoption of ASU 2018-07 on our consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in ASC 808 to align with ASC 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adoption of ASU 2018-18 on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the year ended December 31, 2018 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

(5) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2018 (in thousands):

Balance, December 31, 2017	$23,049
Effect of foreign currency	(124)
Balance, December 31, 2018	$22,925

Acquired intangible assets consisted of the following at December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,509	$(6,147)	$10,362
Trademarks	4.5 years	820	(820)	-
Other	2-6 years	569	(505)	64
In-process research and development	Indefinite	1,912	—	1,912
Total		$19,810	$(7,472)	$12,338

	As of December 31, 2017
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,545	$(4,290)	$12,255
Trademarks	4.5 years	826	(711)	115
Other	2-6 years	570	(461)	109
In-process research and development	Indefinite	1,928	—	1,928
Total		$19,869	$(5,462)	$14,407

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2018, 2017, and 2015 was $2.0 million, $2.3 million and $2.2 million, respectively. Amortization expense related to acquired intangibles is estimated at $1.9 million for 2019, $1.9 million for each of 2020, 2021, and 2022 and $1.4 million for 2023.

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

(6) Investments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$29,948	$29,948	$57,036	$57,036

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as of December 31, 2018, 2017 and 2016.

All the investments listed above have been classified as cash equivalents on our consolidated balance sheet as of December 31, 2018 and 2017, respectively.

(7) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017	Estimated Depreciable Lives
Land	$2,230	$2,230	Indefinite
Building and building improvements	5,451	4,682	35 years
Furniture, Fixtures, and other	3,984	5,409	3 to 10 years
Laboratory and manufacturing equipment	18,993	17,438	4 to 10 years
Leasehold improvements	24,525	23,415	2 to 12 years
Software and computer equipment	8,001	7,034	3 years
	63,184	60,208
Less accumulated depreciation and amortization	(38,068)	(34,029)
Total	$25,116	$26,179

(8) Income Taxes

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2015 through 2018. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2014 and prior. However, net operating losses from the tax year 2014 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2018, we had available net operating loss carryforwards of $795.7 million and $300.4 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, $85.3 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire between 2019 and 2038. Our ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $8.9 million and $11.9 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2019 and 2038 and 2019 and 2029, respectively. Additionally, we have $0.2 million of state investment tax credits, available to offset future taxable income and expire between 2019 and 2021. We also have foreign income tax net operating loss carryforwards of approximately $1.8 million which are available to offset future foreign taxable income, if any, and expire between 2019 and 2024.  The potential impacts of such provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are presented below (in thousands).

	2018	2017
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$182,557	$185,535
Foreign net operating loss carryforwards	1,524	16,209
Research and development tax credits	18,507	19,597
Share-based compensation	4,824	8,249
Intangible Assets	36,217	—
Interest expense carryforward	6,555	—
Other	4,882	6,221
Total deferred tax assets	255,066	235,811
Less: valuation allowance	(254,315)	(232,443)
Net deferred tax assets	751	3,368
Foreign intangible assets	(1,063)	(1,178)
Other	(406)	(2,782)
Deferred tax liabilities	(1,469)	(3,960)
Net deferred tax liability	$(718)	$(592)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $21.9 million during the year ended December 31, 2018, while the valuation allowance decreased by $63.1 during the year ended December 31, 2017, which was primarily related to the “Tax Cuts and Jobs Act”, which reduced the federal tax rate from 34% to 21%.

Income tax benefit was nil for the years ended December 31, 2018, 2017 and 2016. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% in 2018 and 34% in 2017 and 2016 to loss before income taxes as a result of the following (in thousands).

	2018	2017	2016
Computed “expected” Federal tax benefit	$(34,029)	$(41,035)	$(42,781)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	24,233	(63,868)	35,471
(Decrease) increase due to uncertain tax positions	7	—	(203)
Foreign income inclusion	11,089	—	—
State and local income benefit, net of Federal income tax benefit	(11,708)	(4,561)	(3,452)
Change in federal tax rate	—	104,764	—
Foreign rate differential	956	2,084	4,398
Other, net	9,452	2,616	6,567
Income tax benefit	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance, January 1	$4,349	$5,278	$5,481
Increase related to current year positions	—	—	—
Increase (decrease) related to previously recognized positions	7	—	(203)
Decrease related to change in federal tax rate	—	(929)	—
Balance, December 31	$4,356	$4,349	$5,278

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(9) Accrued and Other Current Liabilities

Accrued liabilities consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Payroll	$8,770	$7,790
Professional fees	3,528	2,021
Contract manufacturing costs	5,947	5,528
Research services	5,348	4,663
Other	958	1,567
Total	$24,551	$21,569

(10) Equity

Effective June 14, 2016, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 140,000,000 to 240,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to both our Series C-1 Convertible Preferred Stock and our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $1.2 million or $38.33 per share, and $1.0 million, or $31.79 per share, at December 31, 2018 and 2017, respectively.

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

During September 2013, we sold approximately 3,333,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock in a registered direct public offering raising net proceeds of approximately $9.5 million, after deducting offering expenses. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.3 of a share of common stock. Subject to certain ownership limitations, the warrants became exercisable beginning 6 months following issuance and will expire five years from the date they become exercisable, at an exercise price of $3.75 per share. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. As of the year ended December 31, 2018 all warrants remain unexercised.

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

In October 2017, we filed, and the SEC declared effective, a Registration Statement on Form S-3 (the “2017 Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The 2017 Registration Statement included a prospectus covering the offering, issuance and sale of up to 15 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) entered into with Cantor Fitzgerald & Co. (the “Sales Agent”) on October 30, 2017. Pursuant to the Sales Agreement, sales will be made only upon instructions by us to the Sales Agent, and we cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. On October 18, 2017, we exercised our right under that certain At Market Issuance Sales Agreement by and between us and MLV & Co. LLC, dated as of October 10, 2014 (the “2014 ATM Program”) to terminate the 2014 ATM Program, which termination took effect upon the effectiveness of the 2017 Registration Statement. During the year ended December 31, 2018, we sold 1,920,368 shares of our common stock in at-the-market offerings under the Sales Agreement. We terminated the Sales Agreement with Cantor Fitzgerald & Co. in May 2018.

In May 2018 we entered into an At Market Issuance Sales Agreement (the “Agreement”) with B. Riley FBR, Inc. (“BRFBR”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to 20 million shares of our common stock through BRFBR as our sales agent. The issuance and sale of the shares under the Agreement are made pursuant to our 2017 Registration Statement. In December 2018, we filed a prospectus supplement with the SEC in connection with the offer and sale of up to an additional 30 million shares from time to time pursuant to the Agreement. During the year ended December 31, 2018, we sold 15,878,320 shares of our common stock in at-the-market offerings under the Agreement.

(11) Series C-1 Convertible Preferred Stock

In October 2018, we entered into a Stock Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which we issued and sold an aggregate of 18,459 shares of Series C-1 Convertible Preferred Stock (the “C-1 Preferred Shares”), at a purchase price of $2,167 per share. Each C-1 Preferred Share is convertible into 1,000 shares of our common stock at an initial conversion price of $2.167 per share of common stock, which represents a 10% premium over the prior day’s closing price on Nasdaq. The aggregate purchase price paid by the Purchasers C-1 Preferred Shares was approximately $40,000,000.  We received net proceeds of $39.9 million after offering expenses.

The Stock Purchase Agreement requires us to register the resale of the Common Stock underlying the C-1 Preferred Shares (the “Conversion Shares”), which occurred in the fourth quarter of 2018.

The C-1 Preferred Shares have been classified as temporary or mezzanine equity on our Consolidated Balance Sheets in accordance with U.S. GAAP as the C-1 Convertible Preferred Shares contain deemed liquidation rights that are a contingent redemption feature not solely in the Company’s control.

Conversion

The C-1 Preferred Shares are convertible at the option of the stockholder into the number of shares of Common Stock determined by dividing the stated value of the C-1 Preferred Shares being converted by the conversion price of $2.167, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. We will not effect any conversion of the C-1 Preferred Shares, and a stockholder shall not have the right to convert any portion of the C-1 Preferred Shares, to the extent that, after giving effect to the conversion such stockholder would beneficially own in excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock pursuant to a notice of conversion (the “Beneficial Ownership Limitation”). By written notice to us, a Purchaser may from time to time increase or decrease the Beneficial Ownership Limitation percentage not in excess of 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares of Common Stock pursuant to a notice of conversion; provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered to the us.

Voting

The C-1 Preferred Shares do not have voting rights. However, as long as any Preferred Shares are outstanding, we may not, without the affirmative vote of the holders of a majority of the then-outstanding C-1 Preferred Shares, (i) alter or change adversely the powers, preferences or rights given to the C-1 Preferred Shares or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, our Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the C-1 Preferred Shares, regardless of whether any of the foregoing actions shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise, (ii) issue further C-1 Preferred Shares or increase or decrease (other than by conversion) the number of authorized C-1 Preferred Shares, or (iii) enter into any agreement with respect to any of the foregoing.

Dividends

The C-1 Preferred Shares are entitled to receive dividends equal (on an as-if-converted-to-Common-Stock-basis, without regard to the Beneficial Ownership Limitation) to and in the same form, and in the same manner, as dividends (other than dividends in the form of Common Stock) actually paid on shares of Common Stock when, and if paid.

Liquidation

In any liquidation or dissolution of the Company, the C-1 Preferred Shares are entitled to participate in the distribution of assets, to the extent legally available for distribution, on a pari passu basis with the Common Stock.

Redemption

If at any time while the C-1 Preferred Shares are outstanding, a) the Company effects any merger, consolidation, stock sale or other business combination (other than such a transaction in which the Company is the surviving or continuing entity and its common stock is not exchanged for or converted into other securities, cash or property), b) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions, c) any tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which more than 50% of the common stock not held by the Company or is exchanged for or converted into other securities, cash or property, or d) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant (other than as a result of a dividend, subdivision or combination covered above) to which the common stock is effectively converted into or exchanged for other securities, cash or property, (in any such case, a “Fundamental Transaction”) then, upon any subsequent conversion of the C-1 Preferred Shares, the holder shall have the right to receive, in lieu of the right to receive shares of common stock, for each share of common stock that would have been issued upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the equivalent amount of common stock.

Registration Payment Arrangement

We were required to file a registration statement covering the resale of the full number of shares no later than 30 days after the closing of the agreement and must use commercially reasonable efforts to cause the registration statement to be declared effective no later than 90 days after the closing date (no review by the SEC) or in the event of a review by the SEC, 120 days after the closing date. We filed, and the SEC declared effective this registration statement during 2018. If the registration statement is not maintained we must pay to each holder 1.0% of the holder’s ratable interest in the aggregate purchase price on the day of the filing/maintenance failure and on every thirtieth day thereafter until the filing/maintenance failure is cured, up to a maximum of 6% (six months). We currently deem the likelihood that we will ever be required to make payments under this arrangement to be remote, and as such no contingent liability has been recorded in our Consolidated Balance Sheets.

(12) Share-based Compensation Plans

Our 1999 Equity Incentive Plan, as amended (the “1999 EIP”) authorized awards of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), non-qualified stock options, non-vested (restricted) stock, and unrestricted stock for up to 2.0 million shares of common stock (subject to adjustment for stock splits and similar capital changes and exclusive of options exchanged at the consummation of mergers) to employees and, in the case of non-qualified stock options, non-vested (restricted) stock, and unrestricted stock, to consultants and directors as defined in the 1999 EIP. The plan terminated on November 15, 2009. On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, our 2009 Equity Incentive Plan (the “2009 EIP”). The 2009 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 29.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events). The Board of Directors appointed the Compensation Committee to administer the 1999 EIP and the 2009 EIP. No awards will be granted under the 2009 EIP after June 14, 2026.

On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program designed to comply with Section 423 of the Code. There are currently 166,666 shares of common stock reserved for issuance under the 2009 ESPP. Rights to purchase common stock under the 2009 ESPP are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments, the delivery of our common stock, or a combination thereof. Unless otherwise permitted by the Board of Directors, no participant may acquire more than 3,333 shares of stock in any offering period. No participant is allowed to purchase shares under the 2009 ESPP if such employee would own or would be deemed to own stock possessing 5% or more of the total combined voting power or value of the Company. No offerings will be made under the 2009 ESPP after June 10, 2019, unless amended.

Our Director’s Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. There are 425,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2018, 72,081 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 349,442 units, each representing a share of our common stock at a weighted average common stock price of $4.79, had been credited to participants’ stock accounts as of December 31, 2018. The compensation charges for this plan were immaterial for all periods presented.

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

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2018	2017	2016
Expected volatility	64%	65%	65%
Expected term in years	6	4	4
Risk-free interest rate	2.8%	1.7%	1.0%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	14,366,787	$4.22
Granted	6,195,082	4.06
Exercised	(272,493)	3.41
Forfeited	(912,514)	4.04
Expired	(763,040)	5.26
Outstanding at December 31, 2018	18,613,822	$4.15	7.31	$1,320,643
Vested or expected to vest at December 31, 2018	18,613,822	$4.15	7.31	$1,320,643
Exercisable at December 31, 2018	10,083,270	$4.24	5.94	$2,577

The weighted average grant-date fair values of options granted during the years ended December 31, 2018, 2017, and 2016, was $1.23, $1.97, and $4.65, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2018 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016, determined on the dates of exercise, was $399,000, $132,000, and $445,000, respectively.

During 2018, 2017, and 2016, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated March 31, 2016, March 2, 2018 and August 6, 2018. In March 2016 and March 2018, our Board of Directors approved certain awards subject to forfeiture in the event shareholder approval was not obtained to increase the shares available under our 2009 EIP. This approval was obtained in June 2016 and June 2018, respectively. Accordingly, these awards have a grant date of June 2016 and June 2018, respectively, with an exercise price as of the date the Board of Director's approved the awards in March 2016 and March 2018, respectively. In August 2018, our Board of Directors approved certain awards. However, the awards were not communicated until October 2018. Accordingly, these awards have a grant date of October 2018 with an exercise price as of the date the Board of Director's approved the awards in August 2018.

As of December 31, 2018, there was $9.4 million of unrecognized share-based compensation expense related to stock options granted to employees and directors for which, if all milestones are achieved, will be recognized over a weighted average period of 2.4 years.

As of December 31, 2018, unrecognized expense for options granted to outside advisors for which performance (vesting) has not yet been completed but the exercise price of the option was known was approximately $1.0 million. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility, and the risk-free interest rate, until the outside advisor completes his or her performance under the option agreement.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2018 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,313,550	$2.91
Granted	1,043,432	3.70
Vested	(53,050)	3.77
Forfeited	(89,965)	4.21
Outstanding at December 31, 2018	2,213,967	$3.20

As of December 31, 2018, there was $3.2 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 2.4 years. The total intrinsic value of shares vested during the years ended December 31, 2018, 2017, and 2016, was $242,000, $3.8 million, and $2.4 million, respectively.

Cash received from option exercises and purchases under our 2009 ESPP for the years ended December 31, 2018, 2017, and 2016, was $1.2 million, $1.0 million, and $1.2 million, respectively. We issue new shares upon option exercises, purchases under our 2009 ESPP, vesting of non-vested stock, and under the Director’s Deferred Compensation Plan. During the years ended December 31, 2018, 2017, and 2016, 140,313 shares, 121,183 shares, and 121,228 shares, were issued under the 2009 ESPP, respectively. During the years ended December 31, 2018, 2017, and 2016, 53,050 shares, 1.1 million shares, and 570,037 shares, respectively, were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the years ended December 31, 2018, 2017, and 2016, was as follows (in thousands).

	Year Ended
	2018	2017	2016
Research and development	$3,498	$6,159	$6,507
General and administrative	4,127	6,270	6,681
Total share-based compensation expense	$7,625	$12,429	$13,188

(13) License, Research, and Other Agreements

In May 2001, we entered into a license agreement with the University of Connecticut Health Center (“UConn”), which was amended in March 2003 and June 2009.  Through the license agreement, we obtained an exclusive license to patent rights resulting from inventions discovered under a research agreement that was effective from February 1998 until December 2006. The term of the license agreement ends when the last of the licensed patents expires (2024) or becomes no longer valid. UConn may terminate the agreement: (1) if, after 30 days written notice for breach, we continue to fail to make any payments due under the license agreement, or (2) we cease to carry on our business related to the patent rights or if we initiate or conduct actions in order to declare bankruptcy. We may terminate the agreement upon 90 days written notice. We are still required to make royalty payments on any obligations created prior to the effective date of termination of the license agreement. Upon expiration or termination of the license agreement due to breach, we have the right to continue to manufacture and sell products covered under the license agreement which are considered to be works in progress for a period of 6 months.  The license agreement contains aggregate milestone payments of $1.2 million for each product we develop covered by the licensed patent rights. These milestone payments are contingent upon regulatory filings, regulatory approvals and commercial sales of products. We have also agreed to pay UConn a royalty on the net sales of products covered by the license agreement as well as annual license maintenance fees beginning in May 2006. Royalties otherwise due on the net sales of products covered by the license agreement may be credited against the annual license maintenance fee obligations. As of December 31, 2018, we had paid approximately $1.0 million to UConn under the license agreement. The license agreement gives us complete discretion over the commercialization of products covered by the licensed patent rights, but also requires us to use commercially reasonable diligent efforts to introduce commercial products within and outside the United States. If we fail to meet these diligence requirements, UConn may be able to terminate the license agreement.

In March 2003, we entered into an amendment agreement that amended certain provisions of the license agreement with UConn. The amendment agreement granted us a license to additional patent rights. In consideration for execution of the amendment agreement, we agreed to pay UConn an upfront payment and to make future payments for licensed patents or patent applications. Through December 31, 2018, we have paid approximately $100,000 to UConn under the license agreement, as amended.

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

We have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $232.1 million over the term of the studies. For the years ended December 31, 2018, 2017, and 2016, $41.5 million, $35.8 million, and $23.1 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2018, we have expensed $171.7 million as research and development expenses and $173.8 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

(14) Revenue from Contracts with Customers

GSK License and Amended GSK Supply Agreements

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement”, respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. Under these agreements, GSK paid an upfront license fee of $3.0 million and agreed to pay aggregate milestones of $5.0 million. In July 2007, the Amended GSK Supply Agreement was further amended, and we were paid an additional fixed fee of $7.3 million. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of our QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which such rights expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We were also generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, but we sold these royalty rights to HCR in January 2018 pursuant to the HCR Royalty Purchase Agreement (See Note 18). The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

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

For the year ended December 31, 2018, we recognized $17.3 million in non-cash royalty revenue from GSK. For the year ended December 31, 2017, we recognized $1.0 million in research and development revenue related to the achievement of a milestone and for the year ended December 31, 2016, we did not recognize any revenue from GSK.

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

Merck Collaboration and License Agreement

During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck is responsible for the clinical development and commercialization of antibodies generated under the collaboration. There are no unsatisfied performance obligations relating to this contract. Pursuant to the XOMA Royalty Purchase Agreement (see Note 18), we sold to XOMA 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Merck, and we remain eligible to receive from Merck approximately $85.5 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as 67% of all future royalties on worldwide product sales.

For each of the years ended December 31, 2018 and 2017, we recognized $4.0 million in research and development revenue related to the achievement of milestones. For the year ended December 31, 2016, we recognized $2.2 million in research and development revenue.

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

Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we were entitled to receive from Incyte, excluding the $5.0 million milestone that we recognized in the three months ended September 30, 2018. As of December 31, 2018, we remain eligible to receive up to $450.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration, as well as 67% of all future royalties on worldwide product sales.

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

We determined that the transaction price of the Collaboration Agreement was $78.6 million as of December 31, 2018, an increase of $10.2 million from the transaction price of $68.4 million as of December 31, 2017. In order to determine the transaction price, we evaluated all the payments to be received during the duration of the contract. We determined that the fixed upfront license fee and project access fee of $10.0 million and $15.0 million, respectively, and the $53.6 million of actual and estimated variable consideration for development costs (including R&D services) and milestones constituted consideration to be included in the transaction price, which is allocated among the performance obligations.

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

For the year ended December 31, 2018, we recognized approximately $15.5 million of license and collaboration revenue. This amount included $1.3 million of the transaction price for the Collaboration Agreement recognized based on proportional performance, $10.0 million for the achievement of milestones and $4.2 million for research and development services. For years ended December 31, 2017 and 2016, we recognized approximately $37.3 million and $19.7 million, respectively, of research and development revenue.

We expect to recognize deferred research and development revenue of $0.9 million and $1.2 million for 2019 and 2020, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018. These amounts exclude amounts (milestones, R&D services and royalties) where we have a right to invoice the customer in the amount that corresponds directly with the value of the performance completed to date.

The cumulative impact of the adoption of ASC 606 for the Incyte Collaboration Agreement as of January 1, 2018 was a decrease to stockholders' deficit of approximately $6.4 million and a corresponding decrease in deferred revenue of $6.4 million.

Disaggregation of Revenue

The following table presents revenue (in thousands) for years ended December 31, 2018, 2017 and 2016, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Year ended December 31, 2018
	United States	Europe	Total
Revenue Type
Research and development services	$4,150	$—	$4,150
License and collaboration milestones	10,000	4,000	14,000
Recognition of deferred revenue	1,325	—	1,325
Non-cash royalty revenue	17,309	—	17,309
	$32,784	$4,000	$36,784

	Year ended December 31, 2017
Revenue Type
Research and development services	$14,615	$—	$14,615
License and collaboration milestones	21,000	3,994	24,994
Recognition of deferred revenue	3,100	—	3,100
Grant revenue	168	—	168
	$38,883	$3,994	$42,877

	Year ended December 31, 2016
Revenue Type
Research and development services	$16,631	$234	$16,865
License and collaboration milestones	—	2,000	2,000
Recognition of deferred revenue	3,522	—	3,522
Grant revenue	32	7	39
Service Revenue	147	—	147
	$20,332	$2,241	$22,573

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Year ended December 31, 2018	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$3,377	$-	$(1,325)	$2,052

The change in contract liabilities is primarily related to the recognition of $1.3 million of revenue in the year ended December 31, 2018. Deferred revenue related to our Collaboration Agreement with Incyte of $2.0 million as of December 31, 2018, which was comprised of the $25.0 million upfront payment, less $23.0 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $0.9 million receivable as of December 31, 2018 for R&D services provided.

In the year ended December 31, 2018, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

(15) Related Party Transactions

Our Audit and Finance Committee approved a charitable contribution to the Children of Armenia Fund (“COAF”) totaling $125,000 for 2018. Dr. Garo H. Armen, our CEO, is the founder and chairman of COAF. The 2018 charitable contribution was comprised of a cash component and a non-cash component. The cash component was $75,000, which we paid in quarterly installments. The non-cash component was $50,000, which was the estimated value of a portion of office space made available to COAF employees.

We also consider our transactions with Incyte, as disclosed in Note 14, to be related party transactions.

(16) Leases

We lease manufacturing, research and development, and office facilities under various lease arrangements. Rent expense (before sublease income) was $2.4 million, $2.6 million, and $3.3 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

We lease a facility in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, approximately 5,600 square feet of office space in New York, New York for use as corporate offices, a facility in Berkeley, California, for manufacturing and corporate offices and facilities in Charlottesville, Virginia and Cambridge, United Kingdom for research and development and corporate offices.

We previously leased facilities in Basel, Switzerland for manufacturing, research and development and corporate offices. During the year ended December 31, 2017 we terminated the lease for these facilities.

The future minimum rental payments under our facility lease agreements, which expire at various times between 2020 and 2025, are as follows (in thousands):

Year ending December 31,
2019	$2,499
2020	2,279
2021	1,874
2022	1,915
2023	1,457
Thereafter	928
Total	$10,952

In connection with the Lexington facility, we maintain a fully collateralized letter of credit of $1.0 million. No amounts had been drawn on the letter of credit as of December 31, 2018. In addition, for our properties, we are required to have an aggregate deposit of approximately $200,000 with the landlords as interest-bearing security deposits pursuant to our obligation under the leases.

We sublet a portion of our facilities and received rental payments of $541,000, $562,000, and $733,000 for the years ended December 31, 2018, 2017, and 2016, respectively. We are contractually entitled to receive rental payments of $561,000 and 578,000 in 2019 and 2020, respectively.

During 2016 and 2018, we entered into agreements which are classified as capital leases for a pieces of laboratory equipment. Both are included in our property and equipment as follows (in thousands):

	2018	2017	Estimated Depreciable Lives
Laboratory and manufacturing equipment	$1,180	$1,021	4 years
Less accumulated depreciation and amortization	(266)	(153)
Total	$914	$868

Under the terms of the capital lease agreements, we will remit payments to the lessors of $374,000 and $166,000 for the years ending December 31, 2019 and 2020, respectively.

(17) Debt

Debt obligations consisted of the following as of December 31, 2018 and 2017 (in thousands):

Debt instrument	Principal at December 31, 2018	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2018
Current Portion:
Debentures	$146	$—	$—	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(788)	13,212
Total	$14,146	$—	$—	$(788)	$13,358

Debt instrument	Principal at December 31, 2017	Non-cash Interest	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Balance at December 31, 2017
Current Portion:
Debentures	$146	$—	$—	$—	$146
Note Purchase Agreement	15,000	5,494			20,494
Total current	15,146	5,494	—	-	20,640
Long-term Portion:
2015 Subordinated Notes	14,000	—	—	(1,375)	12,625
Note Purchase Agreement	100,000	31,323	(1,362)	(201)	129,760
Total long-term	114,000	31,323	(1,362)	(1,576)	142,385
Total	$129,146	$36,816	$(1,362)	$(1,576)	$163,025

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

Note Purchase Agreement Related to Future Royalties

On September 4, 2015, we and our wholly-owned subsidiaries, Antigenics and Aronex Pharmaceuticals, Inc. (“Aronex”), entered into a NPA with Oberland Capital SA Zermatt LLC, as collateral agent (“Oberland”), an affiliate of Oberland as the lead purchaser and other purchasers. Pursuant to the terms of the NPA, on September 8, 2015 (the “Closing Date”), Antigenics issued $100.0 million aggregate principal amount of limited recourse notes (the “Notes”) to the purchasers. On November 2, 2017, following the October 20, 2017 approval of GSK’s shingles vaccine by the FDA, we exercised our option to issue an additional $15.0 million aggregate principal amount of Notes to the purchasers. On December 31, 2017 the outstanding aggregate principal amount of the Notes was $115.0 million.

In January 2018, we through our wholly-owned subsidiary, Antigenics, entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P., and certain of its affiliates (collectively “HCR”), and we used $161.9 million of the upfront proceeds from HCR to redeem all of the notes issued pursuant to the NPA, accordingly, the NPA and the Notes issued thereunder were redeemed in full and terminated. In connection with this redemption, we recorded a $10.8 million loss on early extinguishment of debt which primarily reflects the payment of premiums to fully redeem the notes and the write-off of unamortized debt issuance costs and discounts.  See Note 18 for additional information on the Royalty Purchase Agreement.

The Notes accrued interest at a rate of 13.5% per annum, compounded quarterly, from and after the Closing Date computed on the basis of a 360-day year and the actual number of days elapsed. The Notes had limited recourse and were secured solely by a first priority security interest in the royalties and accounts and payment intangibles relating thereto plus various rights of Antigenics related to the royalties under its contracts with GSK.

The redemption price was equal to the outstanding principal amount of the Notes, plus all accrued and unpaid interest thereon, plus a premium payment that would yield an aggregate internal rate of return (“IRR”) for the purchasers of 17.5% in accordance with the terms of the NPA.

In accordance with the guidance of ASC 470 Debt, we determined the NPA represents a debt transaction and does not purport to be a sale.

We recorded $849,000, $17.4 million, and $15.1 million in non-cash interest expense related to the Notes for the years ended December 31, 2018, 2017 and 2016, respectively, within our consolidated statement of operations and comprehensive loss.

In connection with the execution of the NPA, we reimbursed the purchasers for legal fees of $250,000 and incurred debt issuance costs of approximately $1.5 million. Under the relevant accounting guidance, legal fees and debt issuance costs have been recorded as a reduction to the gross proceeds. These amounts were being amortized over 12 years, the expected term of the Notes, using the effective interest rate method. In connection with the issuance of the Additional Notes, we incurred debt issuance cost of approximately $150,000. As with the costs incurred in connection with the execution of the NPA, these additional debt issuance costs have been recorded as a reduction to the gross proceeds and were being amortized over the remaining expected term of the Notes using the effective interest rate method.

Other

We have capital lease agreements that expire in June 2020 for equipment with a carrying value of approximately $0.9 million, which is included in property, plant and equipment, net on our consolidated balance sheets as of December 31, 2018. As of December 31, 2018, our remaining obligations under the capital lease agreement are approximately $468,000, of which $364,000 and $104,000 are classified as other current and other long-term liabilities, respectively, on our consolidated balance sheets.

At December 31, 2018, approximately $146,000 of debentures we assumed in our merger with Aquila Biopharmaceuticals are outstanding. These debentures carry interest at 7% and are callable by the holders. Accordingly, they are classified as short-term debt.

(18) Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the year ended December 31, 2018 (in thousands):

Year ended December 31, 2018
Liability related to sale of future royalties and milestones - beginning balance	$—
Proceeds from sale of future royalties and milestones	205,000
Non-cash royalty revenue	(17,309)
Non-cash interest expense recognized	23,104
Liability related to sale of future royalties and milestones - ending balance	210,795
Less: unamortized transaction costs	(535)
Liability related to sale of future royalties and milestones, net	$210,260

Healthcare Royalty Partners

On January 6, 2018, we, through Antigenics, entered into the HCR Royalty Purchase Agreement with HCR, which closed on January 19, 2018. Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. As part of the transaction, we reimbursed HCR for transaction costs of $100,000 and incurred approximately $500,000 in transaction costs of our own, which are presented net of the liability in the consolidated balance sheet and will be amortized to interest expense over the estimated life of the HCR Royalty Purchase Agreement. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for these royalties as revenue when earned, and we recorded the $190.0 million in proceeds from this transaction as a liability on our consolidated balance sheet that will be amortized using the interest method over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the consolidated balance sheets based on the estimated recognition of the royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

In the year ended December 31, 2018, we recognized $17.3 million of non-cash royalty revenue, and we recorded $23.1 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. Since the inception of the HCR Royalty Purchase Agreement our estimate of the effective annual interest rate over the life of the agreement increased to 16.9%, which results in a prospective interest rate of 16.0%.

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

Pursuant to the HCR Royalty Purchase Agreement, we will also be entitled to receive up to $40.4 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.3 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026.

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

XOMA

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte Corporation (“Incyte”) and Merck Sharpe & Dohme (“Merck”) under our agreements with each party (see Note 14), net of certain of our obligations to a third party and excluding the $5.0 million milestone from Incyte that we recognized in the quarter ended September 30, 2018. We retained 90% of the future milestones and 67% of the future royalties under our agreements with Incyte and Merck. Although we sold our rights to receive 33% of future royalties and 10% of future milestones, as a result of our significant continued involvement in the generation of the potential royalties and milestones, we are required to account for the full amount of these royalties and milestones as revenue when earned, and we recorded the $15.0 million in proceeds from this transaction as a liability on our consolidated balance sheet. Under the terms of the XOMA Royalty Purchase Agreement, should the percentage of milestones and royalties ultimately received by XOMA fail to repay the amount received by us at closing we would have no further obligation to XOMA.

(19) Fair Value Measurements

We measure our contingent purchase price consideration at fair value. The fair values of our Agenus Switzerland and PhosImmune contingent purchase price consideration, $2.1 million and $0.9 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of the liabilities uses assumptions we believe would be made by a market participant. The fair value of our Agenus Switzerland and PhosImmune contingent purchase price consideration is based on estimates from a Monte Carlo simulation of our market capitalization and share price, respectively, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric brownian motion, calculated daily for the life of the contingent purchase price consideration.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	3,038	—	—	3,038
Total	$3,038	$—	$—	$3,038

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	4,373	—	—	4,373
Total	$4,373	$—	$—	$4,373

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2018 (amounts in thousands):

Balance, December 31, 2017	$4,373
Change in fair value of contingent purchase price consideration during the period	(1,335)
Balance, December 31, 2018	$3,038

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

The fair value of our outstanding debt balance at December 31, 2018 and 2017 was $14.2 million and $205.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2018 and 2017 was $14.1 million and $129.1, respectively.

(20) Contingencies

We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(21) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2018, 2017, and 2016 we made discretionary contributions to the Plans of $617,000, $487,000, and $334,000, respectively. For the years ended December 31, 2018, 2017, and 2016, we expensed $617,000, $487,000, and $334,000, respectively, related to the discretionary contribution to the Plans.

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

The annual measurement date for our multiple employer benefit plan was December 31. Benefits were based upon years of service and compensation. We were required to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of our multiple employer plan in our consolidated balance sheets which, for the years ended December 31, 2018, and 2017 amounted to an adjustment to accumulated other comprehensive loss of nil and $25,000, respectively. During the year ended December 31, 2018, we made no contributions to the plan. During the year ended December 31, 2017, we contributed approximately $127,000 to our multiple employer benefit plan. In connection with the termination of our multiple employer benefit plan we recognized a settlement gain of approximately $1.5 million within operating expense for the year ended December 31, 2017. As our participation in the multiple employer benefit plan has ended, no future contributions are expected, and no future benefits are expected to be paid.

(22) Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2018, 2017 and 2016 and our long-lived assets as of December 31, 2018 and 2017 (in thousands):

	2018	2017	2016
Revenue:
United States	$32,784	$38,883	$20,332
Europe	4,000	3,994	2,241
	$36,784	$42,877	$22,573

Revenue by geographic region is allocated based on the domicile of our respective business operations.

	2018	2017
Long-lived Assets:
United States	$22,681	$22,993
Europe	3,649	4,400
Total	$26,330	$27,393

Long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(23) Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2018
Revenue	$1,636	$15,895	$12,802	$6,451
Net loss	(54,261)	(25,204)	(33,731)	(48,848)
Net loss attributable to Agenus Inc. common shareholders	(54,192)	(24,723)	(33,177)	(47,807)
Per common share, basic and diluted:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	(0.53)	(0.24)	(0.37)	(0.40)
2017
Revenue	$26,956	$4,208	$3,359	$8,354
Net loss	(17,103)	(31,713)	(36,842)	(35,035)
Net loss attributable to Agenus Inc. common shareholders	(17,154)	(31,764)	(36,893)	(35,087)
Per common share, basic and diluted:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	(0.18)	(0.32)	(0.37)	(0.35)

Net loss attributable to common stockholders per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the full fiscal year.

(24) Subsequent Events

Gilead Transaction

On December 20, 2018, we and Gilead Sciences, Inc. (“Gilead”) entered into a series of agreements, which became effective on January 23, 2019, to collaborate on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the Transaction Agreements (as defined below), we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. We will also be eligible to receive up to $1.7 billion in aggregate potential milestones.

License Agreement

Pursuant to the terms of a license agreement between the parties (the “License Agreement”), we granted Gilead an exclusive, worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize our preclinical bispecific antibody, AGEN1423, in all fields of use. Pursuant to the terms of the License Agreement, Gilead will be responsible for all of the development, manufacture and commercialization costs for any products that Gilead may develop under the License Agreement. In addition, Gilead will also receive the right of first negotiation for two of our undisclosed, preclinical antibody programs. The License Agreement will continue until all of Gilead’s applicable payment obligations under the License Agreement have been performed or have expired, or the agreement is earlier terminated. Under the terms of the License Agreement, we and Gilead each have the right to terminate the agreement for material breach by, or insolvency of, the other party. Gilead may also terminate the License Agreement in its entirety, or on a product-by-product or country-by-country basis, for convenience upon ninety (90) days’ notice. Pursuant to the terms of the License Agreement, we are eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances as described in the License Agreement.

Option and License Agreements

Pursuant to the terms of two separate option and license agreements between the parties (each, an “Option and License Agreement” and together, the “Option and License Agreements”), we granted Gilead exclusive options to license exclusively (“License Option”) our preclinical bispecific antibody, AGEN1223, and our preclinical monospecific antibody, AGEN2373 (together, the “Option Programs”), during the respective Option Periods (defined below). Pursuant to the terms of the Option and License Agreements, we have agreed to grant Gilead an exclusive, worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize AGEN1223 or AGEN2373, as applicable, in all fields of use upon Gilead’s exercise of the applicable License Option. Gilead is entitled to exercise its License Option for either or both Option Programs at any time up until ninety (90) days following Gilead’s receipt of a data package with respect to the first complete Phase 1b clinical trial for each Option Program (the “Option Period”). During the Option Period, we will be responsible for its costs and expenses related to the development of the Option Programs. After Gilead’s exercise of a License Option, if at all, Gilead would be responsible for all development, manufacture and commercialization activities relating to the relevant Option Program at Gilead’s cost and expense.

During the Option Period, we are eligible to receive milestones of up to $30.0 million in the aggregate. If Gilead exercises a License Option, it would be required to pay an upfront license exercise fee of $50.0 million for each License Option that is exercised. Following any exercise of a License Option, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate for each such Option Program, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances as described in each License and Option Agreement. For either, but not both, of the Option Programs, we will have the right to opt-in to share Gilead’s development and commercialization costs in the United State for such Option Program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. If we opt-in under one Option and License Agreement, our right to opt-in under the other Option and License Agreement automatically terminates.

Unless earlier terminated, each Option and License Agreement will continue until the earlier of (i) the expiration of the Option Period, without Gilead’s exercise of the License Option; and (ii) the date all of Gilead’s applicable payment obligations under the Option and License Agreement have been performed or have expired. Under the terms of each Option and License Agreement, we and Gilead each have the right to terminate the agreement for material breach by, or insolvency of, the other party. Gilead may also terminate an Option License Agreement in its entirety, or on a product-by-product or country-by-country basis for convenience upon ninety (90) days’ notice.

Stock Purchase Agreement

Pursuant to the terms of a stock purchase agreement between the parties (the “Stock Purchase Agreement”), Gilead purchased 11,111,111 shares of Agenus common stock (the “Shares”) for an aggregate purchase price of $30.0 million, or $2.70 per share. Gilead owned approximately 8.5% of the outstanding shares of Agenus common stock after such purchase. Under the Stock Purchase Agreement, Gilead has agreed (i) not to dispose of any of the Shares for a period of 12 months, (ii) to certain standstill provisions that generally preclude it from acquiring more than 15% of Agenus’ outstanding voting stock after taking into account the purchase of the Shares and (iii) to vote the Shares in accordance with the recommendations of our board of directors in connection with certain equity incentive plan or compensation matters for a period of 12 months. We have agreed to register the Shares for resale under the Securities Act of 1933.

Conversion of a portion of the C-1 preferred shares

In February 2019, holders of shares of Series C-1 Convertible Preferred Stock converted a portion of such shares into 3,000,000 shares of our common stock. As of March 15, 2019, 15,459 shares of Series C-1 Convertible Preferred Stock remained outstanding.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 18, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is incorporated herein by reference to the information contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.” The balance of the information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

3.6

Form of Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on October 11, 2018 and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

Exhibit No.	Description

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

4.29

Royalty Purchase Agreement dated January 6, 2018, by and among Antigenics LLC, Healthcare Royalty Partners III, L.P. and certain of its affiliates. Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2018 and incorporated herein by reference.

4.30

Royalty Purchase Agreement dated September 20, 2018, by and among Agenus Inc., Agenus Royalty Fund, LLC and XOMA (US) LLC. Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2018 and incorporated herein by reference.

4.31

Stock Purchase Agreement dated October 10, 2018, between the Company and the purchasers listed on Exhibit A thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-29089) filed on October 11, 2018 and incorporated herein by reference.

4.32(1)	Stock Purchase Agreement dated December 20, 2018, by and between Agenus Inc. and Gilead Sciences, Inc. Filed herewith.

Employment Agreements and Compensation Plans

10.1*	1999 Equity Incentive Plan, as amended. Filed as Exhibit 10.1 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2008 and incorporated herein by reference.

Exhibit No.	Description

10.1.1*	Form of Non-Statutory Stock Option. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 15, 2004 and incorporated herein by reference.

10.1.2*	Form of 2007 Restricted Stock Award Agreement. Filed as Exhibit 10.1.5 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2007 and incorporated herein by reference.

10.1.3*	Form of 2008 Restricted Stock Award Agreement. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 11, 2008 and incorporated herein by reference.

10.1.4*	Sixth Amendment to the Agenus Inc. 1999 Equity Incentive Plan. Filed as Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 27, 2009 and incorporated herein by reference.

10.2*	Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 16, 2016 and incorporated herein by reference.

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

10.7*

Employment Agreement dated December 1, 2005 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on December 7, 2005 and incorporated herein by reference.

10.7.1*

First Amendment to Employment Agreement dated July 2, 2009 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.7.2*

Second Amendment to Employment Agreement dated December 15, 2010 between Agenus Inc. and Garo Armen. Filed as Exhibit 10.12.2 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2010 and incorporated herein by reference.

10.8*	Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.14 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.9.1*

Form of Stock Option Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.15 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.9.2*

Form of Restricted Stock Award Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.16 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

Exhibit No.	Description

10.9.3*

Form of Restricted Stock Unit Agreement for the Agenus Inc. 2015 Inducement Equity Plan. Filed as Exhibit 4.17 to our Registration Statement on Form S-8 (File No. 333-209074) filed on January 21, 2016 and incorporated herein by reference.

10.10*

Form of Restricted Stock Unit Agreement for the Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K (File No. 0-29089) filed on June 30, 2015 and incorporated herein by reference.

10.11*

Contract of Employment dated February 1, 2016, by and between Agenus UK Limited and Alex Duncan. Filed as Exhibit 10.1 to our Current Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2018 and incorporated herein by reference.

10.12*

Change of Control Agreement dated February 1, 2016, by and between Agenus Inc. and Alex Duncan. Filed as Exhibit 10.2 to our Current Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2018 and incorporated herein by reference.

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

10.19(1)

Revenue Interests Assignment Agreement dated as of April 15, 2013 by and among Agenus Inc., Ingalls & Snyder Value Partners L.P., Arthur Koenig and Antigenics LLC. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-029089) for the quarter ended March 31, 2013 and incorporated herein by reference.

10.20(1)

License Agreement dated as of December 5, 2014 by and between 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.) and Ludwig Institute for Cancer Research Ltd. Filed as Exhibit 10.21 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2014 and incorporated herein by reference.

10.21.1(1)

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

10.21.2(1)

First Amendment to License, Development and Commercialization Agreement dated as of February 14, 2017 by and among Agenus Inc., Agenus Switzerland Inc. (f/k/a 4-Antibody AG) and Incyte Europe Sarl. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2017 and incorporated herein by reference.

10.22(1)

License Agreement dated March 19, 2013, as amended, by and between the University of Virginia Patent Foundation d/b/a University of Virginia Licensing and Ventures Group and Agenus Inc. (as successor by merger to PhosImmune Inc.). Filed as Exhibit 10.24 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2015 and incorporated herein by reference.

10.23(1)

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

10.24(1)

Development and Manufacturing Services Agreement dated April 14, 2017 by and between Agenus Inc. and CMC ICOS Biologics, Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2017 and incorporated herein by reference.

10.25(1)	License Agreement dated December 20, 2018, by and between Agenus Inc. and Gilead Sciences, Inc. Filed herewith.

10.26(1)	Option and License Agreement (AGEN1223) dated December 20, 2018, by and between Agenus Inc. and Gilead Sciences, Inc. Filed herewith.

10.27(1)	Option and License Agreement (AGEN2373) dated December 20, 2018, by and between Agenus Inc. and Gilead Sciences, Inc. Filed herewith.

Real Estate Leases

10.28

Lease of Premises at 3 Forbes Road, Lexington, Massachusetts dated as of December 6, 2002 from BHX, LLC, as Trustee of 3 Forbes Realty Trust, to Agenus Inc. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 8, 2003 and incorporated herein by reference.

10.28.1

First Amendment of Lease dated as of August 15, 2003 from BHX, LLC, as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2004 and incorporated herein by reference.

10.28.2

Second Amendment of Lease dated as of March 7, 2007 from BHX, LLC as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2007 and incorporated herein by reference.

10.28.3

Third Amendment to Lease dated April 23, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2008 and incorporated herein by reference.

10.28.4

Fourth Amendment to Lease dated September 30, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.28.5

Fifth Amendment to Lease dated April 11, 2011 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2011 and incorporated herein by reference.

10.29

Standard Form of Office Lease dated December 13, 2012 between 149 Fifth Ave. Corp. and Agenus Inc.  Filed as Exhibit 10.22 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2012 and incorporated herein by reference.

Sales Agreement

10.30

Sales Agreement dated May 11, 2018 by and between Agenus Inc. and B. Riley FBR, Inc. Filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Company on May 11, 2018 and incorporated by reference.

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

Dated: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 18, 2019
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/s/ CHRISTIAN CORTIS, PH.D.	Chief Strategy Officer and Head of Finance	March 18, 2019
Christian Cortis, Ph.D.	(Principal Financial Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 18, 2019
Christine M. Klaskin	(Principal Accounting Officer)

/S/ ULF WIINBERG	Director	March 18, 2019
Ulf Wiinberg

/S/ BRIAN CORVESE	Director	March 18, 2019
Brian Corvese

/S/ WADIH JORDAN	Director	March 18, 2019
Wadih Jordan

/S/ ALLISON JEYNES-ELLIS	Director	March 18, 2019
Allison Jeynes-Ellis

/S/ TIMOTHY R. WRIGHT	Director	March 18, 2019
Timothy R. Wright