Form 10-Q
period 2019-03-31
AGENUS INC
filed 2019-05-10
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	AGEN	The Nasdaq Capital Market

Number of shares outstanding of the issuer’s Common Stock as of May 6, 2019: 134,258,564 shares

Agenus Inc.

Three Months Ended March 31, 2019

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018 (Unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2019 and 2018 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	28

PART II
ITEM 1A.	Risk Factors	29
ITEM 6.	Exhibits	56
	Signatures	57

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$158,306	$53,054
Inventories	55	55
Accounts receivable	796	938
Prepaid expenses	18,115	19,265
Other current assets	1,851	1,496
Total current assets	179,123	74,808
Property, plant and equipment, net of accumulated amortization and depreciation of $39,301 and $38,068 at March 31, 2019 and December 31, 2018, respectively	25,704	25,116
Operating lease right-of-use assets	5,335	—
Goodwill	22,751	22,925
Acquired intangible assets, net of accumulated amortization of $7,921 and $7,472 at March 31, 2019 and December 31, 2018, respectively	11,806	12,338
Other long-term assets	1,214	1,214
Total assets	$245,933	$136,401
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$13,517	$146
Current portion, liability related to sale of future royalties and milestones	29,426	27,443
Current portion, deferred revenue	27,240	1,814
Current portion, operating lease liabilities	1,484	—
Accounts payable	12,734	13,624
Accrued liabilities	20,737	24,551
Other current liabilities	373	484
Total current liabilities	105,511	68,062
Long-term debt, net of current portion	—	13,212
Liability related to sale of future royalties and milestones, net of current portion	181,497	182,817
Deferred revenue, net of current portion	32,367	1,165
Operating lease liabilities, net of current portion	5,859	—
Contingent purchase price considerations	5,786	3,038
Other long-term liabilities	798	2,773
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 15,459 shares and 18,459 shares designated, issued, and outstanding at March 31, 2019 and December 31, 2018, respectively	33,398	39,879
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2019 and December 31, 2018; liquidation value of $32,884 at March 31, 2019	0	0
Common stock, par value $0.01 per share; 240,000,000 shares authorized; 134,206,019 and 119,996,331 shares issued at March 31, 2019 and December 31, 2018, respectively	1,342	1,200
Additional paid-in capital	1,043,575	1,005,183

Accumulated other comprehensive loss	(2,221)	(1,539)
Accumulated deficit	(1,158,830)	(1,177,311)
Total stockholders’ deficit attributable to Agenus Inc.	(116,134)	(172,467)
Non-controlling interest	(3,149)	(2,078)
Total stockholders’ deficit	(119,283)	(174,545)
Total liabilities, convertible preferred stock and stockholders’ deficit	$245,933	$136,401

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Research and development	$70,871	$1,636
Grant revenue	415	—
Non-cash royalty revenue related to the sale of future royalties	8,605	—
Total revenues	79,891	1,636
Operating expenses:
Research and development	(40,130)	(29,441)
General and administrative	(10,805)	(8,928)
Contingent purchase price consideration fair value adjustment	(2,748)	(5,016)
Operating income (loss)	26,208	(41,749)
Other expense:
Loss on early extinguishment of debt	—	(10,767)
Non-operating income	370	1,035
Interest expense, net	(9,143)	(2,781)
Net income (loss)	17,435	(54,262)
Dividends on Series A-1 convertible preferred stock	(52)	(52)
Less: net loss attributable to non-controlling interest	(1,071)	(121)
Net income (loss) attributable to Agenus Inc. common stockholders	$18,454	$(54,193)
Per common share data:
Basic net income (loss) attributable to Agenus Inc. common stockholders	$0.14	$(0.53)
Diluted net income (loss) attributable to Agenus Inc. common stockholders	0.12	(0.53)
Weighted average number of Agenus Inc. common shares outstanding:
Basic	129,700	102,576
Diluted	148,590	102,576

Other comprehensive income (loss):
Foreign currency translation loss	$(682)	$(537)
Other comprehensive loss	(682)	(537)
Comprehensive income (loss)	$17,772	$(54,730)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Quarters Ended March 31, 2019 and 2018

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2018	18	$39,879	32	$0	119,996	$1,200	$1,005,183	$(1,539)	$(2,078)	$(1,177,311)	$(174,545)
Net income (loss)									(1,071)	18,506	17,435
Other comprehensive loss	—	—	—	—	—	—	—	(682)	—		(682)
Adoption of ASC 842	—	—	—	—	—	—	—	—	—	(25)	(25)
Share-based compensation	—	—	—	—	—	—	1,843	—	—	—	1,843
Shares sold under stock purchase agreement	—	—	—	—	11,111	111	29,889				30,000
Conversion of Series C-1 convertible preferred stock	(3)	(6,481)	—	—	3,000	30	6,451	—	—	—	6,481
Payment of consultant in shares	—	—	—	—	14	0	37	—	—	—	37
Exercise of stock options and employee share purchases	—	—	—	—	85	1	172	—	—	—	173
Balance at March 31, 2019	15	$33,398	32	$0	134,206	$1,342	$1,043,575	$(2,221)	$(3,149)	$(1,158,830)	$(119,283)

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Quarters Ended March 31, 2019 and 2018

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2017	—	$—	32	$0	101,706	$1,017	$951,812	$(2,169)	$—	$(1,026,476)	$(75,816)
Net loss									(121)	(54,141)	(54,262)
Other comprehensive loss	—	—	—	—	—	—	—	(537)	—	—	(537)
Adoption of ASC 606	—	—	—	—	—	—	—	—	—	8,856	8,856
AgenTus share distribution	—	—	—	—	—	—	—	—	274	—	274
Share-based compensation	—	—	—	—	—	—	1,932	—	—	—	1,932
Vesting of nonvested shares	—	—	—	—	53	1	(1)	—	—	—	—
Shares sold at the market	—	—	—	—	1,202	12	5,246	—	—	—	5,258
Exercise of stock options and employee share purchases	—	—	—	—	320	3	1,057	—	—	—	1,060
Balance at March 31, 2018	—	$—	32	$0	103,281	$1,033	$960,046	$(2,706)	$153	$(1,071,761)	$(113,235)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$17,435	$(54,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,640	1,558
Share-based compensation	1,843	2,205
Non-cash royalty revenue	(8,605)	—
Non-cash interest expense	9,428	2,669
Loss on disposal of assets	—	75
Change in fair value of contingent obligations	2,748	5,016
Loss on extinguishment of debt	—	10,767
Changes in operating assets and liabilities:
Accounts receivable	142	6
Inventories	—	17
Prepaid expenses	1,141	27
Accounts payable	(860)	(2,818)
Deferred revenue	56,628	(473)
Accrued liabilities and other current liabilities	(2,605)	(3,524)
Other operating assets and liabilities	(2,348)	(1,514)
Net cash provided by (used in) operating activities	76,587	(40,251)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	—	5
Purchases of plant and equipment	(1,501)	(1,495)
Net cash used in investing activities	(1,501)	(1,490)
Cash flows from financing activities:
Net proceeds from sale of equity	30,000	5,258
Proceeds from employee stock purchases and option exercises	172	1,061
Proceeds from sale of future royalties	—	189,878
Transaction costs from sale of future royalties and milestones	—	(494)
Repayments of debt	—	(161,847)
Payment of finance lease obligation	(75)	(65)
Net cash provided by financing activities	30,097	33,791
Effect of exchange rate changes on cash	69	110
Net increase (decrease) in cash and cash equivalents	105,252	(7,840)
Cash and cash equivalents, beginning of period	53,054	60,187
Cash and cash equivalents, end of period	$158,306	$52,347
Supplemental cash flow information:
Cash paid for interest	$312	$276
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	173	283
Issuance of common stock, $0.01 par value, in connection with payment to consultant	38	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company with a pipeline of immune modulating antibodies, vaccines, adjuvants and adoptive cell therapies dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer. Our business is designed to drive success in I-O through speed, innovation, and effective combination therapies. In addition to a diverse pipeline, we have assembled fully integrated capabilities including novel target discovery, antibody generation, cell line development, and good manufacturing practice (“GMP”) manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard.  Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, Inc. which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” (CAR-T and TCR) programs.

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

Our cash and cash equivalents at March 31, 2019 were $158.3 million, an increase of $105.3 million from December 31, 2018.

The following table outlines our quarter end cash and cash equivalents balances and the changes therein (in millions).

Quarter Ended
March 31, 2019
Cash and cash equivalents	$158.3
Increase in cash and cash equivalents	$105.3
Cash provided by operating activities	$76.6
Reported net income	$17.4

 We have incurred significant losses since our inception. As of March 31, 2019, we had an accumulated deficit of $1.2 billion. Since our inception, we have successfully financed our operations through the sale of equity and assets, notes, corporate partnerships, and interest income. We believe that, based on our current plans and activities, our cash on-hand will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

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

Note B - Summary of Significant Accounting Policies

Except as detailed below, there have been no material changes to our significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASC 842”) which supersedes Topic 840, Leases (“ASC 840”). We adopted ASC 842 on January 1, 2019 using the alternative transition method and recorded a cumulative effect adjustment to beginning retained earnings without restating prior periods. Accordingly, all financial information and disclosures for periods before January 1, 2019 continue to be presented under the requirements of ASC 840. We elected the package of practical expedients which allowed us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that existed prior to adoption of the new standard.

At the inception of an agreement, we determine whether the contract contains a lease. If a lease is identified in an arrangement, we recognize a right-of-use asset and liability on our consolidated balance sheet and determine whether the lease should be classified as a finance or operating lease. We have elected not to recognize assets or liabilities for leases with lease terms of 12 months or less.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset by the end of the lease term, (ii) we hold an option to purchase the leased asset that we are reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.

Finance and operating lease right-of-use assets and liabilities are recognized at the lease commencement date. Lease liabilities are recognized as the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the implicit rate is not readily determinable, as is the case with all our current leases, we utilize our incremental borrowing rate at the lease commencement date. Right-of use assets are recognized based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

Operating lease payments are expensed using the straight-line method as an operating expense over the lease term, unless the right-of-use asset reflects impairment. We will then recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expense in our condensed consolidated statement of operations.

Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term, unless the lease includes a provision that either (i) results in the transfer of ownership of the underlying asset at the end of the lease term or (ii) includes a purchase option whose exercise is reasonably certain. In either of these instances, the right-of-use asset is amortized over the useful life of the underlying asset. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance lease liability.

We do not separate lease and non-lease components for any of our current asset classes when determining which lease payments to include in the calculation of its lease assets and liabilities. Variable lease payments are expensed in the period incurred. If a lease includes an option to extend or terminate the lease, we reflect the option in the lease term if it is reasonably certain the option will be exercised. Our right of use assets and lease liabilities generally exclude periods covered by renewal options and include periods covered by early termination options (based on our conclusion that it is not reasonably certain that we will exercise such options).

We account for our sublease from the perspective of a lessor. Our sublease is classified as an operating lease. We record sublease income as a reduction of operating expense.

Operating leases are recorded in “Operating lease right-of-use assets”, “Current portion, operating lease liabilities” and “Operating lease liabilities, net of current portion”, while finance leases are recorded in “Property, plant and equipment, net”, “Other current liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheet.

Impact of Adopting ASC 842 on the Condensed Consolidated Financial Statements

We recorded the following adjustments to our condensed consolidated balance sheet on the date of adoption (in thousands):

	As Reported December 31, 2018	ASC 842 Adjustment	Adjusted January 1, 2019
Condensed Consolidated Balance Sheet Data:
Operating lease right-of-use assets	$-	$5,687	$5,687
Current portion, operating lease liabilities	—	1,510	1,510
Other current liabilities	484	(95)	389
Operating lease liabilities, net of current portion	—	6,216	6,216
Other long-term liabilities	2,773	(1,921)	852
Accumulated deficit	$(1,177,311)	$(25)	$(1,177,336)

The adoption did not have an impact on our condensed consolidated statement of operations or our condensed consolidated statement of cash flows. See Note L for additional information regarding our leases.

Note C - Net Loss Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2019	2018
Amounts used for basic and diluted per share calculations:
Net income (loss) attributable to Agenus Inc. common stockholders	$18,454	$(54,193)

Weighted average number of Agenus Inc. common shares outstanding - basic	129,700	102,576

Effect of potentially dilutive securities:
Share based compensation awards	1,498	-
Series C-1 convertible preferred stock	17,392	-
Weighted average number of Agenus Inc. common shares outstanding - diluted	148,590	102,576

Net income (loss) attributable to Agenus Inc. per common share:
Basic	$0.14	$(0.53)
Diluted	$0.12	$(0.53)

Basic net income and (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for the quarter ended March 31, 2018, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2019 and 2018, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Warrants	1,900	2,900
Stock options	18,139	14,130
Non-vested shares	505	1,281
Series A-1 convertible preferred stock	333	333

Note D - Investments

Cash equivalents consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$153,841	$153,841	$29,948	$29,948

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2019 and 2018.

Note E - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2019 (in thousands):

Balance, December 31, 2018	$22,925
Foreign currency translation adjustment	(174)
Balance, March 31, 2019	$22,751

Acquired intangible assets consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,459	$(6,597)	$9,862
Trademarks	4.5 years	810	(810)	-
Other	2-6 years	567	(514)	53
In-process research and development	Indefinite	1,891	—	1,891
Total		$19,727	$(7,921)	$11,806

	As of December 31, 2018
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,509	$(6,147)	$10,362
Trademarks	4.5 years	820	(820)	-
Other	2-6 years	569	(505)	64
In-process research and development	Indefinite	1,912	—	1,912
Total		$19,810	$(7,472)	$12,338

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.4 million for the remainder of 2019, $1.9 million for each of the years ending December 31, 2020, 2021 and 2022 and $1.3 million for the year ending December 31, 2023.

Note F - Debt

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

Debt instrument	Principal at March 31, 2019	Unamortized Debt Discount	Balance at March 31, 2019
Current Portion:
Debentures	$146	$—	$146
2015 Subordinated Notes	14,000	(629)	13,371
Total	$14,146	$(629)	$13,517

Debt instrument	Principal at December 31, 2018	Unamortized Debt Discount	Balance at December 31, 2018
Current Portion:
Debentures	$146	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	(788)	13,212
Total	$14,146	$(788)	$13,358

Note G – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2019 (in thousands):

Period from December 31, 2018 to March 31, 2019
Liability related to sale of future royalties and milestones - beginning balance	$210,795
Non-cash royalty revenue	(8,605)
Non-cash interest expense recognized	9,253
Liability related to sale of future royalties and milestones - ending balance	211,443
Less: unamortized transaction costs	(520)
Liability related to sale of future royalties and milestones, net	$210,923

Healthcare Royalty Partners

In January 2018, we, through our wholly-owned subsidiary, Antigenics, LLC (“Antigenics”) entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P. and certain of its subsidiaries (collectively, “HCR”). Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for these royalties as revenue when earned, and we recorded the $190.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheet that will be amortized using the interest method over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the condensed consolidated balance sheets based on the estimated recognition of the royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

During the three months ended March 31, 2019, we recognized $8.6 million of non-cash royalty revenue, and we recorded $9.3 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the three months ended March 31, 2019, our estimate of the effective annual interest rate over the life of the agreement increased to 18.9%, which results in a prospective interest rate of 17.6%.

Note H - Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Payroll	$3,461	$8,770
Professional fees	2,758	3,528
Contract manufacturing costs	6,124	5,947
Research services	5,480	5,348
Other	2,914	958
Total	$20,737	$24,551

Note I - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $5.8 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

Liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$5,786	$—	$—	$5,786
Total	$5,786	$—	$—	$5,786

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$3,038	$—	$—	$3,038
Total	$3,038	$—	$—	$3,038

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2019 (in thousands):

Balance, December 31, 2018	$3,038
Change in fair value of contingent purchase price considerations during the period	2,748
Balance, March 31, 2019	$5,786

The fair value of our outstanding debt balance at both March 31, 2019 and December 31, 2018 was $14.2 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at both March 31, 2019 and December 31, 2018 was $14.1 million.

Note J - Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (each defined below and, collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019 (the “Effective Date”), we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. We are also eligible to receive up to $1.7 billion in aggregate potential milestones.

License Agreement

Pursuant to the terms of a license agreement between the parties (the “License Agreement”), we granted Gilead an exclusive, worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize our preclinical bispecific antibody, AGEN1423 (now GS-1423), in all fields of use. Pursuant to the License Agreement, Gilead is responsible for all of the development, manufacturing and commercialization costs for any products that Gilead may develop under the License Agreement. In addition, Gilead also received the right of first negotiation for two of our undisclosed antibody programs. The License Agreement will continue until all of Gilead’s applicable payment obligations under the License Agreement have been performed or have expired, or the agreement is earlier terminated. Under the terms of the License Agreement, each party has the right to terminate the agreement for material breach by, or insolvency of, the other party. Gilead may also terminate the License Agreement in its entirety, or on a product-by-product or country-by-country basis, for convenience upon ninety (90) days’ notice. Pursuant to the terms of the License Agreement, we are eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances as described in the License Agreement. We filed an investigational new drug (“IND”) application for AGEN1423 (now GS-1423) in February 2019, and the IND was accepted by the FDA in March 2019.

Option and License Agreements

Pursuant to the terms of two separate option and license agreements between the parties (each, an “Option and License Agreement” and together, the “Option and License Agreements”), we granted Gilead exclusive options to license exclusively (“License Option”) our bispecific antibody, AGEN1223, and our monospecific antibody, AGEN2373 (together, the “Option Programs”), during the respective Option Periods (defined below). Pursuant to the terms of the Option and License Agreements, we agreed to grant Gilead an exclusive, worldwide license under our intellectual property rights to develop, manufacture and commercialize AGEN1223 or AGEN2373, as applicable, in all fields of use upon Gilead’s exercise of the applicable License Option. Gilead is entitled to exercise its License Option for either or both Option Programs at any time up until ninety (90) days following Gilead’s receipt of a data package with respect to the first complete Phase 1b clinical trial for each Option Program (the “Option Period”). During the Option Period, we are responsible for the costs and expenses related to the development of the Option Programs. After Gilead’s exercise of a License Option, if at all, Gilead would be responsible for all development, manufacturing and commercialization activities relating to the relevant Option Program at Gilead’s cost and expense.

During the Option Period, we are eligible to receive milestones of up to $30.0 million in the aggregate. If Gilead exercises a License Option, it would be required to pay an upfront license exercise fee of $50.0 million for each License Option that is exercised. Following any exercise of a License Option, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate for each such Option Program, as well as tiered royalty payments on aggregate net sales. For either, but not both, of the Option Programs, we will have the right to opt-in to share Gilead’s development and commercialization costs in the United States for such Option Program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. If we opt-in under one Option and License Agreement, our right to opt-in under the other Option and License Agreement automatically terminates.

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

Stock Purchase Agreement

Pursuant to the terms of a stock purchase agreement between the parties (the “Stock Purchase Agreement”), Gilead purchased 11,111,111 shares of Agenus common stock (the “Shares”) for an aggregate purchase price of $30.0 million, or $2.70 per share. Gilead owned approximately 8.5% of the outstanding shares of Agenus common stock after such purchase. Under the Stock Purchase Agreement, Gilead has agreed (i) not to dispose of any of the Shares for a period of 12 months, (ii) to certain standstill provisions that generally preclude it from acquiring more than 15% of Agenus’ outstanding voting stock after taking into account the purchase of the Shares and (iii) to vote the Shares in accordance with the recommendations of the Agenus board of directors in connection with certain equity incentive plan or compensation matters for a period of 12 months. We have agreed to register the Shares for resale under the Securities Act of 1933.

Collaboration Revenue

We identified the following performance obligations under the Gilead Collaboration Agreements: (1) the license that we granted to Gilead pursuant to the License Agreement (the “AGEN1423 License”), (2) our obligation to complete manufacturing and know-how tech transfer activities to Gilead pursuant to the License Agreement to enable Gilead or its third party CMO to manufacture the licensed antibody (the “AGEN1423 Technology Transfer”), (3) our obligation to advance development of AGEN1223 to the option exercise point pursuant to the AGEN1223 Option and License Agreement (such development activities, the “AGEN1223 R&D Services”), and (4) our obligation to advance development of AGEN2373 to the option exercise point pursuant to the AGEN2373 Option and License Agreement (such development activities, the “AGEN2373 R&D Services”).

We determined that the AGEN1423 License was both capable of being distinct and distinct within the context of the contract given both the advanced stage of development and that the IND was anticipated to be accepted within a short period of time after the Effective Date. Gilead can begin deriving benefit from the license prior to the AGEN1423 Technology Transfer being completed. The technology transfer plan includes an extensive list of items to be transferred over time and is separate from the transfer of the AGEN1423 License which occurred at contract inception. As a result, we concluded that the AGEN1423 License and AGEN1423 Technology Transfer are separate performance obligations.

We considered whether the AGEN1223 R&D Services and AGEN2373 R&D Services were distinct from one another and from the performance obligations related to AGEN1423. We determined that the research and development services related to each antibody were both capable of being distinct and distinct within the context of the contract given that each program is governed by a separate option agreement with a separate development plan. The services performed to develop each program are independent of one another, and the antibodies are in different stages of development. We concluded that the AGEN1223 R&D Services and AGEN2373 R&D Services are separate performance obligations.

We determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer, and as such the total upfront fixed consideration of license and research and development fees totaling $120.0 million would be included in the total transaction price. In addition to the fixed consideration, the variable consideration milestones related to IND acceptance for each of the three antibodies was also included in the transaction price. We determined that based on the likelihood of the triggering event occurring for the acceptance of each IND filling, the most likely amount for each of the three milestones was the stated value, totaling $22.5 million. The variable consideration related to each performance obligation will be allocated entirely to that specific performance obligation. The remaining fixed consideration will be allocated using the relative standalone selling price method.

We determined the estimated standalone selling price of the AGEN1423 License by applying a risk adjusted, net present value, estimate of future cash flow approach. We determined the estimated standalone selling price of the AGEN1423 Technology Transfer, and AGEN1223 R&D Services and AGEN2373 R&D Services by using the estimated costs of satisfying these performance obligations, plus an appropriate margin for such services.

Revenue attributable to the AGEN1423 License was recognized at a point-in-time, upon delivery of the license to Gilead at the Effective Date. The AGEN1423 Technology Transfer, and AGEN1223 R&D Services and AGEN2373 R&D Services are satisfied over time and revenue attributable to these performance obligations will be recognized as the related services are being performed using the input of costs incurred over total costs expected to be incurred. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligations to Gilead. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended March 31, 2019, we recognized $70.3 million of license and collaboration revenue related to the Gilead Collaboration Agreement. This amount included $4.8 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of quarter end. We expect to recognize deferred research and development revenue of $18.4 million, $33.1 million, and $20.8 million for the remainder of 2019, 2020, and 2021, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019.

Incyte Collaboration Agreement

For the three months ended March 31, 2019, we recognized approximately $0.6 million of research and development revenue. This amount included $0.2 million of the transaction price for the collaboration agreement (“Incyte Collaboration Agreement”) we entered into with Incyte Corporation (“Incyte”) recognized based on the partial satisfaction of the over time performance obligations as of quarter end and $0.4 million for research and development services. For the three months ended March 31, 2018, we recognized approximately $1.6 million of research and development revenue. This amount included $0.5 million of the transaction price for the Incyte Collaboration Agreement recognized based on the partial satisfaction of the over time performance obligations as of quarter end and $1.2 million for research and development services.

We expect to recognize deferred research and development revenue of $0.8 million and $1.1 million for the remainder of 2019 and 2020, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019. These amounts exclude amounts (milestones, research and development services and royalties) where we have a right to invoice the customer in the amount that corresponds directly with the value of the performance completed to date.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three months ended March 31, 2019 and March 31, 2018, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations. All revenue earned in the three months ended March 31, 2019 and March 31, 2018 is attributable to our United States operations.

Three months ended March 31, 2019
United States
Revenue Type
Research and development services	$414
License fee revenue	65,500
Recognition of deferred revenue	4,957
Recognition of deferred grant revenue	415
Non-cash royalty revenue	8,605
$79,891

Three months ended March 31, 2018
Revenue Type
Research and development services	$1,162
Recognition of deferred revenue	474
$1,636

Contract Balances

Contract assets primarily relate to our rights to consideration for work completed in relation to our research and development services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, we do not have any contract assets which have not transferred to a receivable. We had no asset impairment charges related to contract assets in the period. The contract liabilities primarily relate to contracts where we received payments but have not yet satisfied the related performance obligations. The advance consideration received from customers for research and development services or licenses bundled with other promises is a contract liability until the underlying performance obligations are transferred to the customer.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2019	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$2,052	$62,000	$(4,957)	$59,095

The change in contract liabilities is primarily related to the addition of $62.0 million of deferred revenue from the Gilead Collaboration Agreement, offset by the recognition of $4.8 million of revenue related to this same agreement and $0.2 million of revenue related to the Incyte Collaboration Agreement during the three months ended March 31, 2019. Deferred revenue related to our Gilead Collaboration Agreement of $57.2 million ($72.2 million net of a $15.0 million contract asset) as of March 31, 2019, which was comprised of the $142.5 million initial transaction price, less $70.3 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied. Deferred revenue related to our Incyte Collaboration Agreement of $1.9 million as of March 31, 2019, which was comprised of the $25.0 million upfront payment, less $23.1 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the performance obligation is satisfied.

We also recorded a $0.8 million receivable as of March 31, 2019 for research and development services provided.

During the three months ended March 31, 2019, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

Note K - Share-based Compensation Plans

We primarily use the Black-Scholes option pricing model to value stock options granted to employees and non-employees, including stock options granted to members of our Board of Directors. All stock options have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the three months ended March 31, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	18,613,822	$4.15
Granted	143,000	3.10
Exercised	(291)	1.86
Forfeited	(219,822)	3.79
Expired	(24,355)	3.71
Outstanding at March 31, 2019	18,512,354	$4.14	7.07	$2,710,033
Vested or expected to vest at March 31, 2019	18,512,354	$4.14	7.07	$2,710,033
Exercisable at March 31, 2019	11,860,447	$4.38	6.10	$104,713

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2019 and 2018 were $1.58 and $2.14, respectively.

As of March 31, 2019, there was approximately $8.1 million of total unrecognized share-based compensation expense related to these stock options for which, if all milestones are achieved, will be recognized over a weighted average period of 2.4 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2019 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	2,213,967	$3.20
Granted	—	—
Vested	—	—
Forfeited	(584,285)	4.15
Outstanding at March 31, 2019	1,629,682	$2.86

As of March 31, 2019, there was approximately $3.0 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 2.2 years.

During the three months ended March 31, 2019, 84,703 shares were issued under the 2009 Employee Stock Purchase Plan and 291 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2019 and 2018, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$886	$998
General and administrative	957	1,207
Total share-based compensation expense	$1,843	$2,205

Note L – Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease a facility in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, a facility in Berkeley, California, for manufacturing and corporate offices and facilities in Charlottesville, Virginia and Cambridge, United Kingdom for research and development and corporate offices. We have subleased a small portion of the space in our Lexington facility for part of the associated head lease. These agreements expire at various times expire between 2020 and 2025.

We also have finance lease agreements for equipment used in our research and development and manufacturing activities which expire in 2020.

Lease information related to the adoption of ASC 842

The components of lease cost recorded in our condensed consolidated statement of operations were as follows (in thousands):

Three months ended March 31, 2019
Operating lease cost	$551
Finance lease cost	65
Variable lease cost	161
Sublease income	(140)
Net lease cost	$637

Variable lease cost during the three months ended March 31, 2019 primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the three months ended March 31, 2019 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was approximately $430,000. Cash paid for amounts included in the measurement of finance lease liabilities for the three months ended March 31, 2019 was immaterial.

The following table presents supplemental balance sheet information related to our leases as of March 31, 2019 (in thousands):

As of March 31, 2019
Operating Leases
Operating lease right-of-use assets	$5,335
Total operating lease right-of-use assets	5,335

Current portion, operating lease liabilities	1,484
Operating lease liabilities, net of current portion	5,859
Total operating lease liabilities	7,343

Finance Leases
Property, plant and equipment, net	885
Total finance lease right-of-use assets	885

Other current liabilities	339
Other long-term liabilities	53
Total finance lease liabilities	$392

Maturities of our operating lease liabilities in accordance with ASC 842 as of March 31, 2019 were as follows (in thousands):

Year	Operating Leases	Finance leases	Expected sublease receipts	Net future lease commitments
Remainder of 2019	$1,905	$313	$(421)	$1,797
2020	2,312	159	(578)	1,893
2021	1,907			1,907
2022	1,949			1,949
2023	1,491			1,491
Thereafter	992			992
Total	$10,556	$472	$(999)	$10,029
Less imputed interest	(3,213)	(80)
Present value of lease liabilities	$7,343	$392

The weighted-average remaining lease terms and discount rates related to our operating leases were as follows:

March 31, 2019
Weighted average remaining lease term (in years)	4.7
Weighted average discount rate	15.9%

Additional lease information related to the application of ASC 840

The following information is disclosed in accordance with ASC 840, which was applicable until December 31, 2018. As of December 31, 2018, future minimum commitments under our facility leases were as follows (in thousands):

Year ending December 31,
2019	$2,499
2020	2,279
2021	1,874
2022	1,915
2023	1,457
Thereafter	928
Total	$10,952

As of December 31, 2018, we were contractually entitled to receive rental payments of $561,000 and $578,000 in 2019 and 2020, respectively, from our sublease. Total rent expense related to operating leases, net of sublease income, was approximately $406,000 for the three months ended March 31, 2018.

Note M - Recent Accounting Pronouncements

Recently Issued and Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. We adopted the new standard on January 1, 2019 and have used the effective date as our date of initial application. See Note B and Note L.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We adopted the new standard on January 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued, Not Yet Adopted

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers, (“ASC 606”) (“ASU 2018-18”). ASU 2018-18 (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in ASC 808 to align with ASC 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adoption of ASU 2018-18 on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2019 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

AIM ™, ASV ™, AgenTus ™, Agenus ™, AutoSynVax ™, PSV ™, PhosphoSynVax ™, Prophage™, Retrocyte Display™, SECANT® and Stimulon® are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Overview

We are a clinical-stage immuno-oncology (“I-O”) company with a pipeline of immune modulating antibodies, vaccines, adjuvants and adoptive cell therapies - dedicated to becoming a leader in the discovery and development of innovative combination therapies and committed to bringing effective medicines to patients with cancer. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and good manufacturing practice (“GMP”) manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our antibody discovery platforms, including our Retrocyte Display™, SECANT® yeast display, and phage display technologies designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon® adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, Inc. (“AgenTus Therapeutics”), which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” (CAR-T and TCR) programs.

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

We have formed collaborations with companies such as Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte). In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs, and there are no longer any profit-share programs remaining under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment, we and Incyte also entered into the Stock Purchase Agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us. On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of March 31, 2019, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, we received an upfront cash payment from Gilead of $120.0 million following the closing in January 2019 and a milestone payment of $7.5 million in March 2019. We are eligible to receive up to an additional $1.7 billion in aggregate potential fees and milestones. At closing, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423 (now GS-1423). Gilead also received the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. We filed an IND for AGEN1423 (now GS-1423) and are planning to file INDs for AGEN1223 and AGEN2373 in mid-2019. We are responsible for developing the option programs up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise.  For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Gilead also received the right of first negotiation for two additional, undisclosed preclinical programs. At the closing, Gilead also purchased 11,111,111 shares of Agenus common stock for $30.0 million pursuant to a stock purchase agreement.

In addition to our antibody platforms and CPM programs, we are also advancing a series of vaccine programs to treat cancer. In January 2017, we announced a clinical trial collaboration with the National Cancer Institute (“NCI”), which is a double-blind, randomized controlled Phase 2 trial that is evaluating the effect of our autologous vaccine candidate, Prophage, in combination with pembrolizumab (Keytruda®, Merck) in patients with newly diagnosed glioblastoma. Under this collaboration, we are supplying Prophage, Merck is supplying pembrolizumab and the NCI and Brain Tumor Trials Collaborative member sites are recruiting patients and conducting the trial.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s shingles vaccine, Shingrix. In October 2017, GSK’s shingles vaccine was approved in the United States by the FDA. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We do not incur clinical development costs for products partnered with GSK. Pursuant to our agreement with HCR, we are entitled to receive up to $40.35 million in milestone payments based on GSK’s sales of Shingrix as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. We are also obligated to pay HCR approximately $25.9 million in 2021 if neither of the following Shingrix sales milestones are achieved: (i) 2019 sales exceed $1.0 billion or (ii) 2020 sales exceed $1.75 billion. GSK began selling Shingrix commercially in the fourth quarter of 2017. In February 2019, GSK reported that Shingrix sales for 2018, its first full year on the market, were over $1.0 billion.

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

In 2017, we announced the launch of a subsidiary that is advancing our cell therapy business, AgenTus Therapeutics. The subsidiary is focused on the discovery, development, and commercialization of breakthrough “living drugs” to advance cures for cancer patients. AgenTus Therapeutics licenses intellectual property assets from Agenus and has its own management and governance.

Historical Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Research and development revenue

 We recognized research and development revenue of approximately $70.9 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively. Research and development revenues in the first quarter of 2019 primarily consisted of amounts earned under our Gilead Collaboration Agreement, including $65.5 million related to the recognition of an upfront license fee. Research and development revenues in the first quarter of 2018 primarily consisted of fees earned under our Incyte Collaboration Agreement, including $1.2 million related to the reimbursement of development costs. During the three months ended March 31, 2019 and 2018, we recorded revenue of $5.0 million and $0.5 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note G to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended March 31, 2019, we recognized approximately $8.6 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 36% to $40.1 million for the three months ended March 31, 2019 from $29.4 million for the three months ended March 31, 2018. Increased expenses in the three months ended March 31, 2019 primarily relate to a $7.7 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs, a $3.9 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, and a $0.4 million increase in personnel related expenses, primarily due to increased headcount. These increases were partially offset by a $1.2 million decrease in expenses for our foreign subsidiaries, Agenus UK Limited and Agenus Switzerland.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 21% to $10.8 million for the three months ended March 31, 2019 from $8.9 million for the three months ended March 31, 2018. Increased expenses in the three months ended March 31, 2019 primarily relate to a $0.7 million increase in professional fees, a $0.4 million increase in personnel related expenses, primarily due to increased headcount, a $0.3 million increase in other general and administrative expenses and a $0.4 million increase in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and Agenus UK Limited.

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

Non-operating income

Non-operating income includes our foreign currency translation adjustment and other income or expense. Non-operating income decreased $0.6 million for the three months ended March 31, 2019, from $1.0 million for the three months ended March 31, 2018 to $0.4 million for the three months ended March 31, 2019, primarily due to our decreased foreign currency exchange gains in the first quarter of 2019 compared to the first quarter of 2018.

Interest expense, net

Interest expense, net increased to approximately $9.1 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the three months ended March 31, 2019, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2019	2018	2017	2016	Prior to 2016	Total
Antibody programs*	Various	$32,500	$97,011	$95,656	$83,920	$76,712	$385,799
Heat shock proteins for cancer	Prophage and ASV	3,319	13,235	12,499	8,202	315,189	352,444
Vaccine adjuvant	QS-21 Stimulon	349	211	222	77	13,799	14,658
Other research and development programs		3,962	14,143	7,748	2,772	67,822	96,447
Total research and development expenses		$40,130	$124,600	$116,125	$94,971	$473,522	$849,348

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.2 billion as of March 31, 2019. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and assets, notes, corporate partnerships, and interest income. From our inception through March 31, 2019, we have raised aggregate net proceeds of approximately $1.2 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 50 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. As of March 31, 2019, approximately 34.1 million shares remain available for sale under the Sales Agreement.

As of March 31, 2019, we had debt outstanding of $14.1 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020.

Our cash, cash equivalents, and short-term investments at March 31, 2019 were $158.3 million, an increase of $105.3 million from December 31, 2018. We believe that, based on our current plans and activities, our cash on-hand of $158.3 million as of March 31, 2019, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We continue to monitor the likelihood of success of our key initiatives and are prepared to discontinue funding of such activities if they do not prove to be feasible, restrict capital expenditures and/or reduce the scale of our operations.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $262.1 million over the term of the related activities. Through March 31, 2019, we have expensed $188.2 million as research and development expenses and $185.1 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.6 million, of which $8.6 million have been paid as of March 31, 2019. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash provided by (used in) operating activities for the three months ended March 31, 2019 and 2018 was $76.6 million and $40.3) million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 4% and 1% of our cash used in operations for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company formally with operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

We had cash and cash equivalents at March 31, 2019 of $158.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

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

Our net losses for the years ended December 31, 2018, 2017, and 2016, were $162.0 million, $120.7 million, and $127.0 million, respectively. During the three months ended March 31, 2019, we generated net income of $17.4 million due to the recognition of revenue related to the Gilead Collaboration Agreement. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On March 31, 2019, we had $158.3 million in cash and cash equivalents. We believe that, based on our current plans and activities, our cash on-hand will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

To date, we have financed our operations primarily through the sale of equity and assets, notes, corporate partnerships, and interest income. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaboration partners or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them or if we incur operating losses for longer than we expect, we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that are on unfavorable terms or allocate to third parties substantial portions of the potential value of these technologies.

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

In January 2018, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of Antigenics’ worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. As consideration for the purchase of the royalty rights, HCR paid $190.0 million at closing, less certain transaction expenses. Of the closing proceeds, approximately $161.9 million was used to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement with Oberland Capital SA Zermatt LLC, and we retained approximately $28.0 million of net proceeds. Antigenics is also entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. Antigenics will owe approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of GSK’s vaccines exceed $1.0 billion or (ii) 2020 sales of GSK’s vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets pursuant to a security agreement. If GSK’s sales do not achieve either of the relevant milestones and we are obligated to make the Rebate Payment, our liquidity could be materially and adversely affected.

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

Our AGEN2034 and AGEN1884 antibody programs are in potential registrational studies, but there is no guarantee that we will be successful in advancing these through clinical development on our desired timeline, if at all, or that we will be able to commercialize them successfully.

Our anti-PD-1 and anti-CTLA-4 programs (AGEN2034 and AGEN1884, respectively) are in clinical trials that included a Phase 1 dose escalation with expansion cohorts in multiple solid tumors. These molecules are now in expansion trials with both anti-PD-1 monotherapy and anti-PD-1 and anti-CTLA-4 combination trials for patients with second-line cervical cancer that are designed to support one or more Biologic License Application (“BLA”) filings in 2020. If approved, we intend to commercialize these assets in 2021. These timelines are aggressive and subject to various factors outside of our control, including patient accrual rates for our clinical trials. If our trials are unable to accrue patients at the rate we expect, we are unlikely to hit our anticipated timelines and our business and financial prospects could be materially adversely affected. In addition, in order to file a BLA and seek accelerated approval, we must also launch a confirmatory trial and have it be substantially underway at that time. We have not yet initiated a confirmatory trial. There is no guarantee that we will be able to file a BLA in 2020, if at all.

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

Even if AGEN2034 and/or AGEN1884 are approved, there is no guarantee that we will be able to successfully commercialize them or penetrate any commercial markets. We are initially targeting second line cervical cancer, which is a small subset of the overall market. We intend to use proceeds from our sales of any Biotech Electronic Security Tokens to expand the development and commercial potential of AGEN2034, but there is no guarantee that we will sell sufficient tokens, if any, to do so. See “Risk Factors—Risks Relating to Our Tokens—There is no assurance that we will sell a sufficient number of tokens, if any, to meet our business or financial goals.”

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

In June 2014, we reported positive results from a Phase 2 trial with HerpVTM, a vaccine candidate for genital herpes from our synthetic HSP peptide-based platform. The Phase 2 trial met its formal endpoints, but subjects were not followed long enough to determine whether the magnitude of the effect on viral load would be sufficient to significantly reduce the incidence, severity, or duration of herpetic lesions or reduce the risk of viral transmission. Although we have not advanced this program into a Phase 3 trial, we initiated our ASV synthetic cancer vaccine program based on our prior findings with this platform. We initiated our first clinical trial for our first AutoSynVax product candidate in 2017 and reported safety and immunogenicity of the vaccine at CIMT2018.  Although we are planning to initiate a combination trial with ASV and one or more of our antibodies, the timeline is uncertain and there is no guarantee that we will be able to do so at all. Furthermore, it is possible that research and discoveries by others will render any product candidate from this platform as obsolete or noncompetitive.

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

Our current clinical trial plans with Prophage vaccines entail one government sponsored IND in which we provide support and product supply. For third-party sponsored trials, we lack the ability to control trial design, timelines, tumor tissue procurement and data availability. For example, in January 2017, we announced a clinical trial collaboration with the NCI, whereby the NCI is conducting a double-blind, randomized controlled Phase 2 trial to evaluate the effect of Prophage vaccine in conjunction with Merck’s pembrolizumab on the overall survival rate of patients with newly diagnosed glioblastoma (“ndGBM”). In addition, the Phase 2 trial of Prophage vaccine in combination with bevacizumab in patients with surgically resectable recurrent glioma that was being conducted under the sponsorship of the Alliance for Clinical Trials in Oncology, a cooperative group of the NCI, has been closed. Our other cancer vaccine programs (ASV and PSV) are in Phase 1 and pre-clinical development, respectively, and there is no guarantee that they will successfully advance in and through the clinic. ASV also utilizes QS-21 Stimulon, and any inability or delay in securing adequate supplies of the adjuvant could have an adverse impact on the program or otherwise delay timelines. Current and future studies may eventually be terminated due to, among other things, slow enrollment, lack of probability that they will yield useful translational and/or efficacy data, lengthy timelines, or the unlikelihood that results will support timely or successful regulatory filings.

Changes in our manufacturing strategies, manufacturing problems, or increased demand may cause delays, unanticipated costs, or loss of revenue streams within or across our programs.

Our antibody programs will require substantial manufacturing development and investment to progress. We are currently progressing a portfolio of antibody programs that are at different stages of development. If these efforts are delayed or do not produce the desired outcomes, this will cause delays in development timelines and increased costs, which may cause us to limit the size and scope of our efforts and studies. In 2015, we secured our own antibody manufacturing capabilities with the purchase of a manufacturing pilot plant from XOMA Corporation, and we expect this facility to supply us with antibody drug substance requirements through clinical proof-of-concept studies. We will also need to develop or secure later phase and/or commercial manufacturing capabilities for larger, registrational studies or any commercial supply requirements. For the programs for which we will produce our own drug substance, we will continue to rely on third parties for fill-finish services and other parts of the manufacturing process. These services include the storage and maintenance of our drug substance during all stages of the manufacturing process. While we maintain insurance to cover certain potential losses, there is no guarantee that our insurance coverage will be adequate. Furthermore, we currently rely on contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to support some of our existing antibody programs. Our dependence on external CMOs for the manufacture of certain antibodies results in intrinsic risks to our performance, timelines, and costs of our accelerated development plans, and which could divert resources away from our antibody programs and/or lead to delays in the development of our product candidates. In the event that our antibody programs require progressively larger production capabilities, our options for qualified CMOs may become more limited.

To date, we have manufactured our Prophage vaccines in our Lexington, MA facility. Manufacturing of the Prophage vaccines is complex, and various factors could cause delays or an inability to supply the vaccine. Deviations in the processes controlling manufacture or deficiencies in size or quality of source material could result in production failures. Specific vulnerabilities in the process may exist in tumor types in which quality or quantity of tissue is limited. In addition, regulatory bodies may require us to make our manufacturing facility a single product facility. In such an instance, we may elect to manufacture another product candidate in our current facility and would no longer have the ability to manufacture Prophage vaccines as well.

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house, we currently do not have an alternative long-term supply partner for this adjuvant. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process with the goal of ensuring the continuous future supply of QS-21 Stimulon adjuvant.  There is no guarantee that we will be successful in these development efforts.

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

We currently have research and development operations in the United Kingdom, and we expect to pursue pathways to develop and commercialize our product candidates in both U.S. and ex-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the United Kingdom’s planned or actual withdrawal from the European Union or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting PD-1, CTLA-4, GITR, OX40, TIM-3 and LAG-3. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3 and TIM-3. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists and an anti-GITR agonist in clinical development, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting CTLA-4 and LAG-3 in clinical development, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as an anti-CTLA-4 targeting antibody in the clinic, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, and (6) Roche/Genentech has an approved anti-PD-L1 antibody. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics and Shanghai Junshi Biosciences. We are also aware of other competitors with PD-1/PD-L1 agents in clinical development, including but not limited to AbbVie, Arcus Biosciences, Boehringer Ingelheim, GSK, Beigene, Eli Lilly, Jiangsu HengRui Medicine, Macrogenics/Incyte, CytomX, Novartis, Symphogen, Jounce Therapeutics, Gilead Sciences, Janssen, Apollomics/Genor Biopharma, Fortress Biotech, CStone Pharmaceuticals, Livzon MabPharm Inc, Suzhou Alphamab, Mabspace Biosciences, Henlix Biotech Inc., Akeso Biopharma, Sichuan Kelun Pharmaceutical, CSPC ZhongQi Pharmaceutical Technology, Yuhan Corp, Lee’s Pharmaceuticals and Sinocelltech. We are also aware of competitors with pre-clinical antibodies against PD-1 or PD-L1. In addition, we are aware of competitors with clinical stage antibodies against CTLA-4, GITR, OX40, LAG-3, TIM-3 as well as our earlier stage programs such as TIGIT and CD137. As outlined above, some of these include, but are not limited to, BMS, Pfizer, Roche, Novartis, Merck, Tesaro, Regeneron, CStone Therapeutics, Eli Lilly, OncoMed, Beigene, Boehringer Ingelheim, Potenza, Arcus Biosciences, GlaxoSmithKline, AbbVie, Leap Therapeutics, Symphogen and Compass Therapeutics. Additionally, we are aware of competitors developing preclinical assets against these targets, including next generation agents. We are also aware of competitors with clinical or preclinical stage bispecifics targeting PD-1, CTLA-4, GITR, OX40, TIM-3 LAG-3 and CD137. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

We have autologous vaccine programs in development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not limited to the following: Merck markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well. We are advancing our neoantigen vaccine, AutoSynVax, in solid tumors. There are companies advancing individualized or synthetic vaccine technologies and/or patient-specific medicine techniques that compete with our HSP based vaccines including, but not limited to: Neon Therapeutics, Gritstone Oncology, Advaxis, BioNTech, Moderna/Merck, Genocea Biosciences, ISA Pharmaceuticals, Nouscom, EpiVax Inc., and Vaccibody.

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

We are aware of compounds that claim to be comparable to QS-21 Stimulon that are being used in clinical trials. Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), and (4) MPL, under development by GSK. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as Adjuvance Technologies, Inc., CSL Limited, and Novavax, Inc., as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

Both Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, and Jennifer Buell, Ph.D., our Chief Operating Officer, are integral to building our company and developing our technology. If either Dr. Armen or Dr. Buell is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen. We do not have an employment agreement with Dr. Buell. They both play an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen, Dr. Buell or any other employee.

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

We are currently in the process of pursuing external funding and partnership opportunities to advance AgenTus Therapeutics, but Agenus is currently funding such operations. There is no guarantee that external funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding, including any potential initial public offering. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or continue to use internal resources to advance them. In addition, our cell therapy assets are pre-clinical. Even if adequate funding and partnership opportunities are available, there is no guarantee that we or AgenTus Therapeutics will be successful in advancing one or more product candidates into and through clinical development. In addition, most of the efforts being made on behalf of AgenTus Therapeutics are being led by a separate AgenTus chief executive officer, utilizing Agenus’ management team and internal G&A resources. The current structure could distract management and divert Agenus resources from Agenus’ own core pipeline and programs.

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423 (now GS-1423), a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead has the exclusive right to develop and commercialize GS-1423, and we are eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. Accordingly, the timely and successful completion by Gilead of clinical development and commercialization activities will significantly affect the timing and amount of any milestones or royalties we may receive for this program. Gilead’s activities will be influenced by, among other things, the efforts and allocation of resources by Gilead, which we cannot control. With respect to the option programs, we are responsible for developing each program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $30.0 million in the aggregate. If Gilead exercises an option, it would be required to pay an upfront license exercise fee of $50.0 million for each option that is exercised. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate for each such option program, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. For either, but not both, of the option programs, we will have the right to opt-in to share Gilead’s development and commercialization costs in the United State for such option program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will receive any fees, milestones or royalties from Gilead. Similarly, there is no guarantee that we will be able to successfully advance the option programs to the option decision point, and, even if we do, there is no guarantee that Gilead will exercise its option for either program. If Gilead does not exercise its option for either of the option programs, there is no guarantee that we will be able to advance any such program ourselves or with another partner. If we wanted to partner either of the programs that are subject to a right of first negotiation with a third party other than Gilead, such discussions could be delayed and ultimately terminated as a result of Gilead’s right of first negotiation. Accordingly, we may not be able to partner either of these programs with a third party other than Gilead on attractive terms, if at all.

In addition, our collaboration with Gilead may be unsuccessful due to other factors, including, without limitation, the following:

•	Gilead may terminate any of the agreements for convenience upon 90 days’ notice;
•	Gilead has control over the development of GS-1423, and it will have control over the option programs if and when it exercises its options;
•

Gilead may change the focus of its development and commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to GS-1423 or the option programs (if exercised); and

•	Gilead may choose not to develop and commercialize GS-1423 or the option programs (if exercised) in all relevant markets or for one or more indications, if at all.

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

In February 2017, we amended the terms of our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share programs, where we and Incyte shared all costs and profits on a 50:50 basis, to royalty-bearing programs, where Incyte funds 100% of the costs and we are eligible for potential milestones and royalties. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with TIGIT reverting to Agenus and the undisclosed target reverting to Incyte, each with a potential 15% royalty to the other party on any global net sales. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. For each program in the collaboration, we serve as the lead for pre-clinical development activities through the filing of an IND, and Incyte has exclusive rights and all decision-making authority for manufacturing, clinical development and commercialization. Accordingly, the timely and successful completion by Incyte of clinical development and commercialization activities will significantly affect the timing and amount of any royalties or milestones we may receive under the collaboration agreement. In addition, in March 2017 we transferred manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in the ability of Incyte to successfully manufacture could have an adverse impact on those programs. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the collaboration agreement. In September 2018, we sold to XOMA a portion of the royalties and milestones we are entitled to receive from Incyte.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of March 31, 2019, we had spent more than 20 years and $849.3 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 30 issued United States patents and approximately 75 issued foreign patents. We also own, co-own or have exclusive rights to approximately 35 pending United States patent applications and approximately 200 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

During the period from our initial public offering on February 4, 2000 to March 31, 2019, and the three months ended March 31, 2019, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.51 and $3.73 per share, respectively. The average daily trading volume for the three months ended March 31, 2019 was approximately 1,735,552 shares, while the average daily trading volume for the year ended December 31, 2018 was approximately 1,538,510. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of May 6, 2019, we had 134,258,564 shares of common stock outstanding. All of these shares, except 11,111,111 shares of common stock sold to Gilead in January 2019, are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 31,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 50,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of the date of filing, an aggregate of approximately 62,586,933 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, the resale of which must be registered with the SEC by December 2019. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2019, warrants to purchase approximately 1,900,000 shares of our common stock with a weighted average exercise price per share of $4.92 were outstanding.

As of March 31, 2019, options to purchase 18,512,354 shares of our common stock with a weighted average exercise price per share of $4.14 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2019, we had 11,860,447 vested options and 1,629,682 non-vested shares outstanding.

As of March 31, 2019, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of March 31, 2019, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 15,459,000 shares of our common stock.

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

Date:	May 10, 2019	AGENUS INC.

/s/ CHRISTIAN CORTIS, PH.D.
Christian Cortis, Ph.D. Chief Strategy Officer and Head of Finance, Principal Financial Officer