Form 10-Q
period 2019-06-30
AGENUS INC
filed 2019-08-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 5, 2019: 137,312,825 shares

Agenus Inc.

Six Months Ended June 30, 2019

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (Unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2019 and 2018 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4.	Controls and Procedures	29

PART II
ITEM 1A.	Risk Factors	30
ITEM 5.	Other Information	57
ITEM 6.	Exhibits	58
	Signatures	59

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$121,717	$53,054
Inventories	55	55
Accounts receivable	2,205	938
Prepaid expenses	13,552	19,265
Other current assets	1,409	1,496
Total current assets	138,938	74,808
Property, plant and equipment, net of accumulated amortization and depreciation of $40,449 and $38,068 at June 30, 2019 and December 31, 2018, respectively	25,505	25,116
Operating lease right-of-use assets	6,600	—
Goodwill	23,034	22,925
Acquired intangible assets, net of accumulated amortization of $8,446 and $7,472 at June 30, 2019 and December 31, 2018, respectively	11,416	12,338
Other long-term assets	1,214	1,214
Total assets	$206,707	$136,401
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$13,679	$146
Current portion, liability related to sale of future royalties and milestones	34,647	27,443
Current portion, deferred revenue	29,540	1,814
Current portion, operating lease liabilities	1,244	—
Accounts payable	19,052	13,624
Accrued liabilities	23,227	24,551
Other current liabilities	350	484
Total current liabilities	121,739	68,062
Long-term debt, net of current portion	—	13,212
Liability related to sale of future royalties and milestones, net of current portion	177,031	182,817
Deferred revenue, net of current portion	26,244	1,165
Operating lease liabilities, net of current portion	7,286	—
Contingent purchase price considerations	5,999	3,038
Other long-term liabilities	3,101	2,773
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 12,459 shares and 18,459 shares designated, issued, and outstanding at June 30, 2019 and December 31, 2018, respectively	26,917	39,879
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2019 and December 31, 2018; liquidation value of $32,936 at June 30, 2019	0	0
Common stock, par value $0.01 per share; 400,000,000 and 240,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 137,259,209 and 119,996,331 shares issued at June 30, 2019 and December 31, 2018, respectively	1,373	1,200
Additional paid-in capital	1,051,942	1,005,183

Accumulated other comprehensive loss	(1,079)	(1,539)
Accumulated deficit	(1,209,464)	(1,177,311)
Total stockholders’ deficit attributable to Agenus Inc.	(157,228)	(172,467)
Non-controlling interest	(4,382)	(2,078)
Total stockholders’ deficit	(161,610)	(174,545)
Total liabilities, convertible preferred stock and stockholders’ deficit	$206,707	$136,401

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Research and development	$4,399	$10,473	$75,271	$12,109
Other revenue	2,053	—	2,468	—
Non-cash royalty revenue related to the sale of future royalties	9,263	5,422	17,869	5,422
Total revenues	15,715	15,895	95,608	17,531
Operating expenses:
Research and development	(45,243)	(29,274)	(85,374)	(58,715)
General and administrative	(11,405)	(9,485)	(22,211)	(18,413)
Contingent purchase price consideration fair value adjustment	(213)	6,292	(2,961)	1,276
Operating loss	(41,146)	(16,572)	(14,938)	(58,321)
Other expense:
Loss on early extinguishment of debt	—	—	—	(10,767)
Non-operating expense	(924)	(2,408)	(554)	(1,373)
Interest expense, net	(9,797)	(6,224)	(18,940)	(9,005)
Net loss	(51,867)	(25,204)	(34,432)	(79,466)
Dividends on Series A-1 convertible preferred stock	(52)	(52)	(104)	(103)
Less: net loss attributable to non-controlling interest	(1,233)	(533)	(2,304)	(653)
Net loss attributable to Agenus Inc. common stockholders	$(50,686)	$(24,723)	$(32,232)	$(78,916)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.38)	$(0.24)	$(0.24)	$(0.76)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	134,636	105,113	132,182	103,852

Other comprehensive loss:
Foreign currency translation gain	$1,142	$1,129	$460	$592
Other comprehensive income	1,142	1,129	460	592
Comprehensive loss	$(49,544)	$(23,594)	$(31,772)	$(78,324)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2018	18	$39,879	32	$0	119,996	$1,200	$1,005,183	$(1,539)	$(2,078)	$(1,177,311)	$(174,545)
Net income (loss)									(1,071)	18,506	17,435
Other comprehensive loss	—	—	—	—	—	—	—	(682)	—		(682)
Adoption of ASC 842	—	—	—	—	—	—	—	—	—	(25)	(25)
Share-based compensation	—	—	—	—	—	—	1,843	—	—	—	1,843
Shares sold under stock purchase agreement	—	—	—	—	11,111	111	29,889	—	—	—	30,000
Conversion of Series C-1 convertible preferred stock	(3)	(6,481)	—	—	3,000	30	6,451	—	—	—	6,481
Payment of consultant in shares	—	—	—	—	14	0	37	—	—	—	37
Exercise of stock options and employee share purchases	—	—	—	—	85	1	172	—	—	—	173
Balance at March 31, 2019	15	$33,398	32	$0	134,206	$1,342	$1,043,575	$(2,221)	$(3,149)	$(1,158,830)	$(119,283)
Net loss	—	—	—	—	—	—	—	—	$(1,233)	$(50,634)	(51,867)
Other comprehensive income	—	—	—	—	—	—	—	1,142	—	—	1,142
Share-based compensation	—	—	—	—	—	—	1,917	—	—	—	1,917
Conversion of Series C-1 convertible preferred stock	(3)	(6,481)	—	—	3,000	30	6,451	—	—	—	6,481
Vesting of nonvested shares	—	—	—	—	53	1	(1)	—	—	—	—
Balance at June 30, 2019	12	$26,917	32	$0	137,259	$1,373	$1,051,942	$(1,079)	$(4,382)	$(1,209,464)	$(161,610)

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2017	—	$—	32	$0	101,706	$1,017	$951,812	$(2,169)	$—	$(1,026,476)	$(75,816)
Net loss									(121)	(54,141)	(54,262)
Other comprehensive loss	—	—	—	—	—	—	—	(537)	—	—	(537)
Adoption of ASC 606	—	—	—	—	—	—	—	—	—	8,856	8,856
AgenTus share distribution	—	—	—	—	—	—	—	—	274	—	274
Share-based compensation	—	—	—	—	—	—	1,932	—	—	—	1,932
Vesting of nonvested shares	—	—	—	—	53	1	(1)	—	—	—	—
Shares sold at the market	—	—	—	—	1,202	12	5,246	—	—	—	5,258
Exercise of stock options and employee share purchases	—	—	—	—	320	3	1,057	—	—	—	1,060
Balance at March 31, 2018	—	$—	32	$0	103,281	$1,033	$960,046	$(2,706)	$153	$(1,071,761)	$(113,235)
Net loss	—	—	—	—	—	—	—	—	(533)	(24,671)	(25,204)
Other comprehensive income	—	—	—	—	—	—	—	1,129	—	—	1,129
Share-based compensation	—	—	—	—	—	—	1,584	—	—	—	1,584
Shares sold at the market	—	—	—	—	7,917	79	22,558	—	—	—	22,637
Balance at June 30, 2018	—	$—	32	$0	111,198	$1,112	$984,188	$(1,577)	$(380)	$(1,096,432)	$(113,089)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,432)	$(79,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	3,109
Share-based compensation	3,760	3,790
Non-cash royalty revenue	(17,869)	(5,422)
Non-cash interest expense	19,609	8,725
Loss on disposal of assets	—	78
Change in fair value of contingent obligations	2,961	(1,276)
Loss on extinguishment of debt	—	10,767
Changes in operating assets and liabilities:
Accounts receivable	(1,267)	(9,785)
Inventories	—	24
Prepaid expenses	5,704	(1,852)
Accounts payable	5,643	1,669
Deferred revenue	52,803	(802)
Accrued liabilities and other current liabilities	(235)	(873)
Other operating assets and liabilities	883	533
Net cash provided by (used in) operating activities	40,883	(70,781)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	—	5
Purchases of plant and equipment	(2,762)	(2,176)
Net cash used in investing activities	(2,762)	(2,171)
Cash flows from financing activities:
Net proceeds from sale of equity	30,000	27,895
Proceeds from employee stock purchases and option exercises	172	1,061
Proceeds from sale of future royalties	—	189,878
Transaction costs from sale of future royalties and milestones	—	(494)
Repayments of debt	—	(161,847)
Payment of finance lease obligation	(151)	(129)
Net cash provided by financing activities	30,021	56,364
Effect of exchange rate changes on cash	521	(436)
Net increase (decrease) in cash and cash equivalents	68,663	(17,024)
Cash and cash equivalents, beginning of period	53,054	60,187
Cash and cash equivalents, end of period	$121,717	$43,163
Supplemental cash flow information:
Cash paid for interest	$620	$555
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	105	804
Issuance of common stock, $0.01 par value, in connection with payment to consultant	38	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon™ adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, Inc., which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” (CAR-T and TCR) programs.

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

Our cash and cash equivalents at June 30, 2019 were $121.7 million, an increase of $68.7 million from December 31, 2018.

The following table outlines our quarter end cash and cash equivalents balances and the changes therein (in millions).

	Quarter Ended
	March 31, 2019	June 30, 2019
Cash and cash equivalents	$158.3	$121.7
Increase (decrease) in cash and cash equivalents	$105.3	$(36.6)
Cash provided by operating activities	$76.6	$40.9
Reported net income (loss)	$17.4	$(51.9)

 We have incurred significant losses since our inception. As of June 30, 2019, we had an accumulated deficit of $1.2 billion. We are likely to continue to incur losses until we become a commercial company generating profits. Our first commercial product launches are planned for as early as late 2020.

Since our inception, we have successfully financed our operations through the sale of equity, notes, corporate partnerships, advance royalty sales and interest income. Based on our current plans we believe that our cash resources of $121.7 million as of June 30, 2019 will be sufficient to satisfy our liquidity requirements into the second quarter of 2020.

Management continues to address the Company’s liquidity position. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

Based on our recurring losses from operations and expectation of continuing losses, we need to raise additional capital to finance our operations through and beyond the second quarter of 2020. We are currently pursuing transactions designed for significant capital infusion. Until we are successful in our efforts for capital infusion through these transactions or other financing options, substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

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

For our foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total stockholders’ deficit.

Note B - Summary of Significant Accounting Policies

Except as detailed below, there have been no material changes to our significant accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASC 842”) which supersedes Topic 840, Leases (“ASC 840”). We adopted ASC 842 on January 1, 2019 using the alternative transition method and recorded a cumulative effect adjustment to beginning retained earnings without restating prior periods. Accordingly, all financial information and disclosures for periods before January 1, 2019 continue to be presented under the requirements of ASC 840. We elected the package of practical expedients, which allowed us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that existed prior to adoption of the new standard.

At the inception of an agreement, we determine whether the contract contains a lease. If a lease is identified in such arrangement, we recognize a right-of-use asset and liability on our consolidated balance sheet and determine whether the lease should be classified as a finance or operating lease. We have elected not to recognize assets or liabilities for leases with lease terms of 12 months or less.

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

Finance and operating lease right-of-use assets and liabilities are recognized at the lease commencement date. Lease liabilities are recognized as the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the implicit rate is not readily determinable, as is the case with all our current leases, we utilize our incremental borrowing rate at the lease commencement date. Right-of-use assets are recognized based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred, or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

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

We account for the sublease of space in our Lexington, Massachusetts facility from the perspective of a lessor. Our sublease is classified as an operating lease. We record sublease income as a reduction of operating expense.

Operating leases are recorded in “Operating lease right-of-use assets”, “Current portion, operating lease liabilities” and “Operating lease liabilities, net of current portion”, while finance leases are recorded in “Property, plant and equipment, net”, “Other current liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheet.

Impact of Adopting ASC 842 on the Condensed Consolidated Financial Statements

We recorded the following adjustments to our condensed consolidated balance sheet on the date of adoption (in thousands):

	As Reported December 31, 2018	ASC 842 Adjustment	Adjusted January 1, 2019
Condensed Consolidated Balance Sheet Data:
Operating lease right-of-use assets	$—	$5,687	$5,687
Current portion, operating lease liabilities	—	1,510	1,510
Other current liabilities	484	(95)	389
Operating lease liabilities, net of current portion	—	6,216	6,216
Other long-term liabilities	2,773	(1,921)	852
Accumulated deficit	$(1,177,311)	$(25)	$(1,177,336)

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

Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2019 and 2018, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2019	2018
Warrants	1,400	2,900
Stock options	23,844	17,061
Non-vested shares	2,218	2,011
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	12,459	-

Note D - Investments

Cash equivalents consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$108,778	$108,778	$29,948	$29,948
U.S. Treasury Bills	4,973	4,973	—	—
Total	$113,751	$113,751	$29,948	$29,948

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the six months ended June 30, 2019 and 2018.

Note E - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2019 (in thousands):

Balance, December 31, 2018	$22,925
Foreign currency translation adjustment	109
Balance, June 30, 2019	$23,034

Acquired intangible assets consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,541	$(7,092)	$9,449
Trademarks	4.5 years	825	(825)	-
Other	2-6 years	570	(529)	41
In-process research and development	Indefinite	1,926	—	1,926
Total		$19,862	$(8,446)	$11,416

	As of December 31, 2018
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,509	$(6,147)	$10,362
Trademarks	4.5 years	820	(820)	-
Other	2-6 years	569	(505)	64
In-process research and development	Indefinite	1,912	—	1,912
Total		$19,810	$(7,472)	$12,338

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.0 million for the remainder of 2019, $1.9 million for each of the years ending December 31, 2020, 2021 and 2022 and $1.4 million for the year ending December 31, 2023.

Note F - Debt

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

Debt instrument	Principal at June 30, 2019	Unamortized Debt Discount	Balance at June 30, 2019
Current Portion:
Debentures	$146	$—	$146
2015 Subordinated Notes	14,000	(467)	13,533
Total	$14,146	$(467)	$13,679

Debt instrument	Principal at December 31, 2018	Unamortized Debt Discount	Balance at December 31, 2018
Current Portion:
Debentures	$146	$—	$146
Long-term Portion:
2015 Subordinated Notes	14,000	(788)	13,212
Total	$14,146	$(788)	$13,358

Note G – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the six months ended June 30, 2019 (in thousands):

Period from December 31, 2018 to June 30, 2019
Liability related to sale of future royalties and milestones - beginning balance	$210,795
Non-cash royalty revenue	(17,869)
Non-cash interest expense recognized	19,257
Liability related to sale of future royalties and milestones - ending balance	212,183
Less: unamortized transaction costs	(505)
Liability related to sale of future royalties and milestones, net	$211,678

Healthcare Royalty Partners

In January 2018, we, through our wholly-owned subsidiary Antigenics, LLC (“Antigenics”), entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P. and certain of its subsidiaries (collectively, “HCR”). Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for these royalties as revenue when earned, and we recorded the $190.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheet that will be amortized using the interest method over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the condensed consolidated balance sheets based on the estimated recognition of the royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

During the six months ended June 30, 2019, we recognized $17.9 million of non-cash royalty revenue, and we recorded $19.3 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the six months ended June 30, 2019, our estimate of the effective annual interest rate over the life of the agreement increased to 20.2%, which results in a prospective interest rate of 18.5%.

Note H - Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Payroll	$6,317	$8,770
Professional fees	3,652	3,528
Contract manufacturing costs	6,379	5,947
Research services	5,774	5,348
Other	1,105	958
Total	$23,227	$24,551

Note I - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $6.0 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

Liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$5,999	$—	$—	$5,999
Total	$5,999	$—	$—	$5,999

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$3,038	$—	$—	$3,038
Total	$3,038	$—	$—	$3,038

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2019 (in thousands):

Balance, December 31, 2018	$3,038
Change in fair value of contingent purchase price considerations during the period	2,961
Balance, June 30, 2019	$5,999

The fair value of our outstanding debt balance at both June 30, 2019 and December 31, 2018 was $14.2 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at both June 30, 2019 and December 31, 2018 was $14.1 million.

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

Collaboration Revenue

We identified the following performance obligations under the Gilead Collaboration Agreements: (1) the license that we granted to Gilead pursuant to the License Agreement (the “AGEN1423 License”), (2) our obligation to complete manufacturing and know-how tech transfer activities to Gilead pursuant to the License Agreement to enable Gilead or its third party contract manufacturing organization to manufacture the licensed antibody (the “AGEN1423 Technology Transfer”), (3) our obligation to advance development of AGEN1223 to the option exercise point pursuant to the AGEN1223 Option and License Agreement (such development activities, the “AGEN1223 R&D Services”), and (4) our obligation to advance development of AGEN2373 to the option exercise point pursuant to the AGEN2373 Option and License Agreement (such development activities, the “AGEN2373 R&D Services”).

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

Revenue attributable to the AGEN1423 License was recognized at a point-in-time, upon delivery of the license to Gilead at the Effective Date. The AGEN1423 Technology Transfer, AGEN1223 R&D Services and AGEN2373 R&D Services are satisfied over time and revenue attributable to these performance obligations will be recognized as the related services are being performed using the input of costs incurred over total costs expected to be incurred. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligations to Gilead. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended June 30, 2019, we recognized $3.8 million of license and collaboration revenue related to the Gilead Collaboration Agreement. This amount included $3.8 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of quarter end.

For the six months ended June 30, 2019, we recognized $74.1 million of license and collaboration revenue related to the Gilead Collaboration Agreement. This amount included $8.6 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $13.2 million, $34.4 million, and $20.8 million for the remainder of 2019, 2020, and 2021, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019.

Incyte Collaboration Agreement

For the three months ended June 30, 2019, we recognized approximately $0.6 million of research and development revenue. This amount included $0.1 million of the transaction price for the collaboration agreement (“Incyte Collaboration Agreement”) we entered into with Incyte Corporation (“Incyte”) recognized based on the partial satisfaction of the over time performance obligations as of quarter end and $0.5 million for research and development services. For the three months ended June 30, 2018, we recognized approximately $6.5 million of research and development revenue. This amount included $0.3 million of the transaction price for the Incyte Collaboration Agreement recognized based on the partial satisfaction of the over time performance obligations as of quarter end, $5.0 million for the achievement of a milestone and $1.1 million for research and development services.

For the six months ended June 30, 2019, we recognized approximately $1.2 million of research and development revenue. This amount included $0.3 million of the transaction price for the Incyte Collaboration Agreement recognized based on the partial satisfaction of the over time performance obligations as of period end and $0.9 million for research and development services. For the six months ended June 30, 2018, we recognized approximately $8.1 million of research and development revenue. This amount included $0.8 million of the transaction price for the Incyte Collaboration Agreement recognized based on proportional performance, $5.0 million for the achievement of a milestone and $2.3 million for research and development services.

We expect to recognize deferred research and development revenue of $0.6 million and $1.2 million for the remainder of 2019 and 2020, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019. These amounts exclude amounts (milestones, research and development services and royalties) where we have a right to invoice the customer in the amount that corresponds directly with the value of the performance completed to date.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three and six months ended June 30, 2019 and June 30, 2018, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended June 30, 2019
	United States	Europe	Total
Revenue Type
Research and development services	$486	$—	$486
Recognition of deferred revenue	3,913	—	3,913
Recognition of deferred grant revenue	231	55	286
Manufacturing services	1,767	—	1,767
Non-cash royalty revenue	9,263	—	9,263
	$15,660	$55	$15,715

	Three months ended June 30, 2018
Revenue Type
Research and development services	$1,144	$—	$1,144
License and collaboration milestones	5,000	4,000	9,000
Recognition of deferred revenue	329	—	329
Non-cash royalty revenue	5,422	—	5,422
	$11,895	$4,000	$15,895

	Six months ended June 30, 2019
	United States	Europe	Total
Revenue Type
Research and development services	$901	$—	$901
License fee revenue	65,500	—	65,500
Recognition of deferred revenue	8,870	—	8,870
Recognition of deferred grant revenue	646	55	701
Manufacturing services	1,767	—	1,767
Non-cash royalty revenue	17,869	—	17,869
	$95,553	$55	$95,608

	Six months ended June 30, 2018
Revenue Type
Research and development services	$2,307	$—	$2,307
License and collaboration milestones	$5,000	$4,000	9,000
Recognition of deferred revenue	$802	$—	802
Non-cash royalty revenue	5,422	—	5,422
	$13,531	$4,000	$17,531

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Six months ended June 30, 2019	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$2,052	$62,000	$(8,870)	$55,182

The change in contract liabilities is primarily related to the addition of $62.0 million of deferred revenue from the Gilead Collaboration Agreement, offset by the recognition of $8.6 million of revenue related to this same agreement and $0.3 million of revenue related to the Incyte Collaboration Agreement during the six months ended June 30, 2019. Deferred revenue related to the Gilead Collaboration Agreement of $53.4 million ($68.4 million net of a $15.0 million contract asset) as of June 30, 2019, which was comprised of the $142.5 million initial transaction price, less $74.1 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied. Deferred revenue related to our Incyte Collaboration Agreement of $1.8 million as of June 30, 2019, which was comprised of the $25.0 million upfront payment, less $23.2 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the performance obligation is satisfied.

We also recorded a $2.2 million receivable as of June 30, 2019 for research and development and manufacturing services provided.

During the six months ended June 30, 2019, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

Note K - Share-based Compensation Plans

We primarily use the Black-Scholes option pricing model to value stock options granted to employees and non-employees, including stock options granted to members of our Board of Directors. All stock options have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the six months ended June 30, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	18,613,822	$4.15
Granted	5,756,594	2.41
Exercised	(291)	1.86
Forfeited	(441,942)	3.08
Expired	(84,369)	5.07
Outstanding at June 30, 2019	23,843,814	$3.74	7.53	$5,963,229
Vested or expected to vest at June 30, 2019	23,843,814	$3.74	7.53	$5,963,229
Exercisable at June 30, 2019	12,352,886	$4.39	5.94	$128,204

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2019 and 2018 were $1.83 and $1.29, respectively.

As of June 30, 2019, there was approximately $16.0 million of total unrecognized share-based compensation expense related to these stock options which, if all milestones are achieved, will be recognized over a weighted average period of 2.4 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2019 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	2,213,967	$3.20
Granted	647,682	2.95
Vested	(53,190)	3.76
Forfeited	(590,786)	4.15
Outstanding at June 30, 2019	2,217,673	$2.86

As of June 30, 2019, there was approximately $4.7 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 2.2 years.

During the six months ended June 30, 2019, 84,703 shares were issued under the 2009 Employee Stock Purchase Plan, 53,190 shares were issued as a result of the vesting of non-vested stock and 291 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the six months ended June 30, 2019 and 2018, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$610	$641	$1,497	$1,640
General and administrative	1,306	944	2,263	2,150
Total share-based compensation expense	$1,916	$1,585	$3,760	$3,790

Note L – Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease a facility in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, a facility in Berkeley, California, for manufacturing and corporate offices and facilities in Charlottesville, Virginia and Cambridge, United Kingdom for research and development and corporate offices. We have subleased a small portion of the space in our Lexington facility for part of the associated head lease. These agreements expire at various times between 2020 and 2030.

We also have finance lease agreements for equipment used in our research and development and manufacturing activities which expire in 2020.

Lease information related to the adoption of ASC 842

The components of lease cost recorded in our condensed consolidated statement of operations were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$604	$1,155
Finance lease cost	58	123
Variable lease cost	357	655
Sublease income	(140)	(280)
Net lease cost	$879	$1,653

Variable lease cost for the three and six months ended June 30, 2019 primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the three and six months ended June 30, 2019 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2019 was approximately $771,000. Cash paid for amounts included in the measurement of finance lease liabilities for the six months ended June 30, 2019 was immaterial.

The following table presents supplemental balance sheet information related to our leases as of June 30, 2019 (in thousands):

As of June 30, 2019
Operating Leases
Operating lease right-of-use assets	$6,600
Total operating lease right-of-use assets	6,600

Current portion, operating lease liabilities	1,244
Operating lease liabilities, net of current portion	7,286
Total operating lease liabilities	8,530

Finance Leases
Property, plant and equipment, net	856
Total finance lease right-of-use assets	856

Other current liabilities	317
Other long-term liabilities	—
Total finance lease liabilities	$317

Maturities of our operating lease liabilities in accordance with ASC 842 as of June 30, 2019 were as follows (in thousands):

Year	Operating Leases	Finance leases	Expected sublease receipts	Net future lease commitments
Remainder of 2019	$1,269	$209	$(280)	$1,198
2020	2,450	159	(578)	2,031
2021	2,262			2,262
2022	2,313			2,313
2023	1,864			1,864
Thereafter	3,852			3,852
Total	$14,010	$368	$(858)	$13,520
Less imputed interest	(5,480)	(51)
Present value of lease liabilities	$8,530	$317

Total future minimum lease payments of approximately $2.9 million for an operating lease that has not yet commenced as of June 30, 2019, as we do not yet control the underlying asset, are not included in the condensed consolidated financial statements. This lease is expected to commence in 2019 with a term of 10 years.

The weighted-average remaining lease terms and discount rates related to our operating leases were as follows:

June 30, 2019
Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	16.4%

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

Note M - Recent Accounting Pronouncements

Recently Issued and Adopted

In February 2016, the FASB issued ASC 842 which supersedes ASC 840, Leases. ASC 842 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all leases with terms greater than twelve months. We adopted the new standard on January 1, 2019 and have used the effective date as our date of initial application. See Note B and Note L.

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2019 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

ASV ™, AgenTus ™, Agenus ™, AutoSynVax ™, PSV ™, PhosPhoSynVax ™, Prophage™, Retrocyte Display™ and Stimulon™ are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon™ adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, Inc. (“AgenTus Therapeutics”), which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” (CAR-T and TCR) programs.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. We are currently advancing our own combination of CTLA-4 and PD-1 antibodies in second line cervical cancer, and are on track to file our first BLA in 2020.

We have formed collaborations with companies such as Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development, including our anti-CTLA-4 and anti-PD-1 antibody programs (both partnered with Recepta for certain South America territories) and anti-GITR and anti-OX40 antibody programs (both partnered with Incyte).

In February 2017, we amended our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs, and there are no longer any profit-share programs remaining under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment, we and Incyte also entered into the Stock Purchase Agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us. On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of June 30, 2019, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, we received an upfront cash payment from Gilead of $120.0 million following the closing in January 2019 and a milestone payment of $7.5 million in March 2019. We also recently triggered an additional milestone payment of $7.5 million in July 2019. We are eligible to receive up to an additional $1.7 billion in aggregate potential fees and milestones. At closing, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423 (now GS-1423). Gilead also received the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. We have filed INDs for each of AGEN1423 (now GS-1423), AGEN1223 and AGEN2373. We are responsible for developing the option programs up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise.  For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Gilead also received the right of first negotiation for two additional, undisclosed programs. At the closing, Gilead also purchased 11,111,111 shares of Agenus common stock for $30.0 million pursuant to a stock purchase agreement.

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

Historical Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Research and development revenue

 We recognized research and development revenue of approximately $4.4 million and $10.5 million during the three months ended June 30, 2019 and 2018, respectively. Research and development revenues in the second quarter of 2019 primarily consisted of $3.8 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreement. Research and development revenues in the second quarter of 2018 primarily consisted of $4.0 million related to the recognition of a milestone under our license agreement with Merck and fees earned under our Incyte Collaboration Agreement, including $5.0 million related to the recognition of a milestone and $1.1 million related to the reimbursement of development costs. During the three months ended June 30, 2019 and 2018, we recorded revenue of $3.9 million and $0.3 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note G to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended June 30, 2019, we recognized approximately $9.3 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 55% to $45.2 million for the three months ended June 30, 2019 from $29.3 million for the three months ended June 30, 2018. Increased expenses in the three months ended June 30, 2019 primarily relate to a $11.4 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs, a $3.1 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics, and a $1.9 million increase in personnel related expenses, primarily due to increased headcount. These increases were partially offset by a $0.3 million decrease in expenses for our foreign subsidiaries, Agenus UK Limited and Agenus Switzerland.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 20% to $11.4 million for the three months ended June 30, 2019 from $9.5 million for the three months ended June 30, 2018. Increased expenses in the three months ended June 30, 2019 primarily relate to a $1.4 million increase in personnel related expenses, primarily due to increased headcount, a $0.5 million increase in other general and administrative expenses and a $0.3 million increase in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and Agenus UK Limited. These increases were partially offset by a $0.4 million decrease in professional service fees.

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

Non-operating expense

Non-operating expense includes our foreign currency translation adjustment and other income or expense. Non-operating expense decreased $1.5 million for the three months ended June 30, 2019, from $2.4 million for the three months ended June 30, 2018 to $1.0 million for the three months ended June 30, 2019, primarily due to our decreased foreign currency exchange losses in the second quarter of 2019 compared to the second quarter of 2018.

Interest expense, net

Interest expense, net increased to approximately $9.8 million for the three months ended June 30, 2019 from $6.2 million for the three months ended June 30, 2018, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Research and development revenue

We recognized research and development revenue of approximately $75.3 million and $12.1 million during the six months ended June 30, 2019 and 2018, respectively. Research and development revenues in the first half of 2019 primarily consisted of amounts earned under our Gilead Collaboration Agreement, including $65.5 million related to the recognition of an upfront license fee and $8.6 million related to the recognition of deferred revenue earned. Research and development revenues in the first half of 2018 primarily consisted of $4.0 million related to the recognition of a milestone under our license agreement with Merck and fees earned under our Incyte Collaboration Agreement, including $5.0 million related to the recognition of a milestone and $2.3 million related to the reimbursement of development costs. During the six months ended June 30, 2019 and 2018, we recorded revenue of $8.9 million and $0.8 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note G to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. During the six months ended June 30, 2019, we recognized approximately $17.9 million in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 45% to $85.4 million for the six months ended June 30, 2019 from $58.7 million for the six months ended June 30, 2018. Increased expenses in the six months ended June 30, 2019 primarily relate to a $19.1 million increase in third-party services and other related expenses largely relating to the advancement of our antibody programs, a $7.0 million increase in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics and a $2.3 million increase in personnel related expenses, primarily due to increased headcount. These increases were partially offset by a $0.2 million decrease in other research and development expenses and a $1.5 million decrease in expenses for our foreign subsidiaries, Agenus UK Limited and Agenus Switzerland.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 21% to $22.2 million for the six months ended June 30, 2019 from $18.4 million for the six months ended June 30, 2018. Increased expenses in the six months ended June 30, 2019 primarily relate to a $1.9 million increase in personnel related expenses, primarily due to increased headcount, a $0.4 million increase in professional fees, a $0.7 million increase in other general and administrative expenses and a $0.8 million increase in expenses attributable to the activities of our subsidiaries, Agenus UK Limited and AgenTus Therapeutics.

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

Non-operating expense

Non-operating expense includes our foreign currency translation adjustment and other income or expense. Non-operating expense decreased $0.8 million for the six months ended June 30, 2019, from $1.4 million for the six months ended June 30, 2018 to $0.6 million for the six months ended June 30, 2019, primarily due to our decreased foreign currency exchange losses in the first half of 2019 compared to the first half of 2018.

Interest expense, net:

Interest expense, net increased to approximately $18.9 million for the six months ended June 30, 2019 from $9.0 million for the six months ended June 30, 2018, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the six months ended June 30, 2019, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2019	2018	2017	2016	Prior to 2016	Total
Antibody programs*	Various	$65,783	$97,011	$95,656	$83,920	$76,712	$419,082
Heat shock proteins for cancer	Prophage and ASV	7,058	13,235	12,499	8,202	315,189	356,183
Vaccine adjuvant	QS-21 Stimulon	693	211	222	77	13,799	15,002
Other research and development programs		11,840	14,143	7,748	2,772	67,822	104,325
Total research and development expenses		$85,374	$124,600	$116,125	$94,971	$473,522	$894,592

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.2 billion as of June 30, 2019. We expect to incur significant losses over the next several years as we continue to develop our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials and prepare for potential commercialization of products. We are likely to continue to incur losses until we become a commercial company generating profits. Our first commercial product launches are planned for as early as late 2020. To date, we have financed our operations primarily through the sale of equity, notes, corporate partnerships, advance royalty sales and interest income. From our inception through June 30, 2019, we have raised aggregate net proceeds of approximately $1.2 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 50 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. As of June 30, 2019, approximately 34.1 million shares remain available for sale under the Sales Agreement.

As of June 30, 2019, we had debt outstanding of $14.1 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes are due in February 2020.

Our cash, cash equivalents, and short-term investments at June 30, 2019 were $121.7 million, an increase of $68.7 million from December 31, 2018. Based on our current plans, we believe that our cash resources of $121.7 million as of June 30, 2019, will be sufficient to satisfy our liquidity requirements into the second quarter of 2020. We continue to address our liquidity position. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.

Based on our recurring losses from operations and expectation of continuing losses, we need to raise additional capital to finance our operations through and beyond the second quarter of 2020. We are currently pursuing transactions designed for significant capital infusion. Until we are successful in our efforts for capital infusion through these transactions or other financing options, substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $310.2 million over the term of the related activities. Through June 30, 2019, we have expensed $208.8 million as research and development expenses and $201.9 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $9.6 million, of which $8.6 million have been paid as of June 30, 2019. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash provided by (used in) operating activities for the six months ended June 30, 2019 and 2018 was $40.9 million and ($70.8) million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 8% and 1% of our cash used in operations for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Swiss Franc and British Pound, in large part due to our wholly-owned subsidiaries, 4-Antibody AG, a company formally with operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

We had cash and cash equivalents at June 30, 2019 of $121.7 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 10, 2019.

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

Our net losses for the years ended December 31, 2018, 2017, and 2016, were $162.0 million, $120.7 million, and $127.0 million, respectively. During the six months ended June 30, 2019, we generated a net loss of $34.4 million. We expect to incur additional losses over the next several years as we continue to research and develop our technologies and pursue partnering opportunities, regulatory strategies, commercialization, and related activities. Furthermore, our ability to generate cash from operations is dependent on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development and commercialization of product candidates, including through our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants.

On June 30, 2019, we had $121.7 million in cash and cash equivalents. We believe that, based on our current plans and activities, our working capital resources at June 30, 2019, will be sufficient to satisfy our liquidity requirements into the second quarter of 2020. We also continue to monitor the likelihood of success of our key initiatives and can discontinue funding of such activities if they do not prove to be successful, restrict capital expenditures and/or reduce the scale of our operations if necessary.

To date, we have financed our operations primarily through the sale of equity, notes, corporate partnerships, advance royalty sales, and interest income. In order to finance future operations, we will be required to raise additional funds in the capital markets, through arrangements with collaboration partners or from other sources. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds when we need them or if we incur operating losses for longer than we expect, we may not be able to continue some or all of our operations, or we may become insolvent. We also may be forced to license or sell technologies to others under agreements that are on unfavorable terms or allocate to third parties substantial portions of the potential value of these technologies.

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

In January 2018, we and our wholly-owned subsidiary, Antigenics LLC (“Antigenics”), entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of Antigenics’ worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. As consideration for the purchase of the royalty rights, HCR paid $190.0 million at closing, less certain transaction expenses. Of the closing proceeds, approximately $161.9 million was used to redeem Antigenics’ $115.0 million principal amount of notes issued pursuant to the Note Purchase Agreement with Oberland Capital SA Zermatt LLC, and we retained approximately $28.0 million of net proceeds. Antigenics is also entitled to receive up to $40.35 million in milestone payments based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. Antigenics will owe approximately $25.9 million to HCR in 2021 if neither of the following sales milestones are achieved: (i) 2019 sales of GSK’s vaccines exceed $1.0 billion or (ii) 2020 sales of GSK’s vaccines exceed $1.75 billion (the “Rebate Payment”). As part of the transaction, we provided a guaranty for the potential Rebate Payment and secured the obligation with substantially all of our assets, other than our equity interest in our subsidiary AgenTus Therapeutics, pursuant to a security agreement. If GSK’s sales do not achieve either of the relevant milestones and we are obligated to make the Rebate Payment, our liquidity could be materially and adversely affected.

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

Such measures might not be sufficient to enable us to make the Rebate Payment or the principal and interest payments when due on the 2015 Subordinated Notes. In addition, any such financing, refinancing, or sale of assets might not be available on favorable terms, if at all.

Our AGEN2034 and AGEN1884 antibody programs are in potential registrational studies, but there is no guarantee that we will be successful in advancing these through clinical development on our desired timeline, if at all, or that we will be able to commercialize them successfully.

Our anti-PD-1 and anti-CTLA-4 programs (AGEN2034 and AGEN1884, respectively) are in clinical trials that included a Phase 1 dose escalation with expansion cohorts in multiple solid tumors. These molecules are now in expansion trials with both anti-PD-1 monotherapy and anti-PD-1 and anti-CTLA-4 combination trials for patients with second-line cervical cancer that are designed to support one or more Biologic License Application (“BLA”) filings as early as 2020 under the FDA’s accelerated approval pathway. If approved, we intend to commercialize these assets as early as late 2020. These timelines are aggressive and subject to various factors outside of our control, including patient accrual rates for our clinical trials and regulatory review and approval. If our trials are unable to accrue patients at the rate we expect, we are unlikely to hit our anticipated timelines and our business and financial prospects could be materially adversely affected. In addition, in order to file a BLA and seek accelerated approval, we must also launch a confirmatory trial and have it be substantially underway at that time. We have not yet initiated a confirmatory trial. There is no guarantee that we will be able to file a BLA in 2020, if at all.

We have previously presented early data on these programs at major oncology conferences that demonstrated a clinical benefit (i.e., complete response, partial response or disease stabilization) in more than 60% of patients treated with AGEN1884 and AGEN2034. Even though we have observed positive results to date, they may not necessarily be predictive of the final results of the trials or future clinical trials or otherwise be sufficient to support an accelerated approval. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results, and we cannot be certain that we will not face similar setbacks.

Even if AGEN2034 and/or AGEN1884 are approved, there is no guarantee that we will be able to successfully commercialize them or penetrate any commercial markets. We are initially targeting second line cervical cancer, which is a small subset of the overall market. We intend to use proceeds from our sales of any Biotech Electronic Security Tokens to expand the development and commercial potential of AGEN2034, but there is no guarantee that we will sell sufficient tokens, if any, to do so. See “Risk Factors—Risks Relating to Our Tokens—There is no assurance that we will sell a sufficient number of tokens, if any, to meet our business or financial goals.” Further, for products approved under the FDA’s accelerated approval pathway, post-commercialization confirmatory trials are required to meet certain endpoints. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of any product candidate or indication approved under the accelerated approval pathway if, for example (i) the trial or trials required to verify the predicted clinical benefit of the product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug, (ii) other evidence demonstrates that the product candidate is not shown to be safe or effective under the conditions of use, (iii) we fail to conduct any required post-approval trial of the product candidate with due diligence, or (iv) we disseminate false or misleading promotional materials relating to the product candidate.

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

Since our acquisition of Agenus Switzerland Inc., formerly known as 4-Antibody AG (“4-AB”), we have more than tripled our headcount, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally. While we have restructured our organization over the past few years, we expect to continue increasing our headcount in certain core areas as we continue to build our development, manufacturing and commercialization capabilities and integrate our acquired technology platforms. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

The CPM landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways including PD-1, CTLA-4, GITR, OX40, TIM-3 and LAG-3. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3 and TIM-3. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists and an anti-GITR agonist in clinical development, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting CTLA-4 and LAG-3 in clinical development, (4) AstraZeneca has an approved anti PD-L1 antibody, as well as an anti-CTLA-4 targeting antibody in the clinic, (5) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as anti-PD-1, and anti-OX40 antibodies in clinical development, and (6) Roche/Genentech has an approved anti-PD-L1 antibody. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics, Shanghai Junshi Biosciences and Shanghai HengRui Pharmaceuticals. We are also aware of other competitors with PD-1/PD-L1 agents in clinical development, including but not limited to AbbVie, Arcus Biosciences, Boehringer Ingelheim, GSK, Beigene, Eli Lilly, Macrogenics/Incyte, CytomX, Novartis, Symphogen, Jounce Therapeutics, Gilead Sciences, Janssen, Apollomics/Genor Biopharma, Fortress Biotech, CStone Pharmaceuticals, Livzon MabPharm Inc, Suzhou Alphamab, Mabspace Biosciences, Henlix Biotech Inc., Akeso Biopharma, Sichuan Kelun Pharmaceutical, CSPC ZhongQi Pharmaceutical Technology, Yuhan Corp, Lee’s Pharmaceuticals and Sinocelltech. We are also aware of competitors with pre-clinical antibodies against PD-1 or PD-L1. In addition, we are aware of competitors with clinical stage antibodies against CTLA-4, GITR, OX40, LAG-3, TIM-3 as well as our earlier stage programs such as TIGIT and CD137. As outlined above, some of these include, but are not limited to, BMS, Pfizer, Roche, Novartis, Merck, Tesaro, Regeneron, CStone Therapeutics, Eli Lilly, OncoMed, Innovent Biologics, Boehringer Ingelheim, Potenza, Arcus Biosciences, GlaxoSmithKline, AbbVie, Leap Therapeutics, Symphogen and Compass Therapeutics. Additionally, we are aware of competitors developing preclinical assets against these targets, including next generation agents. We are also aware of competitors with clinical or preclinical stage bispecifics targeting PD-1, CTLA-4, GITR, OX40, TIM-3 LAG-3 and CD137. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

Both Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, and Jennifer Buell, Ph.D., our Chief Operating Officer, are integral to building our company and developing our technology. If either Dr. Armen or Dr. Buell is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have employment agreements with Dr. Armen and Dr. Buell. They both play an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen, Dr. Buell or any other employee.

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

The cell therapy assets necessary to enable AgenTus Therapeutics are currently owned or controlled by Agenus in the United States and Switzerland. In connection with capitalizing AgenTus Therapeutics, these assets will be transferred or licensed to new legal entities within the United States and Europe and potentially others. Transferring these assets or licensing them on an exclusive basis would require that taxes be paid based on the fair market value of the assets. We may not have adequate net operating losses to offset any tax liabilities in the relevant jurisdictions. Moreover, we have previously disclosed our interest in potentially issuing a tax-free dividend to Agenus’ stockholders in the form of stock of AgenTus Therapeutics. There is no guarantee that any such dividend will be tax-free or that it will be issued at all, or the timing thereof. If we issue a dividend in the form of stock, there could be adverse tax consequences for certain of our stockholders.

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

Drug development, including non-clinical testing and clinical development, and the process of obtaining regulatory approvals for new therapeutic products, is lengthy, expensive, and uncertain. For example, as of June 30, 2019, we had spent more than 20 years and $894.6 million on our research and development programs. The development and regulatory approval processes also can vary substantially based on the therapeutic area, type, complexity, and novelty of the product. We must provide regulatory authorities with manufacturing, product characterization, and pre-clinical and clinical data demonstrating that our product candidates are safe and effective before they can be approved for commercial sale. It may take us many years to complete our testing, and failure can occur at any stage. Results of pre-clinical studies do not necessarily predict clinical results, and promising results in early clinical studies might not be confirmed in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to regulatory authorities for many reasons, including but not limited to emerging manufacturing or control issues, limitations of pre-clinical assessments, difficulties to enroll a sufficient number of patients, changing therapeutic landscape or failure to prospectively identify the benefit/risk profile of the new product. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit, or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial, adverse medical events during a clinical trial, or safety issues emerging with products of the same class of drug could require additional studies or cause a program to be terminated, even if other studies or trials relating to the program are successful. We or the FDA, other regulatory agencies, or an institutional review board may suspend or terminate human clinical trials at any time on various grounds.

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

We own, co-own or have exclusive rights to approximately 25 issued United States patents and approximately 70 issued foreign patents. We also own, co-own or have exclusive rights to approximately 35 pending United States patent applications and approximately 225 pending foreign patent applications. However, our patents may not protect us against our competitors. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

During the period from our initial public offering on February 4, 2000 to June 30, 2019, and the six months ended June 30, 2019, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.51 and $3.73 per share, respectively. The average daily trading volume for the six months ended June 30, 2019 was approximately 1,359,425 shares, while the average daily trading volume for the year ended December 31, 2018 was approximately 1,538,510. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of August 5, 2019, we had 137,312,825 shares of common stock outstanding. All of these shares, except 11,111,111 shares of common stock sold to Gilead in January 2019, are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 50,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of the date of filing, an aggregate of approximately 73,504,829 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, the resale of which must be registered with the SEC by December 2019. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2019, warrants to purchase approximately 1,400,000 shares of our common stock with a weighted average exercise price per share of $5.10 were outstanding.

As of June 30, 2019, options to purchase 23,843,814 shares of our common stock with a weighted average exercise price per share of $3.74 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2019, we had 12,352,886 vested options and 2,217,673 non-vested shares outstanding.

As of June 30, 2019, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of June 30, 2019, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 12,459,000 shares of our common stock.

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

Item 5.	Other Information

Dr. Jennifer Buell Employment Agreement

On August 8, 2019, we entered into an employment agreement with Dr. Jennifer Buell, pursuant to which Dr. Buell will continue to serve as our Chief Operating Officer. The agreement with Dr. Buell will continue until terminated pursuant to its terms. Under the terms of the employment agreement, Dr. Buell’s annual base salary will continue to be $400,000, and Dr. Buell’s annual performance bonus target will remain unchanged at 40% of her annual base salary, with the actual amount of such bonus, if any, to be determined by our Board of Directors. Dr. Buell will also be entitled to continue to participate in the benefits and insurance programs generally available to all Agenus employees.

Dr. Buell’s agreement provides further that if she is terminated other than for cause or she quits as the result of a material reduction in compensation, then she will be entitled to severance as follows: (i) continuation of base salary for 12 months; (ii) continuation of medical and dental benefits for 12 months; (iii) a lump sum bonus equal to the higher of (x) Dr. Buell’s target incentive bonus for that year and (y) the actual incentive bonus paid to Dr. Buell in the last full fiscal year; and (iv) $15,000 for outplacement services.

Upon a change in control, 50% of Dr. Buell’s unvested stock options or shares of restricted stock will immediately vest and become exercisable.

Dr. Buell’s agreement provides further that if she is terminated other than for cause or she quits for good reason, in either case, within 18 months following a change in control, then she will be entitled to severance as follows: (i) a lump sum payment equal to (x) 18 months of base salary plus (y) 150% of the higher of (A) Dr. Buell’s target incentive bonus for that year and (B) the actual incentive bonus paid to Dr. Buell in the last full fiscal year; (ii) continuation of medical and dental benefits for 18 months; (iii) $15,000 for outplacement services; and (iv) 100% of Dr. Buell’s unvested stock options or shares of restricted stock will immediately vest and become exercisable.

The agreement also includes non-compete and confidentiality provisions that will continue for at least 12 months following termination of employment.

The above description of Dr. Buell’s employment agreement is a summary and is qualified in its entirety by the employment agreement itself, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

2009 Employee Stock Purchase Plan

On June 19, 2019, the Board of Directors of Agenus adopted resolutions (the “Resolutions”) approving the ratification of the issuance of certain shares of Agenus common stock issued pursuant to our 2009 Employee Stock Purchase Plan, pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”). A copy of the Resolutions adopted by the Board of Directors setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is attached hereto as Exhibit 99.1.  Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions, must be brought within the later of (i) 120 days from the validation effective time (which is June 19, 2019) and (ii) the giving of this notice (which is deemed given on the date that this Form 10-Q is filed with the Securities and Exchange Commission).

Item 6.	Exhibits

Exhibit No.	Description

10.1	2019 Equity Incentive Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-29089) filed on June 24, 2019 and incorporated herein by reference.

10.2	Executive Employment Agreement dated August 8, 2019, by and between Agenus Inc. and Dr. Jennifer Buell. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

99.1	Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2019	AGENUS INC.

/s/ CHRISTIAN CORTIS, PH.D.
Christian Cortis, Ph.D. Chief Strategy Officer and Head of Finance, Principal Financial Officer