Form 10-Q
period 2020-03-31
AGENUS INC
filed 2020-05-11
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 7, 2020: 169,776,816 shares

Agenus Inc.

Three Months Ended March 31, 2020

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4.	Controls and Procedures	25

PART II
ITEM 1A.	Risk Factors	26
ITEM 5.	Other Information	80
ITEM 6.	Exhibits	81
	Signatures	82

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$92,284	$61,808
Accounts receivable	2,643	16,293
Prepaid expenses	6,929	7,420
Other current assets	918	1,015
Total current assets	102,774	86,536
Property, plant and equipment, net of accumulated amortization and depreciation of $43,889 and $42,861 at March 31, 2020 and December 31, 2019, respectively	28,211	26,326
Operating lease right-of-use assets	14,319	7,364
Goodwill	23,264	23,188
Acquired intangible assets, net of accumulated amortization of $9,923 and $9,431 at March 31, 2020 and December 31, 2019, respectively	10,047	10,504
Other long-term assets	1,440	1,417
Total assets	$180,055	$155,335
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$646	$646
Current portion, liability related to sale of future royalties and milestones	52,671	45,961
Current portion, deferred revenue	34,222	29,174
Current portion, operating lease liabilities	1,506	1,347
Accounts payable	14,752	13,564
Accrued liabilities	22,775	31,332
Other current liabilities	770	185
Total current liabilities	127,342	122,209
Long-term debt, net of current portion	12,584	13,380
Liability related to sale of future royalties and milestones, net of current portion	169,256	175,408
Deferred revenue, net of current portion	20,779	27,705
Operating lease liabilities, net of current portion	14,722	8,020
Contingent purchase price considerations	4,459	8,843
Other long-term liabilities	6,496	4,190
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 12,459 shares designated, issued, and outstanding at March 31, 2020 and December 31, 2019	26,917	26,917
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2020 and December 31, 2019; liquidation value of $33,092 at March 31, 2020	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 163,304,257 and 137,818,068 shares issued at March 31, 2020 and December 31, 2019, respectively	1,633	1,378
Additional paid-in capital	1,132,209	1,059,583
Accumulated other comprehensive loss	(97)	(1,324)
Accumulated deficit	(1,329,667)	(1,284,993)

Total stockholders’ deficit attributable to Agenus Inc.	(195,922)	(225,356)
Non-controlling interest	(6,578)	(5,981)
Total stockholders’ deficit	(202,500)	(231,337)
Total liabilities, convertible preferred stock and stockholders’ deficit	$180,055	$155,335

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 30,
	2020	2019
Revenue:
Research and development	$1,928	$70,871
Other revenue	44	415
Non-cash royalty revenue related to the sale of future royalties	13,156	8,605
Total revenues	15,128	79,891
Operating expenses:
Research and development	(36,363)	(40,130)
General and administrative	(10,613)	(10,805)
Contingent purchase price consideration fair value adjustment	4,384	(2,748)
Operating (loss) income	(27,464)	26,208
Other expense:
Loss on modification of debt	(2,720)	—
Non-operating (expense) income	(1,052)	370
Interest expense, net	(14,035)	(9,143)
Net (loss) income	(45,271)	17,435
Dividends on Series A-1 convertible preferred stock	(52)	(52)
Less: net loss attributable to non-controlling interest	(597)	(1,071)
Net (loss) income attributable to Agenus Inc. common stockholders	$(44,726)	$18,454
Per common share data:
Basic net (loss) income attributable to Agenus Inc. common stockholders	$(0.31)	$0.14
Diluted net (loss) income attributable to Agenus Inc. common stockholders	(0.31)	0.12
Weighted average number of Agenus Inc. common shares outstanding:
Basic	145,061	129,700
Diluted	145,061	148,590

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	$1,227	$(682)
Other comprehensive (loss) income	1,227	(682)
Comprehensive (loss) income	$(43,499)	$17,772

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)
Net loss	—	—	—	—	—	—	—	—	(597)	(44,674)	(45,271)
Other comprehensive income	—	—	—	—	—	—	—	1,227	—	—	1,227
Share-based compensation	—	—	—	—	—	—	2,397	—	—	—	2,397
Shares sold at the market	—	—	—	—	24,716	247	64,876	—	—	—	65,123
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	3,145
Payment of consultant in shares	—	—	—	—	4	0	12	—	—	—	12
Exercise of stock options and employee share purchases	—	—	—	—	765	8	2,196	—	—	—	2,204
Balance at March 31, 2020	12	$26,917	32	$0	163,304	$1,633	$1,132,209	$(97)	$(6,578)	$(1,329,667)	$(202,500)

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

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(45,271)	$17,435
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,700	1,640
Share-based compensation	2,397	1,843
Non-cash royalty revenue	(13,156)	(8,605)
Non-cash interest expense	13,844	9,428
Change in fair value of contingent obligations	(4,384)	2,748
Loss on modification of debt	2,720	—
Changes in operating assets and liabilities:
Accounts receivable	13,649	142
Prepaid expenses	465	1,141
Accounts payable	1,190	(860)
Deferred revenue	(1,875)	56,628
Accrued liabilities and other current liabilities	(8,471)	(2,605)
Other operating assets and liabilities	2,687	(2,348)
Net cash (used in) provided by operating activities	(34,505)	76,587
Cash flows from investing activities:
Purchases of plant and equipment	(644)	(1,501)
Net cash used in investing activities	(644)	(1,501)
Cash flows from financing activities:
Net proceeds from sale of equity	65,123	30,000
Proceeds from employee stock purchases and option exercises	2,204	172
Repayments of debt	(500)	—
Payment of finance lease obligation	(1,214)	(75)
Net cash provided by financing activities	65,613	30,097
Effect of exchange rate changes on cash	12	69
Net increase (decrease) in cash and cash equivalents	30,476	105,252
Cash and cash equivalents, beginning of period	61,808	53,054
Cash and cash equivalents, end of period	$92,284	$158,306
Supplemental cash flow information:
Cash paid for interest	$204	$312
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$246	$173
Issuance of common stock, $0.01 par value, in connection with payment to consultant	12	38
Lease right-of-use assets obtained in exchange for new operating lease liabilities	7,467	—
Lease right-of-use assets obtained in exchange for new finance lease liabilities	2,434	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen vaccines, to fight cancer. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and good manufacturing practice (“GMP”) manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

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

Our business activities include product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. As a result of the COVID-19 pandemic, we recently streamlined our operations and repurposed certain of our R&D efforts to advance product candidates for the potential treatment of COVID-19, including certain agents from our existing clinical portfolio.

Our cash and cash equivalents at March 31, 2020 were $92.3 million, an increase of $30.5 million from December 31, 2019.

          We have incurred significant losses since our inception. As of March 31, 2020, we had an accumulated deficit of $1.3 billion. Although we plan to launch our first commercial product in 2021, we do not expect to be profitable in 2021.

During the past five years, we have financed our operations primarily through funding from corporate partnerships and novel financing mechanisms. Based on our current plans and projections, we believe that our cash resources of $92.3 million as of March 31, 2020, combined with proceeds from financing transactions already completed in the second quarter of 2020, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2020; we are presently in multiple partnership and out licensing discussions which, if consummated, could extend our cash resources into and beyond next year. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity position and will adjust spending as needed in order to preserve liquidity. Most recently, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction and the slowing down of several non-priority programs. Our CEO, Dr. Armen, also elected to receive his base salary in stock rather than cash for the balance of 2020. We also continue to monitor the likelihood of success of our key initiatives and have a plan to discontinue funding of such activities if they do not prove to be successful, or, if by the end of the second quarter of 2020 additional cash resources are not put into place, further restrict funding of non-core programs, restrict capital expenditures and/or reduce the scale of our operations as necessary to ensure sufficient cash resources through the fourth quarter of 2020. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020.

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

Note B - Net Loss Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2020	2019
Amounts used for basic and diluted per share calculations:
Net (loss) income attributable to Agenus Inc. common stockholders	$(44,726)	$18,454

Weighted average number of Agenus Inc. common shares outstanding - basic	145,061	129,700

Effect of potentially dilutive securities:
Share based compensation awards	—	1,498
Series C-1 convertible preferred stock	—	17,392
Weighted average number of Agenus Inc. common shares outstanding - diluted	145,061	148,590

Net (loss) income attributable to Agenus Inc. per common share:
Basic	$(0.31)	$0.14
Diluted	$(0.31)	$0.12

Basic net (loss) and income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan, or “DDCP”). Diluted net (loss) income per common share is calculated by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for the quarter ended March 31, 2020, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2020 and 2019, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Warrants	2,025	1,900
Stock options	27,707	18,139
Non-vested shares	888	505
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	12,459	—

Note C - Investments

Cash equivalents consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$69,151	$69,151	$55,258	$55,258
U.S. Treasury Bills	14,998	14,998	—	—
Total	$84,149	$84,149	$55,258	$55,258

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2020 and 2019.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2020 (in thousands):

Balance, December 31, 2019	$23,188
Foreign currency translation adjustment	76
Balance, March 31, 2020	$23,264

Acquired intangible assets consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,605	$(8,520)	$8,085
Trademarks	4.5 years	838	(838)	—
Other	2-6 years	573	(565)	8
In-process research and development	Indefinite	1,954	—	1,954
Total		$19,970	$(9,923)	$10,047

	As of December 31, 2019
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,584	$(8,044)	$8,540
Trademarks	4.5 years	834	(834)	—
Other	2-6 years	572	(553)	19
In-process research and development	Indefinite	1,945	—	1,945
Total		$19,935	$(9,431)	$10,504

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.4 million for the remainder of 2020, $1.9 million for each of the years ending December 31, 2021 and 2022, $1.4 million for the year ending December 31, 2023 and $0.3 million for the year ending December 31, 2024.

Note E - Debt

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

Debt instrument	Balance at March 31, 2020
Current Portion:
Debentures	$146
2015 Subordinated Notes	500
Long-term Portion:
2015 Subordinated Notes	12,584
Total	$13,230

Debt instrument	Principal at December 31, 2019	Unamortized Debt Discount	Balance at December 31, 2019
Current Portion:
Debentures	$146	$—	$146
2015 Subordinated Notes	500	—	500
Long-term Portion:
2015 Subordinated Notes	13,500	(120)	13,380
Total	$14,146	$(120)	$14,026

On February 18, 2020, we entered into an amendment to the 2015 Subordinated Notes (the “Amendment”) pursuant to which we:

•	extended the maturity date of $13.5 million of the 2015 Subordinated Notes by three years from February 20, 2020 to February 20, 2023;
•	repaid $0.5 million of the 2015 Subordinated Notes;
•	extended the exercise period of the warrants to purchase 1,350,000 shares of the Company’s common stock previously issued in 2015 by three years from February 20, 2020 to February 20, 2023; and
•

issued new warrants to purchase 675,000 shares of the Company’s common stock with a term of five years and an exercise price of $4.48 per share, which represented a 20% premium over the 30-day average trailing closing price of the Company’s common stock as of the date of the Amendment.

The Amendment was accounted for as a debt extinguishment under the guidance of ASU 470: Debt. For the three months ended March 31, 2020, we recorded a loss of approximately $2.7 million in other expense in our condensed consolidated statements of operations and comprehensive loss, which primarily represents the fair value of the new and extended warrants. The amended 2015 Subordinated Notes were recorded at fair value. As of March 31, 2020, the principal amount of our outstanding debt balance was $13.6 million.

In April 2020, we repaid $0.5 million of the outstanding amended 2015 Subordinated Notes. As a result, the obligation has been classified as current in our condensed consolidated balance sheets.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2020 (in thousands):

Period from December 31, 2019 to March 31, 2020
Liability related to sale of future royalties and milestones - beginning balance	$221,845
Non-cash royalty revenue	(13,156)
Non-cash interest expense recognized	13,699
Liability related to sale of future royalties and milestones - ending balance	222,388
Less: unamortized transaction costs	(461)
Liability related to sale of future royalties and milestones, net	$221,927

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

During the three months ended March 31, 2020, we recognized $13.2 million of non-cash royalty revenue, and we recorded $13.7 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the three months ended March 31, 2020, our estimate of the effective annual interest rate over the life of the agreement increased to 26.2%, which results in a retrospective interest rate of 22.2%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Payroll	$4,332	$9,575
Professional fees	4,114	4,314
Contract manufacturing costs	7,227	8,768
Research services	5,856	6,675
Other	1,246	2,000
Total	$22,775	$31,332

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $4.5 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), as of March 31, 2020, are shown in the table below.

Unobservable Input
Period of time to achieve milestones (in years)	2.1
Credit spread	17.2%

Liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$4,459	$—	$—	$4,459
Total	$4,459	$—	$—	$4,459

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$8,843	$—	$—	$8,843
Total	$8,843	$—	$—	$8,843

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2020 (in thousands):

Balance, December 31, 2019	$8,843
Change in fair value of contingent purchase price considerations during the period	(4,384)
Balance, March 31, 2020	$4,459

The fair value of our outstanding debt balance at March 31, 2020 and December 31, 2019 was $13.3 million and $14.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2020 and December 31, 2019 was $13.6 and $14.1 million, respectively.

Note I - Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019 (the “Effective Date”), we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. We are also eligible to receive up to $1.7 billion in aggregate potential milestones.

Collaboration Revenue

For the three months ended March 31, 2020, we recognized $1.8 million of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of quarter end. For the three months ended March 31, 2019, we recognized $70.3 million of research and development revenue. This amount included $4.8 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of quarter end.

We expect to recognize deferred research and development revenue of $26.9 million and $27.7 million for the remainder of 2020 and 2021, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2020.

Incyte Collaboration Agreement

For the three months ended March 31, 2020, we recognized approximately $0.1 million of research and development revenue for research and development services provided. For the three months ended March 31, 2019, we recognized approximately $0.6 million of research and development revenue. This amount included $0.2 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of quarter end and $0.4 million for research and development services.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three months ended March 31, 2020 and 2019, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended March 31, 2020
	United States	Europe	Total
Revenue Type
Research and development services	$97	$—	$97
Recognition of deferred revenue	1,831	—	1,831
Recognition of deferred grant revenue	—	44	44
Non-cash royalty revenue	13,156	—	13,156
	$15,084	$44	$15,128

	Three months ended March 31, 2019
Revenue Type
Research and development services	$414	$—	$414
License fee revenue	65,500	—	65,500
Recognition of deferred revenue	4,957	—	4,957
Recognition of deferred grant revenue	415	—	415
Non-cash royalty revenue	8,605	—	8,605
	$79,891	$—	$79,891

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2020	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$56,414	$-	$(1,831)	$54,583

The change in contract liabilities is primarily related to the recognition of $1.8 million of revenue related to the Gilead Collaboration Agreements during the three months ended March 31, 2020. Deferred revenue related to the Gilead Collaboration Agreements of $54.6 million as of March 31, 2020, which was comprised of the $142.5 million initial transaction price, less $87.9 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $0.3 million receivable as of March 31, 2020 for research and development and manufacturing services provided.

During the three months ended March 31, 2020, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the three months ended March 31, 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	27,164,147	$3.67
Granted	2,083,300	3.53
Exercised	(527,880)	3.05
Forfeited	(389,882)	3.27
Expired	(622,428)	4.46
Outstanding at March 31, 2020	27,707,257	$3.66	7.66	$1,568,570
Vested or expected to vest at March 31, 2020	27,707,257	$3.66	7.66	$1,568,570
Exercisable at March 31, 2020	13,091,335	$4.09	6.05	$282,813

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2020 and 2019 were $1.39 and $1.58, respectively.

As of March 31, 2020, there was approximately $20.1 million of total unrecognized share-based compensation expense related to these stock options which, if all milestones are achieved, will be recognized over a weighted average period of 2.2 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2020 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,207,943	$2.85
Granted	—	—
Vested	—	—
Forfeited	(1,320,311)	3.44
Outstanding at March 31, 2020	887,632	$1.96

As of March 31, 2020, there was approximately $0.8 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a period of 2.0 years.

During the three months ended March 31, 2020, 236,855 shares were issued under the 2019 Employee Stock Purchase Plan and 527,880 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2020 and 2019, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,203	$886
General and administrative	1,194	957
Total share-based compensation expense	$2,397	$1,843

Note K – Leases

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

We also have finance lease agreements for research and development, manufacturing and transportation equipment that expire at various times between in 2020 and 2022.

The components of lease cost recorded in our condensed consolidated statement of operations were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Operating lease cost	$1,077	$551
Finance lease cost	73	65
Variable lease cost	513	161
Sublease income	(144)	(140)
Net lease cost	$1,519	$637

Variable lease cost for the three months ended March 31, 2020 and 2019 primarily related to common area maintenance, taxes, utilities, insurance and parking associated with our operating leases. Short-term lease cost for the three months ended March 31, 2020 and 2019 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 and 2019 was approximately $0.5 million and $0.4 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the three months ended March 31, 2020 was approximately $1.2 million.

The following table presents supplemental balance sheet information related to our leases (in thousands):

	As of March 31, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$14,319	$7,364
Total operating lease right-of-use assets	14,319	7,364

Current portion, operating lease liabilities	1,506	1,347
Operating lease liabilities, net of current portion	14,722	8,020
Total operating lease liabilities	16,228	9,367

Finance Leases
Property, plant and equipment, net	3,181	796
Total finance lease right-of-use assets	3,181	796

Other current liabilities	733	148
Other long-term liabilities	634	—
Total finance lease liabilities	$1,367	$148

Maturities of our lease liabilities as of March 31, 2020 were as follows (in thousands):

Year	Operating Leases	Finance leases	Expected sublease receipts	Net future lease commitments
Remainder of 2020	$3,016	$658	$(433)	$3,241
2021	3,875	804		4,679
2022	3,963	67		4,030
2023	3,553			3,553
2024	2,640			2,640
Thereafter	12,368			12,368
Total	$29,415	$1,529	$(433)	$30,511
Less imputed interest	(13,187)	(162)
Present value of lease liabilities	$16,228	$1,367

The weighted-average remaining lease terms and discount rates related to our operating and finance leases were as follows:

	March 31, 2020
	Operating	Finance
Weighted average remaining lease term (in years)	7.7	1.8
Weighted average discount rate	15.9%	13.1%

Note L – Equity

At the Market Offerings

During the three months ended March 31, 2020, we received net proceeds of approximately $65.1 million from the sale of approximately 24.7 million shares of our common stock at an average price per share of approximately $2.72 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley FBR, Inc.

Note M - Recent Accounting Pronouncements

Recently Issued and Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The

amendments in ASU 2018-13 modify the disclosure requirements of fair value measurements. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We adopted the standard on January 1, 2020. The adoption did not have a material impact on our financial statement disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers, (“ASC 606”) (“ASU 2018-18”). ASU 2018-18 (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in ASC 808 to align with ASC 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606, and (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. We adopted the standard on January 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued, Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements, absent any goodwill impairment.

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2020 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note M – Subsequent Events

At the Market Offerings

During the period of April 1, 2020 through May 7, 2020, we received net proceeds of approximately $15.9 million from the sale of approximately 6.1 million shares of our common stock under our At Market Issuance Sales Agreement with B. Riley FBR, Inc.

Paycheck Protection Program

In May 2020, we entered into promissory notes with Bank of America, NA for aggregate loan proceeds of approximately $6.2 million (collectively, the “Loan”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). We intend to use at least 75% of the Loan proceeds for covered payroll costs and no more than 25% of the Loan proceeds for rent and utilities in accordance with the relevant terms and conditions of the CARES Act. Each Loan has a two-year term and bears interest at a rate of 1.00% per annum.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period commencing on receipt of the Loan proceeds, and at least 75% of any forgiven amount has been used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA and will require us to apply for such treatment in the future.

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

Overview

We are a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen vaccines, to fight cancer. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and good manufacturing practice (“GMP”) manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon™ adjuvant, or QS-21 Stimulon; and
•

our cell therapy subsidiary, AgenTus Therapeutics, Inc. (“AgenTus Therapeutics”), which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” (Activated, CAR-T and TCR) programs.

As a result of the COVID-19 pandemic, we recently streamlined our operations and repurposed certain of our R&D efforts to advance product candidates for the potential treatment of COVID-19, including certain agents from our existing clinical portfolio.

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

In February 2017, we amended our Incyte Collaboration Agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs, and there are no longer any profit-share programs remaining under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment, we and Incyte also entered into the Stock Purchase Agreement whereby Incyte purchased an additional 10 million shares of our common stock at $6.00 per share, resulting in additional proceeds of $60.0 million to us. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of March 31, 2020, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, we received an upfront cash payment from Gilead of $120.0 million following the closing in January 2019, as well as milestone payments totaling $22.5 million in 2019. We are eligible to receive up to an additional $1.7 billion in aggregate potential fees and milestones. At closing, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423 (now GS-1423). Gilead also received the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. We filed INDs for each of AGEN1423 (now GS-1423), AGEN1223 and AGEN2373 in 2019, and all three assets are now in clinical development. We are responsible for developing the option programs up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise. For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Gilead also received the right of first negotiation for two additional, undisclosed programs. At the closing, Gilead also purchased 11,111,111 shares of Agenus common stock for $30.0 million pursuant to a stock purchase agreement.

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

In October 2017, we announced the launch of a subsidiary that is advancing our cell therapy business, AgenTus Therapeutics. AgenTus Therapeutics is focused on the discovery, development, and commercialization of breakthrough “living drugs” to advance cures for cancer patients, currently advancing allogeneic cell therapies that include unmodified iNKT cells. AgenTus Therapeutics licenses intellectual property assets from Agenus and has its own management and governance.

Historical Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Research and development revenue

 We recognized research and development revenue of approximately $1.9 million and $70.9 million during the three months ended March 31, 2020 and 2019, respectively. Research and development revenues in the first quarter of 2020 primarily consisted of $1.8 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the first quarter of 2019 primarily consisted of amounts earned under our Gilead Collaboration Agreements, including $65.5 million related to the recognition of an upfront license fee. During the three months ended March 31, 2020 and 2019, we recorded revenue of $1.8 million and $5.0 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended March 31, 2020 and 2019, we recognized approximately $13.2 million and $8.6 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 9% to $36.4 million for the three months ended March 31, 2020 from $40.1 million for the three months ended March 31, 2019. Decreased expenses in the three months ended March 31, 2020 primarily relate to a $6.2 million decrease in third-party services and other related expenses largely due to the timing of expenses related to the advancement of our antibody programs and a $1.6 million decrease in expenses attributable to the activities of our subsidiary, AgenTus Therapeutics. These decreases were partially offset by a $2.1 million increase in personnel related expenses, primarily due to increased headcount, a $1.3 million increase in expenses attributable to the activities of our subsidiary, Agenus UK Limited and a $0.6 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 2% to $10.6 million for the three months ended March 31, 2020 from $10.8 million for the three months ended March 31, 2019. Decreased expenses in the three months ended March 31, 2020 primarily relate to a $0.6 million decrease in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and Agenus UK Limited and a $0.5 million decrease in professional fees. These decreases were partially offset by a $0.4 million increase in personnel related expenses, primarily due to increased headcount and a $0.5 million increase in other general and administrative expenses.

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

Non-operating (expense) income

Non-operating (expense) income includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $1.4 million for the three months ended March 31, 2020, from income of $0.4 million for the three months ended March 31, 2019 to expense of $1.1 million for the three months ended March 31, 2020, primarily due to foreign currency exchange losses in the first quarter of 2020 compared to gains in the first quarter of 2019.

Interest expense, net

Interest expense, net increased to approximately $14.0 million for the three months ended March 31, 2020 from $9.1 million for the three months ended March 31, 2019, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the three months ended March 31, 2020, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2020	2019	2018	2017	Prior to 2017	Total
Antibody programs*	Various	$28,470	$126,400	$97,011	$95,656	$160,632	$508,169
Heat shock proteins for cancer	Prophage and ASV	1,097	13,235	13,235	12,499	323,391	363,457
Vaccine adjuvant	QS-21 Stimulon	79	872	211	222	13,876	15,260
Other research and development programs		6,717	27,832	14,143	7,748	70,594	127,034
Total research and development expenses		$36,363	$168,339	$124,600	$116,125	$568,493	$1,013,920

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.3 billion as of March 31, 2020. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through March 31, 2020, we have raised aggregate net proceeds of approximately $1.3 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering the offering of up to $250 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 50 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 24.7 million and 6.1 million shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2020 and the period of April 1, 2020 through May 7, 2020, respectively, and received aggregate net proceeds totaling $81.0 million. As of May 7, 2020, we had approximately 3.4 million shares that remained available for sale under the Sales Agreement.

As of March 31, 2020, we had debt outstanding of $13.6 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding.

Our cash and cash equivalents at March 31, 2020 were $92.3 million, an increase of $30.5 million from December 31, 2019.

During the past five years, we have financed our operations primarily through funding from corporate partnerships and novel financing mechanisms. Based on our current plans and projections, we believe that our cash resources of $92.3 million as of March 31, 2020, combined with proceeds from financing transactions already completed in the second quarter of 2020, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2020; we are presently in multiple partnership and out licensing discussions which, if consummated, could extend our cash resources into and beyond next year. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

Management continues to address the Company’s liquidity position and will adjust spending as needed in order to preserve liquidity. Most recently, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction and the slowing down of several non-priority programs. Our CEO, Dr. Armen, also elected to receive his base salary in stock rather than cash for the balance of 2020. We also continue to monitor the likelihood of success of our key initiatives and have a plan to discontinue funding of such activities if they do not prove to be successful, or, if by the end of the second quarter of 2020 additional cash resources are not put into place, further restrict funding of non-core programs, restrict capital expenditures and/or reduce the scale of our operations as necessary to ensure sufficient cash resources through the fourth quarter of 2020. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $323.4 million over the term of the related activities. Through March 31, 2020, we have expensed $271.8 million as research and development expenses and $254.3 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $10.0 million, of which $9.0 million have been paid as of March 31, 2020. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash (used in) provided by operating activities for the three months ended March 31, 2020 and 2019 was ($34.5) million and $76.6 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 0.5% and 2% of our cash used in operations for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, with operations in Belgium, Agenus Switzerland which formerly had operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

We had cash and cash equivalents at March 31, 2020 of $92.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020.

We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2019, 2018, and 2017, were $111.6 million, $162.0 million and $120.7 million, respectively. During the three months ended March 31, 2020, we generated a net loss of $45.3 million. We expect to incur significant losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2020, we had $92.3 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of March 31, 2020, combined with proceeds from financing transactions already completed in the second quarter of 2020, will be sufficient to satisfy our liquidity requirements through the fourth quarter of 2020; we are presently in multiple partnership and out licensing discussions which can extend our cash resources into and beyond next year. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

General economic conditions in the United States and abroad, whether as a result of a public health crisis, such as COVID-19, presidential election or otherwise, may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and these adverse market and economic conditions have increased as a result of the COVID-19 pandemic. The scope, duration and long-term impact of the COVID-19 pandemic are unknown at this time, so there can be no assurance how significant the deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of March 31, 2020, we had cash and cash equivalents of $92.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since March 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital to fund our operations through the fourth quarter of 2020. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Our obligations to the holders of our promissory notes could materially and adversely affect our liquidity.

In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million, of which $13.0 million remain outstanding, with annual interest of 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes were previously due February 20, 2020, and in February 2020, we amended the 2015 Subordinate Notes to extend the maturity date to February 20, 2023. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.0 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.0 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

In May 2020, we issued promissory notes in the aggregate principal amount of approximately $6.2 million (“PPP Loan”) pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Under the current terms of the CARES Act, our PPP Loan is eligible for forgiveness if the proceeds are used for covered payroll costs, rent and utilities during the 8-week period immediately following receipt of the proceeds. However, the CARES Act regulations are still being written, and the interim regulations have been revised multiple times since they were initially published in March 2020. Our PPP Loan may not qualify for forgiveness under the final regulations of the CARES Act, and we may be required to repay the PPP Loan in full, with interest.

If we do not have sufficient cash on hand to service or repay our 2015 Subordinated Notes or PPP Loan, we may be required to raise additional capital which entails the risks described herein.

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

Our anti-PD-1 and anti-CTLA-4 programs (balstilimab and zalifrelimab, respectively) are in Phase 2 expansion trials with both balstilimab monotherapy and balstilimab/zalifrelimab combination trials for patients with second-line cervical cancer that are designed to support BLA filings in the second half of 2020 under the FDA’s accelerated approval pathway. If approved, we intend to commercialize these assets in 2021. These timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. In order to file a BLA and seek accelerated approval, we must launch a confirmatory trial and have it be substantially underway at the time of BLA submission. We have initiated a trial that we intended to satisfy this requirement, but there is no guarantee that the FDA will consider it to be substantially underway at the time of BLA submission, and the COVID-19 pandemic may prevent us from doing so on our planned timeline. There is no guarantee that we will be able to file a BLA in 2020, if at all, or that we will be able to commercialize these assets in 2021 even if we receive approval. If our anti-PD-1 and anti-CTLA-4 programs encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.  The COVID-19 pandemic may cause delays in the patient enrollment in our clinical trails and could prevent the completion and/or timely completion of such trials.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or bispecifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb and CD137.

We are aware of many companies that have products on the market directed towards at least one of these biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3, TIM-3 and CD73. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as an antibody targeting LAG-3 in clinical development, (4) Roche/Genentech has an approved anti-PD-L1 antibody as well as bispecifics targeting CD137 and TIM-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic and (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as agents targeting PD-1, TGFbR1, CD137 in clinical development. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics, Shanghai Junshi Biosciences, Shanghai HengRui Pharmaceuticals and Beigene.

We are also aware of other competitors with PD-1/PD-L1 agents in clinical development as monospecifics or as bispecifics co-targeting pathways including, but not limited to, CTLA-4, LAG-3, TIM-3, TGFb and CD137. These competitors include but are not limited to AbbVie, Amgen, Arcus Biosciences, Akeso Bio, Beigene, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals, Curis Inc., CSPC ZhongQi Pharmaceutical Technology, Elpiscience, F-Star, GSK, Genmab / BioNTech, Gilead Sciences, Genor Biopharma/ Apollomics, Incyte, Innovent Biologics Inc., Jounce Therapeutics, Janssen, Jiangsu HengRui Medicine Co., Lee’s Pharmaceuticals, MacroGenics, Mabspace Biosciences, Merck KgaA, Merus, Novartis, Servier, Sichuan Kelun Pharmaceutical, Suzhou Alphamab/3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shattuck Labs and Xencor. We are also aware of competitors with pre-clinical mono- or bispecific programs against PD-1, PD-L1.

In addition, we are also aware of competitors with clinical stage monospecific drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137. As outlined above, some of these include, but are not limited to AbbVie, Adagene, Arcus Biosciences, Alligator Biosciences, Beigene, Boehringer Ingelheim, Compass Therapeutics, Corvus Pharmaceuticals, CStone Therapeutics, Eli Lilly, Forbius, GSK, Innovent Biologics, Inhibrx, Leap Therapeutics, Lyvgen Biopharma, MedPacto, Novartis, Pieris Pharmaceuticals, Potenza Therapeutics, Servier, Scholar Rock, and Sanofi. Additionally, we are also advancing TIGIT programs towards Investigational New Drug (IND) filing and are aware of competitors with clinical stage anti-TIGIT antibodies. These include, but are not limited to, Arcus Biosciences, BMS, Beigene, Compugen, iTeos Therapeutics, Merck, Mereo Biopharma, Potenza Therapeutics, Roche, Merck, and Mereo Biopharma. We are also aware of competitor programs in preclinical development against these targets. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are conducting both monotherapy and combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. We are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, Regeneron (anti-PD-1), BMS (anti-PD-1 alone or in combination with CTLA-4), Seattle Genetics and Genmab (antibody drug conjugate targeting Tissue Factor), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFb), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Biocad (anti-PD-1), Genor Biopharma (anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel) and Lee Pharmaceuticals (anti-PD-L1).

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

Our subsidiary company, AgenTus Therapeutics, is advancing invariant natural killer T cell (iNKT) therapy. We are aware of competitors advancing NKT therapies, including but not limited to, Kuur Therapeutics and BrightPath Biotherapeutics.

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

We currently depend on suppliers for some of the components necessary for our product candidates. We cannot be sure that these suppliers will remain in business, that they will be able to meet our supply needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. There are, in general, relatively few alternative sources of supply for these components. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from a supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the materials used to manufacture our products, any interruption or delay in the supply of materials, or our inability to obtain materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders. In addition, as part of the FDA’s approval of our product candidates, we will also require FDA approval of the individual components of our process, which include the manufacturing processes and facilities of our suppliers. Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things: interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations; delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component; a lack of long-term supply arrangements for key components with our suppliers; inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms; difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner; production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications; delay in delivery due to our suppliers prioritizing other customer orders over ours; and fluctuation in delivery by our suppliers due to changes in demand from us or their other customers. If any of these risks materialize, our manufacturing costs could significantly increase and our ability to meet clinical and commercial demand for our products could be impacted.

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

•

equipment malfunctions, power outages, natural or man-made calamities or other general disruptions experienced by our third-party manufacturers to their respective operations and other general problems with a multi-step manufacturing process;

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

We have received Fast Track Designation for investigation of balstilimab in combination with zalifrelimab for the treatment of patients with relapsed or refractory metastatic cervical cancer and balstilimab alone for the treatment of cervical cancer, and we intend to apply for such designation for our other product candidates in the future. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure our stockholers that the FDA would decide to grant it. We may not experience a faster development process, review or approval compared to conventional FDA procedures for the product candidate for which we have received, or may receive in the future, Fast Track Designation. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

•	the U.S. Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. We, directly or through our CROs, are conducting clinical trials in countries that Transparency International has identified as “perceived as more corrupt”, including, Brazil, Chile, Georgia, Russia and Ukraine.  In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes and the impact of crises that hinder its operations, such as COVID-19. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We currently have research and development operations in the United Kingdom (“UK”) and clinical operations in eastern Europe, and we expect to pursue pathways to develop and commercialize our product candidates in both U.S. and ex-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the UK’s planned or actual withdrawal from the EU or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

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

As part of our efforts to optimize efficiency across our organization, we closed our Jena, Germany office in 2016 and consolidated these operations in the UK and Switzerland. In 2017, we completed a reduction in force in our Lexington, MA facility, which included certain members of our management, in line with our prioritization efforts, and we closed our office in Basel, Switzerland and transferred our research and development assets and capabilities there to the UK. In January 2020, our subsidiary AgenTus closed its Waterloo, Belgium office and consolidated those operations in our Lexington, MA facility.  In March 2020, as a result of the COVID-19 pandemic, we completed a company-wide reduction in force. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We are still in the process of liquidating 4-AB and transferring intellectual property rights from Switzerland to the United States or elsewhere. There could be adverse tax consequences resulting from this migration of intellectual property rights, which could have an adverse effect on our business and operations.

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

The bulk of our operations are conducted at our facilities in Cambridge, UK, Lexington, MA and Berkeley, CA. The Cambridge, New England and Northern California regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

Natural or man-made calamities, or public health crises, could disrupt our business and materially adversely affect our operations and those of our strategic partners.

Our operations, and those of our CROs, CMOs, and other contractors and consultants together with regulatory agencies such as the FDA or EMA, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could prevent us, or our collaborators and business partners or regulators, from using all or a significant portion of our, or their, facilities or disrupt our supply chain, and, it may be difficult or, in certain cases, impossible for us to continue certain activities, such as for example our manufacturing capabilities, for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses and delays as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. We rely in part on third-party manufacturers to produce and process some of our product candidates. Our ability to obtain some of our clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak that was declared a pandemic by the World Health Organization. These measures include cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so and staggering the working hours of employees that are unable to perform their duties remotely. We are revisiting these measures on a daily basis as the situation evolves, and we are likely to take additional action as we learn more and as instruction is provided by national, state and local governmental agencies. These measures have resulted, and any future actions are likely to result, in a disruption to our business. Our employees are also impacted by the closures of their children’s schools for lengthy periods of time. For instance, in both California and Massachusetts, all public and private elementary and secondary schools have been ordered to closed for the duration of the academic year, leaving many of our employees with no choice but to work from home and care for their children at the same time. In addition, in March 2020, the United States government announced that it would suspend air travel between the United States and parts of Europe for a 30-day period and subsequently revised this suspension to include the UK, where we have an office and employees. In the event the governments in Massachusetts, California or the UK further extend their shelter in place orders or otherwise prohibit employees from going to work for a longer period of time, our business will be disrupted and our programs and timelines are likely to be delayed, depending on the ultimate length and severity of the mandate. Not all of our employees are able to perform their duties or function remotely.

The operations of our strategic partners could also be impacted by calamities or public health crises, which could materially adversely affect our cash resources and operations. At the beginning of 2020, we projected receipt of approximately $60.0 million of cash milestone payments from existing partners before the end of the year.  Although we did receive $15.0 million of this in the first half of 2020, as a result of the impact of COVID-19 on our partner’s programs and trials, the remaining $45.0 million is now delayed and unlikely to be received this year, which impacts our cash runway and ability to fund our operations. Additional delays resulting from COVID-19 or other crises are likely to materially adversely affect our business.

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

During the period from our initial public offering on February 4, 2000 to March 31, 2020, and the three months ended March 31, 2020, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.92 and $4.39 per share, respectively. The average daily trading volume for the three months ended March 31, 2020 was approximately 2,123,229 shares, while the average daily trading volume for the year ended December 31, 2019 was approximately 1,191,940 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2019, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of May 7, 2020, we had 169,776,816 shares of common stock outstanding. Substantially all of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 50,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of May 7, 2020, an aggregate of approximately 41,672,749 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2020, warrants to purchase approximately 2,025,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of March 31, 2020, options to purchase 27,707,257 shares of our common stock with a weighted average exercise price per share of $3.66 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2020, we had 13,091,335 vested options and 887,632 non-vested shares outstanding.

As of March 31, 2020, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of March 31, 2020, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 12,459,000 shares of our common stock.

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

Item 5.	Other Information

On May 8, 2020, Agenus, and on May 4, 2020, Agenus’ subsidiaries Agenus West, LLC (“Agenus West”) and AgenTus Therapeutics, Inc. (“AgenTus”, and collectively with Agenus and Agenus West, the “Borrowers”), entered into Promissory Notes with Bank of America, NA for aggregate loan proceeds of $6,196,809 (collectively, the “Loan”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). The Borrowers intend to use the Loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

In order to obtain the Loan, the Borrowers certified that “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” In making such certifications, the Borrowers’ considered, among other things, (i) Agenus’ status as a pre-commercial biotechnology company with no recurring revenue or income or other committed funding; (ii) Agenus’ limited cash runway, which as reported in this Quarterly Report on Form 10-Q, is currently only expected to satisfy its liquidity requirements through the fourth quarter of 2020; (iii) Agenus’ previously announced cash preservation measures, including its March 2020 restructuring and Dr. Armen’s election to receive his salary in stock, rather than cash, for the balance of 2020; (iv) Agenus’ expectation that, as a result of the COVID-19 pandemic, approximately $45.0 million of cash milestone payments that it was expecting to receive from existing partners in 2020 will likely be delayed; and (v) the uncertain business environment.

Each Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on the 6-month anniversary of the receipt of Loan proceeds. The Borrowers did not provide any collateral or guarantees for the Loan, nor did the Borrowers pay any facility charge to obtain the Loan. Each Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Each Borrower may prepay the Loan at any time without incurring any prepayment charges.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period commencing on receipt of the Loan proceeds, and at least 75% of any forgiven amount has been used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA and will require the Borrowers to apply for such treatment in the future.

Item 6.	Exhibits

Exhibit No.	Description

4.1

Amendment to Notes and Warrants dated as of February 18, 2020 by and among Agenus Inc. and the Investors listed therein.  Filed as Exhibit 4.7 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

4.2

Form of Warrant under the Amended and Restated Note Purchase Agreement dated as of February 18, 2020. Filed as Exhibit 4.8 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

10.1	Consulting Agreement dated January 1, 2020 between Agenus Inc. and Brian Corvese. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	May 11, 2020	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer