Form 10-Q
period 2020-06-30
AGENUS INC
filed 2020-08-10
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 3, 2020: 183,442,653 shares

Agenus Inc.

Six Months Ended June 30, 2020

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27

PART II
ITEM 1A.	Risk Factors	28
ITEM 6.	Exhibits	83
	Signatures	84

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$79,171	$61,808
Accounts receivable	16,628	16,293
Prepaid expenses	7,664	7,420
Other current assets	1,296	1,015
Total current assets	104,759	86,536
Property, plant and equipment, net of accumulated amortization and depreciation of $45,330 and $42,861 at June 30, 2020 and December 31, 2019, respectively	28,520	26,326
Operating lease right-of-use assets	15,015	7,364
Goodwill	24,276	23,188
Acquired intangible assets, net of accumulated amortization of $10,499 and $9,431 at June 30, 2020 and December 31, 2019, respectively	11,760	10,504
Other long-term assets	1,454	1,417
Total assets	$185,784	$155,335
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$1,532	$646
Current portion, liability related to sale of future royalties and milestones	52,849	45,961
Current portion, deferred revenue	37,337	29,174
Current portion, operating lease liabilities	1,650	1,347
Accounts payable	20,698	13,564
Accrued liabilities	27,451	31,332
Other current liabilities	755	185
Total current liabilities	142,272	122,209
Long-term debt, net of current portion	18,813	13,380
Liability related to sale of future royalties and milestones, net of current portion	175,547	175,408
Deferred revenue, net of current portion	14,995	27,705
Operating lease liabilities, net of current portion	15,337	8,020
Contingent purchase price considerations	11,443	8,843
Other long-term liabilities	6,424	4,190
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 12,459 shares designated, issued, and outstanding at June 30, 2020 and December 31, 2019	26,917	26,917
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2020 and December 31, 2019; liquidation value of $33,145 at June 30, 2020	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 171,417,481 and 137,818,068 shares issued at June 30, 2020 and December 31, 2019, respectively	1,714	1,378
Additional paid-in capital	1,156,442	1,059,583
Accumulated other comprehensive income (loss)	369	(1,324)
Accumulated deficit	(1,377,147)	(1,284,993)

Total stockholders’ deficit attributable to Agenus Inc.	(218,622)	(225,356)
Non-controlling interest	(7,342)	(5,981)
Total stockholders’ deficit	(225,964)	(231,337)
Total liabilities, convertible preferred stock and stockholders’ deficit	$185,784	$155,335

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Research and development	$18,068	$4,399	$19,996	$75,271
Service revenue	1,023	—	1,023	—
Other revenue	8	2,053	52	2,468
Non-cash royalty revenue related to the sale of future royalties	7,846	9,263	21,002	17,869
Total revenues	26,945	15,715	42,073	95,608
Operating expenses:
Cost of service revenue	(634)	—	(634)	—
Research and development	(38,550)	(45,243)	(74,913)	(85,374)
General and administrative	(14,195)	(11,405)	(24,809)	(22,211)
Contingent purchase price consideration fair value adjustment	(6,840)	(213)	(2,456)	(2,961)
Operating loss	(33,274)	(41,146)	(60,739)	(14,938)
Other expense:
Loss on modification of debt	—	—	(2,720)	—
Non-operating expense	(340)	(924)	(1,392)	(554)
Interest expense, net	(14,630)	(9,797)	(28,664)	(18,940)
Net loss	(48,244)	(51,867)	(93,515)	(34,432)
Dividends on Series A-1 convertible preferred stock	(52)	(52)	(105)	(104)
Less: net loss attributable to non-controlling interest	(764)	(1,233)	(1,361)	(2,304)
Net loss attributable to Agenus Inc. common stockholders	$(47,532)	$(50,686)	$(92,259)	$(32,232)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.28)	$(0.38)	$(0.59)	$(0.24)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	169,130	134,636	157,096	132,182

Other comprehensive income:
Foreign currency translation gain	466	$1,142	$1,693	$460
Other comprehensive income	466	1,142	1,693	460
Comprehensive loss	$(47,066)	$(49,544)	$(90,566)	$(31,772)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)
Net loss	—	—	—	—	—	—	—	—	(597)	(44,674)	(45,271)
Other comprehensive income	—	—	—	—	—	—	—	1,227	—	—	1,227
Share-based compensation	—	—	—	—	—	—	2,397	—	—	—	2,397
Shares sold at the market	—	—	—	—	24,716	247	64,876	—	—	—	65,123
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	3,145
Payment of consultant in shares	—	—	—	—	4	0	12	—	—	—	12
Exercise of stock options and employee share purchases	—	—	—	—	765	8	2,196	—	—	—	2,204
Balance at March 31, 2020	12	$26,917	32	$0	163,304	$1,633	$1,132,209	$(97)	$(6,578)	$(1,329,667)	$(202,500)
Net loss	—	$—	—	$—	—	$—	$—	$—	$(764)	$(47,480)	(48,244)
Other comprehensive income	—	—	—	—	—	—	—	466	—	—	466
Share-based compensation	—	—	—	—	—	—	2,464	—	—	—	2,464
Shares sold at the market	—	—	—	—	7,290	73	19,834	—	—	—	19,907
Issuance of shares for business acquisition	—	—	—	—	405	4	896	—	—	—	900
Payment of CEO payroll in shares	—	—	—	—	31	0	88	—	—	—	88
Payment of consultant in shares	—	—	—	—	10	0	31	—	—	—	31
Exercise of stock options	—	—	—	—	290	3	921	—	—	—	924
Vesting of nonvested shares	—	—	—	—	88	1	(1)	—	—	—	—
Balance at June 30, 2020	12	$26,917	32	$0	171,418	$1,714	$1,156,442	$369	$(7,342)	$(1,377,147)	$(225,964)

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2018	18	$39,879	32	$0	119,996	$1,200	$1,005,183	$(1,539)	$(2,078)	$(1,177,311)	$(174,545)
Net income (loss)	—	—	—	—	—	—	—	—	(1,071)	18,506	17,435
Other comprehensive loss	—	—	—	—	—	—	—	(682)	—	—	(682)
Adoption of ASC 842	—	—	—	—	—	—	—	—	—	(25)	(25)
Share-based compensation	—	—	—	—	—	—	1,843	—	—	—	1,843
Shares sold under stock purchase agreement	—	—	—	—	11,111	111	29,889	—	—	—	30,000
Conversion of Series C-1 convertible preferred stock	(3)	(6,481)	—	—	3,000	30	6,451	—	—	—	6,481
Payment of consultant in shares	—	—	—	—	14	0	37	—	—	—	37
Exercise of stock options and employee share purchases	—	—	—	—	85	1	172	—	—	—	173
Balance at March 31, 2019	15	$33,398	32	$0	134,206	$1,342	$1,043,575	$(2,221)	$(3,149)	$(1,158,830)	$(119,283)
Net loss	—	$—	—	$—	—	$—	$—	$—	(1,233)	(50,634)	(51,867)
Other comprehensive income	—	—	—	—	—	—	—	1,142	—	—	1,142
Share-based compensation	—	—	—	—	—	—	1,917	—	—	—	1,917
Conversion of Series C-1 convertible preferred stock	(3)	(6,481)	—	—	3,000	30	6,451	—	—	—	6,481
Vesting of nonvested shares	—	—	—	—	53	1	(1)	—	—	—	—
Balance at June 30, 2019	12	$26,917	32	$0	137,259	$1,373	$1,051,942	$(1,079)	$(4,382)	$(1,209,464)	$(161,610)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(93,515)	$(34,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,491	3,323
Share-based compensation	4,950	3,760
Non-cash royalty revenue	(21,002)	(17,869)
Non-cash interest expense	28,191	19,609
Change in fair value of contingent obligations	2,456	2,961
Loss on modification of debt	2,720	—
Changes in operating assets and liabilities:
Accounts receivable	766	(1,267)
Prepaid expenses	(266)	5,704
Accounts payable	6,106	5,643
Deferred revenue	(4,599)	52,803
Accrued liabilities and other current liabilities	(3,532)	(235)
Other operating assets and liabilities	2,354	883
Net cash (used in) provided by operating activities	(71,880)	40,883
Cash flows from investing activities:
Purchases of plant and equipment	(1,762)	(2,762)
Cash paid for business acquisition	(1,000)	—
Cash acquired in business acquisition	28	—
Net cash used in investing activities	(2,734)	(2,762)
Cash flows from financing activities:
Net proceeds from sale of equity	85,030	30,000
Proceeds from employee stock purchases and option exercises	3,128	172
Proceeds from issuance of long-term debt	6,197	—
Repayments of debt	(1,000)	—
Payment of finance lease obligation	(1,430)	(151)
Net cash provided by financing activities	91,925	30,021
Effect of exchange rate changes on cash	52	521
Net increase in cash and cash equivalents	17,363	68,663
Cash and cash equivalents, beginning of period	61,808	53,054
Cash and cash equivalents, end of period	$79,171	$121,717
Supplemental cash flow information:
Cash paid for interest	$590	$620
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$662	$105
Issuance of common stock, $0.01 par value, in connection with payment to consultant	31	38
Issuance of common stock, $0.01 par value, in connection with business acquisition	900	—
Contingent purchase price consideration in connection with business acquisition	144	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	8,600	—
Lease right-of-use assets obtained in exchange for new finance lease liabilities	2,434	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen vaccines, to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and good manufacturing practice manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon™ adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, Inc., which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” programs.

Our business activities include product research and development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations. As a result of the COVID-19 pandemic, in March 2020, we streamlined our operations and repurposed certain of our research and development efforts to advance product candidates for the potential treatment of COVID-19, including certain agents from our existing clinical portfolio.

Our cash and cash equivalents at June 30, 2020 were $79.2 million, an increase of $17.4 million from December 31, 2019.

          We have incurred losses since our inception. As of June 30, 2020, we had an accumulated deficit of $1.4 billion. Although we plan to launch our first commercial product in 2021, if approved, we do not expect to be profitable in 2021.

During the past five years, we have successfully financed our operations through the sale of equity, notes, corporate partnerships and advance royalty sales. Based on our current plans and projections, we believe that our cash resources of $79.2 million as of June 30, 2020, combined with proceeds from financing transactions already completed in the third quarter of 2020, along with cash expected to be received from corporate transactions and milestones, will be sufficient to satisfy our liquidity requirements into the third quarter of 2021; we are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond next year. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity position and will adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction and the slowing down of several non-priority programs and our CEO, Dr. Garo Armen, also elected to receive his base salary in stock rather than cash for the remainder of 2020. We also continue to monitor the likelihood of success of our key initiatives and have a plan to discontinue funding of such activities if they do not prove to be successful, or further restrict funding of non-core programs, restrict capital expenditures and/or reduce the scale of our operations as necessary to ensure sufficient cash resources into the third quarter of 2021. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2020 and 2019, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2020	2019
Warrants	1,950	1,400
Stock options	26,079	23,844
Non-vested shares	873	2,218
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	12,459	12,459

Note C - Investments

Cash equivalents consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$53,942	$53,942	$55,258	$55,258
U.S. Treasury Bills	9,996	9,996	—	—
Total	$63,938	$63,938	$55,258	$55,258

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2020 and 2019.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2020 (in thousands):

Balance, December 31, 2019	$23,188
Foreign currency translation adjustment	294
Addition of goodwill related to business acquisition	794
Balance, June 30, 2020	$24,276

Acquired intangible assets consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,667	$(9,015)	$7,652
Trademarks	4-4.5 years	1,266	(867)	399
Other	2-7 years	2,345	(617)	1,728
In-process research and development	Indefinite	1,981	—	1,981
Total		$22,259	$(10,499)	$11,760

	As of December 31, 2019
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,584	$(8,044)	$8,540
Trademarks	4.5 years	834	(834)	—
Other	2-6 years	572	(553)	19
In-process research and development	Indefinite	1,945	—	1,945
Total		$19,935	$(9,431)	$10,504

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.1 million for the remainder of 2020, $2.2 million for each of the years ending December 31, 2021 and 2022, $1.7 million for the year ending December 31, 2023 and $0.6 million for the year ending December 31, 2024.

Note E - Debt

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

Debt instrument	Balance at June 30, 2020
Current Portion:
Debentures	$146
Other	1,386
Long-term Portion:
2015 Subordinated Notes	12,616
Other	6,197
Total	$20,345

Debt instrument	Principal at December 31, 2019	Unamortized Debt Discount	Balance at December 31, 2019
Current Portion:
Debentures	$146	$—	$146
2015 Subordinated Notes	500	—	500
Long-term Portion:
2015 Subordinated Notes	13,500	(120)	13,380
Total	$14,146	$(120)	$14,026

On February 18, 2020, we entered into an amendment to the 2015 Subordinated Notes (the “Amendment”) pursuant to which we:

•	extended the maturity date of $13.5 million of the 2015 Subordinated Notes by three years from February 20, 2020 to February 20, 2023;
•	repaid $0.5 million of the 2015 Subordinated Notes;
•	extended the exercise period of the warrants to purchase 1,350,000 shares of the Company’s common stock previously issued in 2015 by three years from February 20, 2020 to February 20, 2023; and
•

issued new warrants to purchase 675,000 shares of the Company’s common stock with a term of five years and an exercise price of $4.48 per share, which represented a 20% premium over the 30-day average trailing closing price of the Company’s common stock as of the date of the Amendment.

The Amendment was accounted for as a debt extinguishment under the guidance of ASU 470: Debt. For the six months ended June 30, 2020, we recorded a loss of approximately $2.7 million in other expense in our condensed consolidated statements of operations and comprehensive loss, which primarily represents the fair value of the new and extended warrants. The amended 2015 Subordinated Notes were recorded at fair value. In April 2020, we repaid $0.5 million of the outstanding amended 2015 Subordinated Notes and cancelled related warrants. As of June 30, 2020, the principal amount of our outstanding debt balance was $20.7 million.

Payroll Protection Program

In May 2020, we entered into promissory notes with Bank of America, NA for aggregate loan proceeds of approximately $6.2 million (collectively, the “Loan”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). We intend to use at least 60% of the Loan proceeds for covered payroll costs and no more than 40% of the Loan proceeds for rent and utilities in accordance with the relevant terms and conditions of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act. Each Loan has a two-year term and bears interest at a rate of 1.00% per annum.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty-four week period commencing on receipt of the Loan proceeds, and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA and will require us to apply for such treatment in the future.

As we cannot yet determine if the Loan will be partially or fully forgiven, we have classified the Loan proceeds as debt in our condensed consolidated balance sheet.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the six months ended June 30, 2020 (in thousands):

Period from December 31, 2019 to June 30, 2020
Liability related to sale of future royalties and milestones - beginning balance	$221,845
Non-cash royalty revenue	(21,002)
Non-cash interest expense recognized	27,999
Liability related to sale of future royalties and milestones - ending balance	228,842
Less: unamortized transaction costs	(446)
Liability related to sale of future royalties and milestones, net	$228,396

Healthcare Royalty Partners

In January 2018, we, through our wholly-owned subsidiary Antigenics, LLC (“Antigenics”), entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”). Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for these royalties as revenue when earned, and we recorded the $190.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheet that will be amortized using the interest method over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the condensed consolidated balance sheets based on the estimated recognition of the royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

During the six months ended June 30, 2020, we recognized $21.0 million of non-cash royalty revenue, and we recorded $28.0 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the six months ended June 30, 2020, our estimate of the effective annual interest rate over the life of the agreement increased to 27.3%, which results in a retrospective interest rate of 22.9%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Payroll	$6,514	$9,575
Professional fees	4,254	4,314
Contract manufacturing costs	8,044	8,768
Research services	7,344	6,675
Other	1,295	2,000
Total	$27,451	$31,332

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $11.4 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are based on estimates from a Monte Carlo simulation of our market capitalization and share price, and other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), as of June 30, 2020, are shown in the table below.

Unobservable Input
Period of time to achieve milestones (in years)	1.4
Credit spread	10.8%

Liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$11,443	$—	$—	$11,443
Total	$11,443	$—	$—	$11,443

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$8,843	$—	$—	$8,843
Total	$8,843	$—	$—	$8,843

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2020 (in thousands):

Balance, December 31, 2019	$8,843
Change in fair value of contingent purchase price considerations during the period	2,456
Addition of contingent purchase price consideration related to business acquisition	144
Balance, June 30, 2020	$11,443

The fair value of our outstanding debt balance at June 30, 2020 and December 31, 2019 was $20.5 million and $14.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2020 and December 31, 2019 was $20.7 and $14.1 million, respectively.

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

Collaboration Revenue

For the three months ended June 30, 2020, we recognized $4.0 million of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of quarter end. For the three months ended June 30, 2019, we recognized $3.8 million of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

For the six months ended June 30, 2020, we recognized $5.8 million of license and collaboration revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end. For the six months ended June 30, 2019, we recognized $74.1 million of license and collaboration revenue related to the Gilead Collaboration Agreements. This amount included $8.6 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $22.9 million and $27.7 million for the remainder of 2020 and 2021, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2020.

Incyte Collaboration Agreement

For the three months ended June 30, 2020, we recognized approximately $0.2 million of research and development revenue for research and development services provided. For the three months ended June 30, 2019, we recognized approximately $0.6 million of research and development revenue. This amount included $0.1 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of quarter end and $0.5 million for research and development services.

For the six months ended June 30, 2020, we recognized approximately $0.3 million of research and development revenue for research and development services provided. For the six months ended June 30, 2019, we recognized approximately $1.2 million of research and development revenue. This amount included $0.3 million of the transaction price for the Incyte Collaboration Agreement recognized based on the partial satisfaction of the over time performance obligations as of period end and $0.9 million for research and development services.

Betta License Agreement

In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Greater China. Under the terms of the Betta License Agreement, we received $15.0 million upfront in July 2020 and are eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China.

We also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”), pursuant to which we agreed to sell to Betta HK 4,962,779 shares of Agenus common stock for an aggregate purchase price of approximately $20.0 million, or $4.03 per share. The closing under the stock purchase agreement occurred in July 2020.

We identified the following performance obligations under the Betta License Agreement: (1) the license of balstilimab and zalifrelimab, (2) our obligation to complete manufacturing technology transfer activities to Betta (the “Technology Transfer”) for balistilimab and zalifrelimab and (3) the supply of balistilimab and zalifrelimab.

We determined that the license of balstilimab and zalifrelimab was both capable of being distinct and distinct within the context of the contract as the license has significant stand-alone functionality as of contract inception based on the advanced development stage of balstilimab and zalifrelimab. Betta can begin deriving benefit from the license prior to the Technology Transfer being completed. The Technology Transfer is completed over time and is separate from the transfer of the balstilimab and zalifrelimab license, which occurred at contract inception. As a result, we concluded that the balstilimab and zalifrelimab license and Technology Transfer are separate performance obligations. We also determined that the supply of balstilimab and zalifrelimab was both capable of being distinct and distinct within the context of the contract as it was considered a readily available resource in the market.

We determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer, and as such the total upfront fixed consideration of $15.0 million would be included in the total transaction price and be allocated to the identified performance obligations using the relative standalone selling price method.

We determined the estimated standalone selling price of the balstilimab and zalifrelimab license by applying a risk adjusted, net present value, estimate of future cash flow approach. We determined the estimated standalone selling price of the Technology Transfer by using the estimated costs of satisfying the performance obligation, plus an appropriate margin for such services. We did not estimate the standalone selling price of the balstilimab and zalifrelimab supply due to the “as invoiced” practical expedient.

Revenue attributable to the balstilimab and zalifrelimab license was recognized at a point-in-time, upon delivery of the license to Betta at contract inception. The Technology Transfer is satisfied over time and revenue attributable to this performance obligation will be recognized as the related services are being performed using the input of costs incurred over total costs expected to be incurred. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to Betta.

For the three and six months ended June 30, 2020, we recognized $13.9 million of license and collaboration revenue related to the Betta License Agreement.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three and six months ended June 30, 2020 and 2019, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended June 30, 2020
	United States	Rest of World	Total
Revenue Type
Research and development services	$237	$—	$237
License fee revenue	13,857	—	13,857
Other services	—	1,023	1,023
Recognition of deferred revenue	3,974	—	3,974
Recognition of deferred grant revenue	8	—	8
Non-cash royalty revenue	7,846	—	7,846
	$25,922	$1,023	$26,945

	Three months ended June 30, 2019
Revenue Type
Research and development services	$486	$—	$486
Recognition of deferred revenue	3,913	—	3,913
Recognition of deferred grant revenue	231	55	286
Manufacturing services	1,767	—	1,767
Non-cash royalty revenue	9,263	—	9,263
	$15,660	$55	$15,715

	Six months ended June 30, 2020
	United States	Rest of World	Total
Revenue Type
Research and development services	$334	$—	$334
License fee revenue	13,857	—	13,857
Other services	—	1,023	1,023
Recognition of deferred revenue	5,805	—	5,805
Recognition of deferred grant revenue	8	44	52
Non-cash royalty revenue	21,002	—	21,002
	$41,006	$1,067	$42,073

	Six months ended June 30, 2019
Revenue Type
Research and development services	$901	$—	$901
License fee revenue	65,500	—	65,500
Recognition of deferred revenue	8,870	—	8,870
Recognition of deferred grant revenue	646	55	701
Manufacturing services	1,767	—	1,767
Non-cash royalty revenue	17,869	—	17,869
	$95,553	$55	$95,608

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Six months ended June 30, 2020	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$56,414	$1,311	$(5,805)	$51,920

The change in contract liabilities is primarily related to the recognition of $5.8 million of revenue related to the Gilead Collaboration Agreements and the addition of $1.1 million of deferred revenue from the Betta License Agreement during the six months ended June 30, 2020. Deferred revenue related to the Gilead Collaboration Agreements of $50.6 million as of June 30, 2020, which was comprised of the $142.5 million initial transaction price, less $91.9 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.6 million receivable as of June 30, 2020 for research and development and other services provided.

During the six months ended June 30, 2020, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the six months ended June 30, 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	27,164,147	$3.67
Granted	2,333,722	4.01
Exercised	(817,429)	3.10
Forfeited	(1,315,126)	3.41
Expired	(1,286,014)	4.49
Outstanding at June 30, 2020	26,079,300	$3.69	7.38	$16,015,293
Vested or expected to vest at June 30, 2020	26,079,300	$3.69	7.38	$16,015,293
Exercisable at June 30, 2020	12,863,425	$4.05	5.87	$6,172,093

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2020 and 2019 were $1.46 and $1.83, respectively.

As of June 30, 2020, there was approximately $16.9 million of total unrecognized share-based compensation expense related to these stock options which, if all milestones are achieved, will be recognized over a weighted average period of 2.0 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2020 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,207,943	$2.85
Granted	73,030	3.56
Vested	(88,132)	2.95
Forfeited	(1,320,311)	3.44
Outstanding at June 30, 2020	872,530	$2.00

As of June 30, 2020, there was approximately $0.9 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a period of 1.7 years.

During the six months ended June 30, 2020, 236,855 shares were issued under the 2019 Employee Stock Purchase Plan, 88,132 shares were issued as a result of the vesting of non-vested stock and 817,429 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$839	$610	$2,042	$1,497
General and administrative	1,625	1,306	2,819	2,263
Total share-based compensation expense	$2,464	$1,916	$4,861	$3,760

Note K – Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, facilities in Berkeley, California, for manufacturing and corporate offices and a facility in Cambridge, United Kingdom for research and development and corporate offices. We have subleased a small portion of the space in our main Lexington facility for part of the associated head lease. These agreements expire at various times between 2020 and 2030.

We also have a finance lease agreement for transportation equipment that expires in 2022.

The components of lease cost recorded in our condensed consolidated statement of operations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,074	$604	$2,151	$1,155
Finance lease cost	119	58	192	123
Variable lease cost	495	357	1,009	655
Sublease income	(144)	(140)	(288)	(280)
Net lease cost	$1,544	$879	$3,064	$1,653

Variable lease cost for the three and six months ended June 30, 2020 and 2019 primarily related to common area maintenance, taxes, utilities, insurance and parking associated with our operating leases. Short-term lease cost for the three and six months ended June 30, 2020 and 2019 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 and 2019 was approximately $0.9 million and $0.8 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the six months ended June 30, 2020 was approximately $1.4 million.

The following table presents supplemental balance sheet information related to our leases (in thousands):

	As of June 30, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$15,015	$7,364
Total operating lease right-of-use assets	15,015	7,364

Current portion, operating lease liabilities	1,650	1,347
Operating lease liabilities, net of current portion	15,337	8,020
Total operating lease liabilities	16,987	9,367

Finance Leases
Property, plant and equipment, net	2,353	796
Total finance lease right-of-use assets	2,353	796

Other current liabilities	701	148
Other long-term liabilities	451	—
Total finance lease liabilities	$1,152	$148

Maturities of our lease liabilities as of June 30, 2020 were as follows (in thousands):

Year	Operating Leases	Finance leases	Expected sublease receipts	Net future lease commitments
Remainder of 2020	$2,048	$402	$(289)	$2,161
2021	4,344	804		5,148
2022	4,446	67		4,513
2023	4,008			4,008
2024	2,638			2,638
Thereafter	12,366			12,366
Total	$29,850	$1,273	$(289)	$30,834
Less imputed interest	(12,863)	(121)
Present value of lease liabilities	$16,987	$1,152

The weighted-average remaining lease terms and discount rates related to our operating and finance leases were as follows:

	June 30, 2020
	Operating	Finance
Weighted average remaining lease term (in years)	7.3	1.6
Weighted average discount rate	15.8%	12.3%

Note L – Equity

At the Market Offerings

During the three and six months ended June 30, 2020, we received net proceeds of approximately $19.9 million and $85.0 million from the sale of approximately 7.3 million and 32.0 million shares of our common stock at an average price per share of approximately $2.82 and $2.74, respectively, in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley”) dated May 11, 2019 (the “Prior Sales Agreement”).

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2020 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note M – Subsequent Events

Automatic Shelf Registration Statement on Form S-3ASR

On July 22, 2020, we filed an Automatic Shelf Registration Statement on Form S3-ASR (file no. 333-240006) (the “Registration Statement”). The Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus covering the offering, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a new At Market Issuance Sales Agreement (the “New Sales Agreement”) entered into with B. Riley on July 22, 2020. Pursuant to the New Sales Agreement, sales will be made only upon instructions by us to B. Riley.

At the Market Offerings

During the period of July 1, 2020 through August 3, 2020, we received net proceeds of approximately $23.7 million from the sale of approximately 6.9 million shares of our common stock under both the Prior Sales Agreement and New Sales Agreement.

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

Overview

We are a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen vaccines, to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and good manufacturing practice manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax™;
•	our saponin-based vaccine adjuvants, principally our QS-21 Stimulon™ adjuvant, or QS-21 Stimulon; and
•	our cell therapy subsidiary, AgenTus Therapeutics, Inc. (“AgenTus Therapeutics”), which is designed to drive the discovery of future adoptive cell therapy, or “living drugs” programs.

As a result of the COVID-19 pandemic, in March 2020, we streamlined our operations and repurposed certain of our research and development efforts to advance product candidates for the potential treatment of COVID-19, including certain agents from our existing clinical portfolio.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our most advanced antibody candidates are balstilimab (an anti-PD-1 antibody) and zalifrelimab (an anti-CTLA-4 antibody), which are currently in Phase 2 trials of balstilimab monotherapy and balstilimab/zalifrelimab combination for patients with second-line cervical cancer. Both of these trials are designed to support Biological License Application (“BLA”) filings under the U.S. Food and Drug Administration (“FDA”) accelerated approval pathway. We announced interim data from these trials in February and March 2020, and we expect to file our first BLA for balstilimab monotherapy by the end of 2020, with the BLA for our balstilimab/zalifrelimab combination to follow soon thereafter. In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Greater China. Under the terms of the Betta License Agreement, we received $15.0 million upfront and are eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China. In connection with this transaction, we also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”), pursuant to which we agreed to sell to Betta HK 4,962,779 shares of Agenus common stock for $4.03 per share, or an aggregate purchase price of approximately $20.0 million. The closing under the stock purchase agreement occurred in July 2020.

We have formed additional collaborations with companies such as Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 1 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $95.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of June 30, 2020, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423 (now GS-1423), as well as the exclusive option to exclusively license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. We filed INDs for each of AGEN1423 (now GS-1423), AGEN1223 and AGEN2373 in 2019, and all three assets are now in clinical development. We are responsible for developing the option programs up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise. For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Gilead also received the right of first negotiation for two additional, undisclosed programs. Pursuant to the terms of the Gilead Collaboration Agreements, we are eligible to receive up to an additional $1.7 billion in aggregate potential fees and milestones, as well as royalties on any future sales.

Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s shingles vaccine, Shingrix. In October 2017, GSK’s shingles vaccine was approved in the United States by the FDA. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We do not incur clinical development costs for products partnered with GSK. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). We received the First HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion, and we remain eligible to receive the Second HCR Milestone.

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

Historical Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Research and development revenue

 We recognized research and development revenue of approximately $18.1 million and $4.4 million during the three months ended June 30, 2020 and 2019, respectively. Research and development revenues in the second quarter of 2020 primarily consisted of $4.0 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $13.9 million related to the recognition of an upfront fee under our Betta License Agreement. Research and development revenues in the second quarter of 2019 primarily consisted of $3.8 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreement. During the three months ended June 30, 2020 and 2019, we recorded revenue of $4.0 million and $3.9 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended June 30, 2020 and 2019, we recognized approximately $7.8 million and $9.3 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 15% to $38.6 million for the three months ended June 30, 2020 from $45.2 million for the three months ended June 30, 2019. Decreased expenses in the three months ended June 30, 2020 primarily relate to a $5.5 million decrease in third-party services and other related expenses largely due to the timing of expenses related to the advancement of our antibody programs and a $1.9 million decrease in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and Agenus UK Limited. These decreases were partially offset by a $0.6 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 24% to $14.2 million for the three months ended June 30, 2020 from $11.4 million for the three months ended June 30, 2019. Increased expenses in the three months ended June 30, 2020 primarily relate to a $1.6 million increase in professional fees, a $0.5 million increase in expenses attributable to the activities of our subsidiaries and a $0.6 million increase in other general and administrative expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations, which mainly resulted from changes in our market capitalization and share price and changes in the credit spread since each year end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating expense

Non-operating expense includes our foreign currency translation adjustment and other income or expense. Non-operating expense decreased $0.6 million for the three months ended June 30, 2020, from $0.9 million for the three months ended June 30, 2019 to $0.3 million for the three months ended June 30, 2020, primarily due to decreased foreign currency exchange losses in the second quarter of 2020 compared to the second quarter of 2019.

Interest expense, net

Interest expense, net increased to approximately $14.6 million for the three months ended June 30, 2020 from $9.8 million for the three months ended June 30, 2019, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Research and development revenue

We recognized research and development revenue of approximately $20.0 million and $75.3 million during the six months ended June 30, 2020 and 2019, respectively. Research and development revenues in the first half of 2020 primarily consisted of $5.8 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $13.9 million related to the recognition of an upfront fee under our Betta License Agreement. Research and development revenues in the first half of 2019 primarily consisted of amounts earned under our Gilead Collaboration Agreement, including $65.5 million related to the recognition of an upfront license fee and $8.6 million related to the recognition of deferred revenue earned. During the six months ended June 30, 2020 and 2019, we recorded revenue of $5.8 million and $8.9 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. During the six months ended June 30, 2020 and 2019, we recognized approximately $21.0 million and $17.9 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 12% to $74.9 million for the six months ended June 30, 2020 from $85.4 million for the six months ended June 30, 2019. Decreased expenses in the six months ended June 30, 2020 primarily relate to a $11.6 million decrease in third-party services and other related expenses largely due to the timing of expenses related to the advancement of our antibody programs and a $2.1 million decrease in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and Agenus UK Limited. These decreases were partially offset by a $2.0 million increase in personnel related expenses, primarily due to increased headcount and a $1.2 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 12% to $24.8 million for the six months ended June 30, 2020 from $22.2 million for the six months ended June 30, 2019. Increased expenses in the six months ended June 30, 2020 primarily relate to a $1.1 million increase in professional fees, a $0.5 million increase in personnel related expenses, primarily due to increased share-based compensation expense and a $1.1 million increase in other general and administrative expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations, which mainly resulted from changes in our market capitalization and share price and changes in the credit spread since each year end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating expense

Non-operating expense includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $0.8 million for the six months ended June 30, 2020, from $0.6 million for the six months ended June 30, 2019 to $1.4 million for the six months ended June 30, 2020, primarily due to our increased foreign currency exchange losses in the first half of 2020 compared to the first half of 2019.

Interest expense, net:

Interest expense, net increased to approximately $28.7 million for the six months ended June 30, 2020 from $18.9 million for the six months ended June 30, 2019, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the six months ended June 30, 2020, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2020	2019	2018	2017	Prior to 2017	Total
Antibody programs*	Various	$59,677	$126,400	$97,011	$95,656	$160,632	$539,376
Heat shock proteins for cancer	Prophage and ASV	1,917	13,235	13,235	12,499	323,391	364,277
Vaccine adjuvant	QS-21 Stimulon	90	872	211	222	13,876	15,271
Adoptive cell therapies and other research and development programs	Various	13,229	27,832	14,143	7,748	70,594	133,546
Total research and development expenses		$74,913	$168,339	$124,600	$116,125	$568,493	$1,052,470

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.4 billion as of June 30, 2020. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through June 30, 2020, we have raised aggregate net proceeds of approximately $1.3 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “New Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 32.0 million and 6.9 million shares of our common stock pursuant to both a prior At Market Issuance Sales Agreement with B. Riley FBR, Inc. and the New Sales Agreement during the six months ended June 30, 2020 and the period of July 1, 2020 through August 3, 2020, respectively, and received aggregate net proceeds totaling $108.7 million. As of August 3, 2020, we had approximately 94.4 million shares that remained available for sale under the New Sales Agreement.

As of June 30, 2020, we had debt outstanding of $20.7 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding. In May 2020, we received $6.2 million under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) which is classified as debt in our condensed consolidated balance sheet we cannot yet determine if the amount will be partially or fully forgiven.

Our cash and cash equivalents at June 30, 2020 were $79.2 million, an increase of $17.4 million from December 31, 2019.

During the past five years, we have successfully financed our operations through the sale of equity, notes, corporate partnerships and advance royalty sales. Based on our current plans and projections, we believe that our cash resources of $79.2 million as of June 30, 2020, combined with proceeds from financing transactions already completed in the third quarter of 2020, along with cash expected to be received from corporate transactions and milestones, will be sufficient to satisfy our liquidity requirements into the third quarter of 2021; we are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond next year. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

Management continues to address the Company’s liquidity position and will adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction and the slowing down of several non-priority programs and our CEO, Dr. Garo Armen, also elected to receive his base salary in stock rather than cash for the remainder of 2020. We also continue to monitor the likelihood of success of our key initiatives and have a plan to discontinue funding of such activities if they do not prove to be successful, or further restrict funding of non-core programs, restrict capital expenditures and/or reduce the scale of our operations as necessary to ensure sufficient cash resources into the third quarter of 2021. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $352.3 million over the term of the related activities. Through June 30, 2020, we have expensed $287.7 million as research and development expenses and $271.4 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $10.0 million, of which $9.0 million have been paid as of June 30, 2020. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash (used in) provided by operating activities for the six months ended June 30, 2020 and 2019 was ($71.9) million and $40.9 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 1% and 2% of our cash used in operations for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, which formerly had operations in Belgium, Agenus Switzerland which formerly had operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

We had cash and cash equivalents at June 30, 2020 of $79.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on May 11, 2020.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2019, 2018, and 2017, were $111.6 million, $162.0 million and $120.7 million, respectively. During the six months ended June 30, 2020, we generated a net loss of $93.5 million. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2020, we had $79.2 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of June 30, 2020, combined with proceeds from financing transactions already completed in the third quarter of 2020, along with cash expected to be received from corporate transactions and milestones, will be sufficient to satisfy our liquidity requirements into the third quarter of 2021; we are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond next year. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

General economic conditions in the United States and abroad, whether as a result of a public health crisis, such as COVID-19, the 2020 U.S. presidential election or otherwise, may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired.

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

As of June 30, 2020, we had cash and cash equivalents of $79.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since June 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital to fund our operations into the third quarter of 2021. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Our obligations to the holders of our promissory notes could materially and adversely affect our liquidity.

In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million, of which $13.0 million remains outstanding, with annual interest of 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes were previously due February 20, 2020, and in February 2020, we amended the 2015 Subordinate Notes to extend the maturity date to February 20, 2023. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.0 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.0 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

In May 2020, we issued promissory notes in the aggregate principal amount of approximately $6.2 million (“PPP Loan”) pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Under the current terms of the CARES Act, our PPP Loan is eligible for forgiveness if the proceeds are used for covered payroll costs, rent and utilities during the 8 to 24-week period immediately following receipt of the proceeds. However, the CARES Act regulations are still being written, and the interim regulations have been revised multiple times since they were initially published in March 2020. Our PPP Loan may not qualify for forgiveness under the final regulations of the CARES Act, and we may be required to repay the PPP Loan in full, with interest.

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

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our initial product candidates targeting cervical cancer.

Our anti-PD-1 and anti-CTLA-4 programs (balstilimab and zalifrelimab, respectively) are in Phase 2 expansion trials with both balstilimab monotherapy and balstilimab/zalifrelimab combination trials for patients with second-line cervical cancer that are designed to support BLA filings under the FDA’s accelerated approval pathway. We expect to file our first BLA for balstilimab monotherapy by the end of 2020, with the BLA for our balstilimab/zalifrelimab combination to follow soon thereafter.  If approved, we intend to commercialize these assets by the end of 2021. These timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. In order to file a BLA and seek accelerated approval, we must launch a confirmatory trial and have it be substantially underway at the time of BLA submission. We have initiated a trial intended to satisfy this requirement, but there is no guarantee that the FDA will consider it to be substantially underway at the time of BLA submission, and the COVID-19 pandemic may prevent us from doing so on our planned timeline. There is no guarantee that we will be able to file a BLA in 2020, if at all, or that we will be able to commercialize these assets in 2021 even if we receive approval. If our anti-PD-1 and anti-CTLA-4 programs encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

Our clinical trials or those of our current and future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.  The COVID-19 pandemic may cause delays in the patient enrollment in our clinical trials and could prevent the completion and/or timely completion of such trials.

The number of product candidates that we are attempting to simultaneously advance creates a significant strain on our resources and may prevent us from successfully advancing any product candidates. If, due to our limited resources and access to capital, we prioritize development of certain product candidates, such decisions may prove to be wrong and may adversely affect our business.

We are currently advancing multiple immune modulating antibodies, vaccines, vaccine adjuvants and adoptive cell therapies (through our AgenTus subsidiary). Simultaneously advancing so many product candidates creates a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business.

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

We are aware of many companies that have products on the market directed towards at least one of the biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3, TIM-3 and CD73. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as an antibody targeting LAG-3 in clinical development, (4) Roche/Genentech has an approved anti-PD-L1 antibody as well as bispecifics targeting CD137, LAG-3 and TIM-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic and (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as agents targeting PD-1, TGFbR1, CD137 in clinical development. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics, Shanghai Junshi Biosciences, Shanghai HengRui Pharmaceuticals and Beigene.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but limited to AbbVie, Adagene, Amgen, Anhui Anke Biotechnology, Arcus Biosciences, Akeso Bio, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals, CSPC ZhongQi Pharmaceutical Technology, GSK, Gilead Sciences, Genor Biopharma/ Apollomics, Genrix (Shanghai) Biopharmaceutical, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen, Laekna Therapeutics, Lee’s Pharmaceuticals, Livzon Mabpharm, MacroGenics, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, Servier, Sichuan Kelun Pharmaceutical, Suzhou Alphamab/3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). As mentioned earlier, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma, 3D Medicines/Alphamab, Alpine Immune Sciences. We are also aware of preclinical stage bispecifics co-targeting CTLA-4.

We are also aware of competitors with clinical stage monospecific drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. As outlined above, some of these include, but are not limited to AbbVie, Adagene, Arcus Biosciences, Alligator Biosciences, Beigene, Boehringer Ingelheim, Compass Therapeutics, Corvus Pharmaceuticals, CStone Therapeutics, Eli Lilly, Forbius, GSK, Innovent Biologics, Inhibrx, Leap Therapeutics, Lyvgen Biopharma, MedPacto, Novartis, Potenza Therapeutics, Servier, Scholar Rock, and Sanofi. We are also aware of preclinical stage competitors developing monospecific agents against these targets. Further, we are also aware of competitors developing bispecifics targeting these pathways.

Additionally, we are advancing TIGIT programs towards Investigational New Drug (IND) filing and are aware of competitors with clinical stage anti-TIGIT antibodies. These include, but are not limited to, Arcus Biosciences, BMS, Beigene, Compugen, iTeos Therapeutics, Merck, Mereo Biopharma, Potenza Therapeutics, Roche, Merck, Mereo Biopharma and Seattle Genetics. We are also aware of competitor programs in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are conducting both monotherapy and combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. We are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, Regeneron (anti-PD-1), BMS (anti-PD-1 alone or in combination with CTLA-4), Seattle Genetics and Genmab (antibody drug conjugate targeting Tissue Factor), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFb), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Vaccibody (HPV vaccine in combination with anti-PD-L1), Biocad (anti-PD-1), Genor Biopharma (anti-PD-1), Gloria Biosciences (Anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel), Akeso Bio (anti-PD-1/CTLA-4 bispecific) and Lee Pharmaceuticals (anti-PD-L1).

We have autologous vaccine programs in clinical development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not limited to the following: Merck markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax), Mimivax Inc. (SurVaxM) and Annias Immunotherapeutics (CMV Vaccine). Other companies may begin development programs as well. There are companies advancing neoantigen vaccines that compete with our HSP based vaccines including, but not limited to: Gritstone Oncology, BioNTech, Moderna/Merck, Genocea Biosciences, ISA Pharmaceuticals, Nouscom, and Vaccibody. In addition, and prior to regulatory approval, if ever, our vaccines and our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Our subsidiary company, AgenTus Therapeutics, is advancing invariant natural killer T cell (iNKT) therapy. We are aware of competitors advancing NKT therapies, including but not limited to, Kuur Therapeutics and BrightPath Biotherapeutics.

Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, companies such as CSL Limited as well as academic institutions and manufacturers of saponin extracts, are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

Cancer and autoimmune therapies are sometimes characterized as first-line, second-line, third-line and even fourth-line, and the FDA often approves new therapies initially only for last-line use. Initial approvals for new cancer and autoimmune therapies are often restricted to later lines of therapy, and in the case of cancer specifically, for patients with advanced or metastatic disease. Indeed, the BLAs that we intend to file for balstilimab and zalifrelimab target second-line cervical cancer. This will limit the number of cervical cancer patients who may be eligible to use balstilimab and zalifrelimab, if approved.

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

We are currently building marketing, sales and commercial compliance functions, and as a company, we have no experience in marketing, selling and distributing products or performing commercial compliance. If we are unable to establish such capabilities or enter into agreements with third parties to perform such functions, we may not be able to generate product revenue.

We currently have a small number of employees that are tasked with building our marketing, sales and commercial compliance functions, and we currently have no sales, marketing, distribution or commercial compliance capabilities and have no experience as a company performing such tasks. Developing an in-house marketing team, sales force and commercial compliance function will require significant capital expenditures, management resources and time and may ultimately prove to be unsuccessful. In the event we develop and deploy these capabilities, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain personnel qualified to perform these tasks.  If we fail to market and sell our approved products in compliance with applicable laws and regulations, we may be subject to fines or other penalties.

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

We expect to rely on third-party manufacturers for the manufacture of commercial supplies of our drug candidates. At present, we do not have long-term supply agreements with all of the vendors needed to produce our product candidates for commercial sale and we may be unable to establish such agreements with third-party manufacturers or do so on acceptable terms.

The agreements that we do have in place with our third-party manufacturers obligate us to make significant non-refundable deposits to reserve manufacturing slots prior to the receipt of marketing approval for our product candidates.  Additionally, if our product candidates are approved, we will be required to make minimum purchases and will have limited ability to purchase product in excess of our forecasted needs. As a result, if product sales fall below our minimum purchase obligations, we will be obligated to purchase more product than we can successfully sell, and if product demand exceeds the amount that we can purchase from our manufacturers, we will have to forgo some product sales. Either of these events may materially harm our financial prospects. Finally, reliance on third-party manufacturers entails additional risks, including:

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

Risks Related to Our Reliance on Third Parties

We are dependent upon our collaborations with Gilead, Incyte and Betta Pharmaceuticals Co., Ltd. (“Betta Pharmaceuticals”) to further develop and commercialize certain of our antibody programs. If we or Gilead, Incyte or Betta Pharmaceuticals fail to perform as expected, the potential for us to generate future revenues under such collaborations could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.

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

In June 2020, we entered into a license and collaboration agreement with Betta Pharmaceuticals to collaborate on the development and commercialization of balstilimab and zalifrelimab in greater China. Pursuant to the license and collaboration agreement, Betta Pharmaceuticals received an exclusive license to develop, manufacture and commercialize zalifrelimab and balstilimab in all fields (other than intravesical delivery) in greater China. Under the agreement, Betta Pharmaceuticals is responsible for all of the development, regulatory approval, manufacturing and commercialization costs in greater China. As part of the collaboration, Betta Pharma made an upfront cash payment of $15.0 million and agreed to make up to $100.0 million in aggregate milestone payments plus tiered royalties on net sales of zalifrelimab and balstilimab. Royalties range from mid-single digit to low-twenties percent, subject to certain reductions under certain circumstances. Accordingly, the timely and successful completion by Betta Pharmaceuticals of development, regulatory approval, manufacturing and commercialization activities will significantly affect the timing and amount of any milestones or royalties we may receive from Betta Pharmaceuticals. Betta Pharmaceuticals’ activities will be influenced by, among other things, the efforts and allocation of resources by Betta Pharmaceuticals, which we cannot control.

In addition, our collaboration with Betta Pharmaceuticals may be unsuccessful due to other factors, including, without limitation, that Betta Pharmaceuticals:

•	may terminate any of the license and collaboration agreement for convenience upon 90 days’ notice;
•	has control over the development, regulatory approval, manufacturing and commercialization of balstilimab and zalifrelimab in greater China;
•	may change the focus of its business efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to balstilimab and zalifrelimab; and
•	may choose not to develop and commercialize balstilimab and zalifrelimab in all markets within greater China or for one or more indications, if at all.

Additionally, the US-China relationship has deteriorated in recent years and, further deterioration may impact the ability of Agenus and Betta Pharmaceuticals to successfully collaborate.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in states and other countries. We are not permitted to market any biological product in the United States for commercial use until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities, except for our application related to Prophage. A BLA must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and we may never obtain regulatory approval for our product candidates.

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

With respect to our clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States in compliance with European data protection laws including the GDPR. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 20 issued United States patents and approximately 25 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 280 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our approximately 40 pending United States patent applications and approximately 280 pending foreign patent applications may not result in patents being issued which protect our product candidates or patents which effectively prevent others from commercializing competitive technologies and product candidates.

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

Depending upon the nature of the product and the specifics of the related FDA marketing approval, data exclusivity under the Biologics Price Competition and Innovation Act (BPCIA) or related laws in the U.S. or certain foreign countries and territories may be available for our products.  The BPCIA provides that FDA shall not approve certain biosimilars from the date of first licensure of a reference product for 12 years, subject to certain restrictions.  However, we may not obtain or be eligible for data exclusivity because of, for example, the nature of the product with respect to other products on the market, our relationships with our partners (including our licensors and licensees), failing to claim the exclusivity at the appropriate time or otherwise failing to satisfy applicable requirements. If we are unable to obtain data exclusivity, our competitors may obtain earlier approval of competing products, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We also have partners who may market or refer to our trademarks or trade names and may use the trademarks or trade names is ways that impair our branding strategy.  Recepta and Betta Pharmaceuticals have rights to balstilimab and zalifrelimab in certain South American countries and greater China, respectively, and each may adopt a marketing strategy, including use or registration of trademarks and tradenames, that could impair our brand identity or strategy and possibly cause market confusion.  If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

As part of our efforts to optimize efficiency across our organization, we previously closed offices in Germany and Switzerland and consolidated these operations in the UK. In January 2020, our subsidiary AgenTus closed its Waterloo, Belgium office and consolidated those operations in our Lexington, MA facility.  In March 2020, as a result of the COVID-19 pandemic, we completed a company-wide reduction in force. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We are still in the process of liquidating 4-AB and transferring intellectual property rights from Switzerland to the United States or elsewhere. There could be adverse tax consequences resulting from this migration of intellectual property rights, which could have an adverse effect on our business and operations.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, licensees, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Potential vulnerabilities can also be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In July 2020, the United States Government charged a pair of Chinese hackers working on behalf of China’s intelligence service in relation to the hacking of U.S. based biotechnology companies researching COVID-19 vaccines.  In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture certain of our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed. We do not maintain cyber liability insurance, and would therefore have no coverage for any losses resulting from any data security incident.

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

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures include cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so, staggering the working hours of employees that are unable to perform their duties remotely and reconfiguring our facilities for physical distancing. We are revisiting these measures on a regular basis as the pandemic evolves, and we are likely to take additional action as we learn more and as instruction is provided by national, state and local governmental agencies. These measures have resulted, and any future actions are likely to result, in a disruption to our business. Our employees are also impacted by the closures of their children’s schools for lengthy periods of time. For instance, in both California and Massachusetts, all public and private elementary and secondary schools were closed for the duration of the 2019-2020 academic year, leaving many of our employees with no choice but to work from home while also caring for their children, which caused a loss in employee productivity.  We expect this state of affairs to continue at least into 2021 as many schools have announced plans for a partially, or fully, remote 2020-2021 academic year.  In addition, in March 2020, the United States government announced that it would suspend air travel between the United States and parts of Europe for a 30-day period and subsequently revised this suspension to include the UK, where we have an office and employees. In July 2020, the European Union banned entry by Americans, and, at present, the U.K. is requiring Americans to self-quarantine for 14-days after arrival.  In the event the governments in Massachusetts, California or the UK further extend their shelter in place orders, travel bans, or otherwise prohibit employees from going to work for a longer period of time, our business will be disrupted and our programs and timelines are likely to be delayed, depending on the ultimate length and severity of the mandate. Not all of our employees are able to perform their duties or function remotely.

The operations of our strategic partners could also be impacted by calamities or public health crises, which could materially adversely affect our cash resources and operations. At the beginning of 2020, we projected receipt of approximately $60.0 million of cash milestone payments from existing partners before the end of the year.  Although we did receive $15.1 million of this in the first half of 2020, as a result of the impact of COVID-19 on our partner’s programs and trials, the remaining $45.0 million is now delayed and unlikely to be received this year, which impacts our cash runway and ability to fund our operations. Additional delays resulting from COVID-19 or other crises are likely to materially adversely affect our business.

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

During the period from our initial public offering on February 4, 2000 to June 30, 2020, and the six months ended June 30, 2020, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.92 and $4.39 per share, respectively. The average daily trading volume for the six months ended June 30, 2020 was approximately 2,677,035 shares, while the average daily trading volume for the year ended December 31, 2019 was approximately 1,191,940 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of August 3, 2020, we had 183,442,653 shares of common stock outstanding. Except for the 4,962,779 shares of common stock recently issued to Betta Pharmaceuticals, substantially all of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 100,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of August 3, 2020, an aggregate of approximately 132,745,356 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020, the resale of which must be registered with the SEC by June 2021. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2020, warrants to purchase approximately 1,950,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of June 30, 2020, options to purchase 26,079,300 shares of our common stock with a weighted average exercise price per share of $3.69 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2020, we had 12,863,425 vested options and 872,530 non-vested shares outstanding.

As of June 30, 2020, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of June 30, 2020, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 12,459,000 shares of our common stock.

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

Item 6.	Exhibits

Exhibit No.	Description

4.1	Stock Purchase Agreement, dated as of June 20, 2020, by and among Agenus Inc., Betta Investment (Hong Kong) Limited, and Betta Pharmaceuticals Co., Ltd. Filed herewith.

10.1(1)	License and Collaboration Agreement, dated as of June 20, 2020, by and between Agenus Inc. and Betta Pharmaceuticals Co., Ltd. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1) Certain material contained in this exhibit has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K of the Securities Act of 1933.

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2020	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer