Form 10-Q
period 2020-09-30
AGENUS INC
filed 2020-11-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 5, 2020: 190,149,301 shares

Agenus Inc.

Nine Months Ended September 30, 2020

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26

PART II
ITEM 1A.	Risk Factors	27
ITEM 5.	Other Information	80
ITEM 6.	Exhibits	82
	Signatures	83

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$114,144	$61,808
Accounts receivable	1,414	16,293
Prepaid expenses	8,232	7,420
Other current assets	1,661	1,015
Total current assets	125,451	86,536
Property, plant and equipment, net of accumulated amortization and depreciation of $46,065 and $42,861 at September 30, 2020 and December 31, 2019, respectively	27,106	26,326
Operating lease right-of-use assets	14,596	7,364
Goodwill	24,694	23,188
Acquired intangible assets, net of accumulated amortization of $11,138 and $9,431 at September 30, 2020 and December 31, 2019, respectively	11,146	10,504
Other long-term assets	1,490	1,417
Total assets	$204,483	$155,335
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$1,182	$646
Current portion, liability related to sale of future royalties and milestones	60,661	45,961
Current portion, deferred revenue	40,118	29,174
Current portion, operating lease liabilities	1,813	1,347
Accounts payable	20,543	13,564
Accrued liabilities	21,804	31,332
Other current liabilities	774	185
Total current liabilities	146,895	122,209
Long-term debt, net of current portion	18,845	13,380
Liability related to sale of future royalties and milestones, net of current portion	174,673	175,408
Deferred revenue, net of current portion	8,069	27,705
Operating lease liabilities, net of current portion	14,913	8,020
Contingent purchase price considerations	13,639	8,843
Other long-term liabilities	6,855	4,190
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 12,459 shares designated, issued, and outstanding at September 30, 2020 and December 31, 2019	26,917	26,917
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2020 and December 31, 2019; liquidation value of $33,197 at September 30, 2020	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 189,156,970 and 137,818,068 shares issued at September 30, 2020 and December 31, 2019, respectively	1,892	1,378
Additional paid-in capital	1,226,687	1,059,583
Accumulated other comprehensive income (loss)	1,233	(1,324)
Accumulated deficit	(1,428,300)	(1,284,993)
Total stockholders’ deficit attributable to Agenus Inc.	(198,488)	(225,356)
Non-controlling interest	(7,835)	(5,981)
Total stockholders’ deficit	(206,323)	(231,337)
Total liabilities, convertible preferred stock and stockholders’ deficit	$204,483	$155,335

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Research and development	$4,286	$5,751	$24,283	$81,022
Service revenue	1,599	—	2,621	—
Other revenue	—	1,985	52	4,453
Non-cash royalty revenue related to the sale of future royalties	8,947	12,204	29,950	30,073
Total revenues	14,832	19,940	56,906	115,548
Operating expenses:
Cost of service revenue	(911)	—	(1,545)	—
Research and development	(32,134)	(46,132)	(107,048)	(131,506)
General and administrative	(14,380)	(11,512)	(39,188)	(33,723)
Contingent purchase price consideration fair value adjustment	(2,196)	1,781	(4,652)	(1,180)
Operating loss	(34,789)	(35,923)	(95,527)	(50,861)
Other expense:
Loss on modification of debt	—	—	(2,720)	—
Non-operating income (expense)	(648)	304	(2,040)	(250)
Interest expense, net	(16,209)	(10,658)	(44,874)	(29,598)
Net loss	(51,646)	(46,277)	(145,161)	(80,709)
Dividends on Series A-1 convertible preferred stock	(52)	(52)	(157)	(156)
Less: net loss attributable to non-controlling interest	(493)	(803)	(1,854)	(3,107)
Net loss attributable to Agenus Inc. common stockholders	$(51,205)	$(45,526)	$(143,464)	$(77,758)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.28)	$(0.33)	$(0.87)	$(0.58)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	182,667	137,619	165,682	134,014

Other comprehensive income (loss):
Foreign currency translation gain (loss)	864	$(204)	$2,557	$257
Other comprehensive income (loss)	864	(204)	2,557	257
Comprehensive loss	$(50,341)	$(45,730)	$(140,907)	$(77,501)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)
Net loss	—	—	—	—	—	—	—	—	(597)	(44,674)	(45,271)
Other comprehensive income	—	—	—	—	—	—	—	1,227	—	—	1,227
Share-based compensation	—	—	—	—	—	—	2,397	—	—	—	2,397
Shares sold at the market	—	—	—	—	24,716	247	64,876	—	—	—	65,123
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	3,145
Payment of consultant in shares	—	—	—	—	4	0	12	—	—	—	12
Exercise of stock options and employee share purchases	—	—	—	—	765	8	2,196	—	—	—	2,204
Balance at March 31, 2020	12	$26,917	32	$0	163,304	$1,633	$1,132,209	$(97)	$(6,578)	$(1,329,667)	$(202,500)
Net loss	—	$—	—	$—	—	$—	$—	$—	$(764)	$(47,480)	(48,244)
Other comprehensive income	—	—	—	—	—	—	—	466	—	—	466
Share-based compensation	—	—	—	—	—	—	2,464	—	—	—	2,464
Shares sold at the market	—	—	—	—	7,290	73	19,834	—	—	—	19,907
Issuance of shares for business acquisition	—	—	—	—	405	4	896	—	—	—	900
Payment of CEO payroll in shares	—	—	—	—	31	0	88	—	—	—	88
Payment of consultant in shares	—	—	—	—	10	0	31	—	—	—	31
Exercise of stock options	—	—	—	—	290	3	921	—	—	—	924
Vesting of nonvested shares	—	—	—	—	88	1	(1)	—	—	—	—
Balance at June 30, 2020	12	$26,917	32	$0	171,418	$1,714	$1,156,442	$369	$(7,342)	$(1,377,147)	$(225,964)
Net loss	—	$—	—	$—	—	$—	$—	$—	$(493)	$(51,153)	(51,646)
Other comprehensive income	—	—	—	—	—	—	—	864	—	—	864
Share-based compensation	—	—	—	—	—	—	2,620	—	—	—	2,620
Shares sold at the market	—	—	—	—	12,281	123	46,278	—	—	—	46,401
Shares sold under stock purchase agreement	—	—	—	—	4,963	50	19,950	—	—	—	20,000
Payment of CEO payroll in shares	—	—	—	—	27	0	103	—	—	—	103
Payment of consultant in shares	—	—	—	—	5	0	19	—	—	—	19
Exercise of stock options and employee share purchases	—	—	—	—	423	4	1,276	—	—	—	1,280
Vesting of nonvested shares	—	—	—	—	40	1	(1)	—	—	—	—
Balance at September 30, 2020	12	$26,917	32	$0	189,157	$1,892	$1,226,687	$1,233	$(7,835)	$(1,428,300)	$(206,323)

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2018	18	$39,879	32	$0	119,996	$1,200	$1,005,183	$(1,539)	$(2,078)	$(1,177,311)	$(174,545)
Net income (loss)	—	—	—	—	—	—	—	—	(1,071)	18,506	17,435
Other comprehensive loss	—	—	—	—	—	—	—	(682)	—	—	(682)
Adoption of ASC 842	—	—	—	—	—	—	—	—	—	(25)	(25)
Share-based compensation	—	—	—	—	—	—	1,843	—	—	—	1,843
Shares sold under stock purchase agreement	—	—	—	—	11,111	111	29,889	—	—	—	30,000
Conversion of Series C-1 convertible preferred stock	(3)	(6,481)	—	—	3,000	30	6,451	—	—	—	6,481
Payment of consultant in shares	—	—	—	—	14	0	37	—	—	—	37
Exercise of stock options and employee share purchases	—	—	—	—	85	1	172	—	—	—	173
Balance at March 31, 2019	15	$33,398	32	$0	134,206	$1,342	$1,043,575	$(2,221)	$(3,149)	$(1,158,830)	$(119,283)
Net loss	—	$—	—	$—	—	$—	$—	$—	(1,233)	(50,634)	(51,867)
Other comprehensive income	—	—	—	—	—	—	—	1,143	—	—	1,143
Share-based compensation	—	—	—	—	—	—	1,917	—	—	—	1,917
Conversion of Series C-1 convertible preferred stock	(3)	(6,481)	—	—	3,000	30	6,451	—	—	—	6,481
Vesting of nonvested shares	—	—	—	—	53	1	(1)	—	—	—	—
Balance at June 30, 2019	12	$26,917	32	$0	137,259	$1,373	$1,051,942	$(1,078)	$(4,382)	$(1,209,464)	$(161,609)
Net loss	—	$—	—	$—	—	—	—	—	(803)	(45,474)	(46,277)
Other comprehensive loss	—	—	—	—	—	—	—	(204)	—	—	(204)
Share-based compensation	—	—	—	—	—	—	3,084	—	—	—	3,084
Payment of consultant in shares	—	—	—	—	7	0	19	—	—	—	19
Exercise of stock options and employee share purchases	—	—	—	—	44	0	115	—	—	—	115
Vesting of nonvested shares	—	—	—	—	48	1	(1)	—	—	—	—
Balance at September 30, 2019	12	$26,917	32	$0	137,358	$1,374	$1,055,159	$(1,282)	$(5,185)	$(1,254,938)	$(204,872)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(145,161)	$(80,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,341	5,001
Share-based compensation	7,673	6,844
Non-cash royalty revenue	(29,950)	(30,073)
Non-cash interest expense	44,109	30,400
Donation of assets	622	—
Loss on disposal of assets	14	—
Change in fair value of contingent obligations	4,652	1,180
Loss on modification of debt	2,720	—
Changes in operating assets and liabilities:
Accounts receivable	15,883	(1,390)
Prepaid expenses	(822)	8,780
Accounts payable	6,291	3,100
Deferred revenue	(8,741)	62,551
Accrued liabilities and other current liabilities	(8,748)	5,406
Other operating assets and liabilities	2,611	2,008
Net cash (used in) provided by operating activities	(103,506)	13,098
Cash flows from investing activities:
Purchases of plant and equipment	(2,632)	(3,601)
Cash paid for business acquisition, net	(975)	—
Net cash used in investing activities	(3,607)	(3,601)
Cash flows from financing activities:
Net proceeds from sale of equity	151,431	30,000
Proceeds from employee stock purchases and option exercises	4,408	287
Proceeds from issuance of long-term debt	6,197	—
Repayments of debt	(1,231)	—
Payment of finance lease obligation	(1,597)	(232)
Net cash provided by financing activities	159,208	30,055
Effect of exchange rate changes on cash	241	668
Net increase in cash and cash equivalents	52,336	40,220
Cash and cash equivalents, beginning of period	61,808	53,054
Cash and cash equivalents, end of period	$114,144	$93,274
Supplemental cash flow information:
Cash paid for interest	$892	$925
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	166	—
Issuance of common stock, $0.01 par value, in connection with payment to consultant	62	56
Issuance of common stock, $0.01 par value, in connection with business acquisition	900	—
Contingent purchase price consideration in connection with business acquisition	144	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	8,600	3,017
Lease right-of-use assets obtained in exchange for new finance lease liabilities	2,434	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Our cash and cash equivalents at September 30, 2020 were $114.1 million, an increase of $52.3 million from December 31, 2019.

          We have incurred losses since our inception. As of September 30, 2020, we had an accumulated deficit of $1.4 billion. Although we plan to launch our first commercial product in 2021, if approved, we do not expect to be profitable in 2021.

During the past five years, we have successfully financed our operations through the sale of equity, notes, corporate partnerships and advance royalty sales. Based on our current plans and projections, we believe that our cash resources of $114.1 million as of September 30, 2020, will be sufficient to satisfy our liquidity requirements into the third quarter of 2021; we are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond next year. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity position and will adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction, and our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash for the remainder of 2020. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2020 and 2019, as they would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2020	2019
Warrants	1,950	1,400
Stock options	24,813	24,890
Non-vested shares	844	2,117
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	12,459	12,459

Note C - Investments

Cash equivalents consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$84,329	$84,329	$55,258	$55,258
U.S. Treasury Bills	14,999	14,999	—	—
Total	$99,328	$99,328	$55,258	$55,258

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2020 and 2019.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2020 (in thousands):

Balance, December 31, 2019	$23,188
Foreign currency translation adjustment	712
Addition of goodwill related to business acquisition	794
Balance, September 30, 2020	$24,694

Acquired intangible assets consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,808	$(9,547)	$7,261
Trademarks	4-4.5 years	1,252	(915)	337
Other	2-7 years	2,181	(676)	1,505
In-process research and development	Indefinite	2,043	—	2,043
Total		$22,284	$(11,138)	$11,146

	As of December 31, 2019
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,584	$(8,044)	$8,540
Trademarks	4.5 years	834	(834)	—
Other	2-6 years	572	(553)	19
In-process research and development	Indefinite	1,945	—	1,945
Total		$19,935	$(9,431)	$10,504

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.6 million for the remainder of 2020, $2.2 million for each of the years ending December 31, 2021 and 2022, $1.7 million for the year ending December 31, 2023 and $0.6 million for the year ending December 31, 2024.

Note E - Debt

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

Debt instrument	Balance at September 30, 2020
Current Portion:
Debentures	$146
Other	1,036
Long-term Portion:
2015 Subordinated Notes	12,648
Other	6,197
Total	$20,027

Debt instrument	Principal at December 31, 2019	Unamortized Debt Discount	Balance at December 31, 2019
Current Portion:
Debentures	$146	$—	$146
2015 Subordinated Notes	500	—	500
Long-term Portion:
2015 Subordinated Notes	13,500	(120)	13,380
Total	$14,146	$(120)	$14,026

On February 18, 2020, we entered into an amendment to the 2015 Subordinated Notes (the “Amendment”) pursuant to which we:

•	extended the maturity date of $13.5 million of the 2015 Subordinated Notes by three years from February 20, 2020 to February 20, 2023;
•	repaid $0.5 million of the 2015 Subordinated Notes;
•	extended the exercise period of the warrants to purchase 1,350,000 shares of the Company’s common stock previously issued in 2015 by three years from February 20, 2020 to February 20, 2023; and
•

issued new warrants to purchase 675,000 shares of the Company’s common stock with a term of five years and an exercise price of $4.48 per share, which represented a 20% premium over the 30-day average trailing closing price of the Company’s common stock as of the date of the Amendment.

The Amendment was accounted for as a debt extinguishment under the guidance of ASU 470: Debt. For the nine months ended September 30, 2020, we recorded a loss of approximately $2.7 million in other expense in our condensed consolidated statements of operations and comprehensive loss, which primarily represents the fair value of the new and extended warrants. The amended 2015 Subordinated Notes were recorded at fair value. In April 2020, we repaid $0.5 million of the outstanding amended 2015 Subordinated Notes and cancelled related warrants. As of September 30, 2020, the principal amount of our outstanding debt balance was $20.4 million.

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

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2020 (in thousands):

Period from December 31, 2019 to September 30, 2020
Liability related to sale of future royalties and milestones - beginning balance	$221,845
Non-cash royalty revenue	(29,950)
Non-cash interest expense recognized	43,870
Liability related to sale of future royalties and milestones - ending balance	235,765
Less: unamortized transaction costs	(431)
Liability related to sale of future royalties and milestones, net	$235,334

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

During the nine months ended September 30, 2020, we recognized $30.0 million of non-cash royalty revenue, and we recorded $43.9 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the nine months ended September 30, 2020, our estimate of the effective annual interest rate over the life of the agreement increased to 29.0%, which results in a retrospective interest rate of 23.8%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Payroll	$7,472	$9,575
Professional fees	3,430	4,314
Contract manufacturing costs	6,287	8,768
Research services	3,554	6,675
Other	1,061	2,000
Total	$21,804	$31,332

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $13.6 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price, as well as other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), as of September 30, 2020, are shown in the table below.

Unobservable Input
Period of time to achieve milestones (in years)	1.1
Credit spread	8.4%

Liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$13,639	$—	$—	$13,639
Total	$13,639	$—	$—	$13,639

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$8,843	$—	$—	$8,843
Total	$8,843	$—	$—	$8,843

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2020 (in thousands):

Balance, December 31, 2019	$8,843
Change in fair value of contingent purchase price considerations during the period	4,652
Addition of contingent purchase price consideration related to business acquisition	144
Balance, September 30, 2020	$13,639

The fair value of our outstanding debt balance at September 30, 2020 and December 31, 2019 was $20.2 million and $14.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2020 and December 31, 2019 was $20.4 and $14.1 million, respectively.

Note I - Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019 (the “Effective Date”), we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. We are also eligible to receive up to $1.1 billion in aggregate potential milestones.

Collaboration Revenue

For the three months ended September 30, 2020, we recognized $4.1 million of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of quarter end. For the three months ended September 30, 2019, we recognized $3.6 million of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

For the nine months ended September 30, 2020, we recognized $9.9 million of license and collaboration revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end. For the nine months ended September 30, 2019, we recognized $77.7 million of license and collaboration revenue related to the Gilead Collaboration Agreements. This amount included $12.2 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $18.8 million and $27.7 million for the remainder of 2020 and 2021, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2020.

Incyte Collaboration Agreement

For the three months ended September 30, 2020, we recognized approximately $0.2 million of research and development revenue for research and development services provided. For the three months ended September 30, 2019, we recognized approximately $2.1 million of research and development revenue. This amount included $1.7 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of quarter end and $0.4 million for research and development services.

For the nine months ended September 30, 2020, we recognized approximately $0.5 million of research and development revenue for research and development services provided. For the nine months ended September 30, 2019, we recognized approximately $3.3 million of research and development revenue. This amount included $2.0 million of the transaction price for the Incyte Collaboration Agreement recognized based on the partial satisfaction of the over time performance obligations as of period end and $1.3 million for research and development services.

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

We also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”). Refer to Note L – Equity for additional detail.

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

For the three and nine months ended September 30, 2020, we recognized $13.9 million of license and collaboration revenue related to the Betta License Agreement.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three and nine months ended September 30, 2020 and 2019, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended September 30, 2020
	United States	Rest of World	Total
Revenue Type
Research and development services	$175	$—	$175
Other services	—	1,489	1,489
Recognition of deferred revenue	4,111	110	4,221
Non-cash royalty revenue	8,947	—	8,947
	$13,233	$1,599	$14,832

	Three months ended September 30, 2019
Revenue Type
Research and development services	$441	$—	$441
Recognition of deferred revenue	5,310	—	5,310
Recognition of deferred grant revenue	6	445	451
Manufacturing services	1,534	—	1,534
Non-cash royalty revenue	12,204	—	12,204
	$19,495	$445	$19,940

	Nine months ended September 30, 2020
	United States	Rest of World	Total
Revenue Type
Research and development services	$510	$—	$510
License fee revenue	13,857	—	13,857
Other services	—	2,511	2,511
Recognition of deferred revenue	9,916	110	10,026
Recognition of deferred grant revenue	8	44	52
Non-cash royalty revenue	29,950	—	29,950
	$54,241	$2,665	$56,906

	Nine months ended September 30, 2019
Revenue Type
Research and development services	$1,341	$—	$1,341
License fee revenue	65,500	—	65,500
Recognition of deferred revenue	14,181	—	14,181
Recognition of deferred grant revenue	651	501	1,152
Manufacturing services	3,301	—	3,301
Non-cash royalty revenue	30,073	—	30,073
	$115,047	$501	$115,548

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Nine months ended September 30, 2020	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$56,414	$1,380	$(10,026)	$47,768

The change in contract liabilities is primarily related to the recognition of $9.9 million of revenue related to the Gilead Collaboration Agreements and the addition of $1.1 million of deferred revenue from the Betta License Agreement during the nine months ended September 30, 2020. Deferred revenue related to the Gilead Collaboration Agreements of $46.5 million as of September 30, 2020, which was comprised of the $142.5 million initial transaction price, less $96.0 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.4 million receivable as of September 30, 2020 for research and development and other services provided.

During the nine months ended September 30, 2020, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the nine months ended September 30, 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	27,164,147	$3.67
Granted	2,508,307	4.00
Exercised	(1,140,417)	3.05
Forfeited	(2,356,590)	3.71
Expired	(1,362,946)	4.46
Outstanding at September 30, 2020	24,812,501	$3.68	7.34	$16,184,792
Vested or expected to vest at September 30, 2020	24,812,501	$3.68	7.34	$16,184,792
Exercisable at September 30, 2020	12,520,083	$3.99	6.00	$7,176,805

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2020 and 2019 were $1.51 and $1.61, respectively.

As of September 30, 2020, there was approximately $14.5 million of total unrecognized share-based compensation expense related to these stock options which, if all milestones are achieved, will be recognized over a weighted average period of 1.9 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2020 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,207,943	$2.85
Granted	84,816	3.63
Vested	(128,132)	2.64
Forfeited	(1,320,311)	3.44
Outstanding at September 30, 2020	844,316	$2.02

As of September 30, 2020, there was approximately $0.8 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a period of 1.4 years.

During the nine months ended September 30, 2020, 337,004 shares were issued under the 2019 Employee Stock Purchase Plan, 128,132 shares were issued as a result of the vesting of non-vested stock and 1,140,417 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$902	$1,239	$2,944	$2,735
General and administrative	1,718	1,845	4,537	4,109
Total share-based compensation expense	$2,620	$3,084	$7,481	$6,844

Note K – Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, facilities in Berkeley, California, for manufacturing and corporate offices and a facility in Cambridge, United Kingdom for research and development and corporate offices. We have subleased a small portion of the space in our main Lexington facility for part of the associated head lease. These agreements expire at various times between 2022 and 2030.

We also have a finance lease agreement for transportation equipment that expires in 2022.

The components of lease cost recorded in our condensed consolidated statement of operations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,087	$686	$3,238	$1,841
Finance lease cost	94	52	286	175
Variable lease cost	525	411	1,534	1,066
Sublease income	(144)	(140)	(432)	(421)
Net lease cost	$1,562	$1,009	$4,626	$2,661

Variable lease cost for the three and nine months ended September 30, 2020 and 2019 primarily related to common area maintenance, taxes, utilities, insurance and parking associated with our operating leases. Short-term lease cost for the three and nine months ended September 30, 2020 and 2019 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 and 2019 was approximately $1.2 million and $1.1 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the nine months ended September 30, 2020 was approximately $1.6 million.

The following table presents supplemental balance sheet information related to our leases (in thousands):

	As of September 30, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$14,596	$7,364
Total operating lease right-of-use assets	14,596	7,364

Current portion, operating lease liabilities	1,813	1,347
Operating lease liabilities, net of current portion	14,913	8,020
Total operating lease liabilities	16,726	9,367

Finance Leases
Property, plant and equipment, net	2,292	796
Total finance lease right-of-use assets	2,292	796

Other current liabilities	723	148
Other long-term liabilities	261	—
Total finance lease liabilities	$984	$148

Maturities of our lease liabilities as of September 30, 2020 were as follows (in thousands):

Year	Operating Leases	Finance leases	Expected sublease receipts	Net future lease commitments
Remainder of 2020	$1,052	$201	$(144)	$1,109
2021	4,366	804		5,170
2022	4,468	67		4,535
2023	4,029			4,029
2024	2,660			2,660
Thereafter	12,386			12,386
Total	$28,961	$1,072	$(144)	$29,889
Less imputed interest	(12,235)	(88)
Present value of lease liabilities	$16,726	$984

The weighted-average remaining lease terms and discount rates related to our operating and finance leases were as follows:

	September 30, 2020
	Operating	Finance
Weighted average remaining lease term (in years)	7.1	1.3
Weighted average discount rate	15.8%	12.3%

Note L – Equity

Automatic Shelf Registration Statement on Form S-3ASR

On July 22, 2020, we filed an Automatic Shelf Registration Statement on Form S-3ASR (file no. 333-240006) (the “Registration Statement”). The Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus covering the offering, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a new At Market Issuance Sales Agreement (the “New Sales Agreement”) entered into with B. Riley on July 22, 2020. Pursuant to the New Sales Agreement, sales will be made only upon instructions by us to B. Riley.

At the Market Offerings

During the three and nine months ended September 30, 2020, we received net proceeds of approximately $46.4 million and $131.4 million from the sale of approximately 12.3 million and 44.3 million shares of our common stock at an average price per share of approximately $3.90 and $3.06, respectively, in at-the-market offerings under both the New Sales Agreement and an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley”) dated May 11, 2019.

Stock Purchase Agreement

In June 2020, in connection with the Betta License Agreement, we entered into a stock purchase agreement with Betta and Betta HK, pursuant to which we agreed to sell to Betta HK 4,962,779 shares of Agenus common stock for an aggregate purchase price of approximately $20.0 million, or $4.03 per share. The closing under the stock purchase agreement occurred in July 2020.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2020 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note M – Subsequent Events

At the Market Offerings

During the period of October 1, 2020 through November 5, 2020, we received net proceeds of approximately $7.0 million from the sale of approximately 1.9 million shares of our common stock under the New Sales Agreement.

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

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our most advanced antibody candidates are balstilimab (an anti-PD-1 antibody) and zalifrelimab (an anti-CTLA-4 antibody), which are currently in Phase 2 trials of balstilimab monotherapy and balstilimab/zalifrelimab combination for patients with second-line cervical cancer. Both of these trials are designed to support Biological License Application (“BLA”) filings under the U.S. Food and Drug Administration (“FDA”) accelerated approval pathway. We announced interim data from these trials in February, March and September 2020, and we initiated the rolling submission of our BLA for balstilimab monotherapy in September 2020. We expect to initiate the rolling BLA submission for our balstilimab/zalifrelimab combination in the first quarter of 2021, pending further discussion with the FDA. In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Greater China. Under the terms of the Betta License Agreement, we received $15.0 million upfront and are eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China. In connection with this transaction, we also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”), pursuant to which we agreed to sell to Betta HK 4,962,779 shares of Agenus common stock for $4.03 per share, or an aggregate purchase price of approximately $20.0 million. The closing under the stock purchase agreement occurred in July 2020.

We have formed additional collaborations with companies such as Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 1 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $95.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of September 30, 2020, we remain eligible to receive up to $450.0 million and $85.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423 (now GS-1423), as well as the exclusive option to exclusively license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. All three assets have entered clinical development. Gilead recently terminated the license agreement and will give GS-1423 back to us, and the other agreements remain in force. We are responsible for developing the option programs up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise. For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Pursuant to the terms of the Gilead option agreements, we remain eligible to receive up to $100.0 million in option exercise fees and, if exercised, up to an additional $1.0 billion in aggregate milestone payments, as well as royalties on any future sales.

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

In October 2017, we announced the launch of a subsidiary that is advancing our cell therapy business, AgenTus Therapeutics. AgenTus Therapeutics is focused on the discovery, development, and commercialization of breakthrough “living drugs” to advance cures for cancer patients, currently advancing allogeneic cell therapies that include unmodified iNKT cells. In May 2020 and June 2020, the FDA cleared IND applications for agenT-797, an allogeneic iNKT therapy, for the treatment of patients with cancer and COVID-19, respectively. In November 2020, AgenTus Therapeutics dosed its first COVID-19 patient with agenT-797, and cancer trials are expected to commence shortly. AgenTus Therapeutics licenses intellectual property assets from Agenus and has its own management and governance.

Historical Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Research and development revenue

 We recognized research and development revenue of approximately $4.3 million and $5.8 million during the three months ended September 30, 2020 and 2019, respectively. Research and development revenues in the third quarter of 2020 primarily consisted of $4.1 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the third quarter of 2019 primarily consisted of $3.6 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $1.7 million related to the recognition of deferred revenue earned under our Incyte Collaboration Agreement. During the three months ended September 30, 2020 and 2019, we recorded revenue of $4.1 million and $5.3 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended September 30, 2020 and 2019, we recognized approximately $8.9 million and $12.2 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 30% to $32.1 million for the three months ended September 30, 2020 from $46.1 million for the three months ended September 30, 2019. Decreased expenses in the three months ended September 30, 2020 primarily relate to a $9.9 million decrease in third-party services and other related expenses largely due to the timing of expenses related to the advancement of our antibody programs, a $1.4 million decrease in personnel related expenses, primarily due to reduced headcount and a $3.8 million decrease in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and Agenus UK Limited. These decreases were partially offset by a $1.2 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 25% to $14.4 million for the three months ended September 30, 2020 from $11.5 million for the three months ended September 30, 2019. Increased expenses in the three months ended September 30, 2020 primarily relate to a $1.9 million increase in professional fees, a $0.4 million increase in expenses attributable to the activities of our subsidiaries and a $0.6 million increase in other general and administrative expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations, which mainly resulted from changes in our market capitalization and share price and changes in the credit spread since each reporting period end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $1.0 million for the three months ended September 30, 2020, from income of $0.3 million for the three months ended September 30, 2019 to expense of $0.7 million for the three months ended September 30, 2020, primarily due to increased foreign currency exchange losses in the third quarter of 2020 compared to the third quarter of 2019.

Interest expense, net

Interest expense, net increased to approximately $16.2 million for the three months ended September 30, 2020 from $10.7 million for the three months ended September 30, 2019, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Research and development revenue

We recognized research and development revenue of approximately $24.3 million and $81.0 million during the nine months ended September 30, 2020 and 2019, respectively. Research and development revenues in the first nine months of 2020 primarily consisted of $9.9 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $13.9 million related to the recognition of an upfront fee under our Betta License Agreement. Research and development revenues in the first nine months of 2019 primarily consisted of amounts earned under our Gilead Collaboration Agreements, including $65.5 million related to the recognition of an upfront license fee and $12.2 million related to the recognition of deferred revenue earned and amounts earned under our Incyte Collaboration Agreement, including $1.3 million related to the reimbursement of development costs. During the nine months ended September 30, 2020 and 2019, we recorded revenue of $9.9 million and $14.2 million, respectively, from the amortization of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. During the nine months ended September 30, 2020 and 2019, we recognized approximately $30.0 million and $30.1 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 19% to $107.1 million for the nine months ended September 30, 2020 from $131.5 million for the nine months ended September 30, 2019. Decreased expenses in the nine months ended September 30, 2020 primarily relate to a $21.5 million decrease in third-party services and other related expenses largely due to the timing of expenses related to the advancement of our antibody programs and a $5.9 million decrease in expenses attributable to the activities of our subsidiaries, AgenTus Therapeutics and Agenus UK Limited. These decreases were partially offset by a $0.6 million increase in personnel related expenses and a $2.3 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 16% to $39.2 million for the nine months ended September 30, 2020 from $33.7 million for the nine months ended September 30, 2019. Increased expenses in the nine months ended September 30, 2020 primarily relate to a $3.0 million increase in professional fees, a $0.4 million increase in personnel related expenses, primarily due to increased share-based compensation expense, a $0.4 million increase in expenses attributable to the activities of our subsidiaries and a $1.6 million increase in other general and administrative expenses.

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

Non-operating expense

Non-operating expense includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $1.8 million for the nine months ended September 30, 2020, from $0.3 million for the nine months ended September 30, 2019 to $2.0 million for the nine months ended September 30, 2020, primarily due to our increased foreign currency exchange losses in the first nine months of 2020 compared to the first nine months of 2019.

Interest expense, net:

Interest expense, net increased to approximately $44.9 million for the nine months ended September 30, 2020 from $29.6 million for the nine months ended September 30, 2019, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the nine months ended September 30, 2020, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2020	2019	2018	2017	Prior to 2017	Total
Antibody programs*	Various	$87,208	$126,400	$97,011	$95,656	$160,632	$566,907
Heat shock proteins for cancer	Prophage and ASV	542	13,235	13,235	12,499	323,391	362,902
Vaccine adjuvant	QS-21 Stimulon	115	872	211	222	13,876	15,296
Adoptive cell therapies and other research and development programs	Various	19,183	27,832	14,143	7,748	70,594	139,500
Total research and development expenses		$107,048	$168,339	$124,600	$116,125	$568,493	$1,084,605

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.4 billion as of September 30, 2020. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through September 30, 2020, we have raised aggregate net proceeds of approximately $1.4 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “New Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 44.3 million and 1.9 million shares of our common stock pursuant to both a prior At Market Issuance Sales Agreement with B. Riley FBR,

Inc. and the New Sales Agreement during the nine months ended September 30, 2020 and the period of October 1, 2020 through November 5, 2020, respectively, and received aggregate net proceeds totaling $138.4 million. As of November 5, 2020, we had approximately 87.2 million shares that remained available for sale under the New Sales Agreement.

As of September 30, 2020, we had debt outstanding of $20.4 million in principal. In February 2015, we issued subordinated notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding. In May 2020, we received $6.2 million under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) which is classified as debt in our condensed consolidated balance sheet as we cannot yet determine if the amount will be partially or fully forgiven.

Our cash and cash equivalents at September 30, 2020 were $114.1 million, an increase of $52.3 million from December 31, 2019.

During the past five years, we have successfully financed our operations through the sale of equity, notes, corporate partnerships and advance royalty sales. Based on our current plans and projections, we believe that our cash resources of $114.1 million as of September 30, 2020, will be sufficient to satisfy our liquidity requirements into the third quarter of 2021; we are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond next year. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

Management continues to address the Company’s liquidity position and will adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction, and our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash for the remainder of 2020. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $353.3 million over the term of the related activities. Through September 30, 2020, we have expensed $303.1 million as research and development expenses and $291.8 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We have also entered into sponsored research agreements related to our product candidates that required payments of $10.0 million, of which $9.0 million have been paid as of September 30, 2020. We plan to enter into additional agreements with third party providers as well as sponsored research agreements, and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash (used in) provided by operating activities for the nine months ended September 30, 2020 and 2019 was ($103.5) million and $13.1 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 1% and 2% of our cash used in operations for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, which formerly had operations in Belgium, Agenus Switzerland which formerly had operations in Switzerland, and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

We had cash and cash equivalents at September 30, 2020 of $114.1 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission (“SEC”) on August 10, 2020.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2019, 2018, and 2017, were $111.6 million, $162.0 million and $120.7 million, respectively. During the nine months ended September 30, 2020, we generated a net loss of $145.2 million. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•	conduct clinical trials for our pipeline of product candidates;

•	further develop our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants;

•	continue to discover and develop additional product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, scientific manufacturing and commercial personnel;

•	expand in-house manufacturing capabilities;

•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

•	acquire or in-license other product candidates and technologies;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

•	add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates in our pipeline. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2020, we had $114.1 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of September 30, 2020, will be sufficient to satisfy our liquidity requirements into the third quarter of 2021; we are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond next year. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur until the second half of 2021, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and these adverse market and economic conditions have increased as a result of the COVID-19 pandemic. The scope, duration and long-term impact of the COVID-19 pandemic are unknown at this time, so there can be no assurance how significant the deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans for some or all of our pipeline candidates. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of September 30, 2020, we had cash and cash equivalents of $114.1 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since September 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

In May 2020, we issued promissory notes in the aggregate principal amount of approximately $6.2 million (“PPP Loan”) pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Under the current terms of the CARES Act, our PPP Loan is eligible for forgiveness if the proceeds are used for covered payroll costs, rent and utilities during the 8 to 24-week period immediately following receipt of the proceeds. However, the CARES Act regulations have been revised multiple times since they were initially published in March 2020. Our PPP Loan may not qualify for forgiveness under the final regulations of the CARES Act, and we may be required to repay the PPP Loan in full, with interest.

If we do not have sufficient cash on hand to service or repay our 2015 Subordinated Notes or PPP Loan, we may be required to raise additional capital which entails the risks described herein.

Risks Related to the Development of Our Product Candidates

Our business is highly dependent on the success of our balstilimab and zalifrelimab programs initially targeting second-line cervical cancer, which still require significant additional clinical development.

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our initial product candidates targeting second line cervical cancer.

Our anti-PD-1 and anti-CTLA-4 programs (balstilimab and zalifrelimab, respectively) are in Phase 2 expansion trials with both balstilimab monotherapy and balstilimab/zalifrelimab combination trials for patients with second-line cervical cancer that are designed to support BLA filings under the FDA’s accelerated approval pathway. In September 2020, we initiated a rolling submission of our first BLA, for balstilimab monotherapy, which we expect to complete this year. We also expect to initiate a rolling BLA submission for our balstilimab/zalifrelimab combination in the first quarter of 2021, pending further discussion with  the FDA.  These timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. In order to file a BLA and seek accelerated approval, we must launch a confirmatory trial which will need to be well underway at the time of BLA approval. We have planned, but not yet initiated, the trial intended to satisfy this requirement, and there is no guarantee that the trial will be considered substantially underway at the time of BLA submission. Furthermore, the COVID-19 pandemic could prevent us from initiating a confirmatory trial on our planned timeline. There is no guarantee that we will be able to complete either or both of our BLA submissions on schedule, or that we will be able to commercialize these assets in 2021 even if we receive approval. If our anti-PD-1 and anti-CTLA-4 programs encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

All of our other product candidates are in earlier stages of development and will require additional nonclinical and/or clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times this year, and most recently in November 2020, we reported positive interim data from our lead trials of balstilimab and zalifrelimab. These results may not be indicative of the final results from the study, and the final results may not support a marketing approval. There is no guarantee that either balstilimab monotherapy or balstilimab/zalifrelimab combination therapy will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for either of these programs could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Preclinical development is uncertain. Some of our antibody programs are in early stage development that may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, and which would have an adverse effect on our business.

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

For example, in 2018 we presented early data on our balstilimab and zalifrelimab programs at major oncology conferences that demonstrated a clinical benefit (i.e., complete response, partial response or disease stabilization) in more than 60% of patients treated with balstilimab and zalifrelimab at that time. In September 2020, we reported interim data from our registrational trials of these same programs that showed overall response rates of approximately 14% with balstilimab monotherapy and approximately 22% with balstilimab/zalifrelimab combination therapy. The final data readouts on these programs may not show similar positive results.

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

•

the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of our third-party manufacturers with which we contract for clinical and commercial supplies; and

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

The general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We are utilizing and in the future intend to utilize FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain rare diseases, cancer and autoimmune diseases, but the FDA may not agree with our plans.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or bispecifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFβ and CD137.

We are aware of many companies that have products on the market directed towards at least one of the biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3, TIM-3, CD73 and TGF-β as well as an OX40 agonist. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting GITR and LAG-3 in clinical development, (4) Roche/Genentech has an approved anti-PD-L1 antibody as well as bispecifics targeting CD137, LAG-3 and TIM-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic and (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as agents targeting PD-1, TGFβR1, CD137 in clinical development. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics, Shanghai Junshi Biosciences, Shanghai HengRui Pharmaceuticals and Beigene.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but limited to AbbVie, Amgen, Arcus Biosciences, Akeso Bio, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals, CSPC ZhongQi Pharmaceutical Technology, GSK, Gilead Sciences, Genor Biopharma/ Apollomics, Genrix (Shanghai) Biopharmaceutical, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen, Lee’s Pharmaceuticals, Livzon Mabpharm, MacroGenics, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, Servier, Sichuan Kelun Pharmaceutical, 3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma, Alphamab, Alpine Immune Sciences and Sichuan Baili Pharmaceuticals. We are also aware of preclinical stage bispecifics co-targeting CTLA-4.

We are also aware of competitors with clinical stage monospecific drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFβ, and CD137, in addition to those named earlier in this section. As outlined above, some of these include, but are not limited to AbbVie, Adagene, Arcus Biosciences, Alligator Biosciences, Beigene, Boehringer Ingelheim, Compass Therapeutics, Corvus Pharmaceuticals, CStone Therapeutics, Eli Lilly, GSK, Innovent Biologics, Inhibrx, Lyvgen Biopharma, MedPacto, Novartis, Astellas, Servier, Scholar Rock, and Sanofi. We are also aware of preclinical stage competitors developing monospecific agents against these targets. Further, we are also aware of competitors developing bispecifics targeting these pathways.

Additionally, we are advancing TIGIT programs towards Investigational New Drug (IND) filing and are aware of competitors with clinical stage anti-TIGIT antibodies. These include, but are not limited to, Arcus Biosciences, BMS, Beigene, Compugen, iTeos Therapeutics, Merck, Mereo Biopharma, Astellas, Roche, Merck, Innovent Biologics, Merck KGaA and Seattle Genetics. We are also aware of competitor programs in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are conducting both monotherapy and combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. We are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, Regeneron (anti-PD-1), BMS (anti-PD-1 alone or in combination with CTLA-4), Seattle Genetics and Genmab (antibody drug conjugate targeting Tissue Factor), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFβ), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Vaccibody (HPV vaccine in combination with anti-PD-L1), Biocad (anti-PD-1), Genor Biopharma (anti-PD-1), Gloria Biosciences (Anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel), Akeso Bio (anti-PD-1/CTLA-4 bispecific), Lee Pharmaceuticals (anti-PD-L1) and Innovent Biologics (anti-PD-1 alone or in combination with anti-CTLA-4).

We have autologous vaccine programs in clinical development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not limited to the following: Merck markets temozolomide for treatment of patients with ndGBM and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Northwest Biotherapeutics (DC-Vax) and Mimivax Inc. (SurVaxM). Other companies may begin development programs as well. There are companies advancing neoantigen vaccines that compete with our HSP based vaccines including, but not limited to: Gritstone Oncology, BioNTech, Moderna/Merck, Genocea Biosciences, ISA Pharmaceuticals, Nouscom, and Vaccibody. In addition, and prior to regulatory approval, if ever, our vaccines and our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

Our subsidiary, AgenTus Therapeutics, is advancing invariant natural killer T cell (iNKT) therapy. We are aware of competitors advancing NKT therapies, including but not limited to, Kuur Therapeutics and BrightPath Biotherapeutics.

Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

Cancer and autoimmune therapies are sometimes characterized as first-line, second-line, third-line and even fourth-line, and the FDA often approves new therapies initially only for last-line use. Initial approvals for new cancer and autoimmune therapies are often restricted to later lines of therapy, and in the case of cancer specifically, for patients with advanced or metastatic disease. Indeed, the BLA that we have initiated the rolling submission of, and the BLA that we intend to file in the future, for balstilimab and zalifrelimab target second-line cervical cancer. This will limit the number of cervical cancer patients who may be eligible to use balstilimab and zalifrelimab, if approved.

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

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

We own and operate our own clinical scale manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of clinical supplies of our product candidates. This is costly and time-consuming.

We own and operate the manufacturing pilot plant that supplies our antibody drug substance requirements for clinical proof-of-concept studies. Any performance failure on the part of our existing facility could delay clinical development or marketing approval of our antibody programs.

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423 (now GS-1423), a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead had the exclusive right to develop and commercialize GS-1423, and we were eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate. In November 2020, Gilead elected to return GS-1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. The option agreements remain in place, and we are responsible for developing each program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $30.0 million in the aggregate. If Gilead exercises an option, it would be required to pay an upfront license exercise fee of $50.0 million for each option that is exercised. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate for each such option program, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. For either, but not both, of the option programs, we will have the right to opt-in to share Gilead’s development and commercialization costs in the United State for such option program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will be able to successfully advance the option programs to the option decision point, and, even if we do, there is no guarantee that Gilead will exercise its option for either program. If Gilead does not exercise its option for either of the option programs, there is no guarantee that we will be able to advance any such program ourselves or with another partner.

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

If our current or future collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our therapeutic collaborators.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 20 issued United States patents and approximately 25 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 300 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our approximately 40 pending United States patent applications and approximately 300 pending foreign patent applications may not result in patents being issued which protect our product candidates or patents which effectively prevent others from commercializing competitive technologies and product candidates.

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

We own an antibody pilot plant manufacturing facility and lease additional office space in Berkeley, CA. This location is in an area of seismic activity near active earthquake faults and active wildfire activity. In October 2019, Pacific Gas and Electric Company

(“PG&E”), the utility supplier for our Berkeley, CA facility provided notice to all residents and businesses in Almeda County (where Berkeley, CA is located) that it would shut off power to the county for a multiday period due to the risk of wildfires. The emergency backup generators located at our Berkeley, CA facility are not able to power the entire facility and only have enough fuel capacity to provide emergency power for a few hours. We have plans in place to maintain the fuel supply of our generators in the event of an extended power interruption, but there is no guarantee that such plans will be adequate to maintain emergency power at our Berkeley, CA facility. In addition, many of our employees reside in Alameda County and may be unable to leave home for the duration of any power shut off. While PG&E did not shut off power to our facility in October 2019, PG&E may do so in the future on short notice. We do not maintain earthquake insurance coverage for our owned and leased properties in Berkeley, CA.

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures include cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so, staggering the working hours of employees that are unable to perform their duties remotely and reconfiguring our facilities for physical distancing. We are revisiting these measures on a regular basis as the pandemic evolves, and we are likely to take additional action as we learn more and as instruction is provided by national, state and local governmental agencies. These measures have resulted, and any future actions are likely to result, in a disruption to our business. Our employees are also impacted by the closures of their children’s schools for lengthy periods of time. For instance, in both California and Massachusetts, all public and private elementary and secondary schools were closed for the duration of the 2019-2020 academic year, leaving many of our employees with no choice but to work from home while also caring for their children, which caused a loss in employee productivity.  We expect this state of affairs to continue at least into 2021 as many schools have announced plans for a partially, or fully, remote 2020-2021 academic year.  In addition, in March 2020, the United States government announced that it would suspend air travel between the United States and parts of Europe for a 30-day period and subsequently revised this suspension to include the UK, where we have an office and employees. Starting in July 2020, the European Union banned entry by travelers from the US, and, at present, the U.K. is requiring travelers from the USto self-quarantine for 14-days after arrival.  In the event the governments in Massachusetts, California or the UK further extend their shelter in place orders, travel bans, or otherwise prohibit employees from going to work for a longer period of time, our business will be disrupted and our programs and timelines are likely to be delayed, depending on the ultimate length and severity of the mandate. Not all of our employees are able to perform their duties or function remotely.

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

During the period from our initial public offering on February 4, 2000 to September 30, 2020, and the nine months ended September 30, 2020, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.92 and $5.20 per share, respectively. The average daily trading volume for the nine months ended September 30, 2020 was approximately 2,729,677 shares, while the average daily trading volume for the year ended December 31, 2019 was approximately 1,191,940 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of November 5, 2020, we had 190,149,301 shares of common stock outstanding. Except for the 4,962,779 shares of common stock recently issued to Betta Pharmaceuticals, substantially all of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 100,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of November 5, 2020, an aggregate of approximately 124,631,259 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020, the resale of which must be registered with the SEC by June 2021. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2020, warrants to purchase approximately 1,950,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of September 30, 2020, options to purchase 24,812,501 shares of our common stock with a weighted average exercise price per share of $3.68 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2020, we had 12,520,083 vested options and 844,316 non-vested shares outstanding.

As of September 30, 2020, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of September 30, 2020, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 12,459,000 shares of our common stock.

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

    Evan Kearns Employment Agreement

On November 6, 2020, we entered into an employment agreement with Evan Kearns, pursuant to which Mr. Kearns will continue to serve as our Vice President, General Counsel and Secretary. The agreement with Mr. Kearns will continue until terminated pursuant to its terms. Under the terms of the employment agreement, Mr. Kearns’ annual base salary will continue to be $400,000, and Mr. Kearns’ annual performance bonus target will remain unchanged at 40% of his annual base salary, with the actual amount of such bonus, if any, to be determined by our Board of Directors. Mr. Kearns will also be entitled to continue to participate in the benefits and insurance programs generally available to all Agenus employees.

Mr. Kearns’ agreement provides further that if he is terminated other than for cause or he quits as the result of a material reduction in compensation, then he will be entitled to severance as follows: (i) continuation of base salary for 6 months; (ii) continuation of medical and dental benefits for 6 months; (iii) a lump sum bonus equal to the higher of (x) Mr. Kearns’ target incentive bonus for that year and (y) the actual incentive bonus paid to Mr. Kearns in the last full fiscal year; and (iv) $15,000 for outplacement services.

Upon a change in control, 50% of Mr. Kearns’ unvested stock options or shares of restricted stock will immediately vest and become exercisable.

Mr. Kearns’ agreement provides further that if he is terminated other than for cause or he quits for good reason, in either case, within 18 months following a change in control, then he will be entitled to severance as follows: (i) a lump sum payment equal to (x) 18 months of base salary plus (y) 150% of the higher of (A) Mr. Kearns’ target incentive bonus for that year and (B) the actual incentive bonus paid to Mr. Kearns in the last full fiscal year; (ii) continuation of medical and dental benefits for 18 months; (iii) $15,000 for outplacement services; and (iv) 100% of Mr. Kearns’ unvested stock options or shares of restricted stock will immediately vest and become exercisable.

The agreement also includes non-compete and confidentiality provisions that will continue for at least 6 months following termination of employment.

The above description of Mr. Kearns’s employment agreement is a summary and is qualified in its entirety by the employment agreement itself, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

    Update on Gilead Collaboration

On December 20, 2018, we entered into the following agreements with Gilead Sciences, Inc. (“Gilead”) to collaborate on the development and commercialization of up to five novel I‑O therapies:

1.

a license agreement, pursuant to which Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423 (now GS-1423) as well as the right of first negotiation for two of our undisclosed antibody programs (the “License Agreement”);

2.

two separate option and license agreements, pursuant to which Gilead received exclusive options to license exclusively our bispecific antibody, AGEN1223, and our monospecific antibody, AGEN2373 (the “Option and License Agreements”); and

3.	a stock purchase agreement, pursuant to which Gilead purchased 11,111,111 shares of our common stock (the “Stock Purchase Agreement”).

On November 6, 2020, we received notice from Gilead that it is returning GS-1423 back to Agenus and voluntarily terminating the License Agreement, effective as of February 4, 2021. The Option and License Agreements and the Stock Purchase Agreement (items 2 and 3 above) remain in full force and effect.  Pursuant to the terms of the Option and License Agreements, we remain eligible to receive up to $100.0 million in aggregate option exercise fees and, if exercised, up to approximately $1.0 billion in development and commercial milestone payments as well as royalties on net sales.

Under the terms of the License Agreement, Gilead has granted us, effective as of February 4, 2021 and for a 1-year period thereafter, a non-exclusive, royalty-free and fully paid-up, worldwide, and sublicensable license to Gilead’s know-how and patent rights that arose from activities performed under the License Agreement to develop and manufacture GS-1423. We have the option of entering into good-faith negotiations with Gilead to convert this license to exclusive and to expand the license to include commercialization activities. If we do not negotiate an exclusive license, the non-exclusive license will automatically expand to include commercialization activities and convert to royalty bearing at a low single digit percent on aggregate net sales of GS-1423. Additionally, Gilead will assign to us all regulatory registrations, applications, authorizations, and approvals that Gilead holds in connection with GS-1423. We will not incur any early termination penalties as a result of the termination.

The foregoing summary of the material terms of the License Agreement is qualified in its entirety by the complete terms and conditions of the License Agreement, filed with the Securities and Exchange Commission on March 18, 2019 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Executive Employment Agreement dated November 6, 2020, by and between Agenus Inc. and Evan Kearns. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	November 9, 2020	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer