Form 10-K
period 2020-12-31
AGENUS INC
filed 2021-03-16
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2020 (the last trading day of the registrant’s second fiscal quarter of 2020) was: $670.5 million. There were 204,685,422 shares of the registrant’s Common Stock outstanding as of March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

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

Our Business

We are a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen cancer vaccines, to fight cancer. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that a deep understanding of each patient’s cancer and the potential to deliver combination therapies will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice (“cGMP”) manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms. Our most advanced antibody candidates are balstilimab (an anti-PD-1 antibody) and zalifrelimab (an anti-CTLA-4 antibody), which are currently in Phase 2 trials as both a monotherapy (balstilimab) and combination therapy (balstilimab/zalifrelimab) for treatment of patients with second-line cervical cancer. Both trials are designed to support Biologics License Application (“BLA”) filings under the U.S. Food and Drug Administration (“FDA”) accelerated approval pathway. We announced interim data from these trials in February, March and September 2020, and initiated the rolling submission of a BLA for balstilimab (monotherapy) in September 2020. We expect to complete our BLA filing for balstilimab (monotherapy) in the first half of 2021, and to solidify our strategy for the combination filing after the monotherapy filing is accepted by the FDA. We are also advancing a proprietary next-generation anti-CTLA-4 antibody, AGEN1181, which is designed to improve the magnitude of responses to first-generation anti-CTLA-4 molecules and to expand the population of patients currently benefiting from anti-CTLA-4 therapy. AGEN1181 is currently in a Phase 2 study as a monotherapy and as a combination therapy with balstilimab.

In addition to our lead programs, Agenus scientists have leveraged our internal discovery and translational platforms and powerful algorithms to develop a pipeline of molecules that are intended to address key aspects of antitumor immunity and tumor resistance mechanisms. For tumors not yet visible to the immune system, we are leveraging our immune educating neoantigen vaccine platform, designed to target mutationally based and biochemically based (phosphorylated) neoantigens (AutoSynVax and PhosphoSynVax) to prime the immune system to attack tumors. These vaccines may be applicable to patients where checkpoint modulating (“CPM”) antibodies alone are not sufficient to elicit tumor control. In addition, and to further improve patient response rates, Agenus scientists are developing therapies intended to address mechanisms of immune evasion and therapeutic resistance. These approaches include “multi-specific” antibodies designed to modulate myeloid cell biology, condition the tumor microenvironment, and augment the activity of immune cells. Some of these novel agents are advancing to the clinic via the Agenus pipeline or via partnering relationships. Given the diversity of the Agenus pipeline, we are positioned to potentially deliver combination therapies with our goal being to enhance response rates and thereby benefit patients who are unresponsive to current immunotherapies.

Additionally, in 2017, we formed a subsidiary, AgenTus Therapeutics, focused on the development of allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life threatening illnesses, as well as a pipeline of T cell receptors (“TCR”) and chimeric antigen receptors (“CAR”) formulated in allogeneic cell formats.  In May 2020 and June 2020, the FDA accepted our investigational new drug (“IND”) applications for agenT-797, an allogeneic iNKT therapy, for the treatment of patients with hematological malignancies, including multiple myeloma and B cell lymphoma, and COVID-19-related pneumonia, respectively. In November 2020, AgenTus dosed its first COVID-19 patient with agenT-797, and trials for hematological malignancies are expected to commence in the second quarter of 2021.

To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and vaccines.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our Vision

We believe that combination therapies and a deep understanding of each patient’s cancer will be key drivers of success in substantially expanding the patient population benefiting from current I-O therapies. In addition, delivering innovation with speed is critical for our future success, as drug development timelines in oncology shorten while product obsolescence rates climb. We believe our fully integrated, end-to-end capabilities from novel target discovery, antibody generation, cell line development, to cGMP manufacturing, together with a comprehensive portfolio consisting of antibody-based therapeutics, cell therapies, adjuvants and cancer vaccines, will uniquely position us to produce novel therapies on accelerated timelines. We believe that a balanced pipeline of product candidates should focus on both validated targets as well as novel targets designed to address tumor escape mechanisms. In this context, CTLA-4 and PD-1 antagonists are recognized as the first clinically validated immunotherapy combination. These therapeutic targets, in combination with innovative immunomodulatory antibodies or immune education vaccines, are reasonably anticipated to be focal points of the next generation of I-O combination therapies. Therefore, we plan to develop, register and launch proprietary antibodies targeting PD-1 and CTLA-4 aggressively through the clinic and expand with novel combination therapies designed to improve clinical response and the durability of response of existing therapies.

Our Strategy

Our strategy is to bring innovative combination therapies for cancer patients to substantially expand the patient population benefiting from current I-O therapies. Our diverse pipeline of antibody-based therapeutics, cell therapies, adjuvants and cancer vaccines enable us to pursue therapeutically relevant approaches focused on safe and effective therapeutic agent combinations. In line with this approach, we utilize a tiered risk profile with targeting of compressed timelines for regulatory filings; as exemplified by the initiation of a rolling BLA submission for balstilimab monotherapy in 2020 – to support accelerated approval of balstilimab in the treatment of second-line cervical cancer. We believe that we are positioned to take advantage of accelerated pathways for product approvals which require relatively small numbers of patients and utilize surrogate or short-term endpoints to support trial outcomes. In addition, we plan to pursue additional select indications to further expedite market entry.

Our strategies for our more novel, earlier stage development programs include (i) pursuit of effective I-O antibodies, allogeneic cell-therapy combinations with CTLA-4 and/or PD-1 targeted antibodies as the backbone and (ii) advancement of our differentiated clinical stage antibody programs such as our next generation anti-CTLA-4 (AGEN1181), our bispecific programs (AGEN1223 and others), differentiated CD137 (AGEN2373) and TIGIT antibodies.

Part of our strategy is to develop and commercialize some select product candidates by continuing our existing arrangements with collaborators and licensees and by entering into new collaborations.

Our Assets

Our I-O assets include antibody-based therapeutics, monospecific and bispecific antibodies, cell therapy, neoantigen cancer vaccines (individualized and off-the shelf) platforms and adjuvants. Our proprietary and differentiated anti-PD-1 antibody and our first-generation and next generation anti-CTLA-4 antagonists are in clinical development; we believe we have the most advanced clinical stage proprietary anti-CTLA-4 (zalifrelimab) and anti-PD-1 antibody clinical combinations under evaluation.

To complement our most advanced balstilimab and zalifrelimab programs, we and our partners are advancing additional clinical-stage assets as follows:

•

AGENT 797 – iNKT cells manufactured from human donors in a Phase 1 clinical trial for the treatment of COVID-19-related pneumonia; a Phase 1 clinical trial expected to initiate in the second quarter of 2021 for the treatment of Multiple Myeloma / B Cell Malignancies; and clinical trials for combination therapies to treat solid tumors are planned for mid-2021, all through our AgenTus subsidiary.

•	AGEN1181 – a next-generation anti-CTLA-4 monospecific antibody currently in a Phase 1/2 clinical trial being advanced by Agenus as a monotherapy and in combination with balstilimab;
•	AGEN2373 – an anti-CD137 monospecific antibody currently in a Phase 1 clinical trial being advanced by Agenus, and which Gilead Sciences, Inc. (“Gilead”) has an option to license exclusively;
•	AGEN1223 – a novel bispecific antibody designed to deplete regulatory T cells currently in a Phase 1 clinical trial being advanced by Agenus, and which Gilead has an option to license exclusively;
•	AGEN1423 – a tumor microenvironment conditioning anti-CD73/TGFβ TRAP bifunctional antibody that recently completed a Phase 1 clinical trial sponsored by Gilead;
•	MK-4830 – a monospecific antibody targeting ILT4 exclusively licensed to Merck Sharpe & Dohme (“Merck”) and being advanced by Merck in a Phase 2 clinical trial.
•	INCAGN1876 – an anti-GITR monospecific antibody exclusively licensed to Incyte Corporation (“Incyte”) and being advanced by Incyte in a Phase 2 clinical trial;
•	INCAGN1949 – an anti-OX40 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in a Phase 1/2 clinical trial;
•	INCAGN2390 – an anti-TIM-3 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in a Phase 1 clinical trial; and
•	INCAGN2385 – an anti-LAG-3 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in a Phase 1 clinical trial.

We also have a robust pipeline of pre-clinical assets, which include AGEN1777, an anti-TIGIT bispecific antibody, and AGEN1327, an anti-TIGIT monospecific antibody. We expect to initiate clinical trials with AGEN1777 in 2021.

Further, our neoantigen vaccine platforms include: (i) individualized AutoSynVax™ (ASV™), which targets the unique antigens expressed by a patient’s own tumor, and (ii) off-the-shelf (or pre-manufactured) PhosphoSynVax™ (PSV™), which target antigens expressed across patients and tumors, thereby enabling potential treatment of broader categories of patients. Our vaccines are powered by our proprietary adjuvant, QS-21 StimulonTM; and have demonstrated safety in Phase 1 clinical trials. We believe our vaccines will be an important part of a durable memory responses in tumor control and treatment,and are well-positioned to be optimized for use in combination with antibodies and cell therapeutic platforms.

Our proprietary QS-21 Stimulon is considered to be one of the most potent adjuvants known. By way of example, QS-21 Stimulon is a key component in several GlaxoSmithKline plc (“GSK”) vaccines, including GSK’s Shingrix, which reported sales in excess of $2.0 billion in each of 2019 and 2020, its first two years on the market. Sales in 2019 triggered a $15.1 million milestone payment to us from Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”), which we received in 2020. QS-21 is used in numerous other clinical-stage vaccines under development, including our own cancer vaccines. In addition, in 2019, the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure continuous future supplies of QS-21 Stimulon, which we are pursuing in partnership with Phyton Biotech.

Our Antibody Discovery Platforms and CPM Programs

Checkpoint antibodies regulate immune response against tumor expressing antigens and are achieving positive outcomes in a number of cancers that were considered untreatable only a few years ago. Two classes of checkpoint targets include:

1.	inhibitory checkpoints that help suppress an immune response in order to prevent excessive immune reaction resulting in undesired inflammation and/or auto-immunity; and
2.	stimulatory checkpoints that can enhance or amplify an antigen-specific immune response.

We possess end-to-end capabilities in-house – from discovery through to manufacturing – that have enabled us to advance our discoveries at lower costs with efficiency and speed. These product development advantages allow us to manage a large portfolio of discoveries; and have given rise to clinical stage antibody candidates, and a portfolio of more than a dozen pre-clinical programs advancing, and partnerships (i.e., with Gilead, Incyte, Merck, GSK and Betta Pharmaceuticals Co., Ltd. (“Betta”)).

Our anti-CTLA-4 and anti-PD-1 programs (zalifrelimab and balstilimab, respectively) are in late phase clinical trials designed to support BLA filings under the FDA accelerated approval pathway. We initiated the rolling submission of our BLA for balstilimab monotherapy in September 2020 to treat second-line cervical cancer patients. We expect to complete this BLA filing in the first half of 2021, and to solidify our strategy for the combination filing in the same indication after the monotherapy filing is accepted by the FDA. We presented data from our pre-planned interim analysis in February, March, and September 2020, as well as at major oncology conferences, including the Society for Immunotherapy of Cancer (“SITC”) in 2019, American Society of Clinical Oncology conference in June 2018 and the European Society for Medical Oncology congress in 2018.  In addition, we presented pre-clinical data on our Fc engineered anti-TIGIT antibody at the SITC conference in 2019, our Gilead-partnered anti-CD137 (AGEN2373), and our Incyte-partnered programs (anti-TIM-3 and anti-LAG-3) antibodies at the American Association for Cancer Research conference in April 2018.

To date, we have treated over 400 patients with zalifrelimab (anti-CTLA-4) and/or balstilimab (anti-PD-1) and have observed a safety profile consistent with this class of drugs.

Over the past six months, we have reported the following clinical data:

•

Results from the largest clinical trials of I-O agents in relapsed cervical cancer revealed in n=160 patient balstilimab (anti-PD-1 antibody) monotherapy trial achieved response rates of 14% in all treated patients and 19% in PD-L1 positive patients, and in a trial of n=155 patient balstilimab (anti-PD-1 antibody) + zalifrelimab (anti-CTLA-4 antibody) combination trial achieved response rates of 22% in all patients and 27% in PD-L1 positive patients;

•

Six clinical responses in a Phase 1/2 trial of AGEN1181, as monotherapy and in combination with Agenus’ anti-PD-1 balstilimab.  These results demonstrate potential for AGEN1181 as an efficacious next-generation CTLA-4 antibody (with activity in difficult-to-treat tumors) without neuroendocrine or significant liver toxicities commonly observed with the currently approved CTLA-4 antibody ipilimumab. Responses (2 complete responses; 4 partial responses) were observed in MSS endometrial (n=2), PD-1 refractory ovarian (n=2), and colorectal (n=2) tumor types. We also presented on the first-ever report of intratumoral Treg depletion with a CTLA-4 antibody in clinical trials at SITC 2020;

•

Positive preliminary results from a Phase 1 trial of iNKT cell therapy in patients with moderate to severe symptoms of COVID-19 reporting of the 4 patients dosed at the time of report, 3 patients (75%) were extubated and released after treatment; with 2 patients (50%) being extubated within 24 hours of dosing; and

•

New clinical responses and novel biomarker data presented at SITC 2020 that included clinical and mechanism of action data for AGEN2373 (anti-CD137 antibody) in a Phase 1 clinical trial that revealed clinical benefit without liver toxicity, as well as for AGEN1777 (anti-TIGIT bispecific), which is Fc enhanced for optimized immune performance and broader benefit.  We also reported on our VISION benefit prediction model that identified an immunologic signature that could predict patients who would respond to balstilimab and balstilimab/zalifrelimab with an 87% probability of success in such model.

With respect to our novel discovery pipeline, our most advanced asset is our next generation anti-CTLA-4 antibody (AGEN1181), an IgG1 anti-CTLA-4 antagonist.  Based on preclinical and early clinical data, we believe that this molecule has potential advantages relative to competing anti-CTLA-4 molecules, including:

(1) potential to induce enhanced T cell priming via the engineered Fc region, as T cell priming is a crucial step in generating potent immune responses against cancer;

(2) differentiated ability to deplete intratumoral regulatory T cells, which otherwise represent a significant barrier to successful anti-cancer immune responses;

(3) better combination potential with other antitumor or immunomodulatory antibodies, vaccines, and targeted therapies; and

(4) potential therapeutic benefit to a wider patient population, including the estimated 40% of patients who are unlikely to fully benefit from the first generation CTLA-4 therapies due to a genetic predisposition.

AGEN1181 is currently in a Phase 1/2 dose escalation study as a monotherapy and in combination with AGEN2034, and we are planning discussions with the FDA to define an accelerated path to potential registration.

Partnered CPM Programs

In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta, pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in the People’s Republic of China, Hong Kong, Macau and Taiwan (collectively, “Greater China”). Under the terms of the Betta License Agreement, we received $15.0 million upfront and are eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China. In connection with this transaction, we also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”), pursuant to which we sold to Betta HK 4,962,779 shares of Agenus common stock for an aggregate purchase price of approximately $20.0 million in July 2020.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, we received an upfront cash payment from Gilead of $120.0 million following the closing in January 2019, and Gilead also purchased 11,111,111 shares of Agenus common stock for an additional $30.0 million.  At closing, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, as well as a right of first negotiation for two undisclosed programs. Gilead also received the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. In November 2020, Gilead elected to return AGEN1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. The option agreements remain in place, and we are responsible for developing each program up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise. Pursuant to the terms of the option agreements, we remain eligible to receive up to $100.0 million in aggregate option exercise fees and, if exercised, up to approximately $1.0 billion in development and commercial milestone payments as well as royalties on net sales.

In January 2015, we entered into a collaboration with Incyte Corporation (“Incyte”) to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four CPM programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015, we expanded the alliance by adding three novel undisclosed CPM targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Targets under the collaboration were designated as either profit-share programs, where the parties shared all costs and profits equally, or royalty-bearing programs, where Incyte funded all costs, and we were eligible to receive milestones and royalties. Under the original collaboration agreement, programs targeting GITR, OX40 and two of the undisclosed targets were designated as profit-share programs, while the other targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. Concurrent with the execution of the original collaboration agreement, we and Incyte also entered into a stock purchase agreement pursuant to which Incyte purchased approximately 7.76 million shares of our common stock for an aggregate purchase price of $35.0 million. In February 2017, we and Incyte amended the terms of the original collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs with royalties on global net sales at a flat 15% rate for each. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to Agenus (the latter being our Fc enhanced anti-TIGIT program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment agreement, we and Incyte entered into a separate stock purchase agreement whereby Incyte purchased an additional 10 million shares of our common stock for an aggregate purchase price of $60.0 million. INCAGN1876 is currently in a Phase 2 trial exploring its safety, tolerability, and efficacy in combination with immune therapies, ipilimumab and nivolumab, in advanced or metastatic malignancies such as advanced or metastatic endometrial cancer, gastric cancer (including stomach, esophageal, and gastroesophageal junction), and squamous cell carcinoma of the head and neck. INCAGN1949 is currently in a Phase 1/2 trial exploring its safety, tolerability, and efficacy in combination with immune therapies, ipilimumab and nivolumab, in advanced or metastatic malignancies such as advanced or metastatic urothelial carcinoma or RCC. In 2018, Incyte initiated clinical trials for their INCAGN2385 (LAG-3) and INCAGN2390 (TIM-3) programs, which remain in Phase 1 development.

In April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed CPM targets. In 2016, Merck selected a lead product candidate against ILT4, MK-4830, to advance into preclinical studies, and subsequently initiated a Phase 1 clinical trial in August 2018. In November 2020, Merck initiated a Phase 2 clinical trial with MK-4830, triggering a $10.0 million milestone payment to us. Under the terms of the agreement, Merck is responsible for all future product development expenses for MK-4830, and Agenus is eligible to receive potential milestone payments plus royalties on any future sales.

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party and excluding the milestone we received from Incyte in the fourth quarter of 2018. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2020, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

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

We, and others, have demonstrated that immunization with HSP complexes generate both CD4 and CD8 positive T-cell immune responses. These activated T-cells target the cancer cells of the tumor, from which the HSP complexes were derived, for destruction. Thus, HSP complexes isolated from cancer cells may be particularly helpful in mediating successful immunization. Since HSPs are expressed in all tumor cells, the approach of immunizing with the HSP complexes isolated from a particular tumor may be broadly applicable to a variety of cancer types. We believe that we pioneered the use of gp96, an HSP, purified from a patient’s own tumor tissue, to make I-O vaccine candidates.

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

    Neoantigen Vaccine Platforms

Our neoantigen off-the-shelf vaccine platforms include: (i) individualized ASV®™, which targets the unique antigens expressed by a patient’s own tumor, and (ii) off-the-shelf (or pre-manufactured) PSV™, which targets antigens expressed across patients and tumors, potentially enabling us to treat broader categories of patients.

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

    QS-21 Stimulon Adjuvant

QS-21 Stimulon is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 Stimulon is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 Stimulon has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine formulations across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure the continuous future supply of QS-21 Stimulon adjuvant, which we are pursuing in partnership with Phyton Biotech.

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

In January 2018, we sold 100% of all royalties we were entitled to receive from GSK to HCR and used the proceeds to extinguish the debt under the Note Purchase Agreement. HCR paid approximately $190.0 million at closing for the royalty rights, of which approximately $161.9 was used to extinguish the prior notes, yielding us approximately $28.0 million in net proceeds. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion. As a result, we received the First HCR Milestone of $15.1 million in 2020 after GSK’s net sales of Shingrix in 2019 exceeded $2.0 billion.

Manufacturing

Manufacturing CPM Antibodies

In December 2015, we acquired an antibody manufacturing pilot plant in Berkeley, CA from XOMA Corporation (“XOMA”), which we refer to as “Agenus West.” A team of former XOMA employees with valuable chemistry, manufacturing and controls experience joined us and continue to operate the facility. Since the acquisition of Agenus West, we have made significant improvements in the plant, and added additional headcount increasing both scale and capacity. Agenus West is currently producing antibody drug substance for certain of our proprietary antibody programs (monospecific and bispecific). In some cases, we have been able to deliver clinical grade material from research cell banks in approximately six to nine months, which is significantly faster than the industry average of 12-18 months. Agenus West utilizes cutting-edge technology platforms, enabling us to be self-reliant and giving us the advantage of drug substance manufacturing speed, cost efficiency, operational flexibility and manufacturing technology transfer to commercial scale partners—all with desired product quality, and with the goal of benefiting patients. In November 2020, we entered into a new long-term lease in Emeryville, CA for cGMP manufacturing space, which we intend to use for certain of our own commercial manufacturing requirements in the future.

The quality control organization for all of our product candidates in Berkeley and Lexington performs a series of release assays designed to ensure that our antibody drug substance and vaccine product meets all applicable specifications. Our quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with cGMP as mandated by the FDA and foreign regulatory agencies. Our manufacturing staff is trained and routinely evaluated for conformance to rigorous manufacturing procedures and quality standards. This oversight is intended to ensure compliance with FDA and foreign regulations and to provide consistent drug substance and vaccine output. Our quality control and quality assurance staff are similarly trained and evaluated as part of our effort to ensure consistency in the testing and release of the product, as well as consistency in materials, equipment and facilities.

Manufacturing Cancer Vaccines

We manufacture our cancer vaccine candidates in our Lexington, MA facility.

We have established, within a single facility, well-defined, cost efficient vaccine manufacturing under cGMP conditions, including bioanalytical, quality control and quality assurance, logistics, distribution and supply chain management. After manufacturing, Prophage and ASV vaccine candidates are tested and released by our analytical and quality systems staff.

QS-21 Stimulon

Except in the case of GSK, we have retained worldwide manufacturing rights for QS-21 Stimulon, and we have the right to subcontract manufacturing for QS-21 Stimulon. In addition, under the terms of our agreement with GSK, upon request by us, GSK is committed to supply certain quantities of commercial grade QS-21 Stimulon to us and our licensees for a fixed period.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to approximately 30 issued United States patents and approximately 30 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 370 pending foreign patent applications. We may not have rights in all territories where we may pursue regulatory approval for our product candidates.

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

Projected Patent Expiration Year on a Candidate by Candidate Basis

Candidate	U.S. Basic Product Patent Expiration Year (Projected)	E.U. Basic Product Patent Expiration Year (Projected)
Balstilimab(1)	2037	2036
Zalifrelimab(2)	2037	2036
AGEN1181(3)	2037	2037
AGEN1223(4)	2036	2036
AGEN1423(5)	2039	2039
INCAGN1876(6)	2035	2035
INCAGN1949(7)	2037	2036
INCAGN2390(8)	2037	2037
INCAGN2385(9)	2037	2037
MK-4830(10)	2038	2038
AGEN2373	2038	2038
(1)	Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(2)	Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(3)	Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(4)	Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(5)	Patents owned by Agenus.
(6)	Patents co-owned by Agenus, licensed from Ludwig Institute for Cancer Research, and licensed to Incyte.
(7)	Patents co-owned by Agenus, licensed from Ludwig Institute for Cancer Research, and licensed to Incyte.
(8)	Patents co-owned by Agenus and licensed to Incyte.
(9)	Patents co-owned by Agenus and licensed to Incyte.
(10)	Co-owned by Agenus and Merck.

Various patents and patent applications have been exclusively licensed to us by the following entities:

University of Virginia

In connection with our acquisition of PhosImmune in December 2015, we obtained exclusive rights to a portfolio of patent applications and one issued patent relating to PTTs under a patent license agreement with the University of Virginia (“UVA”). The UVA license gives us exclusive rights to develop and commercialize the PTT technology. Under the license agreement, we will pay low to mid-single digit running royalties on net sales of PTT products, and a modest flat percentage of sublicensing income. In addition, we may be obligated to make milestone payments of up to $2.7 million for each indication of a licensed PTT product to complete clinical trials and achieve certain sales thresholds. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. As of March 2021, the last granted patent that is licensed to us by UVA will expire in late 2033, and there are currently pending patent applications that, if granted, will not expire until mid-2037. The UVA license agreement may be terminated as follows: (i) by UVA in connection with our bankruptcy or cessation of business relating to the licensed technology, (ii) by UVA if we commit a material, uncured breach or (iii) by us for our convenience on 180 days written notice.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb and CD137. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3, TIM-3 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody as well as bispecific antibodies targeting CD137 and LAG-3 in clinical development (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic, and (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as agents targeting PD-1, TGFbR1 and CD137 in clinical development. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals and Beigene (Novartis has ex-China rights).

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including AbbVie, Amgen, Arcus Biosciences, Akeso Bio, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals (EQRx has ex-China rights), CSPC ZhongQi Pharmaceutical Technology, GSK, Gilead Sciences, Genor Biopharma/ Apollomics, Genrix (Shanghai) Biopharmaceutical, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen, Lee’s Pharmaceuticals, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, Servier, 3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma, Alphamab, Alpine Immune Sciences, and Sichuan Baili Pharmaceuticals. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage monospecific drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. As outlined above, some of these include, but are not limited to AbbVie, Adagene, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Corvus Pharmaceuticals, CStone Therapeutics, Eli Lilly, Innovent Biologics, Inhibrx, Lyvgen Biopharma, MedPacto, Novartis, Astellas, Servier, Scholar Rock, and Sanofi. We are also aware of preclinical stage competitors developing monospecific agents against these targets. Further, we are also aware of competitors developing bispecifics targeting these pathways.

Additionally, we are advancing our TIGIT program towards an IND filing and are aware of competitors with clinical stage anti-TIGIT antibodies. These include, but are not limited to, Arcus Biosciences, BMS, Beigene, Compugen, iTeos Therapeutics, Merck, Mereo Biopharma, Roche, Innovent Biologics, Merck KGaA and Seattle Genetics. We are also aware of competitor programs in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

We have autologous vaccine programs in clinical development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not limited to the following: Merck markets temozolomide for treatment of patients with newly diagnosed glioblastoma (“ndGBM”) and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Mimivax Inc. (SurVaxM). Other companies may begin development programs as well. We are advancing our neoantigen vaccine, AutoSynVax, in solid tumors. There are companies advancing neoantigen vaccines that compete with our HSP based vaccines including, but not limited to: Gritstone Oncology, BioNTech, Moderna/Merck, Genocea Biosciences, ISA Pharmaceuticals, Nouscom, and Vaccibody.

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

Our subsidiary company, AgenTus Therapeutics, is advancing iNKT therapy. We are aware of competitors advancing NKT therapies, including but not limited to, Kuur Therapeutics and BrightPath Biotherapeutics.

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

Employees

As of February 28, 2021, we had 359 employees, of whom 76 were PhDs and 26 were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Item 1A.	Risk Factors

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties.  The following is a summary of the principal risk factors described in this section:

Risks Related to our Financial Position and Need for Additional Capital

•	We have historically incurred net losses and anticipate that we will continue to incur net losses in the future.
•	If we fail to obtain additional financing, we will not be able to complete development and commercialization of our product candidates.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

Risks Related to the Development of Our Product Candidates

•	Our business is highly dependent on the success of our balstilimab and zalifrelimab programs.
•	Preliminary or interim data that we report on our clinical trials could change materially by the time the data is finalized.
•	Our clinical trials or those of our current and future collaborators may reveal significant adverse events.
•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•

We have limited resources, and the number of product candidates that we are attempting to simultaneously advance creates a significant strain on these resources and could prevent us from successfully advancing any candidates.

•	We may not be able to advance clinical development or commercialize our cancer vaccine candidates or realize any benefits from these programs.

Risks Related to the Commercialization of Our Product Candidates

•	We may not be able to commercialize, or may be delayed in commercializing, our product candidates.
•	We expect the novel nature of our product candidates to create challenges in obtaining regulatory approval.
•	Our product candidates may cause undesirable side effects.
•	Our competitors may have superior products, manufacturing capability, expertise and/or resources.
•

Even if our product candidates receive marketing approval, such products may not achieve market acceptance or coverage, or may become subject to unfavorable pricing regulations or third-party reimbursement practices.

•	The market opportunities for our product candidates may small, and our estimates of the prevalence of our target patient populations may be inaccurate.
•	We have no experience in marketing, selling and distributing products or performing commercial compliance.

Risks Related to Manufacturing and Supply

•	Manufacturing challenges could result in having insufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost.

•	We own and operate our own clinical scale manufacturing infrastructure, which is costly and time-consuming.

Risks Related to Our Reliance on Third Parties

•	We are dependent upon third parties to further develop and commercialize certain of our antibody programs.
•	Failure to enter into and/or maintain licensing, distribution and/or collaboration agreements may adversely effect our business.
•	If third parties do not carry out their contractual duties, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

Risks Related to Government Regulation

•	The regulatory approval process for our product candidates is uncertain and will be lengthy.
•	We may fail to obtain regulatory approval of our product candidates.
•	Our relationships with third parties are subject to extensive healthcare laws and regulations.
•	If we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review.
•	Healthcare regulatory reform measures may have an adverse effect on our business.
•

Laws and regulations governing any international operations may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs

•	Risks associated with doing business internationally could negatively affect our business.
•	Our ability to use net operating losses and tax credits to offset future income may be subject to limitations.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and enforce patent protection for our product candidates and related technology.
•	If we fail to comply with our intellectual property licenses, we could lose important license rights.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in U.S. patent law could diminish the value of patents.
•	We may be unable to protect the confidentiality of our proprietary information.
•	Our employees, consultants or independent contractors could wrongfully use or disclose confidential information.
•	We may infringe the patents and other proprietary rights of third parties.
•	We may become involved in lawsuits to protect or enforce our patents.

Risks Related to Business Operations, Employee Matters and Managing Growth

•	We may encounter difficulties in managing our recent growth and/or corporate consolidation efforts.
•	Legal claims against us may reduce demand for our products and/or result in substantial damages.
•	Information technology security breaches could result in a material disruption in our business and subject us to sanctions and penalties.
•	We may be unsuccessful at advancing our cell therapy business through AgenTus Therapeutics with separate funding.

Risks Related to Our Common Stock

•	Our stock’s trading volume and public trading price has been volatile.
•	We do not intend to pay cash dividends on our common stock.
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control.

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

We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Note Regarding Forward-

Looking Statements” in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2020, 2019, and 2018, were $182.9 million, $111.6 million and $162.0 million, respectively. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2020, we had $99.9 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of December 31, 2020, plus additional funding we anticipate from corporate events, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2022. We are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

General economic conditions in the United States and abroad, whether as a result of a public health crisis, such as COVID-19, the policies of the Biden Administration or otherwise, may have a material adverse effect on our liquidity and financial condition, particularly if our ability to raise additional funds is impaired.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur until 2022, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and the volatility of such market and economic conditions have increased as a result of the COVID-19 pandemic. The scope, duration and long-term impact of the COVID-19 pandemic are unknown at this time, so there can be no assurance how significant any deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans for some or all of our pipeline candidates. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2020, we had cash and cash equivalents of $99.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2020, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital, including funding anticipated from corporate events, to fund our operations through the end of the year and into 2022. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

In May 2020, we issued promissory notes in the aggregate principal amount of approximately $6.2 million (“PPP Loan”) pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Under the current terms of the CARES Act, our PPP Loan is eligible for forgiveness if the proceeds are used for covered payroll costs, rent and utilities during the 8 to 24-week period immediately following receipt of the proceeds. Though we have not yet finalized our forgiveness submission, we believe we used the proceeds of the PPP Loan in accordance with the relevant terms and conditions of the

CARES Act. However, the CARES Act regulations have been revised multiple times since they were initially published in March 2020. Our PPP Loan may not qualify for forgiveness under the final regulations of the CARES Act, and we may be required to repay the PPP Loan in full, with interest.

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

Our anti-PD-1 and anti-CTLA-4 programs (balstilimab and zalifrelimab, respectively) are in Phase 2 expansion trials with both balstilimab monotherapy and balstilimab/zalifrelimab combination trials for patients with second-line cervical cancer that are designed to support BLA filings under the FDA’s accelerated approval pathway. In September 2020, we initiated a rolling submission of our first BLA, for balstilimab monotherapy, which we expect to complete in the first half of 2021. After the FDA accepts our BLA filing for balstilimab monotherapy, we expect to solidify our strategy for the balstilimab/zalifrelimab combination filing, pending further discussion with the FDA. These timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. In order to file a BLA and seek accelerated approval, we must launch a confirmatory trial which will need to be well underway at the time of BLA approval. We have planned, but not yet initiated, the trial intended to satisfy this requirement, and there is no guarantee that the trial will be considered substantially underway at the time of BLA submission. Furthermore, the COVID-19 pandemic could prevent us from initiating a confirmatory trial on our planned timeline. There is no guarantee that we will be able to complete either or both of our BLA submissions on schedule, or that we will be able to commercialize these assets even if we receive approval. If our anti-PD-1 and anti-CTLA-4 programs encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

•

failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or BLA preparation, discussions with the FDA, an FDA request for a diagnostic or additional nonclinical or clinical data, or unexpected safety or manufacturing issues;

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

Even if we are successful in obtaining market approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors may limit the definition of the target treatment population to one smaller than that implied in the label granted by regulatory authorities, and could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any one of our products once approved, market acceptance and commercial success would be reduced.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year, and most recently in November 2020, we reported positive interim data from our lead trials of balstilimab and zalifrelimab. In February 2021, we also reported new clinical responses from a Phase 1/2 trial of AGEN1181, as well as positive preliminary results of AgenTus’ iNKT cell therapy trial in COVID-19 patients. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that either balstilimab monotherapy or balstilimab/zalifrelimab combination therapy (or any of our earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for either of these programs could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

The probability of future clinical development efforts leading to marketing approval and commercialization of Prophage vaccines is highly uncertain. Prophage vaccines have been in clinical development for over 18 years, including multiple Phase 1 and 2 trials in eight different tumor types as well as randomized Phase 3 trials in metastatic melanoma and adjuvant renal cell carcinoma. To date, the only marketing approval for Prophage is in Russia where commercialization of the approved product was unsuccessful. All of our currently planned trials involving Prophage are intended to be sponsored by third parties, and there is no guarantee that they will occur at all.

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

The general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We are utilizing and, in the future, intend to utilize FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain rare diseases, cancer and autoimmune diseases, but the FDA may not agree with our plans. Moreover, even if we do receive accelerated approval from the FDA for one or more of our product candidates, there is no guarantee that we will be able to successfully complete one or more confirmatory trials needed to obtain full approval.

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

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our product candidates and the product candidates in development by our collaboration partners may fail because of competition from major pharmaceutical companies and specialized biotechnology companies that market products, or that are engaged in the development of product candidates and for the treatment cancer. Many of our competitors, including large pharmaceutical companies, have substantially greater financial, technical and other resources than we do, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Our competitors may:

•	develop safer or more effective therapeutic drugs or therapeutic vaccines and other products;
•	establish superior intellectual property positions;
•	discover technologies that may result in medical insights or breakthroughs, which render our drugs or vaccines obsolete, possibly before they generate any revenue, if ever;
•	adversely affect our ability to recruit patients for our clinical trials;
•	solidify partnerships or strategic acquisitions that may increase the competitive landscape;
•	develop or commercialize their product candidates sooner than we commercialize our own, if ever; or
•	implement more effective approaches to sales, marketing and patient assistance programs and capture some of our potential market share.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb and CD137. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing additional antagonists to LAG-3, TIM-3 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody as well as bispecific antibodies targeting CD137 and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic, and (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as agents targeting PD-1, TGFbR1 and CD137 in clinical development. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals and Beigene (Novartis has ex-China rights).

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but limited to AbbVie, Amgen, Arcus Biosciences, Akeso Bio, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals (EQRx has ex-China rights), CSPC ZhongQi Pharmaceutical Technology, GSK, Gilead Sciences, Genor Biopharma/ Apollomics, Genrix (Shanghai) Biopharmaceutical, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen, Lee’s Pharmaceuticals, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, Servier, 3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma, Alphamab, Alpine Immune Sciences, and Sichuan Baili Pharmaceuticals. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage monospecific drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. As outlined above, some of these include, but are not limited to AbbVie, Adagene, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Corvus Pharmaceuticals, CStone Therapeutics, Eli Lilly, Innovent Biologics, Inhibrx, Lyvgen Biopharma, MedPacto, Novartis, Astellas, Servier, Scholar Rock, and Sanofi. We are also aware of preclinical stage competitors developing monospecific agents against these targets. Further, we are also aware of competitors developing bispecifics targeting these pathways.

Additionally, we are advancing our TIGIT program towards an IND filing and are aware of competitors with clinical stage anti-TIGIT antibodies. These include, but are not limited to, Arcus Biosciences, BMS, Beigene, Compugen, iTeos Therapeutics, Merck, Mereo Biopharma, Roche, Innovent Biologics, Merck KGaA and Seattle Genetics. We are also aware of competitor programs in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

We have autologous vaccine programs in clinical development including our Prophage vaccine in clinical development for GBM. We are aware of other therapeutic options in GBM that could compete with our vaccine, including but not limited to the following: Merck markets temozolomide for treatment of patients with newly diagnosed glioblastoma (“ndGBM”) and refractory astrocytoma. Other companies are developing vaccines for the treatment of patients with ndGBM, including, but not limited to, Mimivax Inc. (SurVaxM). Other companies may begin development programs as well. We are advancing our neoantigen vaccine, AutoSynVax, in solid tumors. There are companies advancing neoantigen vaccines that compete with our HSP based vaccines including, but not limited to: Gritstone Oncology, BioNTech, Moderna/Merck, Genocea Biosciences, ISA Pharmaceuticals, Nouscom, and Vaccibody.

In addition, and prior to regulatory approval, if ever, our vaccines and our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-

label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

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

We currently have a small number of employees that are tasked with building our marketing, sales and commercial compliance functions, and we currently have limited sales, marketing, distribution or commercial compliance capabilities and have no experience as a company performing such tasks. Developing an in-house marketing team, sales force and commercial compliance function will require significant capital expenditures, management resources and time and may ultimately prove to be unsuccessful. In the event we develop and deploy these capabilities, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain personnel qualified to perform these tasks.  If we fail to market and sell our approved products in compliance with applicable laws and regulations, we may be subject to fines or other penalties.

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

In November 2020, we announced a new long-term lease in Emeryville, CA for cGMP manufacturing space, which we intend to use for certain of our own commercial manufacturing requirements.  We have never owned or operated a commercial manufacturing building, and there is no guarantee that we will be successful doing so.

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

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house, we currently do not have an alternative long-term supply partner for this adjuvant. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process with the goal of ensuring the continuous future supply of QS-21 Stimulon adjuvant. While we are pursuing this in partnership with Phyton Biotech, there is no guarantee that we will be successful in these development efforts.

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423 (now GS-1423), a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead had the exclusive right to develop and commercialize GS-1423, and we were eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate. In November 2020, Gilead elected to return GS-1423 to us and voluntarily terminated the license agreement effective as of February 4, 2021. The option agreements remain in place, and we are responsible for developing each program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $30.0 million in the aggregate. If Gilead exercises an option, it would be required to pay an upfront option exercise fee of $50.0 million for each option that is exercised. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate for each such option program, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. For either, but not both, of the option programs, we will have the right to opt-in to share Gilead’s development and commercialization costs in the United State for such option program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will be able to successfully advance the option programs to the option decision point, and, even if we do, there is no guarantee that Gilead will exercise its option for either program. If Gilead does not exercise its option for either of the option programs, there is no guarantee that we will be able to advance any such program ourselves or with another partner.

In February 2017, we amended the terms of our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share programs, where we and Incyte shared all costs and profits on a 50:50 basis, to royalty-bearing programs, where Incyte funds 100% of the costs and we are eligible for potential milestones and royalties. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with TIGIT reverting to Agenus and the undisclosed target reverting to Incyte, each with a potential 15% royalty to the other party on any global net sales. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. For each program in the collaboration, Incyte has exclusive rights and all decision-making authority for manufacturing, clinical development and commercialization. Accordingly, the timely and successful completion by Incyte of clinical development and commercialization activities will significantly affect the timing and amount of any royalties or milestones we may receive under the collaboration agreement. In addition, in March 2017 we transferred manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in the ability of Incyte to successfully manufacture could have an adverse impact on those programs. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the collaboration agreement. In September 2018, we sold to XOMA a portion of the royalties and milestones we are entitled to receive from Incyte.

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

Since the passage of the ACA, there have been ongoing federal legislative and administrative efforts, as well as judicial challenges, seeking to repeal, modify or invalidate some or all of the provisions of the ACA. For instance, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA and on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.  While the Biden Administration is likely to support and potentially expand the ACA and resist legal challenges to it, it is unclear exactly how the Biden Administration will structure its priorities and any change in regulation or regulatory approach, has the potential to negatively impact our business.

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

In addition, in most foreign countries, including the European Economic Area, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

Since January 1, 2021, any transfers of personal data to the United Kingdom are subject to the requirements of Chapter V of the GDPR and of the Law Enforcement Directive and absent an adequacy finding under GDPR, transfers of personal data from the EU to the UK, including to our facility in Cambridge, UK, would be illegal without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU-UK privacy shield similar to the current framework in place between the EU and the United States. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding and reduce the likelihood that the EC would approve an EU-UK privacy shield. Accordingly, we may be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data. Given the uncertainties surrounding the UK’s departure from the EU, it is difficult to precisely identify or quantify the risks described above.

Additionally, it is possible that, over time, the UK Data Protection Act could become less aligned with the GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data.

As a result, Brexit adds legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. If we do not successfully manage such risk, our prospects may be materially harmed.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal and state net operating loss, or NOL, carryforwards of $733.1 million and $237.0 million, respectively, which may be available to offset future taxable income. The federal NOLs include $596.4 million which expire at various dates through 2038 and $136.7 million which carryforward indefinitely. The state NOLs expire at various dates through 2038. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $8.7 million and $6.7 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2021. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

The patent landscapes in the fields of antibody, vaccine, adjuvant and adoptive cell therapy development, manufacture and commercialization are crowded. For example, we are aware of third-party patents directed to methods for identifying and producing therapeutic products such as antibodies, vaccines, adjuvants and adoptive cell therapies. We are also aware of third-party patents directed to products targeting numerous antigens for which we also seek to identify, develop, and commercialize products. For example, some patents claim products based on competitive binding with existing products, some claim products based on specifying sequence or other structural information, and some claim various methods of discovery, production, or use of such products.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 30 issued United States patents and approximately 30 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 370 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

We are currently party to various intellectual property license agreements. These license agreements impose, and we expect that future license agreements may impose, various diligence, milestone payment, royalty, insurance, prosecution, enforcement and other obligations on us. These licenses typically include an obligation to pay an upfront payment, yearly maintenance payments and royalties on sales. If we fail to comply with our obligations under the licenses, the licensors or licensees may have the right to terminate their respective license agreements, in which event we might not be able to market or obtain royalties or other revenue from any product that is covered by the agreements. Termination of the license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, which could adversely affect our competitive business position and harm our business. In addition, court decisions may introduce uncertainty with respect to terms of a license agreement such as the impact of a challenge to the validity of a licensed patent on the payment obligations or termination rights of the license.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel or service providers to pay these fees when due. Additionally, the USPTO and various foreign patent office’s require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. In addition, we are responsible for the payment of patent fees for patent rights that we have licensed from other parties.

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

Depending upon the nature of the product and the specifics of the related FDA marketing approval, data exclusivity under the Biologics Price Competition and Innovation Act (“BPCIA”) or related laws in the U.S. or certain foreign countries and territories may be available for our products.  The BPCIA provides that FDA shall not approve certain biosimilars from the date of first licensure of a reference product for 12 years, subject to certain restrictions.  However, we may not obtain or be eligible for data exclusivity because of, for example, the nature of the product with respect to other products on the market, our relationships with our partners (including our licensors and licensees), failing to claim the exclusivity at the appropriate time or otherwise failing to satisfy applicable requirements. If we are unable to obtain data exclusivity, our competitors may obtain earlier approval of competing products, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Over the past few years, we have more than tripled our headcount, in part through various acquisitions and the expansion of our research and development activities both nationally and internationally. While we have restructured our organization over the past few years, we expect to continue increasing our headcount in certain core areas as we continue to build our development, manufacturing and commercialization capabilities and integrate our acquired technology platforms. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures include cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so, staggering the working hours of employees that are unable to perform their duties remotely and reconfiguring our facilities for physical distancing. We are revisiting these measures on a regular basis as the pandemic evolves, and we are likely to take additional action as we learn more and as instruction is provided by national, state and local governmental agencies. These measures have resulted, and any future actions are likely to result, in a disruption to our business. Our employees are also impacted by the closures of their children’s schools for lengthy periods of time. For instance, in both California and Massachusetts, all public and private elementary and secondary schools were closed for the duration of the 2019-2020 academic year, leaving many of our employees with no choice but to work from home while also caring for their children, which caused a loss in employee productivity.  We expect this state of affairs to continue at least into 2021 as many schools are undergoing a partially, or fully, remote 2020-2021 academic year.  In addition, in March 2020, the United States government announced that it would suspend air travel between the United States and parts of Europe for a 30-day period and subsequently revised this suspension to include the UK, where we have an office and employees. Starting in July 2020, the European Union banned entry by travelers from the US, and, at present, the U.K. is requiring travelers from the US to self-quarantine for 14-days after arrival.  In the event the governments in Massachusetts, California or the UK further extend their shelter in place orders, travel bans, or otherwise prohibit employees from going to work for a longer period of time, our business will be disrupted and our programs and timelines are likely to be delayed, depending on the ultimate length and severity of the mandate. Not all of our employees are able to perform their duties or function remotely.

The operations of our strategic partners could also be impacted by calamities or public health crises, which could materially and adversely affect our cash resources and operations. For instance, at the beginning of 2020, we projected receipt of approximately $60.0 million of cash milestone payments from existing partners in 2020.  Although we did receive $25.1 million of this in 2020, as a result of the impact of COVID-19 on our partner’s programs and trials, the remaining $35.0 million was delayed and not received last year, which impacts our cash runway and ability to fund our operations. Additional delays resulting from COVID-19 or other crises are likely to materially adversely affect our business.

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

We are currently in the process of pursuing external funding and partnership opportunities to advance AgenTus Therapeutics, but Agenus is currently funding such operations. There is no guarantee that external funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding, including any potential initial public offering. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or continue to use internal resources to advance them. In addition, our cell therapy assets are early stage and just recently entered the clinic. Even if adequate funding and partnership opportunities are available, there is no guarantee that we or AgenTus Therapeutics will be successful in advancing one or more product candidates through clinical development. In addition, most of the efforts being made on behalf of AgenTus Therapeutics are utilizing several members of Agenus’ management team and Agenus’ internal general and administrative resources. The current structure could distract management and divert Agenus resources from Agenus’ own core pipeline and programs.

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

Risks Related to our Common Stock

The trading volume and public trading price of our common stock has been volatile.

During the period from our initial public offering on February 4, 2000 to December 31, 2020, and the year ended December 31, 2020, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.92 and $5.20 per share, respectively. The average daily trading volume for the year ended December 31, 2020 was approximately 2,557,223 shares, while the average daily trading volume for the year ended December 31, 2019 was approximately 1,191,940 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2020, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 15, 2021, we had 204,685,422 shares of common stock outstanding. Except for the 4,962,779 shares of common stock issued to Betta Pharmaceuticals in July 2020, substantially all of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 100,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of March 12, 2021, an aggregate of approximately 110,987,563 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020, the resale of which must be registered with the SEC by June 2021. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued

1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $35.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2020, warrants to purchase approximately 1,950,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of December 31, 2020, options to purchase 28,916,401 shares of our common stock with a weighted average exercise price per share of $3.70 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2020, we had 14,997,220 vested options and 886,816 non-vested shares outstanding.

As of December 31, 2020, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of December 31, 2020, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 12,459,000 shares of our common stock.

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

In November 2020, we entered into a lease for a building containing approximately 84,000 square feet in Emeryville, California for cGMP manufacturing space for our anticipated commercial antibody manufacturing requirements, as well as laboratory and office space. This lease terminates in December 2036 with the option to renew for two additional ten-year terms.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.” As of March 3, 2021, there were 389 holders of record and 33,891 beneficial holders of our common stock.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2015 to December 31, 2020, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2015. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Agenus Inc.	100.00	90.75	71.81	52.42	89.65	70.04
Nasdaq Stock Market (U.S. Companies) Index	100.00	107.50	137.86	132.51	179.19	257.38
Nasdaq Biotechnology Index	100.00	78.32	94.81	85.97	106.95	134.42

Item 6.	Selected Financial Data

We have derived the condensed consolidated balance sheet data set forth below as of December 31, 2020 and 2019, and the condensed consolidated statement of operations data for each of the years in the three-year period ended December 31, 2020, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

You should read the selected condensed consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Changes in cash, cash equivalents, and short-term investments, total current assets, total assets, total current liabilities, long-term debt and stockholders’ deficit in the periods presented below include the effects of the receipt of net proceeds from our debt offerings, equity offerings, royalty monetization transactions, the exercise of stock options, and employee stock purchases that totaled approximately $187.1 million, $31.6 million, $291.2 million, $81.5 million, and $3.4 million in the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands except per share data)
Condensed Consolidated Statement of Operations Data:
Revenue	$88,170	$150,048	$36,784	$42,877	$22,573
Operating expenses:
Cost of service revenue	(2,349)	—	—	—	—
Research and development	(142,617)	(168,339)	(124,600)	(116,125)	(94,971)
General and administrative	(59,218)	(46,041)	(37,340)	(33,741)	(33,126)
Contingent purchase price consideration fair value adjustment	(1,221)	(5,805)	1,335	3,188	(1,953)
Operating loss	(117,235)	(70,137)	(123,821)	(103,801)	(107,477)
Loss on modification of debt	(2,720)	—	—	—	—
Loss on early extinguishment of debt	—	—	(10,767)	—	—
Non-operating income (expense)	(1,858)	28	(2,183)	1,977	(2,202)
Interest expense, net	(61,078)	(41,451)	(25,273)	(18,868)	(17,316)
Net loss	(182,891)	(111,560)	(162,044)	(120,692)	(126,995)
Dividends on Series A-1 convertible preferred stock	(209)	(208)	(207)	(206)	(204)
Less: net loss attributable to non-controlling interest	(1,977)	(3,903)	(2,352)	—	—
Net loss attributable to Agenus Inc. common stockholders	$(181,123)	$(107,865)	$(159,899)	$(120,898)	$(127,199)
Net loss attributable to Agenus Inc. common stockholders per common share, basic and diluted	$(1.05)	$(0.80)	$(1.44)	$(1.23)	$(1.46)
Weighted average number of Agenus Inc. common shares outstanding, basic and diluted	172,504	134,982	110,772	98,415	87,070

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$99,871	$61,808	$53,054	$60,187	$76,437
Total current assets	113,783	86,536	74,808	73,554	91,312
Total assets	214,514	155,335	136,401	138,402	156,986
Total current liabilities	129,884	122,209	68,062	56,438	40,851
Long-term debt, less current portion	18,879	13,380	13,212	142,385	130,542
Series C-1 convertible preferred stock	26,917	26,917	39,879	—	—
Total stockholders' (deficit) equity	(211,498)	(231,337)	(174,546)	(75,816)	(39,126)

(1)	2019 total assets reflect the adoption of ASC 842 and includes approximately $7.4 million in operating lease right-of-use assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen vaccines, to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

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

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our anti-CTLA-4 and anti-PD-1 programs (zalifrelimab and balstilimab, respectively) are in late phase clinical trials designed to support BLA filings under the FDA accelerated approval pathway. We announced interim data from these trials in February, March and September 2020. We initiated the rolling submission of our BLA for balstilimab monotherapy in September 2020 to treat 2nd line cervical cancer. We expect to complete this BLA filing in the first half of 2021, and to solidify our strategy for the combination filing in the same indication after the monotherapy filing is accepted by the FDA. In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Greater China. Under the terms of the Betta License Agreement, we received $15.0 million upfront and are eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China. In connection with this transaction, we also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”), pursuant to which we agreed to sell to Betta HK 4,962,779 shares of Agenus common stock for $4.03 per share, or an aggregate purchase price of approximately $20.0 million. The closing under the stock purchase agreement occurred in July 2020.

We have formed collaborations with companies such as Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2020, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423 (now GS-1423), as well as the exclusive option to exclusively license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. All three assets have entered clinical development. In November 2020, Gilead elected to return AGEN1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. The option agreements remain in place, and we are responsible for developing each program up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise. For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Pursuant to the terms of the Gilead option agreements, we remain eligible to receive up to $100.0 million in option exercise fees and, if exercised, up to an additional $1.0 billion in aggregate milestone payments, as well as royalties on any future sales.

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

Our subsidiary AgenTus Therapeutics is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening illnesses. In May 2020 and June 2020, the FDA accepted IND applications for agenT-797, an allogeneic iNKT therapy, for the treatment of patients with hematological malignancies, including multiple myeloma and B cell lymphoma, and COVID-19-realted pneumonia, respectively. In November 2020, AgenTus dosed its first COVID-19 patient with agenT-797, and trials for hematological malignancies are expected to commence in the second quarter of 2021. AgenTus licenses intellectual property assets from Agenus and has its own management and governance.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our research and development expenses for the years ended December 31, 2020, 2019, and 2018, were $142.6 million, $168.3 million, and $124.6 million, respectively. We have incurred significant losses since our inception. As of December 31, 2020, we had an accumulated deficit of $1.47 billion. We are likely to continue to incur losses until we become a commercial company generating profits. Although we plan to launch our first commercial product in 2021, if approved, we do not expect to be profitable in 2021.

During the past five years, we have successfully financed our operations through corporate partnerships, advance royalty sales and the sale of equity. Based on our current plans and projections, we believe that our cash resources of $99.9 million as of December 31, 2020, plus additional funding we anticipate from corporate events, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2022. We are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond 2022. Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction; our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash for the remainder of 2020 and through the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

Historical Results of Operations

The comparison of 2019 to 2018 results has been omitted from this Form 10-K but can be found in our Form 10-K for the year ended December 31, 2019 – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on March 16, 2020.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Research and development revenue

We recognized research and development (“R&D”) revenue of approximately $35.9 million and $99.8 million during the years ended December 31, 2020 and 2019, respectively. R&D revenues for the year ended December 31, 2020, primarily consisted of $12.3 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements, $13.9 million related to the recognition of an upfront fee under our Betta License Agreement and $9.0 million related to the recognition of a milestone under the Merck Agreement. R&D revenues for the year ended December 31, 2019, primarily consisted of amounts earned under our Gilead Collaboration Agreement, including $65.5 million related to the recognition of an upfront license fee and $20.6 million related to the recognition of deferred revenue related to research and development services, a $10.0 million upfront license fee from our UroGen License Agreement, as well as amounts earned under our Incyte Collaboration Agreement, including $1.7 million related to the reimbursement of development costs. During the years ended December 31, 2020 and 2019, we recorded R&D revenue of $12.3 million and $22.7 million, respectively, from the recognition of deferred revenue.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note 18 to our Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the years ended December 31, 2020 and 2019, we recognized approximately $46.5 million and $30.4 million in non-cash royalty revenue, respectively, related to our agreement with GSK.

Research and development expense

R&D expense include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. R&D expense decreased 15% to $142.6 million for the year ended December 31, 2020 from $168.3 million for the year ended December 31, 2019. Decreased expenses in the year ended December 31, 2020 primarily relate to a $19.9 million decrease in third-party services and other related expenses largely due to the timing of expenses related to the advancement of our antibody programs and a $9.7 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.9 million increase in personnel related expenses, a $2.5 million increase in facility expenses and a $0.4 million increase in other research and development expenses.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 29% to $59.2 million for the year ended December 31, 2020 from $46.0 million for the year ended December 31, 2019. Increased general and administrative expense expenses in the year ended December 31, 2020 primarily relate to a $6.5 million increase in professional fees, a $4.7 million increase in expenses attributable to the activities of our subsidiaries and a $2.1 million increase in other general and administrative expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration during the year ended December 31, 2020, which mainly resulted from changes in our market capitalization and share price and changes in the credit spread since each reporting period end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price.

Non-operating income (expense)

Non-operating expense increased $1.9 million for the year ended December 31, 2020, from income of $28,000 for the year ended December 31, 2019, to expense of $1.9 million for the year ended December 31, 2020, primarily due to our increased foreign currency exchange losses in 2020 compared to gains in 2019.

Interest expense, net

Interest expense, net increased to $61.1 million for the year ended December 31, 2020 from $41.5 million for the year ended December 31, 2019, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

 Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Research and Development Programs

For the year ended December 31, 2020, our R&D programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2020	2019	2018	Prior to 2018	Total
Antibody programs*	Various	$118,200	$126,400	$97,011	$256,288	$597,899
Heat shock proteins for cancer	Prophage and ASV	1,076	13,235	13,235	335,890	363,436
Vaccine adjuvant	QS-21 Stimulon	304	872	211	14,098	15,485
Cell therapies and other research and development programs	Various	23,037	27,832	14,143	78,342	143,354
Total research and development expenses		$142,617	$168,339	$124,600	$684,618	1,120,174

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

We and our partners currently have more than fifteen antibody programs in pre-clinical or clinical development, which include our anti-CTLA-4, zalifrelimab, and anti-PD-1, balstilimab, programs (both partnered with Recepta for certain South America territories and Betta in Greater China), our next generation anti-CTLA-4 antibody (AGEN1181), an IgG1 anti-CTLA-4 antagonist, our anti-CD137 (AGEN2373) and our bispecific antibody designed to deplete regulatory T cells (AGEN1223), both of which Gilead has an exclusive option to license exclusively, and the following antibody programs all partnered with Incyte: anti-GITR (INCAGN1876), anti-OX40 (INCAGN1949), anti-LAG3 (INCAGN2385) and anti-TIM3 (INCAGN2390). For additional information regarding our antibody discovery platforms and checkpoint antibody program, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

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

QS-21 Stimulon Adjuvant

QS-21 Stimulon is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 Stimulon is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 Stimulon has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine formulations across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure the continuous future supply of QS-21 Stimulon adjuvant, which we are pursuing in partnership with Phyton Biotech. For additional information regarding QS-21 Stimulon, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.47 billion as of December 31, 2020. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through the sale of equity and debt securities, and interest income earned on cash, cash equivalents, and short-term investment balances. From our inception through December 31, 2020, we have raised aggregate net proceeds of approximately $1.43 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “New Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 50.9 million and 9.1 million shares of our common stock pursuant to both a prior At Market Issuance Sales Agreement with B. Riley FBR, Inc. and the New Sales Agreement during the year ended December 31, 2020 and the period of January 1, 2021 through March 12, 2021, respectively, for aggregate net proceeds totaling $188.2 million. As of March 12, 2021, we had approximately 73.2 million shares that remained available for sale under the New Sales Agreement.

As of December 31, 2020, we had debt outstanding of $20.0 million in principal. In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding. In May 2020, we received $6.2 million under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) which is classified as debt in our condensed consolidated balance sheet as we cannot yet determine if the amount will be partially or fully forgiven.

Our cash and cash equivalents at December 31, 2020 were $99.9 million, an increase of $38.1 million from December 31, 2019.

During the past five years, we have successfully financed our operations through corporate partnerships, advance royalty sales and the sale of equity. Based on our current plans and projections, we believe that our cash resources of $99.9 million as of December 31, 2020, plus additional funding we anticipate from corporate events, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2022. We are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond 2022. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction; our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash for the remainder of 2020 and through the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $385.5 million over the term of the related activities. Through December 31, 2020, we have expensed $318.7 million as research and development expenses and $308.1 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the years ended December 31, 2020 and 2019 was $139.1 million and $18.7 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our contractual obligations as of December 31, 2020 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$16,111	$1,929	$14,182	$—	$—
Operating leases (2)	123,406	4,397	16,619	16,752	85,638
Finance leases	871	804	67	—	—
Total	$140,388	$7,130	$30,868	$16,752	$85,638

(1)

Includes fixed interest payments and excludes amounts received under the Payroll Protection Program. See Note 17 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our debt.

(2)

The leases and subleases for our properties expire at various times between 2022 and 2036. See Note 16 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our leases.

Off-Balance Sheet Arrangements

At December 31, 2020, we had no off-balance sheet arrangements.

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

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiary and are denominated in local currency. Approximately 0.3% and 2% of our cash used in operations for the years ended December 31, 2020 and 2019, respectively, was from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formally with operations in Belgium, Agenus Switzerland a company formally with operations in Switzerland and Agenus UK Limited, with operations in England. During the year ended December 31, 2020, there has been no material change with respect to our approach toward those exposures.

We had cash and cash equivalents at December 31, 2020 of $99.9 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2020, however, we are subject to investment risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2(q) and 16 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

License and Stock Purchase Agreement with Betta Pharmaceuticals Co., LTD

As discussed in Note 14 to the consolidated financial statements, the Company recognized research and development revenue of $13.9 million from the license agreement with Betta Pharmaceuticals Co., LTD. The Company identified the following performance obligations (1) the license of balstilimab and zalifrelimab, (2) the obligation to complete manufacturing technology transfer activities. The transaction price was allocated to each distinct performance obligation using a relative standalone selling price. The Company determined the estimated standalone selling price of the licenses by applying a risk adjusted, net present value, estimate of future cashflows.

We identified the evaluation of the standalone selling price of the license as a critical audit matter. Subjective auditor judgment was involved in evaluating certain revenue assumptions used to estimate the standalone selling price of the license. Specifically, the assumptions related to the probability of success in clinical development and the timeline to commercial approval, required subjective auditor judgment, because there was limited observable data available. In addition, specialized skills and knowledge were required to evaluate the discount rate assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control in the Company’s revenue process, specifically the control over the determination of the assumptions described above. We evaluated the revenue projections used to develop the Company’s estimated standalone selling price of the license by considering their consistency with data from internal and external sources including market and industry data. We assessed the probabilities of success in clinical development and timeline to commercial approval by corroborating to success rates and timelines in scientific journals relevant for the biotechnology industry. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s discount rate by comparing it against a discount rate that was independently developed based on the capital structure and cost of guideline companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

March 16, 2021

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$99,871	$61,808
Accounts Receivable	1,157	16,293
Prepaid expenses	10,746	7,420
Other current assets	2,009	1,015
Total current assets	113,783	86,536
Property, plant and equipment, net of accumulated amortization and depreciation of $47,201 and $42,861 at December 31, 2020 and 2019, respectively	26,790	26,326
Operating lease right-of-use assets	33,480	7,364
Goodwill	25,452	23,188
Acquired intangible assets, net of accumulated amortization of $11,841 and $9,431 at December 31, 2020 and 2019, respectively	10,886	10,504
Other long-term assets	4,123	1,417
Total assets	$214,514	$155,335
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$833	$646
Current portion, liability related to sale of future royalties and milestones	57,362	45,961
Current portion, deferred revenue	17,186	29,174
Current portion, operating lease liabilities	1,950	1,347
Accounts payable	17,015	13,564
Accrued liabilities	29,057	31,332
Other current liabilities	6,481	185
Total current liabilities	129,884	122,209
Long-term debt, net of current portion	18,879	13,380
Liability related to sale of future royalties and milestones, net of current portion	176,263	175,408
Deferred revenue, net of current portion	28,282	27,705
Operating lease liabilities, net of current portion	34,065	8,020
Contingent purchase price consideration	10,208	8,843
Other long-term liabilities	1,514	4,190
Commitments and contingencies (Note 20)
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 12,459 shares designated, issued, and outstanding at December 31, 2020 and 2019	26,917	26,917
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2020 and 2019; liquidation value of $33,250 and $33,040 at December 31, 2020, and 2019, respectively	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 196,090,980 shares and 137,818,068 shares issued at December 31, 2020 and 2019, respectively	1,961	1,378
Additional paid-in capital	1,257,502	1,059,583
Accumulated other comprehensive income (loss)	2,772	(1,324)
Accumulated deficit	(1,465,907)	(1,284,993)
Total stockholders’ deficit attributable to Agenus Inc.	(203,672)	(225,356)
Non-controlling interest	(7,826)	(5,981)
Total stockholders’ deficit	(211,498)	(231,337)
Total liabilities, convertible preferred stock and stockholders’ deficit	$214,514	$155,335

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2020, 2019, and 2018

(Amounts in thousands, except per share amounts)

	2020	2019	2018
Revenue:
Research and development	$35,915	$99,845	$19,475
Service revenue	4,619	—	—
Royalty sales milestone	—	15,100	—
Other revenue	91	4,679	—
Non-cash revenue related to the sale of future royalties and milestones	47,545	30,424	17,309
Total revenues	88,170	150,048	36,784
Operating expenses:
Cost of service revenue	(2,349)	—	—
Research and development	(142,617)	(168,339)	(124,600)
General and administrative	(59,218)	(46,041)	(37,340)
Contingent purchase price consideration fair value adjustment	(1,221)	(5,805)	1,335
Operating loss	(117,235)	(70,137)	(123,821)
Other income (expense):
Loss on modification of debt	(2,720)	—	—
Loss on early extinguishment of debt	—	—	(10,767)
Non-operating income (expense)	(1,858)	28	(2,183)
Interest expense, net	(61,078)	(41,451)	(25,273)
Net loss	(182,891)	(111,560)	(162,044)
Dividends on Series A-1 convertible preferred stock	(209)	(208)	(207)
Less: net loss attributable to non-controlling interest	(1,977)	(3,903)	(2,352)
Net loss attributable to Agenus Inc. common stockholders	$(181,123)	$(107,865)	$(159,899)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(1.05)	$(0.80)	$(1.44)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	172,504	134,982	110,772
Other comprehensive income:
Foreign currency translation gain	$4,096	$215	$630
Other comprehensive income	4,096	215	630
Comprehensive loss	$(177,027)	$(107,650)	$(159,269)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2020, 2019, and 2018

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2017	—	—	32	0	101,706	1,017	951,812	(2,169)	—	(1,026,475)	$(75,815)
Net loss	—	—	—	—	—	—	—	—	(2,352)	(159,692)	(162,044)
Other comprehensive loss	—	—	—	—	—	—	—	630	—		630
Adoption of ASC 606	—	—	—	—	—	—	—	—	—	8,856	8,856
AgenTus share distribution	—	—	—	—	—	—	—	—	274	—	274
Share-based compensation	—	—	—	—	—	—	7,351	—	—	—	7,351
Vesting of nonvested shares	—	—	—	—	53	1	(1)	—	—	—	—
Shares sold at the market	—	—	—	—	17,799	178	44,741	—	—	—	44,919
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $122	18	39,879	—	—	—	—	—	—	—	—	—
Payment of consultant in shares	—	—	—	—	26	—	50	—	—	—	50
Exercise of stock options and employee share purchases	—	—	—	—	413	4	1,230	—	—	—	1,234
Balance at December 31, 2018	18	$39,879	32	$0	119,997	$1,200	$1,005,183	$(1,539)	$(2,078)	$(1,177,311)	$(174,545)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Continued)

For the Years Ended December 31, 2020, 2019, and 2018

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	—	—	—	—	—	—	—	(3,903)	(107,657)	$(111,560)
Other comprehensive loss	—	—	—	—	—	—	—	215	—	—	215
Adoption of ASC 842	—	—	—	—	—	—	—	—	—	(25)	(25)
Share-based compensation	—	—	—	—	—	—	9,892	—	—	—	9,892
Vesting of nonvested shares	—	—	—	—	130	1	(1)	—	—	—	—
Shares sold under stock purchase agreement	—	—	—	—	11,111	111	29,889	—	—	—	30,000
Conversion of Series C-1 convertible preferred stock	(6)	(12,962)	—	—	6,000	60	12,902	—	—	—	12,962
Payment of consultant in shares	—	—	—	—	29	—	81	—	—	—	81
Exercise of stock options and employee share purchases	—	—	—	—	552	6	1,637	—	—	—	1,643
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Continued)

For the Years Ended December 31, 2020, 2019, and 2018

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	—	—	—	—	—	—	—	(1,977)	(180,914)	(182,891)
Other comprehensive loss	—	—	—	—	—	—	—	4,096	—	—	4,096
Share-based compensation	—	—	—	—	—	—	10,121	—	—	—	10,121
Vesting of nonvested shares	—	—	—	—	166	2	(2)	—	—	—	—
Shares sold at the market	—	—	—	—	50,947	509	155,912	—	—	—	156,421
Shares sold under stock purchase agreement	—	—	—	—	4,963	50	19,950	—	—	—	20,000
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	2,242	—	132	—	2,374
Issuance of shares for business acquisition	—	—	—	—	405	4	896	—	—	—	900
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	3,145
Payment of CEO payroll in shares	—	—	—	—	86	1	295	—	—	—	296
Payment of consultants in shares	—	—	—	—	208	2	906	—	—	—	908
Exercise of stock options and employee share purchases	—	—	—	—	1,499	15	4,454	—	—	—	4,469
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	$2,772	$(7,826)	$(1,465,907)	$(211,498)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019, and 2018

(Amounts in thousands, except per share amounts)

	2020	2019	2018
Cash flows from operating activities:
Net loss	$(182,891)	$(111,560)	$(162,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,179	6,662	6,288
Share-based compensation	10,417	9,892	7,625
Non-cash royalty and milestone revenue	(47,545)	(30,424)	(17,309)
Non-cash interest expense	60,029	42,201	24,599
Donation of assets	622	—	—
Loss on disposal of assets	198	58	145
Change in fair value of contingent obligations	1,221	5,805	(1,335)
Loss on modification of debt	2,720	—	—
Loss on extinguishment of debt	—	—	10,767
Changes in operating assets and liabilities:
Accounts receivable	16,187	(15,355)	196
Inventories	—	55	24
Prepaid expenses	(187)	11,792	(8,210)
Accounts payable	2,767	(234)	5,366
Deferred revenue	(11,464)	53,900	(397)
Accrued liabilities and other current liabilities	3,826	7,097	3,303
Other operating assets and liabilities	(2,175)	1,429	(113)
Net cash used in operating activities	(139,096)	(18,682)	(131,095)
Cash flows from investing activities:
Proceeds from sale of plant and equipment	—	—	6
Purchases of plant and equipment	(3,466)	(4,657)	(3,597)
Cash paid for business acquisition, net	(975)	—	—
Net cash used in investing activities	(4,441)	(4,657)	(3,591)
Cash flows from financing activities:
Net proceeds from sale of equity	176,421	30,000	44,919
Net proceeds from sale of C-1 Preferred Stock	—	—	39,879
Proceeds from employee stock purchases and option exercises	4,469	1,643	1,234
Proceeds from issuance of long-term debt	6,197	—	—
Proceeds from sale of future royalties	—	—	204,878
Transaction costs from sale of future royalties and milestones	—	—	(494)
Repayments of debt	(1,462)	—	(161,847)
Payment of finance lease obligation	(1,770)	(320)	(283)
Net cash provided by financing activities	183,855	31,323	128,286
Effect of exchange rate changes on cash	379	770	(733)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,697	8,754	(7,133)
Cash, cash equivalents and restricted cash, beginning of period	61,808	53,054	60,187
Cash, cash equivalents and restricted cash, end of period	$102,505	$61,808	$53,054
Supplemental cash flow information:
Cash paid for interest	$1,176	$1,224	$1,171
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$289	$1,242	$300
Issuance of common stock, $0.01 par value, in connection with business acquisition	900	—	—
Contingent purchase price consideration in connection with business acquisition	144	—	—
Issuance of common stock, $0.01 par value, in connection with payment to consultants	908	81	50

Issuance of subsidiary shares to noncontrolling interest	2,374	—	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	28,184	3,017	—
Lease right-of-use assets obtained in exchange for new finance lease liabilities	2,434	—	—

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen vaccines, to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

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

Our cash and cash equivalents at December 31, 2020 were $99.9 million, an increase of $38.1 million from December 31, 2019.

We have incurred significant losses since our inception. As of December 31, 2020, we had an accumulated deficit of $1.47 billion. Although we plan to launch our first commercial product in 2021, if approved, we do not expect to be profitable in 2021.

During the past five years, we have successfully financed our operations through corporate partnerships, advance royalty sales and the sale of equity. Based on our current plans and projections, we believe that our cash resources of $99.9 million as of December 31, 2020, plus additional funding we anticipate from corporate events, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2022. We are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond 2022. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction; our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash for the remainder of 2020 and through the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties (2) renegotiating third party agreements, (3) selling assets, (4) securing additional debt financing and/or (5) selling equity securities.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Agenus and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Non-controlling interest in the consolidated financial statements represents the portion of two of our subsidiaries not 100% owned by Agenus.

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

(e) Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments, and accounts receivable. We invest our cash, cash equivalents and short-term investments in accordance with our investment policy, which specifies high credit quality standards and limits the amount of credit exposure from any single issue, issuer, or type of investment. We carry balances in excess of federally insured levels; however, we have not experienced any losses to date from this practice.

(f) Accounts Receivable

Accounts receivable are amounts due from our collaboration partners and customers as a result of research and development and other services provided, and milestones achieved. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2020 and 2019, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(g) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $5.1 million, $4.8 million, and $4.3 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

(h) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $20.0 million and $14.1 million at December 31, 2020 and 2019, respectively.

(i) Revenue Recognition

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

For the years ended December 31, 2020, 2019 and 2018, 16%, 60% and 43%, respectively, of our revenue was earned from one collaboration partner.

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

(j) Foreign Currency Transactions

Gains and losses from our foreign currency-based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). We do not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. We recorded a foreign currency loss of $3.1 million for the year ended December 31, 2020, a foreign currency gain of $0.1 million for the year ended December 31, 2019, and a foreign currency loss of $2.2 million for the year ended December 31, 2018.

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

(l) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur. See Note 12 for a further discussion on share-based compensation.

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

(n) Net Loss Per Share

Basic income and loss per common share are calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2020, 2019, and 2018, as they would be anti-dilutive:

	Year Ended
	2020	2019	2018
Warrants	1,950	1,400	2,900
Stock options	28,916	27,164	18,614
Nonvested shares	887	2,120	2,214
Series A-1 convertible preferred stock	333	333	333
Series C-1 convertible preferred stock	12,459	12,459	18,459

(o) Goodwill

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

(p) Long-lived Assets

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

(q) Leases

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

Our leases commence when the lessor makes the asset available for our use. Finance and operating lease right-of-use assets and liabilities are recognized at the lease commencement date. Lease liabilities are recognized as the present value of the lease payments over the lease term, net of any future lease incentives to be received, using the discount rate implicit in the lease. If the implicit rate is not readily determinable, as is the case with all our current leases, we utilize our incremental borrowing rate at the lease commencement date. Right-of-use assets are recognized based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred, or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

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

(r) Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the year ended December 31, 2020 had or is expected to have a material impact on our consolidated financial statements or disclosures.

(3) Business Acquisitions

4-Antibody

On January 10, 2014, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) providing for our acquisition of all of the outstanding capital stock of Agenus Switzerland Inc. (formerly known as 4-Antibody AG) (“4-AB”), from the shareholders of 4-AB (the “4-AB Shareholders”). Contingent milestone payments of up to $40.0 million (the “contingent purchase price consideration”), payable in cash or shares of our common stock at our option, are due to the 4-AB Shareholders as follows: (i) $20.0 million upon our market capitalization exceeding $300.0 million for 10 consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date (b) the sale of the 4-AB or (c) the sale of Agenus; (ii) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB, or (c) the sale of Agenus, and (iii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB, or (c) the sale of Agenus. During January 2015, the first milestone noted above was achieved.

PhosImmune Inc.

On December 23, 2015 (the “PhosImmune Closing Date”), we entered into a Purchase Agreement with PhosImmune Inc., a privately-held Virginia corporation (“PhosImmune”), the securityholders of PhosImmune (the “PhosImmune Securityholders”) and Fanelli Haag PLLC, as representative of the PhosImmune Securityholders providing for the acquisition of all outstanding securities of PhosImmune. Contingent milestone payments up to $35.0 million payable in cash and/or stock at our option are due as follows: (i) $5.0 million upon the closing trading price of our common stock equals or exceeds $8.00 for 60 consecutive trading days prior to the earlier of (a) the fifth anniversary of the PhosImmune Closing Date (this milestone expired unachieved on December 23, 2020) or (b) the sale of Agenus; (ii) $15.0 million if the closing trading price of our common stock equals or exceeds $13.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus; and (iii) $15.0 million if the closing trading price of our common stock equals or exceeds $19.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus.

(4) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2020 (in thousands):

Balance, December 31, 2019	$23,188
Effect of foreign currency	1,470
Addition of goodwill related to business acquisition	794
Balance, December 31, 2020	$25,452

Acquired intangible assets consisted of the following at December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$17,013	$(10,112)	$6,901
Trademarks	4-4.5 years	1,310	(980)	330
Other	2-7 years	2,272	(749)	1,523
In-process research and development	Indefinite	2,132	—	2,132
Total		$22,727	$(11,841)	$10,886

	As of December 31, 2019
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,584	$(8,044)	$8,540
Trademarks	4.5 years	834	(834)	—
Other	2-6 years	572	(553)	19
In-process research and development	Indefinite	1,945	—	1,945
Total		$19,935	$(9,431)	$10,504

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $2.4 million, $2.0 million and $2.0 million, respectively. Amortization expense related to acquired intangibles is estimated at $2.2 million for each of 2021 and 2022, $1.7 million for 2023 and $0.6 million for each of 2024 and 2025.

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

(5) Investments

Cash Equivalents

Cash equivalents consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$64,256	$64,256	$55,258	$55,258
U.S. Treasury Bills	20,000	20,000	—	—
Total	$84,256	$84,256	$55,258	$55,258

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses as of December 31, 2020, 2019 and 2018.

All the investments listed above have been classified as cash equivalents on our consolidated balance sheet as of December 31, 2020 and 2019, respectively.

(6) Restricted Cash

As of December 31, 2020, we maintained non-current restricted cash of $2.6 million. This amount is included within “Other long-term assets” in our consolidated balance sheets and is solely comprised of a letter of credit required under the lease of our facility in Emeryville, CA. We did not maintain restricted cash as of December 31, 2019 and 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that agrees to the total of the aforementioned amounts shown in our consolidated statements of cash flows as of December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020	2019	2018
Cash and cash equivalents	$99,871	$61,808	$53,054
Restricted cash	2,634	—	—
Cash, cash equivalents and restricted cash	$102,505	$61,808	$53,054

(7) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2020 and 2019 consist of the following (in thousands):

	2020	2019	Estimated Depreciable Lives
Land	$2,230	$2,230	Indefinite
Building and building improvements	5,630	5,624	35 years
Furniture, Fixtures, and other	5,866	6,394	3 to 10 years
Laboratory, manufacturing and transportation equipment	22,855	20,880	4 to 10 years
Leasehold improvements	28,390	25,350	2 to 12 years
Software and computer equipment	9,020	8,709	3 years
	73,991	69,187
Less accumulated depreciation and amortization	(47,201)	(42,861)
Total	$26,790	$26,326

(8) Income Taxes

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2017 through 2020. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2016 and prior. However, net operating losses from the tax year 2016 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2020, we had available net operating loss carryforwards of $733.1 million and $237.0 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, $136.7 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire between 2021 and 2038. Our ability to use these net operating losses may be limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $8.7 million and $6.7 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2021 and 2033 and 2021 and 2029, respectively. Additionally, we have $394,000 of state investment tax credits, available to offset future taxable income and expire between 2021 and 2024. We also have foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $9.6 million in the United Kingdom, $11.4 million in Belgium, $667,000 in Ireland, and $289,000 in Hong Kong. The potential impacts of such provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are presented below (in thousands).

	2020	2019
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$168,786	$143,126
Foreign net operating loss carryforwards	5,302	4,096
Research and development tax credits	14,314	16,364
Share-based compensation	4,846	4,774
Intangible Assets	39,477	38,710
Interest expense carryforward	7,114	3,893
Deferred Revenue	58,796	47,456
Lease Liability	8,389	2,002
Other	4,768	3,974
Total deferred tax assets	311,792	264,395
Less: valuation allowance	(303,747)	(262,228)
Net deferred tax assets	8,045	2,167
Foreign intangible assets	(1,052)	(1,009)
Right of use asset	(7,852)	(1,599)
Other	(192)	(165)
Deferred tax liabilities	(9,096)	(2,773)
Net deferred tax liability	$(1,051)	$(606)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $41.5 million and $7.9 million during the years ended December 31, 2020 and 2019, respectively.

Income tax benefit was nil for the years ended December 31, 2020, 2019 and 2018. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands).

	2020	2019	2018
Computed “expected” Federal tax benefit	$(38,706)	$(23,413)	$(34,029)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	41,519	7,913	24,233
(Decrease) increase due to uncertain tax positions	(764)	(64)	7
Foreign income inclusion	3,570	—	11,089
State and local income benefit, net of Federal income tax benefit	(4,675)	4,144	(11,708)
Equity based compensation	1,883	1,367	4,219
Foreign rate differential	629	(564)	956
Change in fair value contingent consideration	287	1,219	(280)
Other, net	(3,743)	9,398	5,513
Income tax benefit	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance, January 1	$4,292	$4,356	$4,349
Increase related to current year positions	88	122	—
Increase (decrease) related to previously recognized positions	(766)	(186)	7
Balance, December 31	$3,614	$4,292	$4,356

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(9) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Payroll	$7,643	$9,575
Professional fees	4,457	4,314
Contract manufacturing costs	6,274	8,768
Research services	4,649	6,675
Other	6,034	2,000
Total	$29,057	$31,332

(10) Equity

Effective June 19, 2019, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 240,000,000 to 400,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to both our Series C-1 Convertible Preferred Stock and our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $1.6 million or $51.54 per share, and $1.4 million, or $44.92 per share, at December 31, 2020 and 2019, respectively.

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

In May 2018, we entered into an At Market Issuance Sales Agreement (the “Previous Sales Agreement”) with B. Riley FBR, Inc. (“BRFBR”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, up to 20 million shares of our common stock through BRFBR as our sales agent. The issuance and sale of the shares under the Agreement are made pursuant to our 2017 Registration Statement. In December 2018, we filed a prospectus supplement with the

SEC in connection with the offer and sale of up to an additional 30 million shares from time to time pursuant to the Previous Sales Agreement.

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

During the year ended December 31, 2020, we received net proceeds of approximately $156.4 million from the sale of approximately 50.1 million shares of our common stock at an average price per share of approximately $3.17, in at-the-market offerings under both the New Sales Agreement and the Previous Sales Agreement.

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

In June 2020, in connection with the Betta License Agreement, we entered into a stock purchase agreement with Betta and Betta HK, pursuant to which we agreed to sell to Betta HK approximately 5.0 million shares of our common stock for an aggregate purchase price of approximately $20.0 million, or $4.03 per share. The closing under the stock purchase agreement occurred in July 2020. Betta HK owned approximately 2.8% of the outstanding shares of our common stock after such purchase. Under the stock purchase agreement, Betta HK has agreed not to dispose of any of the shares for a period of 12 months and to vote the shares in accordance with the recommendations of our board of directors for a period of 12 months. We have agreed to register the shares for resale under the Securities Act of 1933, as amended.

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

In the year ended December 31, 2019, holders of shares of Series C-1 Preferred Stock converted a portion of such shares into 6.0 million shares of our common stock. As of December 31, 2020, 12,459 shares of Series C-1 Convertible Preferred Stock remained outstanding.

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

On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, our 2009 Equity Incentive Plan (the “2009 EIP”). The 2009 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, for up to 29.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events). As of December 31, 2020, no shares remain available for issuance under the 2009 EIP.

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

In the second quarter of 2019, our Board of Directors adopted, and on June 16, 2020, our stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program designed to comply with Section 423 of the Code. There are 500,000 shares reserved for issuance under the 2019 ESPP.

Our Directors’ Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. There are 575,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2020, 72,081 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 475,192 units, each representing a share of our common stock at a weighted average common stock price of $4.38, had been credited to participants’ stock accounts as of December 31, 2020. The compensation charges for this plan were immaterial for all periods presented.

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

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2020	2019	2018
Expected volatility	66%	64%	64%
Expected term in years	6	5	6
Risk-free interest rate	0.8%	1.8%	2.8%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	27,164,147	$3.67
Granted	7,330,377	3.82
Exercised	(1,161,757)	3.05
Forfeited	(2,974,728)	3.30
Expired	(1,441,638)	4.52
Outstanding at December 31, 2020	28,916,401	3.70	7.47	$7,088,129
Vested or expected to vest at December 31, 2020	28,916,401	3.70	7.47	$7,088,129
Exercisable at December 31, 2020	14,997,220	$3.98	6.13	$3,232,022

The weighted average grant-date fair values of options granted during the years ended December 31, 2020, 2019, and 2018, was $2.04, $1.77, and $1.23, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2020 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018, determined on the dates of exercise, was $1.2 million, $385,000, and $399,000, respectively.

During 2020, 2019, and 2018, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated March 2, 2018, August 6, 2018, December 31, 2018 and December 24, 2019. In March 2018, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained to increase the shares available under our 2009 EIP. This approval was obtained in June 2018. Accordingly, these awards have a grant date of June 2018, with an exercise price as of the date the Board of Director's approved the awards in March 2018. In August 2018, our Board of Directors approved certain awards. However, the awards were not communicated until October 2018. Accordingly, these awards have a grant date of October 2018 with an exercise price as of the date the Board of Director's approved the awards in August 2018. In December 2018, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for our 2019 EIP. This approval was obtained in June 2019. Accordingly, these awards have a grant date of June 2019, with an exercise price as of the date the Board of Director's approved the awards in December 2018. In December 2019, our Board of Directors approved certain awards. However, the awards were not communicated until February 2020. Accordingly, these awards have a grant date of February 2020 with an exercise price as of the date the Board of Director's approved the awards in December 2019.

As of December 31, 2020, there was $22.3 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors for which, if all milestones are achieved, will be recognized over a weighted average period of 2.2 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2020 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,207,943	$2.85
Granted	179,816	3.60
Vested	(165,632)	2.75
Forfeited	(1,335,311)	3.43
Outstanding at December 31, 2020	886,816	$2.14

As of December 31, 2020, there was $0.8 million of unrecognized share-based compensation expense related to these non-vested shares for which, if all milestones are achieved, will be recognized over a period of 1.7 years. The total intrinsic value of shares vested during the years ended December 31, 2020, 2019, and 2018, was $621,000, $357,000, and $242,000, respectively.

Cash received from option exercises and purchases under our 2009 ESPP for the years ended December 31, 2020, 2019, and 2018, was $4.5 million, $1.6 million, and $1.2 million, respectively. We issue new shares upon option exercises, purchases under our 2009 ESPP and 2019 ESPP, vesting of non-vested stock and under the Directors’ Deferred Compensation Plan. During the years ended December 31, 2020, 2019, and 2018, 236,855 shares, 84,703 shares, and 140,313 shares, were issued under 2009 ESPP and 2019 ESPP, respectively. During the years ended December 31, 2020, 2019, and 2018, 165,632 shares, 129,675 shares, and 53,050 shares, respectively, were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the years ended December 31, 2020, 2019, and 2018, was as follows (in thousands).

	Year Ended
	2020	2019	2018
Research and development	$3,758	$3,873	$3,498
General and administrative	6,363	6,019	4,127
Total share-based compensation expense	$10,121	$9,892	$7,625

(13) License, Research, and Other Agreements

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

In connection with the December 2015 acquisition of PhosImmune, we obtained exclusive rights to a portfolio of patent applications and one issued patent relating to phosphopeptide tumor targets (PTTs) under a patent license agreement with the University of Virginia (“UVA”). The UVA license gives us exclusive rights to develop and commercialize the PTT technology and an exclusive option to license any further PTT technology arising from ongoing research at UVA until December 2018. Under the license agreement, we will pay low to mid-single digit running royalties on net sales of PTT products, and a modest flat percentage of sublicensing income. In addition, we may be obligated to make milestone payments of up to $2.7 million for each indication of a licensed PTT product to complete clinical trials and achieve certain sales thresholds. If we fail to meet certain diligence milestones, we may also be required to pay penalties in excess of $150,000. The term of the UVA license agreement ends when the last of the licensed patents expires or becomes no longer valid. As of March 2021, the last granted patent that is licensed to us by UVA will expire in late 2033, and there are currently pending patent applications that, if granted, will not expire until mid-2037. The UVA license agreement may be terminated as follows: (i) by UVA in connection with our bankruptcy or cessation of business relating to the licensed technology, (ii) by UVA if we commit a material, uncured breach or (iii) by us for our convenience on 180 days written notice.

We have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $385.5 million over the term of the studies. For the years ended December 31, 2020, 2019, and 2018, $64.7 million, $87.7 million, and $41.5 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2020, we have expensed $318.7 million as research and development expenses and $308.1 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

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

License Agreement

Pursuant to the terms of a license agreement between the parties (the “License Agreement”), we granted Gilead an exclusive, worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize our preclinical bispecific antibody, AGEN1423 (now GS-1423), in all fields of use. On November 6, 2020, we received notice from Gilead that it is returning GS-1423 back to us and voluntarily terminating the License Agreement, effective as of February 4, 2021. The Option and License Agreements and the Stock Purchase Agreement (described below) remain in full force and effect. Pursuant to the License Agreement, Gilead was responsible for all of the development, manufacturing and commercialization costs for any products that Gilead may have developed under the License Agreement. In addition, Gilead also received the right of first negotiation for two of our undisclosed antibody programs. The License Agreement would have continued until all of Gilead’s applicable payment obligations under the License Agreement had been performed or had expired, or the agreement was earlier terminated. Under the terms of the License Agreement, each party had the right to terminate the agreement for material breach by, or insolvency of, the other party. Gilead may have also terminated the License Agreement in its entirety, or on a product-by-product or country-by-country basis, for convenience upon ninety (90) days’ notice (which it exercised in November 2020). Pursuant to the terms of the License Agreement, we were eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances as described in the License Agreement. We filed an investigational new drug (“IND”) application for AGEN1423 (now GS-1423) in February 2019, and the IND was accepted by the FDA in March 2019.

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

For the year ended December 31, 2020, we recognized $12.3 million of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end. For the year ended December 31, 2019, we recognized $86.1 million of research and development revenue related to the Gilead Collaboration Agreements. This amount included $20.6 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $17.0 million and $27.1 million in 2021 and 2022, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020.

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

We also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”). Refer to Note 10 – Equity for additional detail.

We identified the following performance obligations under the Betta License Agreement: (1) the license of balstilimab and zalifrelimab and (2) our obligation to complete manufacturing technology transfer activities to Betta (the “Technology Transfer”) for balistilimab and zalifrelimab.

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

For the year ended December 31, 2020, we recognized $13.9 million of research and development revenue related to the Betta License Agreement.

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

For the year ended December 31, 2020, we recognized approximately $63,000 of research and development revenue related to the UroGen License Agreement. For the year ended December 31, 2019, we recognized $10.0 million of research and development revenue related to the UroGen License Agreement.

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

For the year ended December 31, 2020, we recognized $46.5 million in non-cash royalty revenue. For the year ended December 31, 2019, we recognized $15.1 million in royalty sales milestone revenue and $30.4 million in non-cash royalty revenue. For the year ended December 31, 2018, we recognized $17.3 million in non-cash royalty revenue.

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

Merck Collaboration and License Agreement

During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck is responsible for the clinical development and commercialization of antibodies generated under the collaboration. There are no unsatisfied performance obligations relating to this contract. Pursuant to the XOMA Royalty Purchase Agreement (see Note 18), we sold to XOMA 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Merck, and we remain eligible to receive from Merck approximately $76.5 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as 67% of all future royalties on worldwide product sales.

For the year ended December 31, 2020, we recognized $9.0 million in research and development revenue and $1.0 million in non-cash milestone revenue related to the achievement of a milestone. For the year ended December 31, 2019, no revenue was recognized. For each of the year ended December 31, 2018, we recognized $4.0 million in research and development revenue related to the achievement of a milestone.

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

Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we were entitled to receive from Incyte, excluding the $5.0 million milestone that we recognized in the three months ended September 30, 2018. As of December 31, 2020, we remain eligible to receive up to $450.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration, as well as 67% of all future royalties on worldwide product sales.

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

Collaboration Revenue

For the year ended December 31, 2020, we recognized approximately $0.7 million of research and development revenue for research and development services provided. For the year ended December 31, 2019, we recognized approximately $3.7 million of research and development revenue. This amount included $2.0 million of the transaction price for the Incyte Collaboration Agreement recognized based on proportional performance and $1.7 million for research and development services. For the year ended December 31, 2018, we recognized approximately $15.5 million of research and development revenue. This amount included $1.3 million of the transaction price for the Incyte Collaboration Agreement recognized based on proportional performance, $10.0 million for the achievement of milestones and $4.2 million for research and development services.

The cumulative impact of the adoption of ASC 606 for the Incyte Collaboration Agreement as of January 1, 2018 was a decrease to stockholders' deficit of approximately $6.4 million and a corresponding decrease in deferred revenue of $6.4 million.

Disaggregation of Revenue

The following table presents revenue (in thousands) for years ended December 31, 2020, 2019 and 2018, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Year ended December 31, 2020
	United States	Rest of World	Total
Revenue Type
Research and development services	$754	$—	$754
License fees and milestones	22,857	—	22,857
Other services	—	4,619	4,619
Recognition of deferred research and development revenue	12,304	—	12,304
Recognition of deferred grant revenue	91	—	91
Non-cash royalties and milestones	47,545	—	47,545
	$83,551	$4,619	$88,170

	Year ended December 31, 2019
Revenue Type
Research and development services	$1,707	$—	$1,707
License fees	75,500	—	75,500
Royalty sales milestone	15,100	—	15,100
Manufacturing services	3,337	—	3,337
Recognition of deferred research and development revenue	22,638	—	22,638
Recognition of deferred grant revenue	652	690	1,342
Non-cash royalties	30,424	—	30,424
	$149,358	$690	$150,048

	Year ended December 31, 2018
Revenue Type
Research and development services	$4,150	$—	$4,150
License and collaboration milestones	10,000	4,000	14,000
Recognition of deferred research and development revenue	1,325	—	1,325
Non-cash royalties	17,309	—	17,309
	$32,784	$4,000	$36,784

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Year ended December 31, 2020	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$56,414	$1,400	$(12,530)	$45,284

The change in contract liabilities is primarily related to the recognition of $12.3 million of revenue related to the Gilead Collaboration Agreements and the addition of $1.1 million of deferred revenue from the Betta License Agreement during the year ended December 31, 2020. Deferred revenue related to the Gilead Collaboration Agreements of $44.1 million as of December 31, 2020, which was comprised of the $142.5 million initial transaction price, less $98.4 million of research and development revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.2 million receivable as of December 31, 2020 for research and development and other services provided.

In the year ended December 31, 2020, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

(15) Related Party Transactions

Our Audit and Finance Committee approved a charitable contribution to the Children of Armenia Fund (“COAF”) of up to $125,000 for 2020. Dr. Garo H. Armen, our CEO, is the founder and chairman of COAF. The 2020 charitable contribution was comprised of a cash component and a non-cash component. The cash component was $59,000, which we paid in quarterly installments. The non-cash component was $50,000, which was the estimated value of a portion of office space made available to COAF employees.

We also consider our transactions with Incyte and Gilead, as disclosed in Note 14, to be related party transactions.

(16) Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, facilities in Berkeley, California, for manufacturing and corporate offices, a facility in Emeryville, California for the development of a cGMP manufacturing facility and a facility in Cambridge, United Kingdom for research and development and corporate offices. We have subleased a small portion of the space in our main Lexington facility for part of the associated head lease. These agreements expire at various times between 2022 and 2036, with options to extend certain of the leases.

We also have a finance lease agreement for transportation equipment that expires in 2022.

The components of lease cost recorded in our condensed consolidated statement of operations were as follows (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	$4,698	$2,551
Finance lease cost	375	221
Variable lease cost	1,887	1,414
Sublease income	(578)	(561)
Net lease cost	$6,382	$3,625

Variable lease cost for the years ended December 31, 2020 and 2019, primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the years ended December 31, 2020 and 2019 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2020 and 2019 was approximately $1.6 million and $1.4 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the year ended December 31, 2020 was approximately $1.8 million.

The following table presents supplemental balance sheet information related to our leases as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$33,480	$7,364
Total operating lease right-of-use assets	33,480	7,364

Current portion, operating lease liabilities	1,950	1,347
Operating lease liabilities, net of current portion	34,065	8,020
Total operating lease liabilities	36,015	9,367

Finance Leases
Property, plant and equipment, net	2,231	796
Total finance lease right-of-use assets	2,231	796

Other current liabilities	746	148
Other long-term liabilities	66	—
Total finance lease liabilities	$812	$148

Maturities of our operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Year	Operating Leases	Finance leases	Expected sublease receipts	Net future lease commitments
2021	$(14,813)	$804	$(595)	$(14,604)
2022	5,007	67	(613)	4,461
2023	9,486	—	—	9,486
2024	8,279	—	—	8,279
2025	8,473	—	—	8,473
Thereafter	85,638	—	—	85,638
Total	$102,070	$871	$(1,208)	$101,733
Less imputed interest	(66,055)	(59)
Present value of lease liabilities	$36,015	$812

In the above table, expected operating lease payments for the years ending December 31, 2021 and 2022, include $19.2 million and $2.1 million, respectively in lease incentives expected to be received from the lessor of our Emeryville, CA facility related to the construction of tenant improvements.

The weighted-average remaining lease terms and discount rates related to our operating leases were as follows:

	December 31, 2020
	Operating	Finance
Weighted average remaining lease term (in years)	11.9	1.1
Weighted average discount rate	12.0%	12.3%

(17) Debt

Debt obligations consisted of the following as of December 31, 2020 and 2019 (in thousands):

Debt instrument	Balance at December 31, 2020
Current Portion:
Debentures	$146
Other	687
Long-term Portion:
2015 Subordinated Notes	12,682
Other	6,197
Total	$19,712

As of December 31, 2020, the principal amount of our outstanding debt balance was $20.0 million.

Debt instrument	Principal at December 31, 2019	Unamortized Debt Discount	Balance at December 31, 2019
Current Portion:
Debentures	$146	$—	$146
2015 Subordinated Notes	$500	$—	$500
Long-term Portion:
2015 Subordinated Notes	13,500	(120)	13,380
Total	$14,146	$(120)	$14,026

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

The 2015 Subordinated Notes bear interest at a rate of 8% per annum, payable in cash on the first day of each month in arrears. Among other default and acceleration terms customary for indebtedness of this type, the 2015 Subordinated Notes include default provisions which allow for the noteholders to accelerate the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.5 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.5 million if such amount will not be covered by third-party insurance. The 2015 Subordinated Notes are not convertible into shares of our common stock and are set to mature on February 23, 2023, at which point we would be required to repay the full outstanding balance in cash. We may prepay the 2015 Subordinated Notes at any time, in part or in full, without premium or penalty.

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

The Amendment was accounted for as a debt extinguishment under the guidance of ASU 470: Debt. For the year ended December 31, 2020, we recorded a loss of approximately $2.7 million in other expense in our condensed consolidated statements of operations and comprehensive loss, which primarily represents the fair value of the new and extended warrants. The amended 2015 Subordinated Notes were recorded at fair value. In April 2020, we repaid $0.5 million of the outstanding amended 2015 Subordinated Notes and cancelled the related warrants.

Payroll Protection Program

In May 2020, we entered into promissory notes with Bank of America, NA for aggregate loan proceeds of approximately $6.2 million (collectively, the “Loan”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Though we have not yet finalized our forgiveness submission, we believe we used at least 60% of the Loan proceeds for covered payroll costs and no more than 40% of the Loan proceeds for rent and utilities in accordance with the relevant terms and conditions of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act. Each Loan has a two-year term and bears interest at a rate of 1.00% per annum.

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

As we have not yet finalized our forgiveness submission, we cannot yet determine if the Loan will be partially or fully forgiven. Therefore, we have classified the Loan proceeds as debt in our condensed consolidated balance sheet.

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

No non-cash interest expense related to the Notes was recorded for the years ended December 31, 2020 and 2019. We recorded $849,000 in non-cash interest expense related to the Notes for the year ended, December 31, 2018, within our consolidated statement of operations and comprehensive loss.

Other

At December 31, 2020, approximately $146,000 of debentures we assumed in our merger with Aquila Biopharmaceuticals are outstanding. These debentures carry interest at 7% and are callable by the holders. Accordingly, they are classified as short-term debt.

(18) Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the year ended December 31, 2020 and for the period from the inception of the royalty transactions to December 31, 2020 (in thousands):

	Year ended December 31, 2020	Period from inception to December 31, 2020
Liability related to sale of future royalties and milestones - beginning balance	$221,845	$—
Proceeds from sale of future royalties and milestones	—	205,000
Non-cash royalty and milestone revenue	(47,545)	(95,279)
Non-cash interest expense recognized	59,741	124,320
Liability related to sale of future royalties and milestones - ending balance	234,041	234,041
Less: unamortized transaction costs	(416)	(416)
Liability related to sale of future royalties and milestones, net	$233,625	$233,625

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

In the years ended December 31, 2020, 2019 and 2018, we recognized $46.5 million, $30.4 million and $17.3 million, respectively, of non-cash royalty revenue and we recorded $59.7, $41.5 million and $23.1 million, respectively, of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. Since the inception of the HCR Royalty Purchase Agreement our estimate of the effective annual interest rate over the life of the agreement increased to 28.2%, which results in a retrospective interest rate of 23.4%.

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

Pursuant to the HCR Royalty Purchase Agreement, we were also entitled to receive up to $40.4 million in milestone payments from HCR (through the royalty payments from GSK) based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.3 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. In the fourth quarter of 2019, the $15.1 million milestone was achieved, as sales for the year ended December 31, 2019 exceeded $2.0 billion. As such, we recognized $15.1 million in royalty sales milestone revenue in the year ended December 31, 2019. We remain eligible to receive the $25.3 million milestone.

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

In the fourth quarter of 2020, we achieved a $10.0 million milestone under the Merck agreement. As such, we recorded $1.0 million in non-cash milestone revenue related to the XOMA Royalty Purchase Agreement for the year ended December 31, 2020 and reduced the XOMA liability by $1.0 million.

(19) Fair Value Measurements

We measure our contingent purchase price consideration at fair value. The fair values of our Agenus Switzerland, PhosImmune and other contingent purchase price consideration, $8.3 million, $1.6 million and $0.3 million respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price, as well as other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), as of December 31, 2020, are shown in the table below.

	December 31, 2020	December 31, 2019
Period of time to achieve milestones (in years)	1.3	1.7
Credit spread	5.5%	16.4%

Liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	10,208	—	—	10,208
Total	$10,208	$—	$—	$10,208

Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	8,843	—	—	8,843
Total	$8,843	$—	$—	$8,843

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2020 (amounts in thousands):

Balance, December 31, 2019	$8,843
Change in fair value of contingent purchase price consideration during the period	1,221
Addition of contingent purchase price consideration related to business acquisition	144
Balance, December 31, 2020	$10,208

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

The fair value of our outstanding debt balance at December 31, 2020 and 2019 was $19.9 million and $14.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2020 and 2019 was $20.0 million and $14.1, respectively.

(20) Contingencies

We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(21) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2020, 2019, and 2018 we made discretionary contributions to the Plans of $1.1 million, $922,000, and $617,000, respectively. For the years ended December 31, 2020, 2019, and 2018, we expensed $1.1 million, $922,000, and $617,000, respectively, related to the discretionary contribution to the Plans.

(22) Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2020, 2019 and 2018 and our long-lived assets as of December 31, 2020 and 2019 (in thousands):

	2020	2019	2018
Revenue:
United States	$83,551	$149,358	$32,784
Rest of world	4,619	690	4,000
	$88,170	$150,048	$36,784

In the table above, revenue by geographic region is allocated based on the domicile of our respective business operations.

	2020	2019
Long-lived Assets:
United States	$27,611	$23,822
Rest of world	3,302	3,921
Total	$30,913	$27,743

In the table above, long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(23) Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020
Revenue	$15,128	$26,945	$14,832	$31,265
Net income (loss)	(45,271)	(48,244)	(51,646)	(37,730)
Net income (loss) attributable to Agenus Inc. common shareholders	(44,726)	(47,532)	(51,205)	(37,660)
Per common share, basic and diluted:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	(0.31)	(0.28)	(0.28)	(0.20)
2019
Revenue	$79,891	$15,715	$19,940	$34,502
Net income (loss)	17,435	(51,867)	(46,277)	(30,851)
Net income (loss) attributable to Agenus Inc. common shareholders	18,454	(50,686)	(45,526)	(30,107)
Per common share, basic and diluted:
Basic net income (loss) attributable to Agenus Inc. common stockholders	0.14	(0.38)	(0.33)	(0.22)
Diluted net income (loss) attributable to Agenus Inc. common stockholders	0.12	(0.38)	(0.33)	(0.22)

Net loss attributable to common stockholders per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the full fiscal year.

(24) Subsequent Events

At the Market Offerings

During the period of January 1, 2021 through March 12, 2021, we sold approximately 9.1 million shares of our common stock under the New Sales Agreement for aggregate net proceeds of approximately $31.8 million.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 16, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

3.4

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

4.12	Description of Securities. Filed as Exhibit 4.12 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

Employment Agreements and Compensation Plans

10.1*	Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 16, 2016 and incorporated herein by reference.

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

10.2

Agenus Inc. Amended and Restated Directors' Deferred Compensation Plan.  Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2018 and incorporated herein by reference.

Exhibit No.	Description

10.2.1

Amendment to Agenus Amended and Restated Directors' Deferred Compensation Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 28, 2020 and incorporated herein by reference.

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

10.10.1*

Form of Incentive Stock Option Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.1 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

10.10.2*

Form of Non-Qualified Stock Option Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.2 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

10.10.3*

Form of Restricted Stock Unit Award Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.3 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

Exhibit No.	Description

10.11

Consulting Agreement dated January 1, 2020 between Agenus Inc. and Brian Corvese. Filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2020 and incorporated herein by reference.

10.12

Executive Employment Agreement dated November 6, 2020, by and between Agenus Inc. and Evan Kearns. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2020 and incorporated herein by reference.

License and Collaboration Agreements

10.13(1)

License Agreement by and between Agenus Inc. and GlaxoSmithKline Biologicals SA dated July 6, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2006 and incorporated herein by reference.

10.14(1)

Amended and Restated Manufacturing Technology Transfer and Supply Agreement by and between Agenus Inc. and GlaxoSmithKline Biologicals SA dated January 19, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2009 and incorporated herein by reference.

10.15(1)

First Right to Negotiate and Amendment Agreement between Agenus Inc., Antigenics LLC and GlaxoSmithKline Biologicals SA, dated March 2, 2012.  Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2012 and incorporated herein by reference.

10.16(1)

License Agreement dated as of December 5, 2014 by and between 4-Antibody AG, a limited liability company organized under the laws of Switzerland (and wholly-owned subsidiary of Agenus Inc.) and Ludwig Institute for Cancer Research Ltd. Filed as Exhibit 10.21 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2014 and incorporated herein by reference.

10.17.1(1)

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

10.17.2(1)

First Amendment to License, Development and Commercialization Agreement dated as of February 14, 2017 by and among Agenus Inc., Agenus Switzerland Inc. (f/k/a 4-Antibody AG) and Incyte Europe Sarl. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2017 and incorporated herein by reference.

10.18(1)

License Agreement dated March 19, 2013, as amended, by and between the University of Virginia Patent Foundation d/b/a University of Virginia Licensing and Ventures Group and Agenus Inc. (as successor by merger to PhosImmune Inc.). Filed as Exhibit 10.24 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2015 and incorporated herein by reference.

10.19(1)

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

10.20(1)

Development and Manufacturing Services Agreement dated April 14, 2017 by and between Agenus Inc. and CMC ICOS Biologics, Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2017 and incorporated herein by reference.

10.21(1)

License Agreement dated December 20, 2018, by and between Agenus Inc. and Gilead Sciences, Inc. Filed as Exhibit 10.25 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2018 and incorporated herein by reference.

10.22(1)

Option and License Agreement (AGEN1223) dated December 20, 2018, by and between Agenus Inc. and Gilead Sciences, Inc. Filed as Exhibit 10.26 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2018 and incorporated herein by reference.

10.23(1)

Option and License Agreement (AGEN2373) dated December 20, 2018, by and between Agenus Inc. and Gilead Sciences, Inc. Filed as Exhibit 10.27 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2018 and incorporated herein by reference.

Exhibit No.	Description

10.24(1)

License and Collaboration Agreement, dated as of June 20, 2020, by and between Agenus Inc. and Betta Pharmaceuticals Co., Ltd. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2020 and incorporated herein by reference.

Real Estate Leases

10.25

Lease of Premises at 3 Forbes Road, Lexington, Massachusetts dated as of December 6, 2002 from BHX, LLC, as Trustee of 3 Forbes Realty Trust, to Agenus Inc. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 8, 2003 and incorporated herein by reference.

10.25.1

First Amendment of Lease dated as of August 15, 2003 from BHX, LLC, as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2004 and incorporated herein by reference.

10.25.2

Second Amendment of Lease dated as of March 7, 2007 from BHX, LLC as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2007 and incorporated herein by reference.

10.25.3

Third Amendment to Lease dated April 23, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2008 and incorporated herein by reference.

10.25.4

Fourth Amendment to Lease dated September 30, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.25.5

Fifth Amendment to Lease dated April 11, 2011 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2011 and incorporated herein by reference.

10.26

Office Lease by and between Bay Center Investor LLC and Agenus Inc. dated November 25, 2020. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on November 25, 2020 and incorporated herein by reference.

Sales Agreement

10.27

Sales Agreement dated May 11, 2018 by and between Agenus Inc. and B. Riley FBR, Inc. Filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Company on May 11, 2018 and incorporated by reference.

10.28

At Market Issuance Sales Agreement dated July 22, 2020 by and between Agenus Inc. and B. Riley FBR, Inc. Filed as Exhibit 1.2 to our Registration Statement on Form S-3ASR (File No. 333-240006) on July 22, 2020 and incorporated herein by reference.

21.1	Subsidiaries of Agenus Inc. Filed herewith.

23.1	Consent of KPMG LLP, independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.
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

Dated: March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 16, 2021
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 16, 2021
Christine M. Klaskin	(Principal Financial and Accounting Officer)

/S/ PAUL CLARK	Director	March 16, 2021
Paul Clark

/S/ BRIAN CORVESE	Director	March 16, 2021
Brian Corvese

/S/ SUSAN HIRSCH	Director	March 16, 2021
Susan Hirsch

/S/ ALLISON JEYNES-ELLIS	Director	March 16, 2021
Allison Jeynes-Ellis

/S/ WADIH JORDAN	Director	March 16, 2021
Wadih Jordan

/S/ ULF WIINBERG	Director	March 16, 2021
Ulf Wiinberg

/S/ TIMOTHY R. WRIGHT	Director	March 16, 2021
Timothy R. Wright