Form 10-Q
period 2021-03-31
AGENUS INC
filed 2021-05-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 4, 2021: 222,441,009 shares

Agenus Inc.

Three Months Ended March 31, 2021

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4.	Controls and Procedures	22

PART II
ITEM 1A.	Risk Factors	23
ITEM 6.	Exhibits	78
	Signatures	79

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$119,366	$99,871
Accounts receivable	2,173	1,157
Prepaid expenses	10,678	10,746
Other current assets	3,446	2,009
Total current assets	135,663	113,783
Property, plant and equipment, net of accumulated amortization and depreciation of $48,354 and $47,201 at March 31, 2021 and December 31, 2020, respectively	27,149	26,790
Operating lease right-of-use assets	33,585	33,480
Goodwill	24,334	25,452
Acquired intangible assets, net of accumulated amortization of $12,176 and $11,841 at March 31, 2021 and December 31, 2020, respectively	9,994	10,886
Other long-term assets	4,190	4,123
Total assets	$234,915	$214,514
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$1,463	$833
Current portion, liability related to sale of future royalties and milestones	55,286	57,362
Current portion, deferred revenue	22,826	17,186
Current portion, operating lease liabilities	2,058	1,950
Accounts payable	19,477	17,015
Accrued liabilities	31,048	29,057
Other current liabilities	6,216	6,481
Total current liabilities	138,374	129,884
Long-term debt, net of current portion	18,913	18,879
Liability related to sale of future royalties and milestones, net of current portion	185,432	176,263
Deferred revenue, net of current portion	21,555	28,282
Operating lease liabilities, net of current portion	35,187	34,065
Contingent purchase price considerations	9,164	10,208
Other long-term liabilities	1,643	1,514
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 10,459 and 12,459 shares designated, issued, and outstanding at March 31, 2021 and December 31, 2020, respectively	22,596	26,917
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2021 and December 31, 2020; liquidation value of $33,302 at March 31, 2021	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 217,861,586 and 196,090,980 shares issued at March 31, 2021 and December 31, 2020, respectively	2,179	1,961
Additional paid-in capital	1,328,747	1,257,502
Accumulated other comprehensive income (loss)	(1,002)	2,772
Accumulated deficit	(1,519,584)	(1,465,907)
Total stockholders’ deficit attributable to Agenus Inc.	(189,660)	(203,672)
Non-controlling interest	(8,289)	(7,826)
Total stockholders’ deficit	(197,949)	(211,498)
Total liabilities, convertible preferred stock and stockholders’ deficit	$234,915	$214,514

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Research and development	$1,571	$1,928
Service revenue	1,629	—
Other revenue	35	44
Non-cash royalty revenue related to the sale of future royalties	8,484	13,156
Total revenues	11,719	15,128
Operating expenses:
Cost of service revenue	(1,105)	—
Research and development	(36,677)	(36,363)
General and administrative	(16,352)	(10,613)
Contingent purchase price consideration fair value adjustment	1,044	4,384
Operating loss	(41,371)	(27,464)
Other income (expense):
Loss on modification of debt	—	(2,720)
Non-operating income (expense)	2,858	(1,052)
Interest expense, net	(15,890)	(14,035)
Net loss	(54,403)	(45,271)
Dividends on Series A-1 convertible preferred stock	(53)	(52)
Less: net loss attributable to non-controlling interest	(726)	(597)
Net loss attributable to Agenus Inc. common stockholders	$(53,730)	$(44,726)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.27)	$(0.31)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	200,331	145,061

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,774)	$1,227
Other comprehensive income (loss)	(3,774)	1,227
Comprehensive loss	$(57,504)	$(43,499)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	$2,772	$(7,826)	$(1,465,907)	$(211,498)
Net loss	—	—	—	—	—		—	—	(726)	(53,677)	(54,403)
Other comprehensive income	—	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Share-based compensation	—	—	—	—	—	—	3,669	—	263	—	3,932
Shares sold at the market	—	—	—	—	18,950	190	60,669	—	—	—	60,859
Payment of CEO payroll in shares	—	—	—	—	19	—	68	—	—	—	68
Issuance of shares for services	—	—	—	—	5	—	20	—	—	—	20
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	4,321
Exercise of stock options and employee share purchases	—	—	—	—	796	8	2,518	—	—	—	2,526
Balance at March 31, 2021	10	$22,596	32	$0	217,863	$2,179	$1,328,747	$(1,002)	$(8,289)	$(1,519,584)	$(197,949)

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

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,403)	$(45,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,729	1,700
Share-based compensation	4,001	2,397
Non-cash royalty revenue	(8,484)	(13,156)
Non-cash interest expense	15,611	13,844
Change in fair value of contingent obligations	(1,044)	(4,384)
Loss on modification of debt	—	2,720
Changes in operating assets and liabilities:
Accounts receivable	(1,039)	13,649
Prepaid expenses	53	465
Accounts payable	1,646	1,190
Deferred revenue	(1,087)	(1,875)
Accrued liabilities and other current liabilities	2,255	(8,471)
Other operating assets and liabilities	(1,982)	2,687
Net cash used in operating activities	(42,744)	(34,505)
Cash flows from investing activities:
Purchases of plant and equipment	(196)	(644)
Net cash used in investing activities	(196)	(644)
Cash flows from financing activities:
Net proceeds from sale of equity	60,859	65,123
Proceeds from employee stock purchases and option exercises	2,526	2,204
Repayments of debt	(232)	(500)
Payment of finance lease obligation	(191)	(1,214)
Net cash provided by financing activities	62,962	65,613
Effect of exchange rate changes on cash	(492)	12
Net increase in cash, cash equivalents and restricted cash	19,530	30,476
Cash, cash equivalents and restricted cash, beginning of period	102,505	61,808
Cash, cash equivalents and restricted cash, end of period	$122,035	$92,284
Supplemental cash flow information:
Cash paid for interest	$278	$204
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	991	246
Issuance of common stock, $0.01 par value, in connection with payment for services	20	12
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	4,321	—
Insurance financing agreement	987	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	1,116	7,467
Lease right-of-use assets obtained in exchange for new finance lease liabilities	156	2,434

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Our cash and cash equivalents at March 31, 2021 were $119.4 million, an increase of $19.5 million from December 31, 2020.

          We have incurred losses since our inception. As of March 31, 2021, we had an accumulated deficit of $1.5 billion.

During the past five years, we have successfully financed our operations through corporate partnerships, advance royalty sales and the sale of equity. Based on our current plans and projections, we believe that our cash resources of $119.4 million as of March 31, 2021, plus additional funding we anticipate from corporate events, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2022. We are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond 2022. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2021 and 2020, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Warrants	1,950	2,025
Stock options	29,960	27,707
Non-vested shares	1,142	888
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	10,459	12,459

Note C - Investments

Cash equivalents consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$94,928	$94,928	$64,256	$64,256
U.S. Treasury Bills	10,003	10,003	20,000	20,000
Total	$104,931	$104,931	$84,256	$84,256

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2021 and 2020.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2021 (in thousands):

Balance, December 31, 2020	$25,452
Foreign currency translation adjustment	(1,118)
Balance, March 31, 2021	$24,334

Acquired intangible assets consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,698	$(10,438)	$6,260
Trademarks	4-4.5 years	1,245	(945)	300
Other	2-7 years	2,232	(793)	1,439
In-process research and development	Indefinite	1,995	—	1,995
Total		$22,170	$(12,176)	$9,994

	As of December 31, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$17,013	$(10,112)	$6,901
Trademarks	4-4.5 years	1,310	(980)	330
Other	2-6 years	2,272	(749)	1,523
In-process research and development	Indefinite	2,132	—	2,132
Total		$22,727	$(11,841)	$10,886

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.6 million for the remainder of 2021, $2.2 million for the year ending December 31, 2022, $1.7 million for the year ending December 31, 2023 and $0.6 million for the each of the years ending December 31, 2024 and 2025.

Note E - Debt

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

Debt instrument	Balance at March 31, 2021
Current Portion:
Debentures	$146
Other	1,317
Long-term Portion:
2015 Subordinated Notes	12,716
Other	6,197
Total	$20,376

Debt instrument	Balance at December 31, 2020
Current Portion:
Debentures	$146
Other	687
Long-term Portion:
2015 Subordinated Notes	12,682
Other	6,197
Total	$19,712

As of March 31, 2021 and December 31, 2020, the principal amount of our outstanding debt balance was $20.7 million and $20.0 million, respectively.

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

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2021 (in thousands):

Period from December 31, 2020 to March 31, 2021
Liability related to sale of future royalties and milestones - beginning balance	$234,041
Non-cash royalty revenue	(8,484)
Non-cash interest expense recognized	15,562
Liability related to sale of future royalties and milestones - ending balance	241,119
Less: unamortized transaction costs	(401)
Liability related to sale of future royalties and milestones, net	$240,718

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

During the three months ended March 31, 2021, we recognized $8.5 million of non-cash royalty revenue, and we recorded $15.6 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the three months ended March 31, 2021, our estimate of the effective annual interest rate over the life of the agreement increased to 28.3%, which results in a retrospective interest rate of 23.6%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Payroll	$10,966	$7,643
Professional fees	5,205	4,457
Contract manufacturing costs	5,669	6,274
Research services	4,348	4,649
Other	4,860	6,034
Total	$31,048	$29,057

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $9.2 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price, as well as other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), are shown in the table below.

	March 31, 2021	December 31, 2020
Period of time to achieve milestones (in years)	1.2	1.3
Credit spread	4.7%	5.5%

Liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$9,164	$—	$—	$9,164
Total	$9,164	$—	$—	$9,164

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$10,208	$—	$—	$10,208
Total	$10,208	$—	$—	$10,208

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2021 (in thousands):

Balance, December 31, 2020	$10,208
Change in fair value of contingent purchase price considerations during the period	(1,044)
Balance, March 31, 2021	$9,164

The fair value of our outstanding debt balance at March 31, 2021 and December 31, 2020 was $20.5 million and $19.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2021 and December 31, 2020 was $20.7 and $20.0 million, respectively.

Note I - Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019, we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. On November 6, 2020, we received notice from Gilead that it was returning GS-1423 to us and voluntarily terminating the applicable license agreement. The termination was effective as of February 4, 2021. The option and license agreements and the stock purchase agreement remain in full force and effect. We remain eligible to receive up to $1.1 billion in aggregate potential milestones.

Collaboration Revenue

For the three months ended March 31, 2021, we recognized $1.0 million of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of quarter end. For the three months ended March 31, 2020, we recognized $1.8 million of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

We expect to recognize deferred research and development revenue of $22.7 million and $20.4 million for the remainder of 2021 and 2022, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021.

Incyte Collaboration Agreement

For the three months ended March 31, 2021, we recognized approximately $0.5 million of research and development revenue for research and development services provided. For the three months ended March 31, 2020, we recognized approximately $0.1 million of research and development revenue for research and development services.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three months ended March 31, 2021 and 2020, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended March 31, 2021
	United States	Rest of World	Total
Revenue Type
Research and development services	$536	$—	$536
Other services	—	1,629	1,629
Recognition of deferred revenue	1,035	—	1,035
Recognition of deferred grant revenue	35	—	35
Non-cash royalty revenue	8,484	—	8,484
	$10,090	$1,629	$11,719

	Three months ended March 31, 2020
Revenue Type
Research and development services	$97	$—	$97
Recognition of deferred revenue	1,831	—	1,831
Recognition of deferred grant revenue	—	44	44
Non-cash royalty revenue	13,156	—	13,156
	$15,084	$44	$15,128

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2021	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract assets:
Unbilled receivables from collaboration partners	$-	$-	$-	$-
Contract liabilities:
Deferred revenue	$45,284	$-	$(1,053)	$44,231

The change in contract liabilities is primarily related to the recognition of $1.0 million of revenue related to the Gilead Collaboration Agreements during the three months ended March 31, 2021. Deferred revenue related to the Gilead Collaboration Agreements of $43.1 million as of March 31, 2021, which was comprised of the $142.5 million initial transaction price, less $99.4 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $2.2 million receivable as of March 31, 2021, for research and development and other services provided.

During the three months ended March 31, 2021, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the three months ended March 31, 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	28,966,901	$3.70
Granted	2,475,436	3.67
Exercised	(691,603)	3.24
Forfeited	(475,344)	3.10
Expired	(315,443)	4.53
Outstanding at March 31, 2021	29,959,947	$3.70	7.46	$3,093,793
Vested or expected to vest at March 31, 2021	29,959,947	$3.70	7.46	$3,093,793
Exercisable at March 31, 2021	15,021,351	$3.98	6.08	$1,350,486

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2021 and 2020 were $1.49 and $1.39, respectively.

As of March 31, 2021, there was approximately $25.6 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.3 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2021 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	886,816	$2.14
Granted	255,000	3.53
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2021	1,141,816	$2.45

As of March 31, 2021, there was approximately $1.5 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a period of 1.5 years.

During the three months ended March 31, 2021, 104,372 shares were issued under the 2019 Employee Stock Purchase Plan and 691,603 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$868	$1,203
General and administrative	3,064	1,194
Total share-based compensation expense	$3,932	$2,397

Note K – Restricted Cash

As of March 31, 2021, and December 31, 2020, we maintained non-current restricted cash of $2.7 million and $2.6 million, respectively. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets, and as of March 31, 2021, is comprised of letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$99,871	$119,366	$61,808	$92,284
Restricted cash	2,634	2,669	—	—
Cash, cash equivalents and restricted cash	$102,505	$122,035	$61,808	$92,284

Note L – Equity

At the Market Offerings

During the three months ended March 31, 2021, we received net proceeds of approximately $60.9 million from the sale of approximately 18.9 million shares of our common stock at an average price per share of approximately $3.31, in at-the-market offerings under our At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley”) dated July 22, 2020.

Series C-1 Preferred Stock Conversion

During the three months ended March 31, 2021, holders of shares of Series C-1 Preferred Stock converted a portion of such shares into 2.0 million shares of our common stock. As of March 31, 2021, 10,459 shares of Series C-1 Convertible Preferred Stock remained outstanding.

Note M - Recent Accounting Pronouncements

Recently Issued and Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 enhances and simplifies multiple aspects of the income tax accounting guidance in ASC 740. We adopted the standard on January 1, 2021. The adoption did not have a material impact on our consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2021 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note M – Subsequent Events

At the Market Offerings

During the period of April 1, 2021 through May 4, 2021, we received net proceeds of approximately $9.1 million from the sale of approximately 3.4 million shares of our common stock under the Sales Agreement.

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

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our anti-CTLA-4 and anti-PD-1 programs (zalifrelimab and balstilimab, respectively) are in late phase clinical trials designed to support BLA filings under the U.S. Food and Drug Administration (“FDA”) accelerated approval pathway. We announced interim data from these trials in February, March and September 2020. We initiated the rolling submission of our BLA for balstilimab monotherapy to treat 2nd line cervical cancer in September 2020. We completed this BLA filing in April 2021 and expect to solidify our strategy for the combination filing in the same indication after the monotherapy filing is accepted by the FDA. In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Greater China. Under the terms of the Betta License Agreement, we received $15.0 million upfront and are eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China. In connection with this transaction, we also entered into a stock purchase agreement with Betta and a wholly-owned subsidiary of Betta (“Betta HK”), pursuant to which we agreed to sell to Betta HK 4,962,779 shares of Agenus common stock for $4.03 per share, or an aggregate purchase price of approximately $20.0 million. The closing under the stock purchase agreement occurred in July 2020.

We have formed collaborations with companies such as Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of March 31, 2021, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

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

Our subsidiary AgenTus Therapeutics is focused on the development of unmodified invariant natural killer T cell (“iNKT”) cell therapies for the treatment of cancer and other life-threatening illnesses. In May 2020 and June 2020, the FDA accepted Investigational New Drug applications for AGENT-797, an allogeneic iNKT therapy, for the treatment of patients with hematological malignancies, including multiple myeloma and B cell lymphoma, and COVID-19-realted pneumonia, respectively. In November

2020, AgenTus dosed its first COVID-19 patient with AGENT-797, and trials for hematological malignancies commenced in April 2021. AgenTus licenses intellectual property assets from Agenus and has its own governance.

Historical Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Research and development revenue

 We recognized research and development revenue of approximately $1.6 million and $1.9 million during the three months ended March 31, 2021 and 2020, respectively. Research and development revenues in the first quarter of 2021 primarily consisted of $1.0 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $0.5 million of research service revenue earned under our Incyte Collaboration Agreement. Research and development revenues in the first quarter of 2020 primarily consisted of $1.8 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended March 31, 2021 and 2020, we recognized approximately $8.5 million and $13.2 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 1% to $36.7 million for the three months ended March 31, 2021 from $36.4 million for the three months ended March 31, 2020. Increased expenses in the three months ended March 31, 2021 primarily relate to a $0.8 million increase in expenses attributable to the activities of our subsidiaries. These increases were partially offset by a $0.5 million decrease in personnel related expenses, primarily due to reduced headcount and employee travel.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 54% to $16.4 million for the three months ended March 31, 2021 from $10.6 million for the three months ended March 31, 2020. Increased expenses in the three months ended March 31, 2021 primarily relate to a $2.7 million increase in personnel related expenses, primarily due to increased headcount, a $1.0 million increase in professional fees, primarily due to increased expenses related to commercial readiness activities, a $1.2 million increase in expenses attributable to the activities of our subsidiaries and a $0.8 million increase in other general and administrative expenses.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $4.0 million for the three months ended March 31, 2021, from expense of $1.1 million for the three months ended March 31, 2020 to income of $2.9 million for the three months ended March 31, 2021, primarily due to increased foreign currency exchange gains in the first quarter of 2021 compared to the first quarter of 2020.

Interest expense, net

Interest expense, net increased to approximately $15.9 million for the three months ended March 31, 2021 from $14.0 million for the three months ended March 31, 2020, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the three months ended March 31, 2021, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2021	2020	2019	2018	Prior to 2018	Total
Antibody programs*	Various	$29,589	$118,200	$126,400	$97,011	$256,288	$627,488
Heat shock proteins for cancer	Prophage and ASV	333	1,076	13,235	13,235	335,890	363,769
Vaccine adjuvant	QS-21 Stimulon	730	304	872	211	14,098	16,215
Cell therapies and other research and development programs	Various	6,025	23,037	27,832	14,143	78,342	149,379
Total research and development expenses		$36,677	$142,617	$168,339	$124,600	$684,618	$1,156,851

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.5 billion as of March 31, 2021. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the sale of equity. From our inception through March 31, 2021, we have raised aggregate net proceeds of approximately $1.5 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 18.9 million and 3.4 million shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2021 and the period of April 1, 2021 through May 4, 2021, respectively, and received aggregate net proceeds totaling $70.0 million. As of May 4, 2021, we had approximately 60.0 million shares that remained available for sale under the Sales Agreement.

As of March 31, 2021, we had debt outstanding of $20.7 million in principal. In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding. In May 2020, we received $6.2 million under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) which is classified as debt in our condensed consolidated balance sheet as we cannot yet determine if the amount will be partially or fully forgiven.

Our cash and cash equivalents at March 31, 2021 were $119.4 million, an increase of $19.5 million from December 31, 2020.

During the past five years, we have successfully financed our operations through corporate partnerships, advance royalty sales and the sale of equity. Based on our current plans and projections, we believe that our cash resources of $119.4 million as of March 31, 2021, plus additional funding we anticipate from corporate events, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2022. We are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond 2022. Until we are successful in our efforts for capital infusion through these transactions or other financing options, and because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $395.0 million over the term of the related activities. Through March 31, 2021, we have expensed $332.4 million as research and development expenses and $323.5 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $42.7 million and $34.5 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 0.3% of our cash used in operations for both the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formerly with operations in Belgium, Agenus Switzerland a company formerly with operations in Switzerland and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

We had cash and cash equivalents at March 31, 2021 of $119.4 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2020, 2019, and 2018, were $182.9 million, $111.6 million and $162.0 million, respectively. During the three months ended March 31, 2021, we generated a net loss of $54.4 million.  We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2021, we had $119.4 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of March 31, 2021, plus additional funding we anticipate from corporate events, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2022. We are presently in financing, partnership, and out licensing discussions which, if consummated, could extend our cash resources further into and beyond 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of March 31, 2021, we had cash and cash equivalents of $119.4 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since March 31, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

In February 2015, we issued the 2015 Subordinated Notes in the aggregate principal amount of $14.0 million, of which $13.0 million remains outstanding, with annual interest of 8%. The 2015 Subordinated Notes were previously due February 20, 2020, and in February 2020, we amended the 2015 Subordinated Notes to extend the maturity date to February 20, 2023. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.0 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.0 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

In May 2020, we issued promissory notes in the aggregate principal amount of approximately $6.2 million pursuant to the CARES Act (the “PPP Loan”). Under the current terms of the CARES Act, our PPP Loan is eligible for forgiveness if the proceeds are used for covered payroll costs, rent and utilities during the 8 to 24-week period immediately following receipt of the proceeds. Though we have not yet finalized our forgiveness submission, we believe we used the proceeds of the PPP Loan in accordance with the relevant terms and conditions of the CARES Act. However, the CARES Act regulations have been revised multiple times since they were initially published in March 2020. Our PPP Loan may not qualify for forgiveness under the final regulations of the CARES Act, and we may be required to repay the PPP Loan in full, with interest.

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

Our anti-PD-1 and anti-CTLA-4 programs (balstilimab and zalifrelimab, respectively) are in Phase 2 expansion trials with both balstilimab monotherapy and balstilimab/zalifrelimab combination trials for patients with second-line cervical cancer that are designed to support BLA filings under the FDA’s accelerated approval pathway. In April 2021, we completed submission of our first BLA, for balstilimab monotherapy.  A global, randomized, Phase 3 confirmatory clinical trial designed to support global registration of our balstilimab monotherapy is planned.  We expect to solidify our strategy for the balstilimab/zalifrelimab combination filing, pending further discussion with the FDA.  These timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. In order to file a BLA and seek accelerated approval, we must launch a confirmatory trial which will need to be well underway at the time of BLA approval. We have planned, but not yet initiated, the trial intended to satisfy this requirement, and there is no guarantee that the trial will be considered substantially underway at the time of BLA approval or that it will ultimately demonstrate the predicted clinical benefit of balstilimab. Furthermore, the COVID-19 pandemic could prevent us from initiating a confirmatory trial on our planned timeline. There is no guarantee that our BLA submissions will be approved, or, even if approved, that any accelerated approval will not be withdrawn or that we will be able to successfully commercialize these assets. If our anti-PD-1 and anti-CTLA-4 programs encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may be difficult to predict for immune modulating antibodies, including for the balstilimab/zalifrelimab combination.

Even if we are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors may limit the definition of the target treatment population to one smaller than that implied in the label granted by regulatory authorities, and could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any one of our products once approved, market acceptance and commercial success would be reduced.

In addition, if any of our products are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices (“cGMPs”) and good clinical practices (“GCPs”), for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates’ post-approval could have a material adverse effect on our business, financial condition and results of operations.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year, and most recently in November 2020, we reported positive interim data from our lead trials of balstilimab and zalifrelimab. In

April 2021, we also reported new clinical responses from a Phase 1/2 trial of AGEN1181. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that either balstilimab monotherapy or balstilimab/zalifrelimab combination therapy (or any of our earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for either of these programs could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Preclinical development is uncertain. Some of our antibody programs are in early stage development that may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, and which would have an adverse effect on our business.

Several of our proprietary antibody programs are currently in early stage development, and many of our antibody programs are pre-clinical. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit Investigational New Drug applications (“INDs”) or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

For example, in 2018 we presented early data on our balstilimab and zalifrelimab programs at major oncology conferences that demonstrated a clinical benefit (i.e., complete response, partial response or disease stabilization) in more than 60% of patients treated with balstilimab and zalifrelimab at that time. In September 2020, we reported interim data from our registrational trials of these same programs that showed overall response rates of approximately 14% with balstilimab monotherapy and approximately 22% with balstilimab/zalifrelimab combination therapy. Similarly, in April 2021, we provided updated data from our registrational trial of balstilimab as a monotherapy in our BLA submission, which showed an overall response rate of 15%. We may not be able to replicate these positive results in future clinical trials for these programs and, in the case of interim results, the final data readouts may not show similar positive results. The final data readouts on these programs may not show similar positive results.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, for instance, regulatory authorities may only approve the balstilimab monotherapy to individuals with PD-L1 positive tumors, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could reduce the size of the potential market for our product candidates and materially harm the commercial prospects for our product candidates.

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

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but limited to AbbVie, Amgen, Arcus Biosciences, Akeso Bio, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals (EQRx has ex-China rights), CSPC ZhongQi Pharmaceutical Technology, GSK, Gilead Sciences, Genor Biopharma/ Apollomics, Genrix (Shanghai) Biopharmaceutical, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, Servier, 3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

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

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into such clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives regulatory approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

•	withdrawal or limitation by regulatory authorities of approvals of such product;
•	seizure of the product by regulatory authorities;
•	recall of the product;
•	restrictions on the marketing of the product or the manufacturing process for any component thereof;
•	requirement by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindication;
•	requirement that we implement a risk evaluation and mitigation strategy or create a medication guide outlining the risks of such side effects for distribution to patients;
•	commitment to expensive additional safety studies prior to approval or post-marketing studies required by regulatory authorities of such product;
•	the product may become less competitive;
•	initiation of regulatory investigations and government enforcement actions;
•	initiation of legal action against us to hold us liable for harm caused to patients; and
•	harm to our reputation and resulting harm to physician or patient acceptance of our products.

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

A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek, with respect to an approved product, additional clinical evidence that goes beyond the data required to obtain marketing approval. They may require such evidence to demonstrate clinical benefits and value in specific patient populations or they may call for costly pharmaceutical studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering our products. Third party payors may manage utilization by implementing a drug formulary, establishing different copays for different drugs or requiring a prescriber to obtain prior authorization from the relevant third-party payor before a drug will be covered for a particular patient. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care and additional legislative, administrative, or regulatory changes. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense and new products face increasing challenges in entering the market successfully. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs in exchange for coverage or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold. Our ability to commercialize our product candidates successfully may be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. Accordingly, we cannot be sure that reimbursement will be available for any drug that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Cancer and autoimmune therapies are sometimes characterized as first-line, second-line, third-line and even fourth-line, and the FDA often approves new therapies initially only for last-line use. Initial approvals for new cancer and autoimmune therapies are often restricted to later lines of therapy, and in the case of cancer specifically, for patients with advanced or metastatic disease. Indeed, the BLA that we have completed the submission of, and the BLA that we intend to file in the future, for balstilimab and zalifrelimab target second-line cervical cancer. This will limit the number of cervical cancer patients who may be eligible to use balstilimab and zalifrelimab, if approved.

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

Although we continue to optimize our manufacturing process for our antibody product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of reagents and/or raw materials. We ultimately may not be successful in transferring our in-house clinical scale production system to any commercial scale manufacturing facilities that we establish ourselves or establish at a contract manufacturing organization (“CMO”). If we are unable to adequately validate or scale-up the manufacturing process for our product candidates with our contracted CMO, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us for all product candidates. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In November 2020, we announced a new long-term lease in Emeryville, CA for cGMP manufacturing space, which we intend to use for certain of our own commercial manufacturing requirements and are in the process of building out. We have never built, owned or operated a commercial manufacturing building, and there is no guarantee that we will be successful doing so.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Facilities used by our third-party manufacturers must be inspected by the FDA before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. We will not control the manufacturing process and will be completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and have a material adverse impact on our business, financial condition and results of operations. Any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423, a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead had the exclusive right to develop and commercialize AGEN1423, and we were eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate. In November 2020, Gilead elected to return AGEN1423 to us and voluntarily terminated the license agreement effective as of February 4, 2021. The option agreements remain in place, and we are responsible for developing each program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $30.0 million in the aggregate. If Gilead exercises an option, it would be required to pay an upfront option exercise fee of $50.0 million for each option that is exercised. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate for each such option program, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. For either, but not both, of the option programs, we will have the right to opt-in to share Gilead’s development and commercialization costs in the United States for such option program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will be able to successfully advance the option programs to the option decision point, and, even if we do, there is no guarantee that Gilead will exercise its option for either program. If Gilead does not exercise its option for either of the option programs, there is no guarantee that we will be able to advance any such program ourselves or with another partner.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in states and other countries. We are not permitted to market any biological product in the United States for commercial use until we receive a biologics license from the FDA.  In April 2021, we completed a rolling submission of our first BLA, for balstilimab monotherapy. A BLA must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. Even after submission of our BLA, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and we may never obtain regulatory approval for our product candidates.

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

We have received Fast Track Designation for investigation of balstilimab in combination with zalifrelimab for the treatment of patients with relapsed or refractory metastatic cervical cancer and balstilimab alone for the treatment of cervical cancer, and we intend to apply for such designation for our other product candidates in the future. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure our stockholders that the FDA would decide to grant it. We may not experience a faster development process, review or approval compared to conventional FDA procedures for the product candidate for which we have received, or may receive in the future, Fast Track Designation. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

•

federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

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

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (“HHS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and other categories of healthcare providers beginning in reports submitted in 2022, as well as ownership and investment interests held by physicians and their immediate family members;

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

On January 31, 2019, the HHS and HHS Office of Inspector General proposed an amendment to one of the existing Anti- Kickback Statute safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers (“PBMs”), in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for “discounts” from Anti-Kickback enforcement action and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. The revisions to the federal Anti-Kickback regulations referenced above were initially scheduled to take effect in 2022 but have now been delayed to 2023 under the Biden Administration.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, policy changes by the new presidential administration may impact our business and industry. The previous administration took several executive actions imposing burdens on, or otherwise materially delaying, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. While the new administration has revoked a number of the executive orders imposing these burdens or delays, it is difficult to predict what executive actions the new administration may implement, and the extent to which such action may impact the FDA’s ability to exercise its regulatory authority. If any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time- consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost- effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Further, even if one payor provides coverage for a given product, other payors may not provide coverage for that product. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

If we obtain appropriate approval in the future to market any of our current product candidates in the United States, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient support programs, and reform government program reimbursement methodologies for drugs. For example, in October 2017, California became the first state to pass legislation requiring pharmaceutical manufacturers to announce planned drug price increases. While this legislation does not directly affect drug prices, it puts further pressure on pharmaceutical manufacturers in setting prices. Oregon has passed a similar law, requiring pharmaceutical manufacturers to disclose cost components, and other states are likely to follow. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”), was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous executive, administrative, judicial, and legislative challenges to certain aspects of the ACA. Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under ACA for individuals who do not maintain the mandated health insurance coverage beginning in 2019.  The ACA has also been subject to judicial challenge.  The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020.  Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect.

Beyond the ACA, there have been ongoing health care reform efforts, including a number of recent actions.  Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare, accelerated or advanced Medicare payments to healthcare providers and payments to providers for COVID-19-related expenses and lost revenues.  Other reform efforts affect pricing or payment for drug products, which was a focus of the Trump Administration.  For example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” for lowering prescription drug prices and out-of-pocket costs, which contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. Subsequent to the ACA, the Medicaid Drug Rebate Program was subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%.  A number of regulations were issued in late 2020 and early 2021, some of which have been and may continue to be subject to scrutiny and legal challenge.  For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price and CMS subsequently indicated that the rule would not be implemented without further rulemaking.

The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain but early actions suggest additional changes as well as challenges to actions taken under the Trump administration.  The Department of Justice under the Biden administration informed the Supreme Court in connection with case Texas v. Azar, that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the ACA.  President Biden temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which included a number of health care reforms) to allow for review by the new administration. By Executive Order, President Biden directed federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. With respect to prescription drugs specifically, President Biden supported reforms to lower drug prices during his campaign for the presidency.  The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

Because we have operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We currently have research and development operations in the United Kingdom (“UK”) and clinical operations in eastern Europe, and we expect to pursue pathways to develop and commercialize our product candidates in both U.S. and ex-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the UK’s withdrawal from the EU or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

The exit of the UK from the European Union may materially affect the regulatory regime that governs our handling of EU personal data and expose us to legal and business risks under European data privacy and protection law.

On January 31, 2020, the UK exited the EU, commonly known as Brexit. Pursuant to the Withdrawal Agreement that has been ratified by both the UK and EU, EU law, including GDPR will continued to apply in the UK until December 31, 2020.

Since January 1, 2021, any transfers of personal data to the UK are subject to the requirements of Chapter V of the GDPR and of the Law Enforcement Directive and absent an adequacy finding under GDPR, transfers of personal data from the EU to the UK, including to our facility in Cambridge, UK, would be illegal without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU-UK privacy shield similar to the current framework in place between the EU and the United States. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding and reduce the likelihood that the EC would approve an EU-UK privacy shield. Accordingly, we may be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data. Given the uncertainties surrounding the UK’s departure from the EU, it is difficult to precisely identify or quantify the risks described above.

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

As of December 31, 2020, we had U.S. federal and state net operating loss, or Net Operating Losses (“NOLs”), carryforwards of $733.1 million and $237.0 million, respectively, which may be available to offset future taxable income. The federal NOLs include $596.4 million which expire at various dates through 2038 and $136.7 million which carryforward indefinitely. The state NOLs expire at various dates through 2038. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $8.7 million and $6.7 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2021. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 35 issued United States patents and approximately 70 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 350 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our approximately 40 pending United States patent applications and approximately 350 pending foreign patent applications may not result in patents being issued which protect our product candidates or patents which effectively prevent others from commercializing competitive technologies and product candidates.

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act (“AIA”) was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

In addition, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the biopharmaceutical industry. Notably, the AIA, introduced new procedures, including inter partes review and post grant review. These procedures may be used by competitors to challenge the scope and/or validity of our patents, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges.

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

We use and store customer, vendor, employee and business partner and, in certain instances patient, personally identifiable information in the ordinary course of our business. We are subject to various domestic and international privacy and security regulations, including but not limited to the HIPAA, which mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these standards, or a computer security breach or cyber-attack that affects our systems or results in the unauthorized release of proprietary or personally identifiable information, could subject us to criminal penalties and civil sanctions, and our reputation could be materially damaged, and our operations could be impaired. We may also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse effect on our business, results of operations and financial condition.

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

The operations of our strategic partners could also be impacted by calamities or public health crises, which could materially and adversely affect our cash resources and operations. For instance, at the beginning of 2020, we projected receipt of approximately $60.0 million of cash milestone payments from existing partners in 2020.  Although we did receive $25.1 million of this in 2020, as a result of the impact of COVID-19 on our partner’s programs and trials, the remaining $35.0 million was delayed and not received in 2020, which impacts our cash runway and ability to fund our operations. Additional delays resulting from COVID-19 or other crises are likely to materially adversely affect our business.

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

During the period from our initial public offering on February 4, 2000 to March 31, 2021, and the three-months ended March 31, 2021, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.69 and $5.25 per share, respectively. The average daily trading volume for the three-months ended March 31, 2021 was approximately 3,619,772 shares, while the average daily trading volume for the year ended December 31, 2020 was approximately 2,557,223 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of May 4, 2021, we had 222,441,009 shares of common stock outstanding. Except for the 4,962,779 shares of common stock issued to Betta Pharmaceuticals in July 2020, substantially all of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 100,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of May 4, 2021, an aggregate of approximately 97,034,155 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020, the resale of which must be registered with the SEC by June 2021. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of 4-AB in February 2014, we are obligated to make contingent milestone payments to the former shareholders of 4-AB, payable in cash or shares of our common stock at our option, as follows (i) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus and (ii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) February 12, 2024, (b) the sale of 4-AB or (c) the sale of Agenus. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2021, warrants to purchase approximately 1,950,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of March 31, 2021, options to purchase 29,959,947 shares of our common stock with a weighted average exercise price per share of $3.70 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2021, we had 15,021,351 vested options and 1,141,816 non-vested shares outstanding.

As of March 31, 2021, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of March 31, 2021, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 10,459,000 shares of our common stock.

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

Date:	May 7, 2021	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer