Form 10-Q
period 2021-06-30
AGENUS INC
filed 2021-08-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 4, 2021: 233,114,645 shares

Agenus Inc.

Six Months Ended June 30, 2021

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	24

PART II
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 6.	Exhibits	80
	Signatures	81

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$73,543	$99,871
Accounts receivable	1,436	1,157
Prepaid expenses	13,628	10,746
Other current assets	4,247	2,009
Total current assets	92,854	113,783
Property, plant and equipment, net of accumulated amortization and depreciation of $49,528 and $47,201 at June 30, 2021 and December 31, 2020, respectively	28,710	26,790
Operating lease right-of-use assets	32,282	33,480
Goodwill	24,706	25,452
Acquired intangible assets, net of accumulated amortization of $12,813 and $11,841 at June 30, 2021 and December 31, 2020, respectively	9,594	10,886
Other long-term assets	4,153	4,123
Total assets	$192,299	$214,514
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$838	$833
Current portion, liability related to sale of future royalties and milestones	62,682	57,362
Current portion, deferred revenue	28,153	17,186
Current portion, operating lease liabilities	2,258	1,950
Accounts payable	19,164	17,015
Accrued liabilities	30,203	29,057
Other current liabilities	25,456	6,481
Total current liabilities	168,754	129,884
Long-term debt, net of current portion	18,947	18,879
Liability related to sale of future royalties and milestones, net of current portion	186,562	176,263
Deferred revenue, net of current portion	14,828	28,282
Operating lease liabilities, net of current portion	34,808	34,065
Contingent purchase price considerations	4,127	10,208
Other long-term liabilities	1,750	1,514
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; 8,459 and 12,459 shares designated, issued, and outstanding at June 30, 2021 and December 31, 2020, respectively	18,275	26,917
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2021 and December 31, 2020; liquidation value of $33,355 at June 30, 2021	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 225,262,889 and 196,090,980 shares issued at June 30, 2021 and December 31, 2020, respectively	2,253	1,961
Additional paid-in capital	1,353,243	1,257,502
Accumulated other comprehensive income (loss)	260	2,772
Accumulated deficit	(1,602,874)	(1,465,907)
Total stockholders’ deficit attributable to Agenus Inc.	(247,118)	(203,672)
Non-controlling interest	(8,634)	(7,826)
Total stockholders’ deficit	(255,752)	(211,498)
Total liabilities, convertible preferred stock and stockholders’ deficit	$192,299	$214,514

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Research and development	$1,708	$18,068	$3,279	$19,996
Service revenue	1,196	1,023	2,825	1,023
Other revenue	—	8	35	52
Non-cash royalty revenue related to the sale of future royalties	7,826	7,846	16,310	21,002
Total revenues	10,730	26,945	22,449	42,073
Operating expenses:
Cost of service revenue	(667)	(634)	(1,772)	(634)
Research and development	(45,508)	(38,550)	(82,184)	(74,913)
General and administrative	(16,650)	(14,195)	(33,003)	(24,809)
Contingent purchase price consideration fair value adjustment	(14,300)	(6,840)	(13,256)	(2,456)
Operating loss	(66,395)	(33,274)	(107,766)	(60,739)
Other income (expense):
Loss on modification of debt	—	—	—	(2,720)
Non-operating income (expense)	(920)	(340)	1,938	(1,392)
Interest expense, net	(16,676)	(14,630)	(32,566)	(28,664)
Net loss	(83,991)	(48,244)	(138,394)	(93,515)
Dividends on Series A-1 convertible preferred stock	(53)	(52)	(105)	(105)
Less: net loss attributable to non-controlling interest	(701)	(764)	(1,427)	(1,361)
Net loss attributable to Agenus Inc. common stockholders	$(83,343)	$(47,532)	$(137,072)	$(92,259)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.37)	$(0.28)	$(0.65)	$(0.59)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	222,906	169,130	211,681	157,096

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,262	$466	$(2,512)	$1,693
Other comprehensive income (loss)	1,262	466	(2,512)	1,693
Comprehensive loss	$(82,081)	$(47,066)	$(139,584)	$(90,566)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	$(211,498)
Net loss	—	—	—	—	—		—	—	—	—	(726)	(53,677)	(54,403)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Share-based compensation	—	—	—	—	—	—	3,669	—	—	—	263	—	3,932
Shares sold at the market	—	—	—	—	18,950	190	60,669	—	—	—	—	—	60,859
Payment of CEO payroll in shares	—	—	—	—	19	—	68	—	—	—	—	—	68
Issuance of shares for services	—	—	—	—	5	—	20	—	—	—	—	—	20
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options and employee share purchases	—	—	—	—	796	8	2,518	—	—	—	—	—	2,526
Balance at March 31, 2021	10	$22,596	32	$0	217,863	$2,179	$1,328,747	—	$—	$(1,002)	$(8,289)	$(1,519,584)	$(197,949)
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(701)	$(83,290)	(83,991)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,262	—	—	1,262
Share-based compensation	—	—	—	—	—	—	5,075	—	—	—	356	—	5,431
Shares sold at the market	—	—	—	—	3,392	34	9,113	—	—	—	—	—	9,147
Issuance of warrants	—	—	—	—	—	—	70	—	—	—	—	—	70
Payment of CEO payroll in shares	—	—	—	—	24	—	87	—	—	—	—	—	87
Issuance of shares for services	—	—	—	—	9	—	31	—	—	—	—	—	31
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options	—	—	—	—	1,012	10	3,062	—	—	—	—	—	3,072
Issuance of shares for 2020 employee bonus	—	—	—	—	1,486	15	2,757	(521)	(1,497)	—	—	—	1,275
Retirement of treasury shares	—	—	—	—	(521)	(5)	—	521	1,497	—	—	—	1,492
Balance at June 30, 2021	8	$18,275	32	$0	225,265	$2,253	$1,353,243	—	$—	$260	$(8,634)	$(1,602,874)	$(255,752)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	—	$—	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)
Net loss	—	—	—	—	—	—	—	—	—	—	(597)	(44,674)	(45,271)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,227	—	—	1,227
Share-based compensation	—	—	—	—	—	—	2,397	—	—	—	—	—	2,397
Shares sold at the market	—	—	—	—	24,716	247	64,876	—	—	—	—	—	65,123
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	—	—	3,145
Payment of consultant in shares	—	—	—	—	4	0	12	—	—	—	—	—	12
Exercise of stock options and employee share purchases	—	—	—	—	765	8	2,196	—	—	—	—	—	2,204
Balance at March 31, 2020	12	$26,917	32	$0	163,304	$1,633	$1,132,209	—	$—	$(97)	$(6,578)	$(1,329,667)	$(202,500)
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	(764)	(47,480)	(48,244)
Other comprehensive income	—	—	—	—	—	—	—	—	—	466	—	—	466
Share-based compensation	—	—	—	—	—	—	2,464	—	—	—	—	—	2,464
Shares sold at the market	—	—	—	—	7,290	73	19,834	—	—	—	—	—	19,907
Issuance of shares for business acquisition	—	—	—	—	405	4	896	—	—	—	—	—	900
Payment of CEO payroll in shares	—	—	—	—	31	—	88	—	—	—	—	—	88
Payment of consultant in shares	—	—	—	—	10	—	31	—	—	—	—	—	31
Exercise of stock options	—	—	—	—	290	3	921	—	—	—	—	—	924
Vesting of nonvested shares	—	—	—	—	88	1	(1)	—	—	—	—	—	—
Balance at June 30, 2020	12	$26,917	32	$0	171,418	$1,714	$1,156,442	—	$—	$369	$(7,342)	$(1,377,147)	$(225,964)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(138,394)	$(93,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,452	3,491
Share-based compensation	9,589	4,950
Non-cash royalty revenue	(16,310)	(21,002)
Non-cash interest expense	31,997	28,191
Change in fair value of contingent obligations	13,256	2,456
Loss on modification of debt	—	2,720
Changes in operating assets and liabilities:
Accounts receivable	(263)	766
Prepaid expenses	(2,895)	(266)
Accounts payable	1,896	6,106
Deferred revenue	(2,488)	(4,599)
Accrued liabilities and other current liabilities	3,495	(3,532)
Other operating assets and liabilities	(1,636)	2,354
Net cash used in operating activities	(98,301)	(71,880)
Cash flows from investing activities:
Purchases of plant and equipment	(2,466)	(1,762)
Cash paid for business acquisition, net	—	(972)
Net cash used in investing activities	(2,466)	(2,734)
Cash flows from financing activities:
Net proceeds from sale of equity	70,005	85,030
Proceeds from employee stock purchases and option exercises	5,598	3,128
Proceeds from issuance of long-term debt	—	6,197
Repayments of debt	(462)	(1,000)
Payment of finance lease obligation	(387)	(1,430)
Net cash provided by financing activities	74,754	91,925
Effect of exchange rate changes on cash	(280)	52
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,293)	17,363
Cash, cash equivalents and restricted cash, beginning of period	102,505	61,808
Cash, cash equivalents and restricted cash, end of period	$76,212	$79,171
Supplemental cash flow information:
Cash paid for interest	$577	$590
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	1,159	662
Issuance of common stock, $0.01 par value, in connection with payment for services	51	31
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	8,642	—
Insurance financing agreement	987	—
Issuance of common stock, $0.01 par value, for payment of 2020 employee bonus	2,767	—
Issuance of common stock, $0.01 par value, in connection with business acquisition	—	900
Contingent purchase price consideration in connection with business acquisition	—	144
Lease right-of-use assets obtained in exchange for new operating lease liabilities	854	8,600
Lease right-of-use assets obtained in exchange for new finance lease liabilities	156	2,434

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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
•

our cell therapy subsidiary, MiNK Therapeutics, Inc. (formerly AgenTus Therapeutics, Inc.), which is designed to drive the advancement of a novel allogeneic invariant natural killer T cell (“iNKT”) therapy in immune diseases.

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

Our cash and cash equivalents at June 30, 2021 were $73.5 million, a decrease of $26.3 million from December 31, 2020.

          We have incurred losses since our inception. As of June 30, 2021, we had an accumulated deficit of $1.6 billion.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $73.5 million at June 30, 2021, plus the $200.0 million fee received subsequently in connection with our transaction with Bristol Myers Squibb Company (see Subsequent Events Note), will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We are presently in partnership, and out licensing discussions and contemplating additional financial transactions which, if consummated, could extend our cash resources substantially beyond 2022.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction, and our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash for the remainder of 2020 and through the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations.  We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties (2) milestone payments from our existing partnerships (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2021 and 2020, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2021	2020
Warrants	1,980	1,950
Stock options	33,789	26,079
Non-vested shares	1,215	873
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	8,459	12,459

Note C - Investments

Cash equivalents consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$54,068	$54,068	$64,256	$64,256
U.S. Treasury Bills	5,000	5,000	20,000	20,000
Total	$59,068	$59,068	$84,256	$84,256

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2021 and 2020.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2021 (in thousands):

Balance, December 31, 2020	$25,452
Foreign currency translation adjustment	(746)
Balance, June 30, 2021	$24,706

Acquired intangible assets consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,796	$(10,956)	$5,840
Trademarks	4-4.5 years	1,277	(991)	286
Other	2-7 years	2,296	(866)	1,430
In-process research and development	Indefinite	2,038	—	2,038
Total		$22,407	$(12,813)	$9,594

	As of December 31, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$17,013	$(10,112)	$6,901
Trademarks	4-4.5 years	1,310	(980)	330
Other	2-6 years	2,272	(749)	1,523
In-process research and development	Indefinite	2,132	—	2,132
Total		$22,727	$(11,841)	$10,886

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.1 million for the remainder of 2021, $2.2 million for the year ending December 31, 2022, $1.7 million for the year ending December 31, 2023 and $0.6 million for the each of the years ending December 31, 2024 and 2025.

Note E - Debt

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

Debt instrument	Balance at June 30, 2021
Current Portion:
Debentures	$146
Other	692
Long-term Portion:
2015 Subordinated Notes	12,750
Other	6,197
Total	$19,785

Debt instrument	Balance at December 31, 2020
Current Portion:
Debentures	$146
Other	687
Long-term Portion:
2015 Subordinated Notes	12,682
Other	6,197
Total	$19,712

As of both June 30, 2021 and December 31, 2020, the principal amount of our outstanding debt balance was $20.0 million.

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

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the twenty-four week period commencing on receipt of the Loan proceeds, and at least 60% of any forgiven amount has been used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA.

Though we have submitted our forgiveness application, it has not yet been approved. As such, we cannot yet determine if the Loan will be partially or fully forgiven. Therefore, we have classified the Loan proceeds as debt in our condensed consolidated balance sheet.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the six months ended June 30, 2021 (in thousands):

Period from December 31, 2020 to June 30, 2021
Liability related to sale of future royalties and milestones - beginning balance	$234,041
Non-cash royalty revenue	(16,310)
Non-cash interest expense recognized	31,899
Liability related to sale of future royalties and milestones - ending balance	249,630
Less: unamortized transaction costs	(386)
Liability related to sale of future royalties and milestones, net	$249,244

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

In June 2021, we entered into an amendment to the HCR Royalty Purchase Agreement in which HCR was granted the option to directly pay us the final $25.3 million milestone, if achieved. Under the terms of the original agreement, the milestone, if achieved, was to be paid through royalties received from GSK.

During the six months ended June 30, 2021, we recognized $16.3 million of non-cash royalty revenue, and we recorded $31.9 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the six months ended June 30, 2021, our estimate of the effective annual interest rate over the life of the agreement increased to 28.5%, which results in a retrospective interest rate of 23.7%.

Note G - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Payroll	$6,682	$7,643
Professional fees	6,180	4,457
Contract manufacturing costs	5,617	6,274
Research services	6,369	4,649
Other	5,355	6,034
Total	$30,203	$29,057

Other current liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Consideration associated with achieved contingent milestones	$19,337	$-
Other	6,119	6,481
Total	$25,456	$6,481

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $4.1 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price, as well as other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), are shown in the table below.

	June 30, 2021	December 31, 2020
Period of time to achieve milestones (in years)	1.0	1.3
Credit spread	5.0%	5.5%

Liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$4,127	$—	$—	$4,127
Total	$4,127	$—	$—	$4,127

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$10,208	$—	$—	$10,208
Total	$10,208	$—	$—	$10,208

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2021 (in thousands):

Balance, December 31, 2020	$10,208
Change in fair value of contingent purchase price considerations during the period	13,256
Transfer to current liabilities	(19,337)
Balance, June 30, 2021	$4,127

In June 2021, the second contingent milestone was achieved pursuant to the terms of the Share Exchange Agreement dated January 10, 2014, by and among us, 4-AB, the former shareholders of 4-AB and Vischer AG, as Representative (the "Share Exchange Agreement"), triggering a $10.0 million payment, which was paid in July 2021. In July 2021, the third contingent milestone was achieved pursuant to the terms of the Share Exchange Agreement, triggering an additional $10.0 million payment. As such, as of June 30, 2021, the $19.3 million liability associated with both aforementioned milestones is recorded in “Other current liabilities” in our condensed consolidated balance sheet.

The fair value of our outstanding debt balance at both June 30, 2021 and December 31, 2020 was $19.9 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at both June 30, 2021 and December 31, 2020 was $20.0 million.

Note I - Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019, we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. On November 6, 2020, we received notice from Gilead that it was returning AGEN1423 to us and voluntarily terminating the applicable license agreement. The termination was effective as of February 4, 2021. The option and license agreements and the stock purchase agreement remain in full force and effect. We remain eligible to receive up to $1.1 billion in aggregate potential milestones.

Collaboration Revenue

For the three months ended June 30, 2021 and 2020, we recognized approximately $1.4 million and $4.0 million, respectively, of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of quarter end.

For the six months ended June 30, 2021 and 2020, we recognized approximately $2.4 million and $5.8 million, respectively, of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $14.5 million and $27.1 million for the remainder of 2021 and 2022, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021.

Incyte Collaboration Agreement

For both the three months ended June 30, 2021 and 2020, we recognized approximately $0.2 million of research and development revenue for research and development services provided.

For the six months ended June 30, 2021 and 2020, we recognized approximately $0.7 million and $0.3 million, respectively, of research and development revenue for research and development services provided.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three and six months ended June 30, 2021 and 2020, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended June 30, 2021
	United States	Rest of World	Total
Revenue Type
Research and development services	$318	$—	$318
Other services	—	1,196	1,196
Recognition of deferred revenue	1,390	—	1,390
Non-cash royalty revenue	7,826	—	7,826
	$9,534	$1,196	$10,730

	Three months ended June 30, 2020
Revenue Type
Research and development services	$237	$—	$237
License fee revenue	13,857	—	13,857
Other services	—	1,023	1,023
Recognition of deferred revenue	3,974	—	3,974
Recognition of deferred grant revenue	8	—	8
Non-cash royalty revenue	7,846	—	7,846
	$25,922	$1,023	$26,945

	Six months ended June 30, 2021
	United States	Rest of World	Total
Revenue Type
Research and development services	$855	$—	$855
Other services	—	2,825	2,825
Recognition of deferred revenue	2,424	—	2,424
Recognition of deferred grant revenue	35	—	35
Non-cash royalty revenue	16,310	—	16,310
	$19,624	$2,825	$22,449

	Six months ended June 30, 2020
Revenue Type
Research and development services	$334	$—	$334
License fee revenue	13,857	—	13,857
Other services	—	1,023	1,023
Recognition of deferred revenue	5,805	—	5,805
Recognition of deferred grant revenue	8	44	52
Non-cash royalty revenue	21,002	—	21,002
	$41,006	$1,067	$42,073

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Six months ended June 30, 2021	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$45,284	$-	$(2,453)	$42,831

The change in contract liabilities is primarily related to the recognition of $2.4 million of revenue related to the Gilead Collaboration Agreements during the six months ended June 30, 2021. Deferred revenue related to the Gilead Collaboration Agreements of $41.7 million as of June 30, 2021, which was comprised of the $142.5 million initial transaction price, less $100.8 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.4 million receivable as of June 30, 2021, for research and development and other services provided.

During the six months ended June 30, 2021, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the six months ended June 30, 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	28,966,901	$3.70
Granted	7,965,208	3.38
Exercised	(1,703,924)	3.14
Forfeited	(908,023)	3.15
Expired	(530,919)	5.71
Outstanding at June 30, 2021	33,789,243	$3.64	7.60	$63,679,505
Vested or expected to vest at June 30, 2021	33,789,243	$3.64	7.60	$63,679,505
Exercisable at June 30, 2021	14,730,962	$3.97	5.98	$23,402,449

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2021 and 2020 were $1.99 and $1.46, respectively.

As of June 30, 2021, there was approximately $38.7 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.7 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2021 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	886,816	$2.14
Granted	1,813,651	3.05
Vested	(1,485,651)	2.87
Forfeited	—	—
Outstanding at June 30, 2021	1,214,816	$2.69

As of June 30, 2021, there was approximately $1.3 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a period of 1.6 years.

During the six months ended June 30, 2021, 104,372 shares were issued under the 2019 Employee Stock Purchase Plan and 1,703,924 shares were issued as a result of stock option exercises. Additionally, 1,485,651 shares were issued as payment for a portion of the 2020 employee bonus, with 521,442 of those shares being withheld to cover taxes, resulting in a net share issuance of 964,209.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,296	$839	$2,164	$2,042
General and administrative	4,135	1,625	7,199	2,819
Total share-based compensation expense	$5,431	$2,464	$9,363	$4,861

Note K – Restricted Cash

As of June 30, 2021, and December 31, 2020, we maintained non-current restricted cash of $2.7 million and $2.6 million, respectively. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets, and as of June 30, 2021, is comprised of letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$99,871	$73,543	$61,808	$79,171
Restricted cash	2,634	2,669	—	—
Cash, cash equivalents and restricted cash	$102,505	$76,212	$61,808	$79,171

Note L – Equity

At the Market Offerings

During the three and six months ended June 30, 2021, we received net proceeds of approximately $9.1 million and $70.0 million from the sale of approximately 3.4 million and 22.3 million shares of our common stock at an average price per share of approximately $2.78 and $3.23, respectively, in at-the-market offerings under our At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley”) dated July 22, 2020.

Series C-1 Preferred Stock Conversion

During the three and six months ended June 30, 2021, holders of shares of Series C-1 Preferred Stock converted a portion of such shares into 2.0 million and 4.0 million shares, respectively, of our common stock. As of June 30, 2021, 8,459 shares of Series C-1 Convertible Preferred Stock remained outstanding.

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2021 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note M – Subsequent Events

License Agreement

On May 17, 2021, we entered into a License, Development and Commercialization Agreement (“License Agreement”) with Bristol Myers Squibb Company (“BMS”) to collaborate on the development and commercialization of our pre-clinical proprietary anti-TIGIT bispecific antibody program AGEN1777. Pursuant to the License Agreement, we received an upfront cash payment of $200.0 million and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus the tiered royalties described below. In July 2021, the License Agreement closed, and we received the $200.0 million upfront payment.

Under the License Agreement, we granted BMS an exclusive worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize AGEN1777 and its derivatives in all fields; provided, we retained an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. In exchange, BMS is responsible for all of the development, regulatory approval, manufacturing and commercialization costs with respect to products containing AGEN1777. In addition to the upfront and potential milestone payments described above, we will receive tiered double-digit royalties on worldwide net sales of products containing AGEN1777 ranging from the low double-digit to mid-teens percent. Additionally, we have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties on U.S. net sales of co-funded products ranging from the mid-teens to low twenties percent and ex-U.S. net sales of co-funded products ranging from the low double digits to mid-teens percent. All royalties are subject to certain reductions under certain circumstances as described in the License Agreement. Finally, we also have the option to co-promote AGEN1777 in the U.S.

The royalty term shall terminate on a product-by-product and country-by-country basis on the latest of (i) 10 year anniversary of the first commercial sale of such product in such country, (ii) the expiration of any regulatory exclusivity period that covers such product in such country, and (iii) the expiration of the last-to-expire licensed patent that covers such product in such country.

The License Agreement includes customary representations and warranties, covenants, indemnification obligations for a transaction of this nature. Under the terms of the License Agreement, we and BMS each have the right to terminate the agreement for material breach by, or insolvency of, the other party following notice, and if applicable, a cure period. BMS may also terminate the License Agreement in its entirety, or on a product-by-product or country-by-country basis, for convenience upon 180 days’ notice.

Legal Proceedings

In July 2021, an Agenus stockholder filed a derivative complaint against members of our board of directors and certain senior management in the Delaware Court of Chancery with Agenus as a nominal defendant. The complaint challenges equity awards made in December 2020 on the ground that they were improperly granted. The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff seeks an award of damages to Agenus, an order rescinding the challenged awards, granting other equitable relief, such as disgorgement, and an award of attorneys’ fees. The defendants intend to pursue dismissal of the complaint in its entirety. The financial impact of the plaintiff's claims are not estimable.

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

ASV™, Agenus™, AutoSynVax™, MiNK™, PSV™, PhosPhoSynVax™, Prophage™, Retrocyte Display™ and Stimulon™ are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

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
•

our cell therapy subsidiary, MiNK Therapeutics, Inc. (“MiNK Therapeutics”), which is designed to drive the advancement of a novel allogeneic invariant natural killer T cell (“iNKT”) therapy in immune diseases.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our anti-CTLA-4 and anti-PD-1 programs (zalifrelimab and balstilimab, respectively) are in late phase clinical trials designed to support BLA filings under the U.S. Food and Drug Administration (“FDA”) accelerated approval pathway. We announced interim data from these trials in February, March and September 2020. We initiated the rolling submission of our BLA for balstilimab monotherapy to treat 2nd line cervical cancer in September 2020. We completed this BLA filing in April 2021 and the FDA accepted this application in June 2021, granting it priority review with a Prescription Drug User Fee Act (“PDUFA”) target action date of December 16, 2021. We expect to solidify our strategy for the balstilimab/zalifrelimab combination filing, pending further discussion with the FDA.

We have formed collaborations with companies such as Bristol Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of June 30, 2021, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, as well as the exclusive option to exclusively license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. All three assets have entered clinical development. In November 2020, Gilead elected to return AGEN1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. The option agreements remain in place, and we are responsible for developing each program up to the option decision points, at which time Gilead may acquire exclusive rights to the programs on option exercise. For either, but not both, of the option programs, we have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Pursuant to the terms of the Gilead option agreements, we remain eligible to receive up to $100.0 million in option exercise fees and, if exercised, up to an additional $1.0 billion in aggregate milestone payments, as well as royalties on any future sales.

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

In May 2021, we entered into a License, Development and Commercialization Agreement (“BMS License Agreement”) with BMS to collaborate on the development and commercialization of our pre-clinical proprietary anti-TIGIT bispecific antibody program AGEN1777. Under the BMS License Agreement, we granted BMS an exclusive worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize AGEN1777 and its derivatives in all fields; provided, we retained an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. Pursuant to the BMS License Agreement, we received an upfront cash payment of $200.0 million in July 2021 and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus tiered royalties. In exchange, BMS is responsible for all of the development, regulatory approval, manufacturing and commercialization costs with respect to products containing AGEN1777. We have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties. Finally, we also have the option to co-promote AGEN1777 in the U.S.

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

Our subsidiary MiNK Therapeutics (formerly AgenTus Therapeutics, Inc.) is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening illnesses. In May 2020 and June 2020, the FDA cleared Investigational New Drug applications for AGENT-797, an allogeneic iNKT therapy, for the treatment of patients with hematological malignancies, including multiple myeloma and B cell lymphoma, and COVID-19-realted pneumonia, respectively. In November 2020, MiNK Therapeutics dosed its first COVID-19 patient with AGENT-797, and trials for hematological malignancies commenced in April 2021. In July 2021 MiNK Therapeutics announced that it had confidentially submitted a draft registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") relating to the proposed initial public offering of its common stock. The number of shares to be offered and the price range for the proposed offering have not yet been determined. The initial public offering is expected to take place after the SEC completes its review process, subject to market and other conditions. MiNK Therapeutics licenses intellectual property assets from Agenus and has its own governance.

Historical Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Research and development revenue

 We recognized research and development revenue of approximately $1.7 million and $18.1 million during the three months ended June 30, 2021 and 2020, respectively. Research and development revenues in the second quarter of 2021 primarily consisted of $1.4 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $0.2 million of research service revenue earned under our Incyte Collaboration Agreement. Research and development revenues in the second quarter of 2020 primarily consisted of $4.0 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $13.9 million related to the recognition of an upfront fee under our Betta License Agreement.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During both the three months ended June 30, 2021 and 2020, we recognized approximately $7.8 million, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 18% to $45.5 million for the three months ended June 30, 2021 from $38.6 million for the three months ended June 30, 2020. Increased expenses in the three months ended June 30, 2021 primarily relate to a $5.7 million increase in third-party services and other related expenses related to the advancement of our antibody programs, a $0.3 million increase in personnel related expenses, a $0.6 million increase in expenses attributable to the activities of our subsidiaries and a $0.3 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 17% to $16.7 million for the three months ended June 30, 2021 from $14.2 million for the three months ended June 30, 2020. Increased expenses in the three months ended June 30, 2021 primarily relate to a $2.0 million increase in personnel related expenses, primarily due to increased share-based compensation expense, a $0.4 million increase in professional fees, primarily due to increased expenses related to commercial readiness activities and a $0.2 million increase in expenses attributable to the activities of our subsidiaries.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating expense increased $0.6 million for the three months ended June 30, 2021, from expense of $0.3 million for the three months ended June 30, 2020 to expense of $0.9 million for the three months ended June 30, 2021, primarily due to increased foreign currency exchange losses in the second quarter of 2021 compared to the second quarter of 2020.

Interest expense, net

Interest expense, net increased to approximately $16.7 million for the three months ended June 30, 2021 from $14.6 million for the three months ended June 30, 2020, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Research and development revenue

We recognized research and development revenue of approximately $3.3 million and $20.0 million during the six months ended June 30, 2021 and 2020, respectively. Research and development revenues in the first half of 2021 primarily consisted of $2.4 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $0.7 million of research service revenue earned under our Incyte Collaboration Agreement. Research and development revenues in the first half of 2020 primarily consisted of $5.8 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $13.9 million related to the recognition of an upfront fee under our Betta License Agreement.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. During the six months ended June 30, 2021 and 2020, we recognized approximately $16.3 million and $21.0 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 10% to $82.2 million for the six months ended June 30, 2021 from $74.9 million for the six months ended June 30, 2020. Increased expenses in the six months ended June 30, 2021 primarily relate to a $5.6 million increase in third-party services and other related expenses related to the advancement of our antibody programs, a $1.3 million increase in expenses attributable to the activities of our subsidiaries and a $0.4 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 33% to $33.0 million for the six months ended June 30, 2021 from $24.8 million for the six months ended June 30, 2020. Increased expenses in the six months ended June 30, 2021 primarily relate to a $1.4 million increase in professional fees, primarily due to increased expenses related to commercial readiness activities, a $4.7 million increase in personnel related expenses, primarily due to both increased share-based compensation expense and increased headcount, a $1.4 million increase in expenses attributable to the activities of our subsidiaries and a $0.7 million increase in other general and administrative expenses.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $3.3 million for the six months ended June 30, 2021, from expense of $1.4 million for the six months ended June 30, 2020 to income of $1.9 million for the six months ended June 30, 2021, primarily due to our increased foreign currency exchange gains in the first half of 2021 compared to the first half of 2020.

Interest expense, net:

Interest expense, net increased to approximately $32.6 million for the six months ended June 30, 2021 from $28.7 million for the six months ended June 30, 2020, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the six months ended June 30, 2021, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2021	2020	2019	2018	Prior to 2018	Total
Antibody programs*	Various	$68,191	$118,200	$126,400	$97,011	$256,288	$666,090
Heat shock proteins for cancer	Prophage and ASV	495	1,076	13,235	13,235	335,890	363,931
Vaccine adjuvant	QS-21 Stimulon	1,331	304	872	211	14,098	16,816
Cell therapies and other research and development programs	Various	12,167	23,037	27,832	14,143	78,342	155,521
Total research and development expenses		$82,184	$142,617	$168,339	$124,600	$684,618	$1,202,358

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.6 billion as of June 30, 2021. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through June 30, 2021, we have raised aggregate net proceeds of approximately $1.5 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 22.3 million shares of our common stock pursuant to the Sales Agreement during the six months ended June 30, 2021, and received aggregate net proceeds totaling $70.0 million. As of June 30, 2021, we had approximately 60.0 million shares that remained available for sale under the Sales Agreement.

As of June 30, 2021, we had debt outstanding of $20.0 million in principal. In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023.

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

Our cash and cash equivalents at June 30, 2021 were $73.5 million, a decrease of $26.3 million from December 31, 2020.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $73.5 million as of June 30, 2021, plus the $200.0 million fee received subsequently in connection with our transaction with BMS, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We are presently in partnership, and out licensing discussions and contemplating additional financial transactions which, if consummated, could extend our cash resources substantially beyond 2022.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction, and our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash for the remainder of 2020 and through the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations.  We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties (2) milestone payments from our existing partnerships (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $476.8 million over the term of the related activities. Through June 30, 2021, we have expensed $351.8 million as research and development expenses and $342.9 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $98.3 million and $71.9 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Less than 0.1%, and approximately 0.3% of our cash used in operations for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formerly with operations in Belgium, Agenus Switzerland a company formerly with operations in Switzerland and Agenus UK Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

We had cash and cash equivalents at June 30, 2021 of $73.5 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2021, an Agenus stockholder filed a derivative complaint against members of our board of directors and certain senior management in the Delaware Court of Chancery with Agenus as a nominal defendant. The complaint challenges equity awards made in December 2020 on the ground that they were improperly granted. The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff seeks an award of damages to Agenus, an order rescinding the challenged awards, granting other equitable relief, such as disgorgement, and an award of attorneys’ fees. The defendants intend to move to pursue dismissal of the complaint in its entirety. The financial impact of the plaintiff's claims are not estimable.

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

•	The market opportunities for our product candidates may small, and our estimates of the prevalence of our target patient populations may be inaccurate.
•	We have no experience in marketing, selling and distributing products or performing commercial compliance.

Risks Related to Manufacturing and Supply

•	Manufacturing challenges could result in having insufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost.
•	We own and operate our own clinical scale manufacturing infrastructure, which is costly and time-consuming.
•	We are building our own commercial scale manufacturing facticity, which is costly and time-consuming.

Risks Related to Our Reliance on Third Parties

•	We are dependent upon third parties to further develop and commercialize certain of our antibody programs.
•	Failure to enter into and/or maintain licensing, distribution and/or collaboration agreements may adversely effect our business.
•	If third parties do not carry out their contractual duties, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

Risks Related to Government Regulation

•	The regulatory approval process for our product candidates is uncertain and will be lengthy.
•	We may fail to obtain regulatory approval of our product candidates.
•	Our relationships with third parties are subject to extensive healthcare laws and regulations.
•	If we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review.
•	Healthcare regulatory reform measures may have an adverse effect on our business.
•

Laws and regulations governing any international operations may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs

•	Risks associated with doing business internationally could negatively affect our business.
•	Our ability to use net operating losses and tax credits to offset future income may be subject to limitations.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and enforce patent protection for our product candidates and related technology.
•	If we fail to comply with our intellectual property licenses, we could lose important license rights.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in U.S. patent law could diminish the value of patents.
•	We may be unable to protect the confidentiality of our proprietary information.
•	Our employees, consultants or independent contractors could wrongfully use or disclose confidential information.
•	We may infringe the patents and other proprietary rights of third parties.
•	We may become involved in lawsuits to protect or enforce our patents.

Risks Related to Business Operations, Employee Matters and Managing Growth

•	We may encounter difficulties in managing our recent growth and/or corporate consolidation efforts.
•	Legal claims against us may reduce demand for our products and/or result in substantial damages.
•	Information technology security breaches could result in a material disruption in our business and subject us to sanctions and penalties.
•	We may be unsuccessful at advancing our cell therapy business through MiNK Therapeutics with separate funding.

Risks Related to Our Common Stock

•	Our stock’s trading volume and public trading price has been volatile.
•	We do not intend to pay cash dividends on our common stock.
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2020, 2019, and 2018, were $182.9 million, $111.6 million and $162.0 million, respectively. During the six months ended June 30, 2021, we generated a net loss of $138.4 million.  We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2021, we had $73.5 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of June 30, 2021, plus the $200.0 million fee received subsequently in connection with our transaction with BMS, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We are presently in partnership, and out licensing discussions and contemplating additional financial transactions which, if consummated, could extend our cash resources substantially beyond 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;
•	the clinical development plans we establish for our product candidates;
•	the number and characteristics of future product candidates that we develop or may in-license;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such arrangements;
•	the timing, receipt and amount of sales of, or royalties on, our future products and those of our partners, if any;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency (the “EMA”) and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the effect of competing technological and market developments;
•	the costs of establishing and maintaining a clinical and commercial supply chain for the development and manufacture of our product candidates;
•	the cost and timing of establishing, expanding and scaling manufacturing capabilities; and
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

As of June 30, 2021, we had cash and cash equivalents of $73.5 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since June 30, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital, including funds received from BMS in July 2021, to fund our operations for more than one year from when these financial statements were issued. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

In May 2020, we issued promissory notes in the aggregate principal amount of approximately $6.2 million pursuant to the CARES Act (the “PPP Loan”). Under the current terms of the CARES Act, our PPP Loan is eligible for forgiveness if the proceeds are used for covered payroll costs, rent and utilities during the 8 to 24-week period immediately following receipt of the proceeds. Though our forgiveness submission has not yet been accepted, we believe we used the proceeds of the PPP Loan in accordance with the relevant terms and conditions of the CARES Act. However, the CARES Act regulations have been revised multiple times since they were initially published in March 2020. Our PPP Loan may not qualify for forgiveness under the final regulations of the CARES Act, and we may be required to repay the PPP Loan in full, with interest.

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

Our anti-PD-1 and anti-CTLA-4 programs (balstilimab and zalifrelimab, respectively) are in Phase 2 expansion trials with both balstilimab monotherapy and balstilimab/zalifrelimab combination trials for patients with second-line cervical cancer that are designed to support BLA filings under the FDA’s accelerated approval pathway. In June 2021, the FDA accepted our first BLA, for balstilimab monotherapy and set a target action date of December 16, 2021.  A global, randomized, Phase 3 confirmatory clinical trial designed to support global registration of our balstilimab monotherapy is planned.  We expect to solidify our strategy for the balstilimab/zalifrelimab combination filing, pending further discussion with the FDA.  These timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. In order to file a BLA and seek accelerated approval, we must launch a confirmatory trial which will need to be well underway at the time of BLA approval. We have initiated, but not yet completed the trial intended to satisfy this requirement, and there is no guarantee that the trial will be considered substantially underway at the time of BLA approval or that it will ultimately demonstrate the predicted clinical benefit of balstilimab. Furthermore, the COVID-19 pandemic could prevent us from initiating a confirmatory trial on our planned timeline. There is no guarantee that our BLA submissions will be approved, or, even if approved, that any accelerated approval will not be withdrawn or that we will be able to successfully commercialize these assets. If our anti-PD-1 and anti-CTLA-4 programs encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year, and most recently in June 2021, we reported positive interim data from our lead trials of balstilimab and zalifrelimab. In April 2021, we also reported new clinical responses from a Phase 1/2 trial of AGEN1181, and in June 2021, we reported Phase 1 clinical responses for AGEN2373. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that either balstilimab monotherapy or balstilimab/zalifrelimab combination therapy (or any of our earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for either of these programs could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We are currently advancing multiple immune modulating antibodies, vaccines, vaccine adjuvants and adoptive cell therapies (MiNK Therapeutics subsidiary). Simultaneously advancing so many product candidates creates a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Except for Prophage in Russia, we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We, as a company, have limited experience in filing and supporting the applications necessary to gain regulatory approvals and rely in part on third-party contract research organizations (“CROs”) and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb and

CD137. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agents targeting LAG-3, TIM-3, OX40 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody as well as bispecific antibodies targeting CD137, TIM-3 and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic, (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) as well as agents targeting PD-1, TGFbR1 and CD137 in clinical development and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3 and LAG-3 in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals and Beigene (Novartis has ex-China rights).

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Akeso Bio, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals (EQRx has ex-China rights), CSPC ZhongQi Pharmaceutical Technology, GSK, Gilead Sciences, Genor Biopharma/ Apollomics, Genrix (Shanghai) Biopharmaceutical, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

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

We are also aware of competitors with clinical stage monospecific drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. As outlined above, some of these include, but are not limited to AbbVie, Adagene, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Corvus Pharmaceuticals, CStone Therapeutics, Innovent Biologics, Inhibrx, Lyvgen Biopharma, MedPacto, Novartis, Astellas, Servier, Scholar Rock, and Sanofi. We are also aware of preclinical stage competitors developing monospecific agents against these targets. Further, we are also aware of competitors developing bispecifics targeting these pathways.

Additionally, the FDA has cleared an IND filing for AGEN1777, our TIGIT bispecific program licensed to BMS; we are aware of clinical stage anti-TIGIT antibodies that could compete with this program. These include, but are not limited to, Arcus Biosciences, Beigene, Compugen, iTeos Therapeutics (partnered with GSK), Merck, Mereo Biopharma, Roche, Innovent Biologics, Merck KGaA and Seagen Inc. Additionally, some competitors are also developing TIGIT bispecifics; for example, Innovent has a clinical stage bispecific co-targeting PD-1 and TIGIT. We are also aware of competitor programs, in monospecific and bispecific formats, that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are conducting both monotherapy and combination trials in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been approved in advanced cervical cancer. Additionally, we are aware that Seagen Inc. and Genmab A/S have submitted a BLA for tisotumab vedotin, a drug co-developed by these companies, for use in recurrent/metastatic cervical cancer patients, including in the second line setting. We are also aware that another PD-1 antagonist, Libtayo, being developed by Regeneron and Sanofi in second line cervical cancer, has demonstrated overall survival benefit and that a BLA is expected to be submitted to regulators in 2021. Beyond these developments, we are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, BMS (anti-PD-1 alone or in combination with CTLA-4), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFb), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Vaccibody (HPV vaccine in combination with anti-PD-L1), Biocad (anti-PD-1), Genor Biopharma (anti-PD-1), Gloria Biosciences (Anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel), Akeso Bio (anti-PD-1/CTLA-4 bispecific), Lee Pharmaceuticals (anti-PD-L1) and Innovent Biologics (anti-PD-1 alone or in combination with anti-CTLA-4).

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

Our subsidiary company, MiNK Therapeutics, is advancing invariant natural killer T cell (iNKT) therapy. We are aware of competitors advancing NKT therapies, including but not limited to, Kuur Therapeutics, Suda Pharmaceuticals, Appia Bio and BrightPath Biotherapeutics.

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

Cancer and autoimmune therapies are sometimes characterized as first-line, second-line, third-line and even fourth-line, and the FDA often approves new therapies initially only for last-line use. Initial approvals for new cancer and autoimmune therapies are often restricted to later lines of therapy, and in the case of cancer specifically, for patients with advanced or metastatic disease. Indeed, the BLA that the FDA has accepted the submission of, and the BLA that we intend to file in the future, for balstilimab and zalifrelimab target second-line cervical cancer. This will limit the number of cervical cancer patients who may be eligible to use balstilimab and zalifrelimab, if approved.

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

We own and operate the cGMP manufacturing pilot plant originally used to manufacture our autologous and allogeneic vaccines in Lexington, MA. Manufacturing of autologous or allogeneic vaccines is complex, and various factors could cause delays or an inability to supply the vaccine.

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

Risks Related to Our Reliance on Third Parties

We are dependent upon our collaborations with BMS, Gilead, Incyte and Betta Pharmaceuticals Co., Ltd. (“Betta Pharmaceuticals”) to further develop and commercialize certain of our antibody programs. If we or BMS, Gilead, Incyte or Betta Pharmaceuticals fail to perform as expected, the potential for us to generate future revenues under such collaborations could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.

In May 2021, we entered into a License, Development and Commercialization Agreement with BMS to collaborate on the development and commercialization of our anti-TIGIT bispecific antibody program AGEN1777. Pursuant to the license agreement, we received an upfront cash payment of $200.0 million and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus the tiered royalties.  Additionally, we hold the option to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties on U.S. net sales of co-funded products.  There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the license agreement.  BMS’s activities will be influenced by, among other things, the efforts and allocation of resources by BMS, which we cannot control. If BMS does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to the licensed antibodies could be delayed or terminated.

In addition, our license with BMS may be unsuccessful due to other factors, including, without limitation, the following:

•	BMS may terminate the agreement or any individual program for convenience upon 180 days’ notice;
•

BMS may change the focus of its development and commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to our licensed antibodies; and

•	BMS may choose not to develop and commercialize antibody products, if any, in all relevant markets or for one or more indications, if at all.

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

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015, we began a broad collaboration with Incyte to pursue the discovery and development of antibodies, in December 2018 we entered into a partnership with Gilead relating to five of our antibody programs and in May 2021 we entered into a license agreement with BMS relating to our anti-TIGIT bispecific antibody program. Furthermore, we have a collaboration arrangement with Recepta for balstilimab and zalifrelimab, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these product candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

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

Our ability to advance our antibody programs depends in part on such collaborations. In addition, from time to time we engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. Any licensing, distribution and/or collaborations agreements, we enter into, including those with BMS, Gilead and Incyte, may pose a number of risks, including the following:

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

Additionally, if one of our collaborators, such as BMS, Incyte or Recepta, terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in states and other countries. We are not permitted to market any biological product in the United States for commercial use until we receive a biologics license from the FDA.  In June 2021, the FDA accepted submission of our first BLA, for balstilimab monotherapy. Even after submission of our BLA, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and we may never obtain regulatory approval for our product candidates.

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

As a result of the UK exiting the EU, commonly known as Brexit, since January 1, 2021, any transfers of personal data to the UK are subject to the requirements of Chapter V of the GDPR and of the Law Enforcement Directive and absent an adequacy finding under GDPR, transfers of personal data from the EU to the UK, including to our facility in Cambridge, UK, would be illegal without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU-UK privacy shield similar to the current framework in place between the EU and the United States. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding and reduce the likelihood that the EC would approve an EU-UK privacy shield. Accordingly, we may be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data. Given the uncertainties surrounding the UK’s departure from the EU, it is difficult to precisely identify or quantify the risks described above.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 40 issued United States patents and approximately 35 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 350 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

As part of our efforts to optimize efficiency across our organization, we previously closed offices in Germany and Switzerland and consolidated these operations in the UK. In January 2020, our subsidiary MiNK closed its Waterloo, Belgium office and consolidated those operations in our Lexington, MA facility.  In March 2020, as a result of the COVID-19 pandemic, we completed a company-wide reduction in force. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We are still in the process of liquidating 4-AB and transferring intellectual property rights from Switzerland to the United States or elsewhere. There could be adverse tax consequences resulting from this migration of intellectual property rights, which could have an adverse effect on our business and operations.

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

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures include cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so, staggering the working hours of employees that are unable to perform their duties remotely and reconfiguring our facilities for physical distancing. We are revisiting these measures on a regular basis as the pandemic evolves, and we are likely to take additional action as we learn more and as instruction is provided by national, state and local governmental agencies. These measures have resulted, and any future actions are likely to result, in a disruption to our business. Our employees are also impacted by the closures of their children’s schools for lengthy periods of time. For instance, in both California and Massachusetts, all public and private elementary and secondary schools were closed for the duration of the 2019-2020 academic year, leaving many of our employees with no choice but to work from home while also caring for their children, which caused a loss in employee productivity.  We expect this state of affairs to continue for the duration of the pandemic.  In addition, in March 2020, the United States government announced that it would suspend air travel between the United States and parts of Europe for a 30-day period and subsequently revised this suspension to include the UK, where we have an office and employees. Starting in July 2020, the European Union banned entry by travelers from the US.  In the event the governments in Massachusetts, California or the UK further extend their shelter in place orders, travel bans, or otherwise prohibit employees from going to work for a longer period of time, our business will be disrupted and our programs and timelines are likely to be delayed, depending on the ultimate length and severity of the mandate. Not all of our employees are able to perform their duties or function remotely.

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

We intend to advance our cell therapy business through our subsidiary, MiNK Therapeutics, eventually with separate funding. Moving intellectual property assets into MiNK Therapeutics in foreign jurisdictions could have adverse tax consequences, and there is no guarantee that we will be able to attract external funding. Moreover, even if the business is funded, there is no guarantee that it will be successful.

We are currently in the process of pursuing external funding and partnership opportunities to advance MiNK Therapeutics, but Agenus is currently funding such operations. There is no guarantee that external funding will be available. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding, including any potential initial public offering. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. If external funding is not available, we may be forced to either retire these programs or continue to use internal resources to advance them. In addition, our cell therapy assets are early stage and just recently entered the clinic. Even if adequate funding and partnership opportunities are available, there is no guarantee that we or MiNK Therapeutics will be successful in advancing one or more product candidates through clinical development. In addition, most of the efforts being made on behalf of MiNK Therapeutics are utilizing several members of Agenus’ management team and Agenus’ internal general and administrative resources. The current structure could distract management and divert Agenus resources from Agenus’ own core pipeline and programs.

The cell therapy assets necessary to enable MiNK Therapeutics are currently owned or controlled by Agenus in the United States and Switzerland. In connection with capitalizing MiNK Therapeutics, these assets will be transferred or licensed to new legal entities within the United States and Europe and potentially others. Transferring these assets or licensing them on an exclusive basis would require that taxes be paid based on the fair market value of the assets. We may not have adequate net operating losses to offset any tax liabilities in the relevant jurisdictions. Moreover, we have previously disclosed our interest in potentially issuing a tax-free dividend to Agenus’ stockholders in the form of stock of MiNK Therapeutics. There is no guarantee that any such dividend will be tax-free or that it will be issued at all, or the timing thereof. If we issue a dividend in the form of stock, there could be adverse tax consequences for certain of our stockholders.

Risks Related to our Common Stock

The trading volume and public trading price of our common stock has been volatile.

During the period from our initial public offering on February 4, 2000 to June 30, 2021, and the six-months ended June 30, 2021, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.56 and $5.49 per share, respectively. The average daily trading volume for the six-months ended June 30, 2021 was approximately 4,447,602 shares, while the average daily trading volume for the year ended December 31, 2020 was approximately 2,557,223 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

•	continuing operating losses, which we expect over the next several years if we are able to transition to a commercial organization;
•	announcements of decisions made by public officials or delays in any such announcements;
•	results of our pre-clinical studies and clinical trials or delays in anticipated timing;
•	delays in our regulatory filings or those of our partners;
•	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
•	announcements of acquisitions;
•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;
•	failure to realize the anticipated benefits of acquisitions;
•	developments concerning proprietary rights, including patent and litigation matters;
•	publicity regarding actual or potential results with respect to product candidates under development;
•	quarterly fluctuations in our financial results, including our average monthly cash used in operating activities;
•	variations in the level of expenses related to any of our product candidates or clinical development programs;
•	additions or departures of key management or scientific personnel;
•	conditions or trends in the biopharmaceutical, biotechnology and pharmaceutical industries generally;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;
•	changes in accounting principles;
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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of August 4, 2021, we had 233,114,645 shares of common stock outstanding. Except for the 4,962,779 shares of common stock issued to Betta Pharmaceuticals in July 2020, substantially all of these shares are eligible for sale on Nasdaq, although certain of the shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 100,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of August 4, 2021, an aggregate of approximately 94,381,626 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020, the resale of which must be registered with the SEC by October 2021. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2021, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of June 30, 2021, options to purchase 33,789,243 shares of our common stock with a weighted average exercise price per share of $3.64 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2021, we had 14,730,962 vested options and 1,214,816 non-vested shares outstanding.

As of June 30, 2021, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

As of June 30, 2021, our outstanding shares of Series C-1 Convertible Preferred Stock were convertible into 8,459,000 shares of our common stock.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	License, Development and Commercialization Agreement, dated May 17, 2021, by and between Agenus Inc. and Bristol Myers Squibb Company. Filed herewith.

10.2	Amendment No. 1 to Royalty Purchase Agreement, dated June 22, 2021, by and among Antigenics LLC, Healthcare Royalty Partners III, L.P. and certain of its affiliates. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	August 9, 2021	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer