Form 10-Q
period 2021-09-30
AGENUS INC
filed 2021-11-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 5, 2021: 256,831,180 shares

Agenus Inc.

Nine Months Ended September 30, 2021

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	25

PART II
ITEM 1.	Legal Proceedings	26
ITEM 1A.	Risk Factors	26
ITEM 6.	Exhibits	81
	Signatures	82

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$256,529	$99,871
Short-term investments	4,999	—
Accounts receivable	21,773	1,157
Prepaid expenses	18,342	10,746
Other current assets	6,758	2,009
Total current assets	308,401	113,783
Property, plant and equipment, net of accumulated amortization and depreciation of $49,433 and $47,201 at September 30, 2021 and December 31, 2020, respectively	50,279	26,790
Operating lease right-of-use assets	31,246	33,480
Goodwill	24,528	25,452
Acquired intangible assets, net of accumulated amortization of $13,335 and $11,841 at September 30, 2021 and December 31, 2020, respectively	8,993	10,886
Other long-term assets	14,192	4,123
Total assets	$437,639	$214,514
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion, long-term debt	$542	$833
Current portion, liability related to sale of future royalties and milestones	63,684	57,362
Current portion, deferred revenue	19,682	17,186
Current portion, operating lease liabilities	2,368	1,950
Accounts payable	25,118	17,015
Accrued liabilities	31,955	29,057
Other current liabilities	6,782	6,481
Total current liabilities	150,131	129,884
Long-term debt, net of current portion	12,786	18,879
Liability related to sale of future royalties and milestones, net of current portion	189,229	176,263
Deferred revenue, net of current portion	5,407	28,282
Operating lease liabilities, net of current portion	38,900	34,065
Contingent purchase price considerations	3,739	10,208
Other long-term liabilities	1,894	1,514
Commitments and contingencies
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; no and 12,459 shares designated, issued, and outstanding at September 30, 2021 and December 31, 2020, respectively	—	26,917
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2021 and December 31, 2020; liquidation value of $33,408 at September 30, 2021	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 247,511,769 and 196,090,980 shares issued at September 30, 2021 and December 31, 2020, respectively	2,475	1,961
Additional paid-in capital	1,463,524	1,257,502
Accumulated other comprehensive income	177	2,772
Accumulated deficit	(1,424,322)	(1,465,907)
Total stockholders’ equity (deficit) attributable to Agenus Inc.	41,854	(203,672)
Non-controlling interest	(6,301)	(7,826)
Total stockholders’ equity (deficit)	35,553	(211,498)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$437,639	$214,514

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Research and development	$238,986	$4,286	$242,265	$24,283
Service revenue	1,375	1,599	4,201	2,621
Other revenue	—	—	35	52
Non-cash royalty revenue related to the sale of future royalties	12,593	8,947	28,903	29,950
Total revenues	252,954	14,832	275,404	56,906
Operating expenses:
Cost of service revenue	(817)	(911)	(2,589)	(1,545)
Research and development	(42,937)	(32,134)	(125,122)	(107,048)
General and administrative	(21,385)	(14,380)	(54,388)	(39,188)
Contingent purchase price consideration fair value adjustment	(275)	(2,196)	(13,531)	(4,652)
Operating income (loss)	187,540	(34,789)	79,774	(95,527)
Other income (expense):
Gain on extinguishment of debt	6,197	—	6,197	—
Loss on modification of debt	—	—	—	(2,720)
Non-operating income (expense)	121	(648)	2,059	(2,040)
Interest expense, net	(16,581)	(16,209)	(49,147)	(44,874)
Net income (loss)	177,277	(51,646)	38,883	(145,161)
Dividends on Series A-1 convertible preferred stock	(53)	(52)	(158)	(157)
Less: net loss attributable to non-controlling interest	(1,275)	(493)	(2,702)	(1,854)
Net income (loss) attributable to Agenus Inc. common stockholders	$178,499	$(51,205)	$41,427	$(143,464)
Per common share data:
Basic net income (loss) attributable to Agenus Inc. common stockholders	$0.76	$(0.28)	$0.19	$(0.87)
Diluted net income (loss) attributable to Agenus Inc. common stockholders	$0.72	$(0.28)	$0.18	$(0.87)
Weighted average number of Agenus Inc. common shares outstanding:
Basic	235,407	182,667	219,677	165,682
Diluted	246,726	182,667	232,512	165,682

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(83)	$864	$(2,595)	$2,557
Other comprehensive income (loss)	(83)	864	(2,595)	2,557
Comprehensive income (loss)	$178,416	$(50,341)	$38,832	$(140,907)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	$(211,498)
Net loss	—	—	—	—	—		—	—	—	—	(726)	(53,677)	(54,403)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Share-based compensation	—	—	—	—	—	—	3,669	—	—	—	263	—	3,932
Shares sold at the market	—	—	—	—	18,950	190	60,669	—	—	—	—	—	60,859
Payment of CEO payroll in shares	—	—	—	—	19	—	68	—	—	—	—	—	68
Issuance of shares for services	—	—	—	—	5	—	20	—	—	—	—	—	20
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options and employee share purchases	—	—	—	—	796	8	2,518	—	—	—	—	—	2,526
Balance at March 31, 2021	10	$22,596	32	$0	217,863	$2,179	$1,328,747	—	$—	$(1,002)	$(8,289)	$(1,519,584)	$(197,949)
Net loss	—	—	—	—	—	—	—	—	—	-	(701)	(83,290)	(83,991)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,262	—	—	1,262
Share-based compensation	—	—	—	—	—	—	5,075	—	—	—	356	—	5,431
Shares sold at the market	—	—	—	—	3,392	34	9,113	—	—	—	—	—	9,147
Issuance of warrants	—	—	—	—	—	—	70	—	—	—	—	—	70
Payment of CEO payroll in shares	—	—	—	—	24	—	87	—	—	—	—	—	87
Issuance of shares for services	—	—	—	—	9	—	31	—	—	—	—	—	31
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options	—	—	—	—	1,012	10	3,062	—	—	—	—	—	3,072
Issuance of shares for 2020 employee bonus	—	—	—	—	1,486	15	2,757	(521)	(1,497)	—	—	—	1,275
Retirement of treasury shares	—	—	—	—	(521)	(5)	—	521	1,497	—	—	—	1,492
Balance at June 30, 2021	8	$18,275	32	$0	225,265	$2,253	$1,353,243	—	$—	$260	$(8,634)	$(1,602,874)	$(255,752)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,275)	178,552	177,277
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(83)	—	—	(83)
Share-based compensation	—	—	—	—	—	—	4,411	—	—	—	365	—	4,776
Shares sold at the market	—		—	—	12,674	126	77,305	—	—	—	—	—	77,431
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	6,757	—	—	—	3,243	—	10,000
Payment of CEO payroll in shares	—	—	—	—	3	—	15	—	—	—	—	—	15
Issuance of shares for services	—	—	—	—	6	—	24	—	—	—	—	—	24
Conversion of series C-1 convertible preferred stock	(8)	(18,275)	—	—	8,459	85	18,190	—	—	—	—	—	18,275
Exercise of stock options and employee share purchases	—	—	—	—	848	8	3,223	—	—	—	—	—	3,231
Vesting of nonvested shares	—	—	—	—	192	2	(2)	—	—	—	—	—	—
Issuance of shares for employee bonus	—	—	—	—	94	1	358	(29)	(157)	—	—	—	202
Retirement of treasury shares	—	—	—	—	(29)	—	—	29	157	—	—	—	157
Balance at September 30, 2021	0	$—	32	$0	247,512	$2,475	$1,463,524	—	$—	$177	$(6,301)	$(1,424,322)	$35,553

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	—	$—	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)
Net loss	—	—	—	—	—	—	—	—	—	—	(597)	(44,674)	(45,271)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,227	—	—	1,227
Share-based compensation	—	—	—	—	—	—	2,397	—	—	—	—	—	2,397
Shares sold at the market	—	—	—	—	24,716	247	64,876	—	—	—	—	—	65,123
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	—	—	3,145
Payment of consultant in shares	—	—	—	—	4	0	12	—	—	—	—	—	12
Exercise of stock options and employee share purchases	—	—	—	—	765	8	2,196	—	—	—	—	—	2,204
Balance at March 31, 2020	12	$26,917	32	$0	163,304	$1,633	$1,132,209	—	$—	$(97)	$(6,578)	$(1,329,667)	$(202,500)
Net loss	—	—	—	—	—	—	—	—	—	—	(764)	(47,480)	(48,244)
Other comprehensive income	—	—	—	—	—	—	—	—	—	466	—	—	466
Share-based compensation	—	—	—	—	—	—	2,464	—	—	—	—	—	2,464
Shares sold at the market	—	—	—	—	7,290	73	19,834	—	—	—	—	—	19,907
Issuance of shares for business acquisition	—	—	—	—	405	4	896	—	—	—	—	—	900
Payment of CEO payroll in shares	—	—	—	—	31	—	88	—	—	—	—	—	88
Payment of consultant in shares	—	—	—	—	10	—	31	—	—	—	—	—	31
Exercise of stock options	—	—	—	—	290	3	921	—	—	—	—	—	924
Vesting of nonvested shares	—	—	—	—	88	1	(1)	—	—	—	—	—	—
Balance at June 30, 2020	12	$26,917	32	$0	171,418	$1,714	$1,156,442	—	$—	$369	$(7,342)	$(1,377,147)	$(225,964)
Net loss	—	—	—	—	—	—	—	—	—	—	(493)	(51,153)	(51,646)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	864	—	—	864
Share-based compensation	—	—	—	—	—	—	2,620	—	—	—	—	—	2,620
Shares sold at the market	—	—	—	—	12,281	123	46,278	—	—	—	—	—	46,401
Shares sold under stock purchase agreement	—	—	—	—	4,963	50	19,950	—	—	—	—	—	20,000
Payment of CEO payroll in shares	—	—	—	—	27	—	103	—	—	—	—	—	103
Payment of consultant in shares	—	—	—	—	5	—	19	—	—	—	—	—	19
Exercise of stock options and employee share purchases	—	—	—	—	423	4	1,276	—	—	—	—	—	1,280
Vesting of nonvested shares	—	—	—	—	40	1	(1)	—	—	—	—	—	—
Balance at September 30, 2020	12	$26,917	32	$0	189,157	$1,892	$1,226,687	—	$—	$1,233	$(7,835)	$(1,428,300)	$(206,323)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$38,883	$(145,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,133	5,341
Share-based compensation	14,379	7,673
Non-cash royalty revenue	(28,903)	(29,950)
Non-cash interest expense	48,295	44,109
Donation of assets	—	622
Loss on disposal of assets	83	14
Change in fair value of contingent obligations	13,531	4,652
Gain on extinguishment of debt	(6,197)	—
Loss on modification of debt	—	2,720
Changes in operating assets and liabilities:
Accounts receivable	(20,596)	15,883
Prepaid expenses	(7,612)	(822)
Accounts payable	4,885	6,291
Deferred revenue	(20,384)	(8,741)
Accrued liabilities and other current liabilities	(11,181)	(8,748)
Other operating assets and liabilities	2,756	2,611
Net cash provided by (used in) operating activities	33,072	(103,506)
Cash flows from investing activities:
Purchases of plant and equipment	(24,852)	(2,632)
Purchases of available-for-sale securities	(4,999)	—
Cash paid for business acquisition, net	—	(975)
Net cash used in investing activities	(29,851)	(3,607)
Cash flows from financing activities:
Net proceeds from sale of equity	147,437	151,431
Proceeds from employee stock purchases and option exercises	8,829	4,408
Proceeds from issuance of long-term debt	—	6,197
Repayments of debt	(462)	(1,231)
Payment of contingent purchase price consideration	(1,542)	—
Payment of finance lease obligation	(603)	(1,597)
Net cash provided by financing activities	153,659	159,208
Effect of exchange rate changes on cash	(187)	241
Net increase in cash, cash equivalents and restricted cash	156,693	52,336
Cash, cash equivalents and restricted cash, beginning of period	102,505	61,808
Cash, cash equivalents and restricted cash, end of period	$259,198	$114,144
Supplemental cash flow information:
Cash paid for interest	$862	$892
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	3,481	166
Issuance of common stock, $0.01 par value, in connection with payment for services	75	62
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	26,917	—
Issuance of subsidiary shares to noncontrolling interest	10,000	—
Insurance financing agreement	987	—
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	3,126	—
Issuance of common stock, $0.01 par value, in connection with business acquisition	—	900
Contingent purchase price consideration in connection with business acquisition	—	144
Lease right-of-use assets obtained in exchange for new operating lease liabilities	898	8,600
Lease right-of-use assets obtained in exchange for new finance lease liabilities	762	2,434

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax ™;
•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant, or QS-21 Stimulon; and
•

our affiliate, MiNK Therapeutics, Inc. (“MiNK Therapeutics”), which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

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

Our cash, cash equivalents and short-term investments at September 30, 2021 were $261.5 million, an increase of $161.7 million from December 31, 2020.

          We have incurred losses since our inception. As of September 30, 2021, we had an accumulated deficit of $1.4 billion.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $261.5 million at September 30, 2021, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We are presently in partnership, and out licensing discussions and contemplating additional financial transactions which, if consummated, could extend our cash resources substantially beyond 2022.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction, and our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash through the end of 2020 and the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations.  We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, (2) milestone payments from our existing partnerships, (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021.

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

For our foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income in total stockholders’ equity (deficit).

Note B - Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amounts used for basic and diluted per share calculations:
Net income (loss) attributable to Agenus Inc. common stockholders	$178,499	$(51,205)	$41,427	$(143,464)

Weighted average number of Agenus Inc. common shares outstanding - basic	235,407	182,667	219,677	165,682

Effect of potentially dilutive securities:
Share based compensation awards	7,972	—	4,428	—
Convertible preferred stock	3,050	—	8,407	—
Warrants	297	—	—	—
Weighted average number of Agenus Inc. common shares outstanding - diluted	246,726	182,667	232,512	165,682

Net income (loss) attributable to Agenus Inc. per common share:
Basic	$0.76	$(0.28)	$0.19	$(0.87)
Diluted	$0.72	$(0.28)	$0.18	$(0.87)

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for the periods ending September 30, 2020, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2021 and 2020, as they would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants	—	1,950	1,980	1,950
Stock options	6,661	24,813	20,852	24,813
Non-vested shares	53	844	176	844
Series A-1 convertible preferred stock	—	333	333	333
Series C-1 convertible preferred stock	—	12,459	—	12,459

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$227,798	$227,798	$64,256	$64,256
U.S. Treasury Bills	19,997	19,997	20,000	20,000
Total	$247,795	$247,795	$84,256	$84,256

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2021 and 2020.

Of the investments listed above, $242.8 million were classified as cash equivalents and $5.0 million as short-term investments on our condensed consolidated balance sheets as of September 30, 2021. All were classified as cash equivalents as of December 31, 2020.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2021 (in thousands):

Balance, December 31, 2020	$25,452
Foreign currency translation adjustment	(924)
Balance, September 30, 2021	$24,528

Acquired intangible assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,745	$(11,402)	$5,343
Trademarks	4-4.5 years	1,269	(1,007)	262
Other	2-7 years	2,299	(926)	1,373
In-process research and development	Indefinite	2,015	—	2,015
Total		$22,328	$(13,335)	$8,993

	As of December 31, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$17,013	$(10,112)	$6,901
Trademarks	4-4.5 years	1,310	(980)	330
Other	2-6 years	2,272	(749)	1,523
In-process research and development	Indefinite	2,132	—	2,132
Total		$22,727	$(11,841)	$10,886

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.6 million for the remainder of 2021, $2.2 million for the year ending December 31, 2022, $1.7 million for the year ending December 31, 2023 and $0.6 million for the each of the years ending December 31, 2024 and 2025.

Note E - Debt

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

Debt instrument	Balance at September 30, 2021
Current Portion:
Debentures	$146
Other	396
Long-term Portion:
2015 Subordinated Notes	12,786
Total	$13,328

Debt instrument	Balance at December 31, 2020
Current Portion:
Debentures	$146
Other	687
Long-term Portion:
2015 Subordinated Notes	12,682
Other	6,197
Total	$19,712

As of September 30, 2021 and December 31, 2020, the principal amount of our outstanding debt balance was $13.5 and $20.0 million, respectively.

Payroll Protection Program

In May 2020, we entered into promissory notes with Bank of America, NA for aggregate loan proceeds of approximately $6.2 million (collectively, the “Loan”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the

Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). In September 2021, we received notification that our forgiveness applications were approved. As such, in the quarter ending September 30, 2021, the Loan was extinguished, and a $6.2 million gain was recorded in our condensed consolidated statements of operations and comprehensive income (loss).

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2021 (in thousands):

Period from December 31, 2020 to September 30, 2021
Liability related to sale of future royalties and milestones - beginning balance	$234,041
Non-cash royalty revenue	(28,903)
Non-cash interest expense recognized	48,146
Liability related to sale of future royalties and milestones - ending balance	253,284
Less: unamortized transaction costs	(371)
Liability related to sale of future royalties and milestones, net	$252,913

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

During the nine months ended September 30, 2021, we recognized $28.9 million of non-cash royalty revenue, and we recorded $48.1 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the nine months ended September 30, 2021, our estimate of the effective annual interest rate over the life of the agreement decreased to 26.9%, which results in a retrospective interest rate of 23.1%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Payroll	$8,632	$7,643
Professional fees	7,670	4,457
Contract manufacturing costs	5,459	6,274
Research services	5,491	4,649
Other	4,703	6,034
Total	$31,955	$29,057

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $3.7 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price, as well as other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), are shown in the table below.

	September 30, 2021	December 31, 2020
Period of time to achieve milestones (in years)	2.3	1.3
Credit spread	4.9%	5.5%

Liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$3,739	$—	$—	$3,739
Total	$3,739	$—	$—	$3,739

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$10,208	$—	$—	$10,208
Total	$10,208	$—	$—	$10,208

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2021 (in thousands):

Balance, December 31, 2020	$10,208
Change in fair value of contingent purchase price considerations during the period	13,531
Achievement of 4-AB contingent milestones	(20,000)
Balance, September 30, 2021	$3,739

In June 2021, the second contingent milestone was achieved pursuant to the terms of the Share Exchange Agreement dated January 10, 2014, by and among us, 4-Antibody AG (“4-AB”), the former shareholders of 4-AB and Vischer AG, as Representative (the "Share Exchange Agreement"), triggering a $10.0 million payment. In July 2021, the third contingent milestone was achieved pursuant to the terms of the Share Exchange Agreement, triggering an additional $10.0 million payment. As of September 30, 2021, both aforementioned milestones have been paid.

The fair value of our outstanding debt balance at September 30, 2021 and December 31, 2020 was $13.4 million and $19.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2021 and December 31, 2020 was $13.5 million and $20.0 million, respectively.

Note I - Revenue from Contracts with Customers

Bristol Myers Squibb Company License Agreement

On May 17, 2021, we entered into a License, Development and Commercialization Agreement (“BMS License Agreement”) with Bristol Myers Squibb Company (“BMS”) to collaborate on the development and commercialization of our proprietary anti-TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received an upfront cash payment of $200.0 million and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus the tiered royalties described below. In July 2021, the BMS License Agreement closed, and we received the $200.0 million upfront payment.

In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone. As of September 30, 2021, this milestone is included in accounts receivable on our condensed consolidated balance sheet.

Under the BMS License Agreement, we granted BMS an exclusive worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize AGEN1777 and its derivatives in all fields; provided, we retained an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. In exchange, BMS is responsible for all of the development, regulatory approval, manufacturing and commercialization costs with respect to products containing AGEN1777. In addition to the upfront and potential milestone payments described above, we will receive tiered double-digit royalties on worldwide net sales of products containing AGEN1777 ranging from the low double-digit to mid-teens percent. Additionally, we have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties on U.S. net sales of co-funded products ranging from the mid-teens to low twenties percent and ex-U.S. net sales of co-funded products ranging from the low double digits to mid-teens percent. All royalties are subject to certain reductions under certain circumstances as described in the BMS License Agreement. Finally, we also have the option to co-promote AGEN1777 in the U.S.

The royalty term shall terminate on a product-by-product and country-by-country basis on the latest of (i) 10 year anniversary of the first commercial sale of such product in such country, (ii) the expiration of any regulatory exclusivity period that covers such product in such country, and (iii) the expiration of the last-to-expire licensed patent that covers such product in such country.

The BMS License Agreement includes customary representations and warranties, covenants, indemnification obligations for a transaction of this nature. Under the terms of the BMS License Agreement, we and BMS each have the right to terminate the agreement for material breach by, or insolvency of, the other party following notice, and if applicable, a cure period. BMS may also terminate the BMS License Agreement in its entirety, or on a product-by-product or country-by-country basis, for convenience upon 180 days’ notice.

License Revenue

We identified a single performance obligation under the BMS License Agreement, the license of AGEN1777 (“AGEN1777 License”). All other promised goods/services were deemed immaterial in the context of the contract. We determined that the AGEN1777 License was both capable of being distinct and distinct within the context of the contract as the AGEN1777 License has significant stand-alone functionality as of contract inception and BMS can begin deriving benefit from the AGEN1777 License without consideration of the immaterial services.

We determined that there were no significant financing components, noncash consideration, or amounts that may be refunded to the customer, and as such the total upfront fixed consideration of the AGEN1777 License totaling $200.0 million would be included in the total transaction price. We concluded that the standalone selling price of the AGEN1777 License approximated the $200.0 million upfront fee and as such the full amount would be recognized at a point-in-time, upon delivery of the AGEN1777 License to BMS at contract inception.

For the three and nine months ended September 30, 2021, under the BMS License Agreement, we recognized $200.0 million in research and development revenue related to the transfer of the AGEN1777 License and $20.0 million in research and development revenue related to the achievement of a milestone.

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019, we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. On November 6, 2020, we received notice from Gilead that it was returning AGEN1423 to us and voluntarily terminating the applicable license agreement. The termination was effective as of February 4, 2021. In the third quarter of 2021 we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. The AGEN2373 option and license agreement and the stock purchase agreement remain in full force and effect. We remain eligible to receive a $50.0 million exercise fee and, if exercised, up to $530.0 million in aggregate potential milestones.

Collaboration Revenue

For the three months ended September 30, 2021 and 2020, we recognized approximately $18.2 million and $4.1 million, respectively, of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of quarter end. For the period ended September 30, 2021, the amount also includes deferred revenue recognized in connection with the termination of AGEN1223 development.

For the nine months ended September 30, 2021 and 2020, we recognized approximately $20.6 million and $9.9 million, respectively, of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end. For the period ended September 30, 2021, the amount also includes deferred revenue recognized in connection with the termination of AGEN1223 development.

We expect to recognize deferred research and development revenue of $7.1 million and $16.4 million for the remainder of 2021 and 2022, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2021.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three and nine months ended September 30, 2021 and 2020, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended September 30, 2021
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$220,000	$—	$220,000
Clinical product revenue	587	—	587
Research and development services	210	—	210
Other services	—	1,375	1,375
Recognition of deferred revenue	18,189	—	18,189
Non-cash royalties	12,593	—	12,593
	$251,579	$1,375	$252,954

	Three months ended September 30, 2020
Revenue Type
Research and development services	$175	$—	$175
License fees	—	—	—
Other services	—	1,489	1,489
Recognition of deferred revenue	4,111	110	4,221
Recognition of deferred grant revenue	—	—	—
Non-cash royalties	8,947	—	8,947
	$13,233	$1,599	$14,832

	Nine months ended September 30, 2021
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$220,000	$—	$220,000
Clinical product revenue	587	—	587
Research and development services	1,065	—	1,065
Other services	—	4,201	4,201
Recognition of deferred revenue	20,613	—	20,613
Recognition of deferred grant revenue	35	—	35
Non-cash royalties	28,903	—	28,903
	$271,203	$4,201	$275,404

	Nine months ended September 30, 2020
Revenue Type
Research and development services	$510	$—	$510
License fees	13,857	—	13,857
Other services	—	2,511	2,511
Recognition of deferred revenue	9,916	110	10,026
Recognition of deferred grant revenue	8	44	52
Non-cash royalties	29,950	—	29,950
	$54,241	$2,665	$56,906

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Nine months ended September 30, 2021	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$45,284	$320	$(20,665)	$24,939

The change in contract liabilities is primarily related to the recognition of $20.6 million of revenue related to the Gilead Collaboration Agreements during the nine months ended September 30, 2021. Deferred revenue related to the Gilead Collaboration Agreements of $23.5 million as of September 30, 2021, which was comprised of the $142.5 million initial transaction price, less $119.0 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.8 million receivable as of September 30, 2021, for research and development and other services provided.

During the nine months ended September 30, 2021, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the nine months ended September 30, 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	28,966,901	$3.70
Granted	8,447,864	3.52
Exercised	(2,414,403)	3.39
Forfeited	(1,343,995)	3.22
Expired	(846,601)	5.18
Outstanding at September 30, 2021	32,809,766	$3.65	7.54	$54,322,145
Vested or expected to vest at September 30, 2021	32,809,766	$3.65	7.54	$54,322,145
Exercisable at September 30, 2021	14,386,054	$3.89	5.99	$21,107,993

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2021 and 2020 were $2.83 and $1.51, respectively.

As of September 30, 2021, there was approximately $37.0 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.6 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2021 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	886,816	$2.14
Granted	1,960,701	3.24
Vested	(1,771,967)	3.13
Forfeited	(30,000)	3.23
Outstanding at September 30, 2021	1,045,550	$2.38

As of September 30, 2021, there was approximately $3.3 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 1.9 years.

During the nine months ended September 30, 2021, 241,507 shares were issued under the 2019 Employee Stock Purchase Plan, 2,414,403 shares were issued as a result of stock option exercises and 192,316 shares were issued as a result of the vesting of non-vested stock. Additionally, 1,579,651 shares were issued as payment for certain employee bonuses, with 550,087 of those shares being withheld to cover taxes, resulting in a net share issuance of 1,029,564.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,185	$902	$3,349	$2,944
General and administrative	3,591	1,718	10,790	4,537
Total share-based compensation expense	$4,776	$2,620	$14,139	$7,481

Note K – Restricted Cash

As of September 30, 2021, and December 31, 2020, we maintained non-current restricted cash of $2.7 million and $2.6 million, respectively. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets, and as of September 30, 2021, is comprised of letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$99,871	$256,529	$61,808	$114,144
Restricted cash	2,634	2,669	—	—
Cash, cash equivalents and restricted cash	$102,505	$259,198	$61,808	$114,144

Note L – Equity

At the Market Offerings

During the three and nine months ended September 30, 2021, we received net proceeds of approximately $77.4 million and $147.4 million from the sale of approximately 12.7 million and 35.0 million shares of our common stock at an average price per share of approximately $6.30 and $4.34, respectively, in at-the-market offerings under our At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley”) dated July 22, 2020.

Series C-1 Preferred Stock Conversion

During the three and nine months ended September 30, 2021, holders of shares of Series C-1 Preferred Stock converted a portion of such shares into approximately 8.5 million and 12.5 million shares, respectively, of our common stock. As of September 30, 2021, no shares of Series C-1 Convertible Preferred Stock remain outstanding.

Note M – Contingencies

In July 2021, an Agenus stockholder filed a derivative complaint against members of our board of directors and certain senior management in the Delaware Court of Chancery with Agenus as a nominal defendant. The complaint challenges equity awards made in December 2020 on the ground that they were improperly granted. The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff seeks an award of damages to Agenus, an order rescinding the challenged awards, granting other equitable relief, such as disgorgement, and an award of attorneys’ fees. The defendants have filed a motion to dismiss the complaint in its entirety. The financial impact of the plaintiff's claims is not estimable.

Note N - Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2021 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note O – Subsequent Events

At the Market Offerings

During the period of October 1, 2021 through November 5, 2021, we received net proceeds of approximately $50.2 million from the sale of approximately 9.2 million shares of our common stock under the Sales Agreement.

MiNK Therapeutics Initial Public Offering

In October 2021, our affiliate, MiNK Therapeutics completed an initial public offering of 3,333,334 shares of its common stock, trading on the Nasdaq Global Market under the ticker symbol “INKT”, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, were approximately $40.0 million. Following the completion of the initial public offering, the underwriters exercised their option to acquire 500,000 more shares of MiNK Therapeutics common stock at the initial offering price, which shares were issued on November 3, 2021. We own 26,332,958 shares, representing 78.6% of MiNK Therapeutics’ common stock.

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

ASV™, Agenus™, AutoSynVax™, EVAMPLIX™, MiNK™, PSV™, PhosPhoSynVax™, Prophage™, Retrocyte Display™ and Stimulon™ are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our vaccine programs, including Prophage™, AutoSynVax™ and PhosPhoSynVax™;
•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant, or QS-21 Stimulon; and
•

our affiliate, MiNK Therapeutics, Inc. (“MiNK Therapeutics”), which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our lead program, AGEN1181, is advancing in multiple clinical programs which we have designed to support regulatory pathways for accelerated development with AGEN1181 as a monotherapy and in combination with balstilimab. Our combination of anti-CTLA-4 and anti-PD-1 programs (zalifrelimab and balstilimab, respectively) are in a late phase clinical trial designed to support BLA filings under the U.S. Food and Drug Administration (“FDA”) accelerated approval pathway. While we have recently withdrawn our BLA application for balstilimab monotherapy to treat 2nd line cervical cancer following the full approval of pembrolizumab, which came four months earlier than FDA goal date, we continue to advance balstilimab plus zalifrelimab in 2L cervical cancer with recent data of the combination presented at ESMO2021. We will review our plans in upcoming discussions with the FDA.

We have formed collaborations with companies such as Bristol-Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of September 30, 2021, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, as well as the exclusive option to exclusively license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. All three assets have entered clinical development. In November 2020, Gilead elected to return AGEN1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. In the third quarter of 2021, we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. The AGEN2373 option agreement remains in place, and we are responsible for developing the program up to the option decision point, at which time Gilead may acquire exclusive rights to the program on option exercise. We have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Pursuant to the terms of the AGEN2373 option agreement, we remain eligible to receive a $50.0 million option exercise fee and, if exercised, up to an additional $530.0 million in aggregate milestone payments, as well as royalties on any future sales.

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

In May 2021, we entered into a License, Development and Commercialization Agreement (“BMS License Agreement”) with BMS to collaborate on the development and commercialization of our pre-clinical proprietary anti-TIGIT bispecific antibody program AGEN1777. Under the BMS License Agreement, we granted BMS an exclusive worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize AGEN1777 and its derivatives in all fields; provided, we retained an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. Pursuant to the BMS License Agreement, we received an upfront cash payment of $200.0 million in July 2021 and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus tiered royalties. In exchange, BMS is responsible for all of the development, regulatory approval, manufacturing and commercialization costs with respect to products containing AGEN1777. We have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties. Finally, we also have the option to co-promote AGEN1777 in the U.S. In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone.

In September 2021, we announced the launch of SaponiQx to spearhead innovation in novel adjuvant discovery and vaccine design, including in relation to our saponin-based adjuvants. We also announced our partnership with Ginkgo Bioworks, Inc. to develop SaponiQx’s novel saponin products from sustainably sourced raw materials, with a goal to meet the current demands placed on the vaccine industry for pandemic vaccines. Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s shingles vaccine, Shingrix. In October 2017, GSK’s shingles vaccine was approved in the United States by the FDA. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We do not incur clinical development costs for products partnered with GSK. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). We received the First HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion, and we remain eligible to receive the Second HCR Milestone.

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

MiNK Therapeutics is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening immune-mediated diseases. In October 2021, the FDA cleared the Investigational New Drug application (IND) for AGENT-797, an allogeneic iNKT therapy, for the treatment of patients with solid tumor cancers with AGENT-797 alone and in combination with approved checkpoint antibodies. AGENT-797 is in ongoing clinical trials in hematological malignancies, including multiple myeloma and B cell lymphoma, and viral Acute Respiratory Distress (ARDS) secondary to COVID-19 and influenza with early data readouts in 2021. In October 2021, MiNK Therapeutics completed an initial public offering of 3,333,334 shares of its common stock, trading on the Nasdaq Global Market under the ticker symbol “INKT”, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, were approximately $40.0 million. Subsequently, the underwriters in the initial public offering exercised their option to acquire an additional 500,000 shares at the public offering price and such shares were delivered on November 3, 2021. MiNK Therapeutics has licensed the INKT technology from Agenus and retains the rights to develop and expand a proprietary pipeline of engineered CAR-INKTs, TCRs, and INKT bispecific engagers.  MiNK has a dedicated leadership and operational team and independent operating governance.

Historical Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Research and development revenue

 We recognized research and development revenue of approximately $239.0 million and $4.3 million during the three months ended September 30, 2021 and 2020, respectively. Research and development revenues in the third quarter of 2021 primarily consisted of $220.0 million related to an upfront license fee and milestone earned under our BMS License Agreement and $18.2 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the third quarter of 2020 primarily consisted of $4.1 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the three months ended September 30, 2021 and 2020, we recognized approximately $12.6 million and $8.9 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 34% to $42.9 million for the three months ended September 30, 2021 from $32.1 million for the three months ended September 30, 2020. Increased expenses in the three months ended September 30, 2021 primarily relate to an $8.0 million increase in third-party services and other expenses related to the advancement of our antibody programs, a $2.2 million increase in personnel related expenses, primarily due to increased headcount, and a $1.2 million increase in expenses attributable to the activities of our subsidiaries. These increases were partially offset by a $0.7 million decrease in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 49% to $21.4 million for the three months ended September 30, 2021 from $14.4 million for the three months ended September 30, 2020. Increased expenses in the three months ended September 30, 2021 primarily relate to a $2.4 million increase in personnel related expenses, primarily due to both increased share-based compensation expense and increased headcount, a $4.0 million increase in professional fees, primarily due to increased expenses related to commercial readiness activities and a $0.6 million increase in expenses attributable to the activities of our subsidiaries.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $0.8 million for the three months ended September 30, 2021, from expense of $0.6 million for the three months ended September 30, 2020 to income of $0.1 million for the three months ended September 30, 2021, primarily due to increased foreign currency exchange gains in the third quarter of 2021 compared to the third quarter of 2020.

Interest expense, net

Interest expense, net increased to approximately $16.6 million for the three months ended September 30, 2021 from $16.2 million for the three months ended September 30, 2020, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Research and development revenue

We recognized research and development revenue of approximately $242.3 million and $24.3 million during the nine months ended September 30, 2021 and 2020, respectively. Research and development revenues in the first nine months of 2021 primarily consisted of $220.0 million related to an upfront license fee and milestone earned under our BMS License Agreement and $20.6 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the first nine months of 2020 primarily consisted of $9.9 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $13.9 million related to the recognition of an upfront fee under our Betta License Agreement.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. During the nine months ended September 30, 2021 and 2020, we recognized approximately $28.9 million and $30.0 million, respectively, in non-cash royalty revenue related to our agreement with GSK.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 17% to $125.1 million for the nine months ended September 30, 2021 from $107.1 million for the nine months ended September 30, 2020. Increased expenses in the nine months ended September 30, 2021 primarily relate to a $13.6 million increase in third-party services and other expenses related to the advancement of our antibody programs, a $2.1 million increase in personnel related expenses, primarily due to increased headcount, and a $2.7 million increase in expenses attributable to the activities of our subsidiaries. These increases were partially offset by a $0.3 million decrease in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 39% to $54.4 million for the nine months ended September 30, 2021 from $39.2 million for the nine months ended September 30, 2020. Increased expenses in the nine months ended September 30, 2021 primarily relate to a $5.4 million increase in professional fees, primarily due to increased expenses related to commercial readiness activities, a $7.1 million increase in personnel related expenses, primarily due to both increased share-based compensation expense and increased headcount, a

$2.0 million increase in expenses attributable to the activities of our subsidiaries and a $0.7 million increase in other general and administrative expenses.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $4.1 million for the nine months ended September 30, 2021, from expense of $2.0 million for the nine months ended September 30, 2020 to income of $2.1 million for the nine months ended September 30, 2021, primarily due to our increased foreign currency exchange gains in the first nine months of 2021 compared to the first nine months of 2020.

Interest expense, net:

Interest expense, net increased to approximately $49.1 million for the nine months ended September 30, 2021 from $44.9 million for the nine months ended September 30, 2020, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the nine months ended September 30, 2021, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2021	2020	2019	2018	Prior to 2018	Total
Antibody programs*	Various	$101,266	$118,200	$126,400	$97,011	$256,288	$699,165
Heat shock proteins for cancer	Prophage and ASV	1,009	1,076	13,235	13,235	335,890	364,445
Vaccine adjuvant	QS-21 Stimulon	2,282	304	872	211	14,098	17,767
Cell therapies and other research and development programs	Various	20,565	23,037	27,832	14,143	78,342	163,919
Total research and development expenses		$125,122	$142,617	$168,339	$124,600	$684,618	$1,245,296

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.4 billion as of September 30, 2021. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through September 30, 2021, we have raised aggregate net proceeds of approximately $1.6 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 35.0 million and 9.2 million shares of our common stock pursuant to the Sales during the nine months ended September 30, 2021 and the period of October 1, 2021 through November 5, 2021, respectively, and received aggregate net proceeds totaling $197.6 million. As of November 5, 2021, approximately 38.1 million shares remained available for sale under the Sales Agreement.

As of September 30, 2021, we had debt outstanding of $13.5 million in principal. In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding.

Our cash, cash equivalents and short-term investments at September 30, 2021 were $261.5 million, an increase of $161.7 million from December 31, 2020.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $261.5 million as of September 30, 2021, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We are presently in partnership, and out licensing discussions and contemplating additional financial transactions which, if consummated, could extend our cash resources substantially beyond 2022.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction, and our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash through the end of 2020 and the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations.  We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, (2) milestone payments from our existing partnerships, (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $481.6 million over the term of the related activities. Through September 30, 2021, we have expensed $368.0 million as research and development expenses and $363.4 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash provided by (used in) operating activities for the nine months ended September 30, 2021 and 2020 was $33.1 million and ($103.5) million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Less than 0.1%, and approximately 0.3% of our cash used in operations for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formerly with operations in Belgium, Agenus Switzerland a company formerly with operations in Switzerland and both Agenus UK Limited and AgenTus Therapeutics Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

We had cash, cash equivalents and short-term investments at September 30, 2021 of $261.5 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2021, an Agenus stockholder filed a derivative complaint against members of our board of directors and certain senior management in the Delaware Court of Chancery with Agenus as a nominal defendant. The complaint challenges equity awards made in December 2020 on the ground that they were improperly granted. The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff seeks an award of damages to Agenus, an order rescinding the challenged awards, granting other equitable relief, such as disgorgement, and an award of attorneys’ fees. The defendants have filed a motion to dismiss the complaint in its entirety. The financial impact of the plaintiff's claims is not estimable.

Item 1A.	Risk Factors

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:

Risks Related to our Financial Position and Need for Additional Capital

•	We have historically incurred net losses and anticipate that we will continue to incur net losses in the future.
•	If we fail to obtain additional financing, we will not be able to complete development and commercialization of our product candidates.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

Risks Related to the Development of Our Product Candidates

•	Our business is highly dependent on the success of our AGEN1181 and combination therapy programs.
•	Preliminary or interim data that we report on our clinical trials could change materially by the time the data is finalized.
•	Our clinical trials or those of our current and future collaborators may reveal significant adverse events or lack of sufficient efficacy or durability of response.
•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

•	The market opportunities for our product candidates may be small, and our estimates of the prevalence of our target patient populations may be inaccurate.
•	We have no experience in marketing, selling and distributing products or performing commercial compliance.

Risks Related to Manufacturing and Supply

•	Manufacturing challenges could result in having insufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost.
•	We own and operate our own clinical scale manufacturing infrastructure, which is costly and time-consuming.

•	We are building our own commercial scale manufacturing facticity, which is costly and time-consuming.

Risks Related to Our Reliance on Third Parties

•	We are dependent upon third parties to further develop and commercialize certain of our antibody programs.
•	Failure to enter into and/or maintain licensing, distribution and/or collaboration agreements may adversely affect our business.
•	If third parties do not carry out their contractual duties, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

Risks Related to Government Regulation

•	The regulatory approval process for our product candidates is uncertain and will be lengthy.
•	We may fail to obtain regulatory approval of our product candidates.
•	Our relationships with third parties are subject to extensive healthcare laws and regulations.
•	If we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review.
•	Healthcare regulatory reform measures may have an adverse effect on our business.
•

Laws and regulations governing any international operations may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs

•	Risks associated with doing business internationally could negatively affect our business.
•	Our ability to use net operating losses and tax credits to offset future income may be subject to limitations.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and enforce patent protection for our product candidates and related technology.
•	If we fail to comply with our intellectual property licenses, we could lose important license rights.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in U.S. patent law could diminish the value of patents.
•	We may be unable to protect the confidentiality of our proprietary information.
•	Our employees, consultants or independent contractors could wrongfully use or disclose confidential information.
•	We may infringe the patents and other proprietary rights of third parties.
•	We may become involved in lawsuits to protect or enforce our patents.

Risks Related to Business Operations, Employee Matters and Managing Growth

•	We may encounter difficulties in managing our recent growth and/or corporate consolidation efforts.
•	Legal claims against us may reduce demand for our products and/or result in substantial damages.
•	Information technology security breaches could result in a material disruption in our business and subject us to sanctions and penalties.
•	Our affiliate Mink Therapeutics may be unsuccessful at advancing our cell therapy business.

Risks Related to Our Common Stock

•	Our stock’s trading volume and public trading price has been volatile.
•	We do not intend to pay cash dividends on our common stock.
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since our inception. Our net losses for the years ended December 31, 2020, 2019, and 2018, were $182.9 million, $111.6 million and $162.0 million, respectively. During the nine months ended September 30, 2021, we generated net income of $38.9 million, which is mainly attributable to the $200.0 million we received under our License, Development and Commercialization Agreement with BMS. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2021, we had $261.5 million of cash, cash equivalents and short-term investments. Based on our current plans and projections, we believe that our cash resources as of September 30, 2021, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. We are presently in partnership, and out licensing discussions and contemplating additional financial transactions which, if consummated, could extend our cash resources substantially beyond 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $261.5 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since September 30, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital to fund our operations for more than one year from when these financial statements were issued. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

If we do not have sufficient cash on hand to service or repay our 2015 Subordinated Notes, we may be required to raise additional capital which entails the risks described herein.

Risks Related to the Development of Our Product Candidates

Our business is highly dependent on the success of our clinical stage programs, including our AGEN1181 and related combination therapy programs, which still require significant additional clinical development.

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates.

We announced, on October 22, 2021, a strategic decision to voluntarily withdraw our Biologics License Application (BLA) for balstilimab, a PD-1 inhibitor, as a monotherapy for treatment of cervical cancer. The decision came after consultation with the FDA following early full approval of pembrolizumab in second-line cervical cancer. We are continuing to pursue our anti-PD-1 program in combination regimens, including in combination with an anti-CTLA-4.

We have two anti-CTLA-4 therapeutic candidates (zalifrelimab and AGEN1181) in clinical trials. We expect to solidify our strategy for the balstilimab/zalifrelimab combination filing, pending further discussion with the FDA. These timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. There is no guarantee that our BLA submissions, if any, will be approved, or that we will be able to successfully commercialize these assets. If our AGEN1181 programs

(including combination therapies with AGEN1181) encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business may be significantly harmed.

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

The successful development of immune modulating antibodies, including AGEN1181, alone and in combination with other therapeutic candidates, is highly uncertain.

Successful development of immune modulating antibodies, such as AGEN1181, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immune modulating antibodies that appear promising in the early phases of development may fail to reach, or remain in, the market for several reasons, including:

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

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may be difficult to predict for immune modulating antibodies, including for anti-CTLA-4 and related combination therapies.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year, and most recently in June 2021, we reported positive interim data from our lead trials of balstilimab and zalifrelimab. In April 2021, we also reported new clinical responses from a Phase 1/2 trial of AGEN1181, and in June 2021, we reported Phase 1 clinical responses for AGEN2373. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that either balstilimab/zalifrelimab combination therapy (or any of our earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for either of these programs could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

For example, in 2018 we presented early data on our balstilimab and zalifrelimab programs at major oncology conferences that demonstrated a clinical benefit (i.e., complete response, partial response or disease stabilization) in more than 60% of patients treated with balstilimab and zalifrelimab at that time. In September 2020, we reported interim data from our registrational trials of these same programs that showed overall response rates of approximately 14% with balstilimab monotherapy and approximately 22% with balstilimab/zalifrelimab combination therapy. Similarly, in April 2021, we provided updated data from our trial of balstilimab as a monotherapy, which showed an overall response rate of 15%. We may not be able to replicate these positive results in future clinical trials for these programs and, in the case of interim results, the final data readouts may not show similar positive results. The final data readouts on these programs may not show similar positive results.

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

We or our affiliates are currently advancing multiple immune modulating antibodies, vaccines and vaccine adjuvants (SaponiQx subsidiary), and adoptive cell therapies (MiNK Therapeutics). Simultaneously advancing so many product candidates creates a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business.

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

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the regulatory pathway being pursued is eliminated due to the unexpected or early full approval of a competing agent, as recently occurred with balstilimab;
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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb and CD137. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agents targeting LAG-3, TIM-3, OX40 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4 and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, TIM-3 and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic, (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) antibody and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3 and LAG-3 in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights) Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories) and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals (EQRx has ex-China rights), CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, Incyte, ImmuneOncia Therapeutics Inc., Jounce

Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of other next-generation monospecifics targeting CTLA-4 in the clinic, including those from Harbour BioMed, OncoImmune, Adagene and others.We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma, Alphamab, and Alpine Immune Sciences. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage monospecific drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Corvus Pharmaceuticals, CStone Therapeutics, Innovent Biologics, Inhibrx, Lyvgen Biopharma, MedPacto, Novartis, Astellas, Servier, Scholar Rock, and Sanofi. We are also aware of preclinical stage competitors developing monospecific agents against these targets. Further, we are also aware of competitors developing bispecifics targeting these pathways.

Additionally, AGEN1777, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies that could compete with this program. These include, but are not limited to, Arcus Biosciences, Beigene, Compugen, iTeos Therapeutics (partnered with GSK), Merck, Mereo Biopharma, Roche, Innovent Biologics, Merck KGaA and Seagen Inc. Additionally, some competitors are also developing TIGIT bispecifics; for example, Compugen and Innovent have clinical stage bispecifics co-targeting PD-1 and TIGIT. We are also aware of competitor programs, in monospecific and bispecific formats, that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are evaluating balstilimab and zalifrelimab in second line cervical cancer. We are aware that Merck’s PD-1 antagonist, Keytruda, has been fully approved in advanced cervical cancer. Recently, Seagen Inc. and Genmab A/S received accelerated approval for Tivdak, a drug co-developed by these companies, for use in recurrent/metastatic cervical cancer patients, including in the second line setting. We are also aware that the BLA for another PD-1 antagonist, Libtayo, being developed by Regeneron and Sanofi in second line cervical cancer, is under review with a target action date of January 30, 2022. We are also aware that Lee Pharmaceutical’s NDA recently accepted by the NMPA and that Akeso Bio (anti PD-1/CTLA-4 bispecific) has received approval in China from the CDE to submit its NDA in this setting. Beyond these developments, we are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, BMS (anti-PD-1 alone or in combination with CTLA-4), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFb), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Vaccibody (HPV vaccine in combination with anti-PD-L1), Biocad (anti-PD-1), Genor Biopharma (anti-PD-1), Gloria Biosciences (Anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel) and Innovent Biologics (anti-PD-1 alone or in combination with anti-CTLA-4).

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

SaponiQx, our subsidiary company, is developing QS-21 Stimulon.  Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

If any of our product candidates receive marketing approval, whether as single agents or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors could continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any future products, if approved for commercial sale, will depend on a number of factors, including:

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423, a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead had the exclusive right to develop and commercialize AGEN1423, and we were eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate. In November 2020, Gilead elected to return AGEN1423 to us and voluntarily terminated the license agreement effective as of February 4, 2021. In October of 2021, Gilead elected to terminate the option to license AGEN1223.  The option agreement for AGEN2373 remains in place, and we are responsible for developing the program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $10.0 million in the aggregate. If Gilead exercises an option for AGEN2373, it would be required to pay an upfront option exercise fee of $50.0 million. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. We will have the right to opt-in to share Gilead’s development and commercialization costs in the United States for AGEN2373 in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will be able to successfully advance the AGEN2373 option program to the option decision point, and, even if we do, there is no guarantee that Gilead will exercise its option. If Gilead does pursue a licensed or optioned program, there is no guarantee that we will be able to advance any such program ourselves or with another partner.

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

Breakthrough Therapy Designation or Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

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

We received Fast Track Designation for investigation of balstilimab in combination with zalifrelimab for the treatment of patients with relapsed or refractory metastatic cervical cancer and balstilimab alone for the treatment of cervical cancer, and we intend to apply for such designation for our other product candidates in the future. The FDA subsequently determined it was no longer appropriate to review the BLA for balstilimab (alone) for accelerated approval in view of its grant of full approval to pembrolizumab and recommended that we withdraw our BLA. We subsequently made a strategic decision to withdraw our BLA for balstilimab (alone). The decision to withdraw the BLA does not change the development plans for balstilimab combinations, including plans for balstilimab in combination with one of our anti-CTLA-4 candidates.

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

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (“HHS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and other categories of healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members;

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 30 issued United States patents and approximately 25 issued foreign patents. We also own, co-own or have exclusive rights to approximately 40 pending United States patent applications and approximately 260 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our approximately 40 pending United States patent applications and approximately 260 pending foreign patent applications may not result in patents being issued which protect our product candidates or patents which effectively prevent others from commercializing competitive technologies and product candidates.

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

Over the past 5 years, we have expanded our headcount substantially, in part through various acquisitions and the expansion of our research, development and manufacturing infrastructure and activities both nationally and internationally. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

As part of our efforts to optimize efficiency across our organization, we previously closed offices in Germany and Switzerland and consolidated these operations in the UK. In January 2020, our affiliate MiNK closed its Waterloo, Belgium office and consolidated those operations in our Lexington, MA facility.  In March 2020, as a result of the COVID-19 pandemic, we completed a company-wide reduction in force. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We are still in the process of liquidating 4-AB and transferring intellectual property rights from Switzerland to the United States or elsewhere. There could be adverse tax consequences resulting from this migration of intellectual property rights, which could have an adverse effect on our business and operations.

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

Both Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994, and Jennifer Buell, Ph.D., our President and Chief Operating Officer, are integral to building our company and developing our technology. If either Dr. Armen or Dr. Buell is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have employment agreements with Dr. Armen and Dr. Buell. They both play an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen, Dr. Buell or any other employee. The loss of the services of Dr. Armen or Dr. Buell, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Dr. Buell also serves as Chief Executive Officer for MiNK Therapeutics, and Dr. Armen is Chairman of the Board of Directors of MiNK Therapeutics.

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

Our affiliate, MiNK Therapeutics, successfully closed an IPO in October 2021.   We have made substantial investments in MiNK Therapeutics. There is no guarantee that it will be able to continue to attract funding from other sources, and, even if the business receives such funding, there is no guarantee that it will be successful.

MiNK Therapeutics, an affiliate of Agenus, closed an IPO in October 2021.  We own 26,332,958 shares, representing 78.6% of MiNK Therapeutics’ Common Stock.  There is no guarantee that MiNK will be able to attract external funding in the future.  If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK Therapeutics will be successful in advancing one or more product candidates through clinical development.

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

During the period from our initial public offering on February 4, 2000 to September 30, 2021, and the nine-months ended September 30, 2021, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.56 and $6.63 per share, respectively. The average daily trading volume for the nine-months ended September 30, 2021 was approximately 4,098,245 shares, while the average daily trading volume for the year ended December 31, 2020 was approximately 2,557,223 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of November 5, 2021, we had 256,831,180 shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 100,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of November 5, 2021, an aggregate of approximately 71,444,219 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020, the resale of which must be registered with the SEC by October 2021. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2021, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of September 30, 2021, options to purchase 32,809,766 shares of our common stock with a weighted average exercise price per share of $3.65 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant.

As of September 30, 2021, we had 14,386,054 vested options and 1,045,550 non-vested shares outstanding.

As of September 30, 2021, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	November 9, 2021	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer