Form 10-K
period 2021-12-31
AGENUS INC
filed 2022-03-01
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2021 (the last trading day of the registrant’s second fiscal quarter of 2021) was: $1.23 billion. There were 257,153,860 shares of the registrant’s Common Stock outstanding as of January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

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

Our Business

We are a clinical-stage company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies (through our subsidiary MiNK Therapeutics, Inc. (“MiNK”)) and adjuvants and vaccines (through our subsidiary SaponiQx, Inc. (“SaponiQx”)) to fight cancer and other immune related diseases. This robust product pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. Our primary focus is immuno-oncology (“I-O”), and our business is designed to drive success through speed, innovation and effective combination therapies. We believe that a deep understanding of each patient’s cancer and the potential to deliver combination therapies will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms. Our most advanced antibody candidates are balstilimab (an anti-PD-1 antibody) and zalifrelimab (an anti-CTLA-4 antibody), which have been evaluated in Phase 2 trials as both a monotherapy (balstilimab) and combination therapy (balstilimab/zalifrelimab) for treatment of patients with second-line cervical cancer. Both trials met their clinical endpoints.  In the largest single arm Phase 2 trial to date evaluating anti PD-1 therapy in second-line cervical cancer (140 patients), balstilimab monotherapy demonstrated objective responses in both PD-L1-positive and PD-L1-negative patients, 20% and 8%, respectively, compared to pembrolizumab responses of 14% and 0% in a trial of 77 patients. In a separate trial, the combination of balstilimab with zalifrelimab demonstrated objective response rates in PD-L1-positive and PD-L1-negative patients of 32.8% and 9.1%, respectively, more than double the benefit reported in pembrolizumab’s label.

We are also advancing a proprietary next-generation anti-CTLA-4 antibody, botensilimab (also known as AGEN1181), which is designed to improve the magnitude of responses to first-generation anti-CTLA-4 molecules, to expand the population of patients currently benefiting from anti-CTLA-4 therapy, and to reduce or eliminate side effects that lead to treatment discontinuation. Botensilimab is currently in a Phase 1/2 study as a monotherapy and as a combination therapy with balstilimab.   We recently reported data from the Phase 1 study at the Society for Immunotherapy of Cancer meeting in November 2021, which demonstrated clinical responses across nine cold and treatment-resistant cancers. As a monotherapy, we observed four cases of confirmed objective response, including the first reported anti-CTLA-4 monotherapy responses in endometrial, pancreatic and PD-1 relapse / refractory cervical cancer.  In combination with our PD-1 antibody, balstilimab, we saw broad clinical benefit across a number of cancers – including colorectal, ovarian, endometrial, non-small cell lung cancer, angiosarcoma, and leiomyosarcoma.  These responses have been durable, with half lasting at least six months and the majority ongoing at the time of data cut-off.

In addition to our lead programs, Agenus scientists have leveraged our internal discovery and translational platforms and powerful algorithms to develop a pipeline of molecules that are intended to address key aspects of antitumor immunity and tumor resistance mechanisms, by modulating myeloid cell biology, conditioning the tumor microenvironment, and augmenting the activity of immune cells. Some of these novel agents are advancing to the clinic via the Agenus pipeline or via partnering relationships. Given the diversity of our pipeline, we are positioned to advance differentiated combination therapies with our goal being to enhance response rates and thereby benefit patients who are unresponsive to current immunotherapies.

Additionally, in October 2021, we completed the initial public offering (“IPO”) of MiNK, trading on the Nasdaq Global Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, AGENT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK has commenced a Phase 1 clinical trial of AGENT-797 for the treatment of multiple myeloma and received clearance from the United States Food and Drug Administration (“FDA”) to initiate a Phase 1 clinical trial for the treatment of solid tumors as a monotherapy and in combination with commercially approved checkpoint inhibitors. MiNK is also evaluating AGENT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”) and published top-line data from this Phase 1 clinical trial in the fourth quarter of 2021, reporting a 77% survival rate in older, mechanically ventilated patients with COVID-19 respiratory failure.

To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and vaccines.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our Vision

We believe that combination therapies and a deep understanding of each patient’s cancer will be key drivers of success in substantially expanding the patient population benefiting from current I-O therapies. In addition, delivering innovation with speed is critical for our future success, as drug development timelines in oncology shorten while product obsolescence rates climb. We believe our fully integrated, end-to-end capabilities from our artificial intelligence-powered VISION platform for novel target discovery, antibody generation, cell line development,  to cGMP manufacturing and clinical development and operations capability, together with a comprehensive and complementary portfolio will uniquely position us to produce novel therapies on accelerated timelines. We believe that a balanced pipeline of product candidates should focus on both validated targets as well as novel targets designed to address tumor escape mechanisms. In this context, CTLA-4 and PD-1 antagonists are recognized as the first clinically validated immunotherapy combination. These therapeutic targets, in combination with innovative immunomodulatory antibodies, cell therapies, or immune educating vaccines, are reasonably anticipated to be focal points of the next generation of I-O combination therapies. Therefore, we plan to develop, register and launch proprietary antibodies targeting PD-1 and CTLA-4 aggressively through the clinic and expand with novel combination therapies designed to improve clinical response and the durability of response of existing therapies.

Our Strategy

Our strategy is to bring innovative combination therapies for cancer patients to substantially expand the patient population benefiting from current I-O therapies. Our diverse pipeline of antibody-based therapeutics, cell therapies, adjuvants and cancer vaccines enable us to pursue therapeutically relevant approaches focused on safe and effective therapeutic agent combinations. In line with this approach, we are pursuing clinical trials designed to strengthen the efficacy and safety signals demonstrated to date and that may support a potential filing for full approval and/or accelerated approval based on the magnitude of benefit demonstrated.

Our strategies for our more novel, earlier stage development programs are to leverage learnings from prior programs to address limitations of first-generation molecules and build a portfolio that addresses resistance mechanism.  Our clinical portfolio also includes a number of differentiated approaches to novel I-O targets, including TIGIT, LAG-3, ILT4, and CD137.  For example, our CD137 agonist, AGEN2373, was designed to be conditionally active in the tumor microenvironment and has demonstrated clinical benefit without evidence of liver toxicity that have stalled other clinical-stage CD137 therapies.  These agents are being pursued in anti-PD-1 combinations, as well as unique combinations driven by biology and clinical experience, such as our combination study evaluating botensilimab with CD137 (AGEN2373) antibodies in PD-1 relapsed or refractory melanoma.

We are advancing our portfolio through a combination of independent development and strategic partnerships with industry leaders.

Our Assets

Our I-O assets include antibody-based therapeutics, monospecific and bispecific antibodies, cell therapy (through MiNK), vaccines and adjuvants (through SaponiQx). Our clinical-stage portfolio includes the following assets:

•

Balstilimab (AGEN2034) – an anti-PD-1 monospecific antibody currently being evaluated in combinations with botensilimab and zalifrelimab, as well as in a clinical collaboration with Rottapharm S.p.A. in combination with CR6086;

•

Zalifrelimab (AGEN1884) – a first-generation anti-CTLA-4 monospecific antibody currently being evaluated in combination with balstilimab, as well as in a clinical collaboration with Nelum in combination with NLM-001;

•	Botensilimab (AGEN1181) – a next-generation anti-CTLA-4 monospecific antibody currently in a Phase 1/2 clinical trial being advanced by Agenus as a monotherapy and in combination with balstilimab;
•

AGEN2373 – an anti-CD137 monospecific antibody currently in a Phase 1 clinical trial being advanced by Agenus as monotherapy and in combination with botensilimab, and which Gilead Sciences, Inc. (“Gilead”) has an option to license exclusively;

•	AGEN1423 – a tumor microenvironment conditioning anti-CD73/TGFβ TRAP bifunctional antibody that recently completed a Phase 1 clinical trial sponsored by Gilead;
•	AGEN1777 – a bispecific antibody targeting TIGIT exclusively licensed to Bristol Myers Squibb Company (“BMS”) and being advanced by Agenus in a Phase 1 clinical trial.
•	MK-4830 – a monospecific antibody targeting ILT4 exclusively licensed to Merck Sharpe & Dohme (“Merck”) and being advanced by Merck in a Phase 2 clinical trial.
•	INCAGN1876 – an anti-GITR monospecific antibody exclusively licensed to Incyte Corporation (“Incyte”) and being advanced by Incyte in a Phase 1/2 clinical trial;
•	INCAGN1949 – an anti-OX40 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in a Phase 1/2 clinical trial;
•	INCAGN2390 – an anti-TIM-3 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in a Phase 1/2 clinical trial;

•	INCAGN2385 – an anti-LAG-3 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in a Phase 1/2 clinical trial;
•	AGENT 797 – allogeneic iNKT cells exclusively licensed to MiNK and being advanced by MiNK in Phase 1 studies in solid tumors, multiple myeloma, and viral ARDS; and
•

QS-21 Stimulon™ – adjuvant extracted from the bark of the Quillaja saponaria (soap bark) evergreen tree native and purified using Agenus’ proprietary process; key component in several GlaxoSmithKline plc (“GSK”) vaccines, including the most efficacious shingles vaccine, Shingrix®, which has demonstrated >90% efficacy, as well as the first ever malaria vaccine, Mosquirix®.

We also have a robust pipeline of pre-clinical assets, which include AGEN1571, an antibody targeting tumor associated macrophages. We expect to initiate clinical trials with AGEN1571 in 2022.

Our proprietary QS-21 Stimulon is considered to be one of the most potent adjuvants known. By way of example, QS-21 Stimulon is a key component in several GSK vaccines, including GSK’s Shingrix, which reported sales in excess of $2.0 billion in each of 2019 and 2020, its first two years on the market. Sales in 2019 triggered a $15.1 million milestone payment to us from Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”), which we received in 2020. In 2019, the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure continuous future supplies of QS-21 Stimulon, which we are pursuing in partnership with Phyton Biotech and Ginkgo Bioworks.

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

We possess end-to-end capabilities in-house – from discovery through to manufacturing – that have enabled us to advance our discoveries at lower costs with efficiency and speed. These product development advantages allow us to manage a large portfolio of discoveries; and have given rise to clinical stage antibody candidates, pre-clinical programs, and partnerships (i.e., with BMS, Gilead, Incyte, Merck, GSK and Betta Pharmaceuticals Co., Ltd. (“Betta”)).

Over approximately the past six months, we and our partners have reported the following clinical data on our checkpoint antibody programs:

•

Results from clinical trials in second-line cervical cancer revealed in n=140 patient balstilimab (anti-PD-1 antibody) monotherapy trial achieved response rates of 15% in all treated patients and 20% in PD-L1 positive patients, and in a trial of n=125 patient balstilimab (anti-PD-1 antibody) + zalifrelimab (anti-CTLA-4 antibody) combination trial achieved response rates of 25.6% in all patients and 32.8% in PD-L1 positive patients;

•

Updated data from a Phase 1/2 trial of botensilimab (Fc-enhanced anti-CTLA-4 antibody), as monotherapy and in combination with Agenus’ anti-PD-1 balstilimab, with clinical responses reported across nine cold and treatment-resistant tumor types, including microsatellite stable (“MSS”) colorectal cancer, ovarian cancer, MSS endometrial cancer, and melanoma; as well as responses in tumors not previously reported, including pancreatic cancer, cervical cancer, visceral angiosarcoma, non-small cell lung cancer, and leiomyosarcoma. The majority of responses lasted at least six months and were ongoing at the time of data cut-off, demonstrating strong durability;

•

Preliminary data from a Phase 1 trial of AGEN2373 (CD137 agonist) showing good tolerability and disease stabilization in heavily pretreated patients with advanced solid tumors, with no dose limiting toxicities or evidence of drug related liver toxicity observed to date;

•

Preliminary data from a Phase 1 trial of iNKT cell therapy demonstrating a pronounced survival rate of 77% in mechanically ventilated elderly COVID-19 patients with moderate to severe viral ARDS after a single dose of AGENT-797 compared to a national average of approximately 40% (range 24-53%) for intubated or mechanically ventilated patients during time of enrollment; further, early data of single dose administration of AGENT-797 without lymphodepletion in a heavily pre-treated multiple myeloma population refractory to approved therapies revealed suppression of M spike protein, tumor cells in the bone marrow, and durable disease stabilization continuing beyond six months; and

•

Data from a Phase 1 trial of MK-4830 as monotherapy and in combination with pembrolizumab, showing that the single agent and combination were well tolerated and demonstrated dose-related evidence of target engagement and antitumor activity.

With respect to our novel discovery pipeline, our most advanced asset is our next generation anti-CTLA-4 antibody, botensilimab (AGEN1181), an anti-CTLA-4 antagonist with an Fc-enhanced IgG1 backbone. Botensilimab was designed to have multiple potential advantages relative to competing anti-CTLA-4 molecules, including:

(1)

Enhancing clinical benefit in hot tumors such as melanoma where CTLA-4 can be effective, but not for all patients.  Approximately 40% of patients express the low affinity FcyRIIIA receptor and a study in melanoma suggest these patients had a worse clinical outcome with first-generation CTLA-4 therapy (ipilimumab). In our Phase 1 study, we have already observed multiple responses in patients expressing the low affinity FcyRIIIA receptor;

(2)

Expanding the curative benefits of I-O to cold tumors that do not respond to approved immunotherapies. This is achieved by increased potency – through improved T cell activation, priming, memory formation, and counteracting the immune suppressive activity of regulatory T cells. In our Phase 1 study, we have reported confirmed objective responses to botensilimab monotherapy, including the first reported CTLA-4 monotherapy responses in MSS endometrial, pancreatic and PD-1 relapse / refractory cervical cancer; and

(3)

Improving safety to reduce or eliminate side effects that influence treatment discontinuation. Our Fc engineering is designed to avoid complement fixation, preventing difficult-to-treat side effects such as irreversible hypophysitis observed with first generation anti-CTLA-4, Yervoy®. In our Phase 1 study, botensilimab has been well tolerated, with no observed cases of hypophysitis or pneumonitis.

In October 2021, we announced the withdrawal of our Biologics Licensing Application (“BLA”) for balstilimab monotherapy to treat second-line cervical cancer. Our decision came at the recommendation of the FDA following the full approval of pembrolizumab, four months earlier than the FDA goal date. The BLA submission for balstilimab received Fast Track and Priority Review designation from the FDA, with a target action date of December 16, 2021. As part of the BLA review process, we successfully completed three FDA inspections, with no cited issues, concerns, or Form-483s. Based on this change to the treatment landscape, we are no longer pursuing US registration for the combination of balstilimab and zalifrelimab in second-line cervical cancer.

Partnered CPM Programs

In May 2021, we entered into a License, Development and Commercialization Agreement (“BMS License Agreement”) with BMS pursuant to which we granted BMS an exclusive license to develop, manufacture and commercialize our proprietary anti-TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus royalties on worldwide net sales of products containing AGEN1777.  In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone.  Under the BMS License Agreement, we retain an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. Additionally, we have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties on U.S. net sales of co-funded products ranging from the mid-teens to low twenties percent and ex-U.S. net sales of co-funded products ranging from the low double digits to mid-teens percent. Finally, Agenus also has the option to co-promote AGEN1777 in the U.S.

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, we received an upfront cash payment from Gilead of $120.0 million following the closing in January 2019, and Gilead also purchased 11,111,111 shares of Agenus common stock for an additional $30.0 million.  At closing, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, as well as a right of first negotiation for two undisclosed programs. Gilead also received the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. In November 2020, Gilead elected to return AGEN1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. In the third quarter of 2021, we ceased development of AGEN1223 and in October 2021, the AGEN1223 option and license agreement was formally terminated. The AGEN2373 option and license agreement and the stock purchase agreement remain in full force and effect, and we are responsible for developing AGEN2373 up to the option decision point, at which time Gilead may acquire exclusive rights to the programs on option exercise. Pursuant to the terms of the AGEN2373 option agreement, we remain eligible to receive up to $10.0 million in aggregate milestone payments prior to option exercise, a $50.0 million option exercise fee and, if exercised, up to an additional $520.0 million in aggregate milestone payments, as well as royalties on any future sales. We also have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments.

In January 2015, we entered into a collaboration with Incyte to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four CPM programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015, we expanded the alliance by adding three novel undisclosed CPM targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Targets under the collaboration were designated as either profit-share programs, where the parties shared all costs and profits equally, or royalty-bearing programs, where Incyte funded all costs, and we were eligible to receive milestones and royalties. Under the original collaboration agreement, programs targeting GITR, OX40 and two of the undisclosed targets were designated as profit-share programs, while the other targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. Concurrent with the execution of the original collaboration agreement, we and Incyte also entered into a stock purchase agreement pursuant to which Incyte purchased approximately 7.76 million shares of our common stock for an aggregate purchase price of $35.0 million. In February 2017, we and Incyte amended the terms of the original collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs with royalties on global net sales at a flat 15% rate for each. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to Agenus (the latter being our Fc enhanced anti-TIGIT program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (anti-GITR agonist) and INCAGN1949 (anti-OX40 agonist). Concurrent with the execution of the amendment agreement, we and Incyte entered into a separate stock purchase agreement whereby Incyte purchased an additional 10 million shares of our common stock for an aggregate purchase price of $60.0 million.

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

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party and excluding the milestone we received from Incyte in the fourth quarter of 2018. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2021, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

We also have a collaboration agreement with Recepta Biopharma SA for the development of our antibodies targeting CTLA-4 and PD-1, which gives Recepta certain rights to South American countries. We expect to continue exploring additional future collaborations.

VISION

Our broad portfolio hits many facets of the immune system. Getting the right treatments to the right patient at the right time will unlock the true potential of immunotherapy. VISION is an active learning platform that is intended to use a patient’s tumor, immune system, and health data to predict their best treatment options. Predictions are strengthened by laboratory experiments that interrogate how our drugs perform under conditions that mimic a patient’s tumor and immune system. Data from each prediction automatically feed back into the platform enabling exploration of an immense range of drug-biology interactions not possible via traditional processes. The potential impacts of VISION include faster trials with higher response rates, quicker validation of drug targets, and faster optimized drug design.

SaponiQx & QS-21 Stimulon™ Adjuvant

QS-21 Stimulon™ is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 Stimulon™ is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 Stimulon™ has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine formulations across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon™ to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

In September 2021, we launched SaponiQx, our subsidiary building an integrated vaccine platform based on scalable and secure manufacturing of QS-21 Stimulon™ and other saponin-based adjuvants. The need for vaccines offering long-lasting efficacy and efficient production has become amplified in the COVID-19 pandemic. The durability offered by QS-21 Stimulon™ has been validated by Shingrix, with protection exceeding nine years, but the supply is limited due to reliance on a complicated and expensive extraction process from a Chilean soap bark tree. To this end, we are working with Phyton Biotech and Ginkgo Bioworks to optimize the plant cell culture process which we have developed for the purposes of scalable manufacturing QS-21 and next-generation saponin based adjuvants. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop the plant cell culture process for QS-21 Stimulon™. Our goal is to establish a platform for optimized and scalable vaccine formulations to address pandemic threats and other disease settings.

    Partnered QS-21 Stimulon™ Programs

In 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon™ (the “GSK License Agreement” and the “GSK Supply Agreement,” respectively). In 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon™. GSK is obligated to supply us, or our affiliates, licensees, or customers, certain quantities of commercial grade QS-21 Stimulon™ for a stated period of time. In March 2012, we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 Stimulon™ (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of Agenus or certain of our assets, which expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront cash payment of $9.0 million, $2.5 million of which was creditable toward future royalty payments. We refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement collectively as the GSK Agreements. In 2017, we received a final milestone payment of $1.0 million from GSK and are no longer entitled to any additional milestone payments under the GSK Agreements. Under the terms of the Agreement, we are generally entitled to receive a 2% royalty on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, which was triggered with GSK’s first commercial sale of Shingrix in 2017. Notably, we have already monetized and sold this entire royalty stream as discussed in more detail below. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise. We do not incur clinical development costs for products partnered with GSK.

In September 2015, we monetized a portion of the royalties associated with the GSK License Agreement to an investor group led by Oberland Capital Management for up to $115.0 million in the form of a non-dilutive royalty transaction. Under the terms of a note purchase agreement with the investor group (the “Note Purchase Agreement”), we received $100.0 million at closing for which the investors had the right to receive 100% of our worldwide royalties under the GSK License Agreement on sales of GSK’s Shingrix and malaria (RTS,S) prophylactic vaccine products that contain our QS-21 Stimulon™ adjuvant to pay down principle and interest. In November 2017, and pursuant to the Note Purchase Agreement, we received an additional $15.0 million in cash from the investors based on the approval of Shingrix by the FDA. Pursuant to the terms of this transaction, we retained the right to receive all royalties from GSK after all principal, interest and other obligations were satisfied under the Note Purchase Agreement. The Note Purchase Agreement also allowed us to buy back the loan and extinguish the notes early under pre-specified terms, which we did in January 2018.

In January 2018, we sold 100% of all royalties we were entitled to receive from GSK to HCR and used the proceeds to extinguish the debt under the Note Purchase Agreement. HCR paid approximately $190.0 million at closing for the royalty rights, of which approximately $161.9 was used to extinguish the prior notes, yielding us approximately $28.0 million in net proceeds. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. GSK’s net sales of Shingrix for the twelve months ended December 31, 2019, exceeded $2.0 billion. As a result, we received the First HCR Milestone of $15.1 million in 2020 after GSK’s net sales of Shingrix in 2019 exceeded $2.0 billion.

Manufacturing

Manufacturing CPM Antibodies

In December 2015, we acquired an antibody manufacturing pilot plant in Berkeley, CA from XOMA Corporation (“XOMA”), which we refer to as “Agenus West.” A team of former XOMA employees with valuable chemistry, manufacturing and controls experience joined us and continue to operate the facility. Since the acquisition of Agenus West, we have made significant improvements in the plant, and added additional headcount increasing both scale and capacity. Agenus West is currently producing antibody drug substance for certain of our proprietary antibody programs (monospecific and bispecific). In some cases, we have been able to deliver clinical grade material from research cell banks in approximately six to nine months, which is significantly faster than the industry average of 12-18 months. Agenus West utilizes cutting-edge technology platforms, enabling us to be self-reliant and giving us the advantage of drug substance manufacturing speed, cost efficiency, operational flexibility and manufacturing technology transfer to commercial scale partners—all with desired product quality, and with the goal of benefiting patients. In November 2020, we entered into a long-term lease in Emeryville, CA for cGMP manufacturing space, which we intend to use for certain of our own commercial manufacturing requirements in the future.

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

QS-21 Stimulon™

Except in the case of GSK, we have retained worldwide manufacturing rights for QS-21 Stimulon™, and we have the right to subcontract manufacturing for QS-21 Stimulon™. In addition, under the terms of our agreement with GSK, upon request by us, GSK is committed to supply certain quantities of commercial grade QS-21 Stimulon™ to us and our licensees for a fixed period.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to approximately 31 issued United States patents and approximately 78 issued foreign patents. We also own, co-own or have exclusive rights to approximately 36 pending United States patent applications and approximately 259 pending foreign patent applications. We may not have rights in all territories where we may pursue regulatory approval for our product candidates.

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

Projected Patent Expiration Year on a Candidate by Candidate Basis

Candidate	U.S. Basic Product Patent Expiration Year (Projected)	E.U. Basic Product Patent Expiration Year (Projected)
Balstilimab(1)	2037	2036
Zalifrelimab(2)	2037	2036
Botensilimab(3)	2037	2037
AGEN1423(4)	2039	2039
INCAGN1876(5)	2035	2035
INCAGN1949(6)	2037	2036
INCAGN2390(7)	2037	2037
INCAGN2385(8)	2037	2037
MK-4830(9)	2038	2038
AGEN2373	2038	2038
(1)	Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(2)	Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(3)	Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(4)	Patents owned by Agenus.
(5)	Patents co-owned by Agenus, licensed from Ludwig Institute for Cancer Research, and licensed to Incyte.
(6)	Patents co-owned by Agenus, licensed from Ludwig Institute for Cancer Research, and licensed to Incyte.
(7)	Patents co-owned by Agenus and licensed to Incyte.
(8)	Patents co-owned by Agenus and licensed to Incyte.
(9)	Co-owned by Agenus and Merck.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb, CD137, ILT4 and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agents targeting LAG-3, TIM-3, TIGIT, OX40 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, TIM-3 and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic, (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) antibody and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3 and LAG-3 in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights), Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories) and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals (EQRx has ex-China rights), CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of other next-generation monospecifics targeting CTLA-4 in the clinic, including those from Harbour BioMed, OncoC4, Adagene, and Xilio Therapeutics. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma, Alphamab, and Alpine Immune Sciences. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. Additionally, AGEN1777, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies, including bispecifics, that could compete with this program. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Compugen, Corvus Pharmaceuticals, CStone Pharmaaceuticals, GSK, Innovent Biologics, Inhibrx, iTeos Therapeutics, Lyvgen Biopharma, MedPacto, Merck KGaA, Mereo Biopharma, Novartis, Astellas, Seagen, Servier, Scholar Rock, and Sanofi. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are aware that Merck’s PD-1 antagonist, Keytruda, has been fully approved in advanced cervical cancer. Recently, Seagen Inc. and Genmab A/S received accelerated approval for Tivdak, a drug co-developed by these companies, for use in recurrent/metastatic cervical cancer patients, including in the second line setting. We are also aware that Lee Pharmaceutical’s NDA recently accepted by the NMPA and that Akeso Bio (anti PD-1/CTLA-4 bispecific) has received approval in China from the Center to Drug Evaluation (“CDE”) to submit its NDA in this setting. Beyond these developments, we are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, BMS (anti-PD-1 alone or in combination with CTLA-4), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFb), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Nykode Therapeutics (HPV vaccine in combination with anti-PD-L1), Biocad (anti-PD-1), Genor Biopharma (anti-PD-1), Gloria Biosciences (Anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel) and Innovent Biologics (anti-PD-1 alone or in combination with anti-CTLA-4).

In addition, and prior to regulatory approval, if ever, our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

SaponiQx is developing QS-21 Stimulon.  Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03 and additional AS portfolio members, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. We are also aware of other manufacturers of QS-21. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

Human Capital Resources and Employees

As of January 31, 2022, we had 441 employees, of whom 85 were PhDs and 24 were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. We provide compensation and benefit programs to attract and retain employees. In addition to salaries, these programs include potential annual discretionary bonuses, various stock awards under our equity incentive plans, a 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, and flexible work schedules, among others.

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

Item 1A.	Risk Factors

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:

Risks Related to our Financial Position and Need for Additional Capital

•	We have historically incurred net losses and anticipate that we will continue to incur net losses in the future.
•	If we fail to obtain additional financing, we will not be able to complete development and commercialization of our product candidates.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to the Development of Our Product Candidates

•	Our business is highly dependent on the success of our botensilimab and combination therapy programs.
•	Preliminary or interim data that we report on our clinical trials could change materially by the time the data is finalized.
•	Our clinical trials or those of our current and future collaborators may reveal significant adverse events or lack of sufficient efficacy or durability of response.
•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

•	Risks associated with doing business internationally could negatively affect our business.
•	Our ability to use net operating losses and tax credits to offset future income may be subject to limitations.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and enforce patent protection for our product candidates and related technology.
•	If we fail to comply with our intellectual property licenses, we could lose important license rights.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in U.S. patent law could diminish the value of patents.
•	We may be unable to protect the confidentiality of our proprietary information.
•	Our employees, consultants or independent contractors could wrongfully use or disclose confidential information.
•	We may infringe the patents and other proprietary rights of third parties.
•	We may become involved in lawsuits to protect or enforce our patents.

Risks Related to Business Operations, Employee Matters and Managing Growth

•	We may encounter difficulties in managing our recent growth and/or corporate consolidation efforts.
•	Legal claims against us may reduce demand for our products and/or result in substantial damages.
•	Information technology security breaches could result in a material disruption in our business and subject us to sanctions and penalties.
•	Our subsidiary Mink Therapeutics may be unsuccessful at advancing its cell therapy business.

Risks Related to Our Common Stock

•	Our stock’s trading volume and public trading price has been volatile.
•	We do not intend to pay cash dividends on our common stock.
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2021, 2020, and 2019, were $28.7 million, $182.9 million and $111.6 million, respectively. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•	conduct clinical trials for our pipeline of product candidates;
•	further develop our antibody programs and platforms, our vaccine programs, and our saponin-based vaccine adjuvants;
•	continue to discover and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific, manufacturing and commercial personnel;
•	expand in-house manufacturing capabilities;

•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	acquire or in-license other product candidates and technologies;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•	add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

As of December 31, 2021, we had $306.9 million of cash, cash equivalents and short-term investments. Based on our current plans and projections, we believe that our cash resources as of December 31, 2021, will be sufficient to satisfy our liquidity requirements for more than one year from when the financial statements included in this Annual Report on Form 10-K were issued. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including increased inflation, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and the volatility of such market and economic conditions have increased as a result of the COVID-19 pandemic. The scope, duration and long-term impact of the COVID-19 pandemic are unknown at this time, so there can be no assurance how significant any deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans for some or all of our pipeline candidates. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $306.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our obligations to the holders of our promissory notes could materially and adversely affect our liquidity.

In February 2015, we issued subordinated promissory notes in the aggregate principal amount of $14.0 million, of which $13.0 million remains outstanding, with annual interest of 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes were previously due February 20, 2020, and in February 2020, we amended the 2015 Subordinated Notes to extend the maturity date to February 20, 2023. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.0 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.0 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

If we do not have sufficient cash on hand to service or repay our 2015 Subordinated Notes, we may be required to raise additional capital which entails the risks described herein.

Risks Related to the Development of Our Product Candidates

Our business is highly dependent on the success of our clinical stage programs, including our botensilimab and related combination therapy programs, which still require significant additional clinical development.

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. Our timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. There is no guarantee that our BLA submissions, if any, will be approved, or that we will be able to successfully commercialize these assets. If our botensilimab programs (including combination therapies with botensilimab) encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business may be significantly harmed.

Even though we have observed positive results to date, they may not necessarily be predictive of the final results of the trials or future clinical trials or otherwise be sufficient to support an approval. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results, and we cannot be certain that we will not face similar setbacks.

All of our other product candidates are in earlier stages of development and will require additional nonclinical and/or clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales.

The successful development of immune modulating antibodies, including botensilimab, alone and in combination with other therapeutic candidates, is highly uncertain.

Successful development of immune modulating antibodies, such as botensilimab, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immune modulating antibodies that appear promising in the early phases of development may fail to reach, or remain in, the market for several reasons, including:

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
•

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

In addition, if any of our products are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs and good clinical practices GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates’ post-approval could have a material adverse effect on our business, financial condition and results of operations.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year, and most recently in June 2021, we reported positive interim data from our lead trials of balstilimab and zalifrelimab. In November 2021, we also reported new clinical responses from a Phase 1/2 trial of botensilimab, and in June 2021, we reported Phase 1 clinical responses for AGEN2373. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that balstilimab, zalifrelimab, or botensilimab (or any of our earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for either of these programs could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We or our affiliates are currently advancing multiple immune modulating antibodies, vaccines and vaccine adjuvants (SaponiQx subsidiary)). Simultaneously advancing so many product candidates create a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb, CD137, ILT4 and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agents targeting LAG-3, TIM-3, TIGIT, OX40 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, TIM-3 and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, as well as antibodies targeting CTLA-4 and CD73 in the clinic, (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) antibody and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3 and LAG-3 in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights), Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories) and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CStone Pharmaceuticals (EQRx has ex-China rights), CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Mabspace Biosciences, Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of other next-generation monospecifics targeting CTLA-4 in the clinic, including those from Harbour BioMed, OncoC4, Adagene, and Xilio Therapeutics. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma, Alphamab, and Alpine Immune Sciences. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. Additionally, AGEN1777, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies, including bispecifics, that could compete with this program. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Compugen, Corvus Pharmaceuticals, CStone Pharmaaceuticals, GSK, Innovent Biologics, Inhibrx, iTeos Therapeutics, Lyvgen Biopharma, MedPacto, Merck KGaA, Mereo Biopharma, Novartis, Astellas, Seagen, Servier, Scholar Rock, and Sanofi. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are aware that Merck’s PD-1 antagonist, Keytruda, has been fully approved in advanced cervical cancer. Recently, Seagen Inc. and Genmab A/S received accelerated approval for Tivdak, a drug co-developed by these companies, for use in recurrent/metastatic cervical cancer patients, including in the second line setting. We are also aware that Lee Pharmaceutical’s NDA recently accepted by the NMPA and that Akeso Bio (anti PD-1/CTLA-4 bispecific) has received approval in China from the CDE to submit its NDA in this setting. Beyond these developments, we are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, BMS (anti-PD-1 alone or in combination with CTLA-4), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFb), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Nykode Therapeutics  (HPV vaccine in combination with anti-PD-L1), Biocad (anti-PD-1),

Genor Biopharma (anti-PD-1), Gloria Biosciences (Anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel) and Innovent Biologics (anti-PD-1 alone or in combination with anti-CTLA-4).

In addition, and prior to regulatory approval, if ever, our other product candidates may compete for access to patients with other products in clinical development, with products approved for use in the indications we are studying, or with off-label use of products in the indications we are studying. We anticipate that we will face increased competition in the future as new companies enter markets we seek to address and scientific developments surrounding immunotherapy and other traditional cancer therapies continue to accelerate.

SaponiQx is developing QS-21 Stimulon.  Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Pfizer, Idera, and Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03 and additional AS portfolio members, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. We are also aware of other manufacturers of QS-21. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house, we currently do not have an alternative long-term supply partner for this adjuvant. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process with the goal of ensuring the continuous future supply of QS-21 Stimulon adjuvant. While we are pursuing this in partnership with Phyton Biotech and Ginkgo Bioworks, there is no guarantee that we will be successful in these development efforts.

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

In May 2021, we entered into a License, Development and Commercialization Agreement with BMS to collaborate on the development and commercialization of our anti-TIGIT bispecific antibody program AGEN1777. Pursuant to the license agreement, we received a non-refundable upfront cash payment of $200.0 million and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus the tiered royalties. Additionally, we hold the option to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties on U.S. net sales of co-funded products. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the license agreement. BMS’s activities will be influenced by, among other things, the efforts and allocation of resources by BMS, which we cannot control. If BMS does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to the licensed antibodies could be delayed or terminated.

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

On January 24, 2022, Agenus filed a lawsuit against Recepta Biopharma, S.A. alleging that Recepta breached the terms of the companies’ 2016 collaboration agreement concerning development plans and marketing rights for balstilimab and zalifrelimab in South America. It is too early to predict the outcome of the lawsuit at this time.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in states and other countries. We are not permitted to market any biological product in the United States for commercial use until we receive a biologics license from the FDA. We have not submitted a BLA for any product candidate that was approved by the FDA. Even after submission of our BLA, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and we may never obtain regulatory approval for our product candidates.

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

Since its enactment, there have been numerous executive, administrative, judicial, and legislative challenges to certain aspects of the ACA. Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under ACA for individuals who do not maintain the mandated health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenged the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was decided by the Supreme Court in 2021.

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

As of December 31, 2021, we had U.S. federal and state net operating loss, or Net Operating Losses (“NOLs”), carryforwards of $749.3 million and $231.6 million, respectively, which may be available to offset future taxable income. The federal NOLs include $596.4 million which expire at various dates through 2041 and $152.9 million which carryforward indefinitely. The state NOLs expire at various dates through 2041. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $8.7 million and $2.2 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2022. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 31 issued United States patents and approximately 78 issued foreign patents. We also own, co-own or have exclusive rights to approximately 36 pending United States patent applications and approximately 259 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

We may in the future co-own patent rights relating to future product candidates with third parties. Some of our in-licensed patent rights are, and may in the future be, co-owned with third parties. In addition, our licensors may co-own the patent rights we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patent rights are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patent rights, who are not parties to our license agreements. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-

owners’ interest in such patent rights or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co- owners of our patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Risks Related to Business Operations, Employee Matters and Managing Growth

We have undergone significant growth across multiple locations over the past few years and are focusing on further enhancing core areas and capabilities as we move toward commercialization. In addition, we have consolidated certain sites while expanding others to focus on our core priorities and future needs. We may encounter difficulties in managing these growth and/or consolidation efforts, either of which could disrupt our operations.

Over the past several years, we have expanded our headcount through various acquisitions and the expansion of our research, development and manufacturing infrastructure and activities both nationally and internationally. To manage these organizational changes, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994 is integral to building our company and developing our technology. Jennifer Buell, Ph.D., a consultant and member of Agenus' Executive Council is also a key member of our management team. If either Dr. Armen or Dr. Buell is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen. Dr. Armen plays an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen or any other employee. The loss of the services of Dr. Armen or Dr. Buell, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Dr. Buell also serves as Chief Executive Officer for MiNK Therapeutics, and Dr. Armen is Chairman of the Board of Directors of MiNK Therapeutics.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, licensees, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Potential vulnerabilities can also be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In July 2020, the United States Government charged a pair of Chinese hackers working on behalf of China’s intelligence service in relation to the hacking of U.S. based biotechnology companies researching COVID-19 vaccines. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture certain of our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed. We do not maintain cyber liability insurance and would therefore have no coverage for any losses resulting from any data security incident.

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

Our subsidiary, MiNK Therapeutics, successfully closed an IPO in October 2021. We have made substantial investments in MiNK Therapeutics. There is no guarantee that it will be able to continue to attract funding from other sources, and, even if the business receives such funding, there is no guarantee that it will be successful.

MiNK Therapeutics, a subsidiary of Agenus, closed an IPO in October 2021. We own 26,332,958 shares, representing 78.7% of MiNK Therapeutics’ Common Stock. There is no guarantee that MiNK will be able to attract external funding in the future. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK Therapeutics will be successful in advancing one or more product candidates through clinical development.

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

During the period from our initial public offering on February 4, 2000 to December 31, 2021, and the year ended December 31, 2021, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.56 and $6.63 per share, respectively. The average daily trading volume for the year ended December 31, 2021 was approximately 4,175,480 shares, while the average daily trading volume for the year ended December 31, 2020 was approximately 2,557,223 shares. The market may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2021, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of January 31, 2022, we had 257,153,860, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 100,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of January 31, 2022, an aggregate of approximately 71,276,806 of these shares remained available for sale. In October 2018, we completed a private placement of 18,459 shares of Series C-1 convertible preferred stock, convertible into 18,459,000 shares of common stock. The resale of all 18,459,000 shares of common stock underlying the 18,459 shares of Series C-1 convertible preferred stock was registered with the SEC pursuant to a Registration Statement on Form S-3 filed with the SEC on November 8, 2018 and declared effective on December 10, 2018. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In connection with our acquisition of PhosImmune in December 2015, we issued 1,631,521 shares of our common stock to the shareholders of PhosImmune and other third parties having a fair market value of approximately $7.4 million at closing. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2021, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of December 31, 2021, options to purchase 32,764,087 shares of our common stock with a weighted average exercise price per share of $3.66 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2021, we had 17,509,054 vested options and 1,018,051 non-vested shares outstanding.

As of December 31, 2021, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

In November 2020, we entered into a lease for a building containing approximately 84,000 square feet in Emeryville, California for cGMP manufacturing space expected to support our anticipated commercial antibody manufacturing requirements in 2023, as well as laboratory and office space. This lease terminates in December 2036 with the option to renew for two additional ten-year terms.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.” As of February 15, 2022, there were 512 holders of record and 43,447 beneficial holders of our common stock.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2016 to December 31, 2021, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2016. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Agenus Inc.	100.00	79.13	57.77	98.79	77.18	78.16
Nasdaq Stock Market (U.S. Companies) Index	100.00	128.24	123.26	166.68	239.42	290.63
Nasdaq Biotechnology Index	100.00	121.06	109.77	136.56	171.64	170.55

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant (“QS-21 Stimulon”); and
•

our subsidiary, MiNK Therapeutics, Inc. (“MiNK Therapeutics”), which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our lead program, botensilimab (AGEN1181), is advancing in multiple clinical programs which we have designed to support regulatory pathways for accelerated development with botensilimab as a monotherapy and in combination with balstilimab.

In October 2021, we announced the withdrawal of our biologics license application (“BLA”) for balstilimab monotherapy to treat second-line cervical cancer. Our decision came at the recommendation of the United States Food and Drug Administration (“FDA”) following the full approval of pembrolizumab, four months earlier than the FDA goal date. The BLA submission for balstilimab received Fast Track and Priority Review designation from the FDA, with a target action date of December 16, 2021. As part of the BLA review process, we successfully completed three FDA inspections, with no cited issues, concerns, or Form-483s. Based on this change to the treatment landscape, we are no longer pursuing U.S. registration for the combination of balstilimab and zalifrelimab in second-line cervical cancer.

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

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2021, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, as well as the exclusive option to exclusively license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. All three assets have entered clinical development. In November 2020, Gilead elected to return AGEN1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. In the third quarter of 2021, we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. The AGEN2373 option agreement remains in place, and we are responsible for developing the program up to the option decision point, at which time Gilead may acquire exclusive rights to the program on option exercise. We have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. Pursuant to the terms of the AGEN2373 option agreement, we remain eligible to receive up to $10.0 million in aggregate milestone payments prior to option exercise, a $50.0 million option exercise fee and, if exercised, up to an additional $520.0 million in aggregate milestone payments, as well as royalties on any future sales.

In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta, pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Republic of China, Hong Kong, Macau and Taiwan (“Greater China”). Under the terms of the Betta License Agreement, we received $15.0 million upfront and are eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China.

In May 2021, we entered into a License, Development and Commercialization Agreement (“BMS License Agreement”) with BMS to collaborate on the development and commercialization of our pre-clinical proprietary anti-TIGIT bispecific antibody program AGEN1777. Under the BMS License Agreement, we granted BMS an exclusive worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize AGEN1777 and its derivatives in all fields; provided, we retained an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million in July 2021 and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus tiered royalties. In exchange, BMS is responsible for all of the development, regulatory approval, manufacturing and commercialization costs with respect to products containing AGEN1777. We have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties. Finally, we also have the option to co-promote AGEN1777 in the U.S. In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone.

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

Our research and development expenses for the years ended December 31, 2021, 2020, and 2019, were $178.6 million, $142.6 million, and $168.3 million, respectively. We have incurred significant losses since our inception. As of December 31, 2021, we had an accumulated deficit of $1.49 billion. We are likely to continue to incur losses until we become a commercial company generating profits.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our year end cash resources of $306.9 million as of December 31, 2021, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In March 2020, in response to the COVID-19 pandemic, we streamlined our organization, which included a headcount reduction, and our CEO, Dr. Garo Armen, elected to receive his base salary in stock rather than cash through the end of 2020 and the first half of 2021. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations.  We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, (2) milestone payments from our existing partnerships, (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

Historical Results of Operations

The comparison of 2020 to 2019 results has been omitted from this Form 10-K but can be found in our Form 10-K for the year ended December 31, 2020 – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on March 16, 2021.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Research and development revenue

We recognized research and development (“R&D”) revenue of approximately $244.4 million and $35.9 million during the years ended December 31, 2021 and 2020, respectively. R&D revenues for the year ended December 31, 2021, primarily consisted of $220.0 million related to a non-refundable upfront license fee and milestone earned under our BMS License Agreement and $22.4 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. R&D revenues for the year ended December 31, 2020, primarily consisted of $12.3 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements, $13.9 million related to the recognition of an upfront fee under our Betta License Agreement and $9.0 million related to the recognition of a milestone under the Merck Agreement.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note 19 to our Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. During the years ended December 31, 2021 and 2020, we recognized approximately $44.4 million and $46.5 million in non-cash royalty revenue, respectively, related to our agreement with GSK.

Research and development expense

R&D expense include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. R&D expense increased 25% to $178.6 million for the year ended December 31, 2021 from $142.6 million for the year ended December 31, 2020. Increased expenses in the year ended December 31, 2021 primarily relate to a $21.9 million increase in third-party services and other expenses related to the advancement of our antibody programs, a $5.5 million increase in personnel related expenses, primarily due to increased headcount, and a $9.1 million increase in expenses attributable to the activities of our subsidiaries. These increases were partially offset by a $0.6 million decrease in other research and development expenses.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 29% to $76.4 million for the year ended December 31, 2021 from $59.2 million for the year ended December 31, 2020. Increased general and administrative expense expenses in the year ended December 31, 2021 primarily relate to a $5.3 million increase in professional fees, primarily due to increased expenses related to commercial readiness activities, a $11.3 million increase in personnel related expenses, primarily due to both increased share-based compensation expense and increased headcount, and a $0.7 million increase in other general and administrative expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration during the year ended December 31, 2021, which mainly resulted from changes in our market capitalization and share price and changes in the credit spread since each reporting period end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price.

In the year ended December 31, 2021, the two remaining contingent milestones were achieved pursuant to the terms of the Share Exchange Agreement dated January 10, 2014, by and among us, 4-Antibody AG (“4-AB”), the former shareholders of 4-AB and Vischer AG, as Representative (the "Share Exchange Agreement"), triggering a $20.0 million payment.

Non-operating income (expense)

Non-operating income increased $6.9 million for the year ended December 31, 2021, from expense of $1.9 million for the year ended December 31, 2020, to income of $5.1 million for the year ended December 31, 2021, primarily due to the recognition of a $3.3 million gain on the sale of property, plant and equipment in the year ended December 31, 2021, and our increased foreign currency exchange gains in 2021 compared to losses in 2020.

Interest expense, net

Interest expense, net increased to $65.7 million for the year ended December 31, 2021 from $61.1 million for the year ended December 31, 2020, due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

 Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Research and Development Programs

For the year ended December 31, 2021, our R&D programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2021	2020	2019	Prior to 2019	Total
Antibody programs*	Various	$141,266	$118,200	$126,400	$353,299	$739,165
Vaccine adjuvant	QS-21 Stimulon	5,912	304	872	14,309	21,397
Cell therapies	Various	15,507	11,022	20,131	14,469	61,129
Other research and development programs	Various	15,923	13,091	20,936	427,141	477,091
Total research and development expenses		$178,608	$142,617	$168,339	$809,218	1,298,782

*	Prior to 2014, costs were incurred by 4-AB, which we acquired in February 2014.

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

We and our partners currently have more than fifteen antibody programs in pre-clinical or clinical development, which include our next generation anti-CTLA-4 antibody, botensilimab, an IgG1 anti-CTLA-4 antagonist, our anti-CTLA-4, zalifrelimab, and anti-PD-1, balstilimab, programs (both partnered with Recepta for certain South America territories and Betta in Greater China), our anti-CD137 (AGEN2373), which Gilead has an exclusive option to license exclusively, an anti-TIGIT bispecific antibody, AGEN1777, exclusively licensed to BMS and the following antibody programs all partnered with Incyte: anti-GITR (INCAGN1876), anti-OX40 (INCAGN1949), anti-LAG3 (INCAGN2385) and anti-TIM3 (INCAGN2390). For additional information regarding our antibody discovery platforms and checkpoint antibody program, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

QS-21 Stimulon Adjuvant

QS-21 Stimulon is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 Stimulon is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 Stimulon has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine formulations across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 Stimulon to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure the continuous future supply of QS-21 Stimulon adjuvant, which we are pursuing in partnership with Phyton Biotech and Ginkgo Bioworks. For additional information regarding QS-21 Stimulon, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Cell Therapies

Our majority owned subsidiary, MiNK, is a focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases.  iNKTs have a dual-mechanism of action with an internal targeting and homing device that modulates both arms of immunity, innate and adaptive. iNKTs combine the killing features of natural killer cells with the durable memory response of T cells. iNKT cells have been demonstrated to be highly effective in treating solid tumor cancers in their native form and MiNK has demonstrated that these cells can be further engineered or edited for super-targeting. For additional information regarding iNKT cell therapies, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.49 billion as of December 31, 2021. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through December 31, 2021, we have raised aggregate net proceeds of approximately $1.64 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. as our sales agent. We sold approximately 44.2 million shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2021 and received aggregate net proceeds of $197.6 million. As of January 31, 2022, approximately 38.1 million shares remained available for sale under the Sales Agreement.

As of December 31, 2021, we had debt outstanding of $13.8 million in principal. In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding.

Our cash, cash equivalents and short-term investments at December 31, 2021 were $306.9 million, an increase of $207.1 million from December 31, 2020.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our year end cash resources of $306.9 million as of December 31, 2021, will be sufficient to satisfy our liquidity requirements for more than one year from when the financial statements included in this Annual Report on Form 10-K were issued.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $486.8 million over the term of the related activities. Through December 31, 2021, we have expensed $391.5 million as research and development expenses and $372.5 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash provided by (used in) operating activities for the years ended December 31, 2021 and 2020 was $10.1 million and ($139.1) million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our material cash requirements from known contractual and other obligations as of December 31, 2021 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$14,966	$1,824	$13,142	$—	$—
Operating leases (2)	119,423	7,317	17,925	16,763	77,418
Finance leases (3)	23,065	4,099	15,240	3,726	—
Total	$157,454	$13,240	$46,307	$20,489	$77,418

(1)	Includes fixed interest payments. See Note 18 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our debt.
(2)	The leases and subleases for our properties expire at various times between 2023 and 2036.
(3)

The amounts include payments for a lease that was signed but had not yet commenced as of December 31, 2021. See Note 17 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our leases.

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

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiary and are denominated in local currency. Less than 0.1% and approximately 0.3% of our cash used in operations for the years ended December 31, 2021 and 2020, respectively, was from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formerly with operations in Belgium, Agenus Switzerland a company formerly with operations in Switzerland and both Agenus UK Limited and AgenTus Therapeutics Limited, with operations in England. During the year ended December 31, 2021, there has been no material change with respect to our approach toward those exposures.

We had cash, cash equivalents and short-term investments at December 31, 2021 of $306.9 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at December 31, 2021, however, we are subject to investment risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Going concern analysis

As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses since its inception. As of December 31, 2021, the Company had an accumulated deficit of $1.49 billion. The Company finances its operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Management has concluded that, based on its current plans and projections, the Company will be able to satisfy its liquidity requirements for more than one year from when these financial statements were issued. The Company continuously evaluates the likelihood of success of its programs. As such, its decisions to continue to fund or eliminate funding of each of its programs are predicated on these determinations, on an ongoing basis. The Company is prepared to discontinue funding of any activities that do not impact core priorities if they do not prove to be feasible, among other actions.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s forecasted cash flows used in its liquidity analysis due to uncertainty in certain assumptions used to estimate the cash flows. Specifically, auditor judgment was required to evaluate management’s plans to control spending.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s going concern assessment. These included controls related to the inputs and assumptions used to forecast cash flows in the liquidity analysis. We compared the Company’s historical forecasted cash flows to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s liquidity analysis by assessing the feasibility of management’s spending plans. We also evaluated whether the information used in management’s analysis was consistent with information presented to the Board of Directors and other public information disseminated by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

March 1, 2022

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$291,931	$99,871
Short-term investments	14,992	—
Accounts Receivable	1,518	1,157
Prepaid expenses	20,362	10,746
Other current assets	3,171	2,009
Total current assets	331,974	113,783
Property, plant and equipment, net of accumulated amortization and depreciation of $50,539 and $47,201 at December 31, 2021 and 2020, respectively	60,029	26,790
Operating lease right-of-use assets	31,054	33,480
Goodwill	24,876	25,452
Acquired intangible assets, net of accumulated amortization of $13,955 and $11,841 at December 31, 2021 and 2020, respectively	8,488	10,886
Other long-term assets	9,537	4,123
Total assets	$465,958	$214,514
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion, long-term debt	$728	$833
Current portion, liability related to sale of future royalties and milestones	62,040	57,362
Current portion, deferred revenue	12,425	17,186
Current portion, operating lease liabilities	2,627	1,950
Accounts payable	30,486	17,015
Accrued liabilities	42,091	29,057
Other current liabilities	6,546	6,481
Total current liabilities	156,943	129,884
Long-term debt, net of current portion	12,823	18,879
Liability related to sale of future royalties and milestones, net of current portion	191,708	176,263
Deferred revenue, net of current portion	11,200	28,282
Operating lease liabilities, net of current portion	42,109	34,065
Contingent purchase price consideration	1,689	10,208
Other long-term liabilities	1,577	1,514
Commitments and contingencies (Note 21)
CONVERTIBLE PREFERRED STOCK
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series C-1 convertible preferred stock; no and 12,459 shares designated, issued, and outstanding at December 31, 2021 and 2020, respectively	—	26,917
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2021 and 2020; liquidation value of $33,460 and $33,250 at December 31, 2021, and 2020, respectively	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 256,897,910 shares and 196,090,980 shares issued at December 31, 2021 and 2020, respectively	2,569	1,961
Additional paid-in capital	1,520,212	1,257,502
Accumulated other comprehensive income	1,492	2,772
Accumulated deficit	(1,489,833)	(1,465,907)
Total stockholders’ equity (deficit) attributable to Agenus Inc.	34,440	(203,672)
Non-controlling interest	13,469	(7,826)
Total stockholders’ equity (deficit)	47,909	(211,498)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$465,958	$214,514

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands, except per share amounts)

	2021	2020	2019
Revenue:
Research and development	$244,422	$35,915	$99,845
Service revenue	6,704	4,619	—
Royalty sales milestone	—	—	15,100
Other revenue	184	91	4,679
Non-cash revenue related to the sale of future royalties and milestones	44,355	47,545	30,424
Total revenues	295,665	88,170	150,048
Operating expenses:
Cost of service revenue	(3,470)	(2,349)	—
Research and development	(178,608)	(142,617)	(168,339)
General and administrative	(76,359)	(59,218)	(46,041)
Contingent purchase price consideration fair value adjustment	(11,481)	(1,221)	(5,805)
Operating income (loss)	25,747	(117,235)	(70,137)
Other income (expense):
Gain on extinguishment of debt	6,197	—	—
Loss on modification of debt	—	(2,720)	—
Non-operating income (expense)	5,051	(1,858)	28
Interest expense, net	(65,719)	(61,078)	(41,451)
Net loss	(28,724)	(182,891)	(111,560)
Dividends on Series A-1 convertible preferred stock	(211)	(209)	(208)
Less: net loss attributable to non-controlling interest	(4,798)	(1,977)	(3,903)
Net loss attributable to Agenus Inc. common stockholders	$(24,137)	$(181,123)	$(107,865)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.11)	$(1.05)	$(0.80)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	228,919	172,504	134,982
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(1,280)	$4,096	$215
Other comprehensive income (loss)	(1,280)	4,096	215
Comprehensive loss	$(25,417)	$(177,027)	$(107,650)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2018	18	$39,879	32	$0	119,997	$1,200	$1,005,183	—	$—	$(1,539)	$(2,078)	$(1,177,311)	$(174,545)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,903)	(107,657)	(111,560)
Other comprehensive income	—	—	—	—	—	—	—	—	—	215	—	—	215
Adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	—	(25)	(25)
Share-based compensation	—	—	—	—	—	—	9,892	—	—	—	—	—	9,892
Vesting of nonvested shares	—	—	—	—	130	1	(1)	—	—	—	—	—	—
Shares sold under stock purchase agreement	—	—	—	—	11,111	111	29,889	—	—	—	—	—	30,000
Conversion of Series C-1 convertible preferred stock	(6)	(12,962)	—	—	6,000	60	12,902	—	—	—	—	—	12,962
Issuance of shares for services	—	—	—	—	29	—	81	—	—	—	—	—	81
Exercise of stock options and employee share purchases	—	—	—	—	552	6	1,637	—	—	—	—	—	1,643
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	—	$—	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(1,977)	$(180,914)	$(182,891)
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,096	—	—	4,096
Share-based compensation	—	—	—	—	—	—	10,121	—	—	—	—	—	10,121
Vesting of nonvested shares	—	—	—	—	166	2	(2)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	50,947	509	155,912	—	—	—	—	—	156,421
Shares sold under stock purchase agreement	—	—	—	—	4,963	50	19,950	—	—	—	—	—	20,000
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	2,242	—	—	—	132	—	2,374
Issuance of shares for business acquisition	—	—	—	—	405	4	896	—	—	—	—	—	900
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	—	—	3,145
Payment of CEO payroll in shares	—	—	—	—	86	1	295	—	—	—	—	—	296
Issuance of shares for services	—	—	—	—	208	2	906	—	—	—	—	—	908
Exercise of stock options and employee share purchases	—	—	—	—	1,499	15	4,454	—	—	—	—	—	4,469
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	$(211,498)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(4,798)	$(23,926)	$(28,724)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,280)	—	—	(1,280)
Share-based compensation	—	—	—	—	—	—	17,514	—	—	—	1,620	—	19,134
Vesting of nonvested shares	—	—	—	—	246	2	(2)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	44,234	442	197,206	—	—	—	—	—	197,648
Conversion of series C-1 convertible preferred stock	(12)	(26,917)	—	—	12,459	125	26,792	—	—	—	—	—	26,917
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	6,757	—	—	—	3,243	—	10,000
Sale of subsidiary shares in an initial public offering	—	—	—	—	—	—	1,767	—	—	—	21,230	—	22,997
Issuance of warrants	—	—	—	—	—	—	70	—	—	—	—	—	70
Payment of CEO payroll in shares	—	—	—	—	46	1	170	—	—	—	—	—	171
Issuance of shares for services	—	—	—	—	47	1	215	—	—	—	—	—	216
Exercise of stock options and employee share purchases	—	—	—	—	2,744	27	9,105	—	—	—	—	—	9,132
Issuance of shares for employee bonuses	—	—	—	—	1,580	16	3,116	(550)	(1,654)	—	—	—	1,478
Retirement of treasury shares	—	—	—	—	(550)	(6)	—	550	1,654	—	—	—	1,648
Balance at December 31, 2021	—	$—	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands, except per share amounts)

	2021	2020	2019
Cash flows from operating activities:
Net loss	$(28,724)	$(182,891)	$(111,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,788	7,179	6,662
Share-based compensation	19,577	10,417	9,892
Non-cash royalty and milestone revenue	(44,355)	(47,545)	(30,424)
Non-cash interest expense	64,619	60,029	42,201
Donation of assets	—	622	—
(Gain) loss on sale or disposal of assets	(3,301)	198	58
Change in fair value of contingent obligations	11,481	1,221	5,805
Loss on modification of debt	—	2,720	—
Gain on extinguishment of debt	(6,197)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(394)	16,187	(15,355)
Inventories	—	—	55
Prepaid expenses	(5,129)	(187)	11,792
Accounts payable	10,824	2,767	(234)
Deferred revenue	(21,832)	(11,464)	53,900
Accrued liabilities and other current liabilities	(1,062)	3,826	7,097
Other operating assets and liabilities	7,850	(2,175)	1,429
Net cash provided by (used in) operating activities	10,145	(139,096)	(18,682)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	5,656	—	—
Purchases of property, plant and equipment	(33,814)	(3,466)	(4,657)
Purchases of available-for-sale securities	(14,992)	—	—
Cash paid for business acquisition, net	—	(975)	—
Net cash used in investing activities	(43,150)	(4,441)	(4,657)
Cash flows from financing activities:
Net proceeds from sale of equity	197,648	176,421	30,000
Net proceeds from sale of subsidiary shares in an initial public offering	22,997	—	—
Proceeds from employee stock purchases and option exercises	9,132	4,469	1,643
Purchase of treasury shares to satisfy tax withholdings	(1,654)	—	—
Proceeds from issuance of long-term debt	—	6,197	—
Payment of contingent purchase price consideration	(1,542)	—	—
Repayments of debt	(462)	(1,462)	—
Payment of finance lease obligation	(855)	(1,770)	(320)
Net cash provided by financing activities	225,264	183,855	31,323
Effect of exchange rate changes on cash	(164)	379	770
Net increase in cash, cash equivalents and restricted cash	192,095	40,697	8,754
Cash, cash equivalents and restricted cash, beginning of period	102,505	61,808	53,054
Cash, cash equivalents and restricted cash, end of period	$294,600	$102,505	$61,808
Supplemental cash flow information:
Cash paid for interest	$1,152	$1,176	$1,224
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$5,363	$289	$1,242
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	26,917	—	12,962
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	3,126	—	—
Issuance of common stock, $0.01 par value, in connection with payment for services	216	908	81
Issuance of common stock, $0.01 par value, in connection with business acquisition	—	900	—
Contingent purchase price consideration in connection with business acquisition	—	144	—
Issuance of subsidiary shares to noncontrolling interest	10,000	2,374	—
Insurance financing agreements	1,630	—	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	1,649	28,184	3,017
Lease right-of-use assets obtained in exchange for new finance lease liabilities	762	2,434	—

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future CPM antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant (“QS-21 Stimulon”); and
•

our subsidiary, MiNK Therapeutics, Inc. (“MiNK Therapeutics”), which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

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

Our cash, cash equivalents and short-term investments at December 31, 2021 were $306.9 million, an increase of $207.1 million from December 31, 2020.

We have incurred significant losses since our inception. As of December 31, 2021, we had an accumulated deficit of $1.49 billion.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our year end cash resources of $306.9 million at December 31, 2021, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Agenus and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Non-controlling interest in the consolidated financial statements represents the portion of two of our subsidiaries not 100% owned by Agenus. Refer to Note 12 for additional detail.

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

(f) Accounts Receivable

Accounts receivable are amounts due from our collaboration partners and customers as a result of research and development and other services provided, as well as milestones achieved. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2021 and 2020, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(g) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $4.6 million, $5.1 million, and $4.8 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

(h) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $13.8 million and $20.0 million at December 31, 2021 and 2020, respectively.

(i) Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

For the years ended December 31, 2021, 2020 and 2019, 74%, 16% and 60%, respectively, of our revenue was earned from one collaboration partner.

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s contracts with customers in Note 15.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative stand-alone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative stand-alone selling prices. Determining the amount of the transaction price to allocate to each separate performance obligation requires significant judgement, which is discussed in further detail for each of the Company’s contracts with customers in Note 15.

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

(j) Foreign Currency Transactions

Gains and losses from our foreign currency-based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). We do not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. We recorded a foreign currency gain of $1.0 million for the year ended December 31, 2021, a foreign currency loss of $3.1 million for the year ended December 31, 2020, and a foreign currency gain of $0.1 million for the year ended December 31, 2019.

(k) Research and Development

Research and development expenses include the costs associated with our internal research and development activities, including salaries and benefits, share-based compensation, occupancy costs, clinical manufacturing costs, related administrative costs, and research and development conducted for us by outside advisors, such as sponsored university-based research partners and clinical study partners. We account for our internally managed clinical study costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost based on estimates of when the patient receives treatment, beginning when the patient enrolls in the trial. Research and development expenses also include the cost of clinical trial materials shipped to our research partners. Research and development costs are expensed as incurred.

(l) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur. See Note 13 for a further discussion on share-based compensation.

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

(n) Net Loss Per Share

Basic income and loss per common share are calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2021, 2020, and 2019, as they would be anti-dilutive:

	Year Ended
	2021	2020	2019
Warrants	1,980	1,950	1,400
Stock options	32,764	28,916	27,164
Nonvested shares	1,018	887	2,120
Series A-1 convertible preferred stock	333	333	333
Series C-1 convertible preferred stock	—	12,459	12,459

(o) Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Annually we assess whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. We perform our annual impairment test as of October 31 of each year. The first step of our impairment analysis compares the fair value of our reporting units to their net book value to determine if there is an indicator of impairment. We operate as three reporting units. ASC 350, Intangibles, Goodwill and Other states that if the carrying value of a reporting unit is negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. No goodwill impairment has been recognized for the periods presented.

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

Operating lease payments are expensed using the straight-line method as an operating expense over the lease term, unless the right-of-use asset reflects impairment. We will then recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expense in our consolidated statement of operations.

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

Operating leases are recorded in “Operating lease right-of-use assets”, “Current portion, operating lease liabilities” and “Operating lease liabilities, net of current portion”, while finance leases are recorded in “Property, plant and equipment, net”, “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheets.

(r) Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the year ended December 31, 2021 had or is expected to have a material impact on our consolidated financial statements or disclosures.

(3) Business Acquisitions

4-Antibody

On January 10, 2014, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) providing for our acquisition of all of the outstanding capital stock of Agenus Switzerland Inc. (formerly known as 4-Antibody AG) (“4-AB”), from the shareholders of 4-AB (the “4-AB Shareholders”). Contingent milestone payments of up to $40.0 million (the “contingent purchase price consideration”), payable in cash or shares of our common stock at our option, are due to the 4-AB Shareholders as follows: (i) $20.0 million upon our market capitalization exceeding $300.0 million for 10 consecutive trading days prior to the earliest of (a) the fifth anniversary of the Closing Date (b) the sale of the 4-AB or (c) the sale of Agenus; (ii) $10.0 million upon our market capitalization exceeding $750.0 million for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date (b) the sale of 4-AB, or (c) the sale of Agenus, and (iii) $10.0 million upon our market capitalization exceeding $1.0 billion for 30 consecutive trading days prior to the earliest of (a) the tenth anniversary of the Closing Date, (b) the sale of 4-AB, or (c) the sale of Agenus. During January 2015, the first milestone noted above was achieved and, during 2021, the remaining two milestones were achieved.

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

(4) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2021 (in thousands):

Balance, December 31, 2020	$25,452
Effect of foreign currency	(576)
Balance, December 31, 2021	$24,876

Acquired intangible assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,850	$(11,927)	$4,923
Trademarks	4-4.5 years	1,277	(1,047)	230
Other	2-7 years	2,255	(981)	1,274
In-process research and development	Indefinite	2,061	—	2,061
Total		$22,443	$(13,955)	$8,488

	As of December 31, 2020
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$17,013	$(10,112)	$6,901
Trademarks	4.5 years	1,310	(980)	330
Other	2-6 years	2,272	(749)	1,523
In-process research and development	Indefinite	2,132	—	2,132
Total		$22,727	$(11,841)	$10,886

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $2.1 million, $2.4 million and $2.0 million, respectively. Amortization expense related to acquired intangibles is estimated at $2.2 million for 2022, $1.7 million for 2023 and $0.6 million for each of 2024, 2025 and 2026.

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

(5) Investments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$219,903	$219,903	$64,256	$64,256
U.S. Treasury Bills	34,989	34,989	20,000	20,000
Total	$254,892	$254,892	$84,256	$84,256

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the years ended December 31, 2021, 2020 and 2019.

Of the investments listed above, $239.9 million were classified as cash equivalents and $15.0 million as short-term investments on our consolidated balance sheets as of December 31, 2021. All were classified as cash equivalents as of December 31, 2020.

(6) Restricted Cash

As of December 31, 2021 and 2020, we maintained non-current restricted cash of $2.7 million and $2.6 million, respectively. These amounts are included within “Other long-term assets” in our consolidated balance sheets and are comprised of letters of credit required under two of our facility leases. We did not maintain restricted cash as of December 31, 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that agrees to the total of the aforementioned amounts shown in our consolidated statements of cash flows as of December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020	2019
Cash and cash equivalents	$291,931	$99,871	$61,808
Restricted cash	2,669	2,634	—
Cash, cash equivalents and restricted cash	$294,600	$102,505	$61,808

(7) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020	Estimated Depreciable Lives
Land	$17,969	$2,230	Indefinite
Building and building improvements	5,630	5,630	35 years
Furniture, Fixtures, and other	4,874	5,866	3 to 10 years
Laboratory, manufacturing and transportation equipment	27,095	22,855	4 to 10 years
Leasehold improvements	45,496	28,390	2 to 12 years
Software and computer equipment	9,504	9,020	3 years
	110,568	73,991
Less accumulated depreciation and amortization	(50,539)	(47,201)
Total	$60,029	$26,790

(8) Income Taxes

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2018 through 2021. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2017 and prior. However, net operating losses from the tax year 2017 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2021, we had available net operating loss carryforwards of $749.3 million and $231.6 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, $152.9 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire between 2022 and 2041. Our ability to use these net operating losses may be limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $8.7 million and $2.2 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2022 and 2033 and 2022 and 2029, respectively. Additionally, we have $211,000 of state investment tax credits, available to offset future taxable income and expire between 2022 and 2025. We also have foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $11.5 million in the United Kingdom, $11.7 million in Belgium, $685,000 in Ireland, and $289,000 in Hong Kong. The potential impacts of such provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below (in thousands).

	2021	2020
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$171,848	$168,786
Foreign net operating loss carryforwards	6,608	5,302
Research and development tax credits	10,577	14,314
Share-based compensation	5,383	4,846
Intangible Assets	33,511	39,477
Interest expense carryforward	11,319	7,114
Deferred Revenue	51,256	58,796
Lease Liability	9,945	8,389
Other	5,285	4,768
Total deferred tax assets	305,732	311,792
Less: valuation allowance	(297,831)	(303,747)
Net deferred tax assets	7,901	8,045
Foreign intangible assets	(940)	(1,052)
Right of use asset	(6,946)	(7,852)
Other	(1,017)	(192)
Deferred tax liabilities	(8,903)	(9,096)
Net deferred tax liability	$(1,002)	$(1,051)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets decreased by $5.9 million and increased by $41.5 million during the years ended December 31, 2021 and 2020, respectively.

Income tax benefit was nil for the years ended December 31, 2021, 2020 and 2019. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands).

	2021	2020	2019
Computed “expected” Federal tax benefit	$(5,976)	$(38,706)	$(23,413)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	(5,916)	41,519	7,913
(Decrease) increase due to uncertain tax positions	1,674	(764)	(64)
Foreign income inclusion	—	3,570	—
Loan forgiveness	(1,301)	—	—
State and local income benefit, net of Federal income tax benefit	9,242	(4,675)	4,144
Equity based compensation	2,290	1,883	1,367
Foreign rate differential	(277)	629	(564)
Change in fair value contingent consideration	2,343	287	1,219
Other, net	(2,079)	(3,743)	9,398
Income tax benefit	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Balance, January 1	$3,614	$4,292	$4,356
Increase (decrease) related to current year positions	(484)	88	122
Increase (decrease) related to previously recognized positions	18	(766)	(186)
Balance, December 31	$3,148	$3,614	$4,292

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(9) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Payroll	$14,206	$7,643
Professional fees	6,433	4,457
Contract manufacturing costs	5,824	6,274
Research services	8,550	4,649
Other	7,078	6,034
Total	$42,091	$29,057

(10) Equity

Effective June 19, 2019, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 240,000,000 to 400,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to both our Series C-1 Convertible Preferred Stock and our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $1.8 million or $58.21 per share, and $1.6 million, or $51.54 per share, at December 31, 2021 and 2020, respectively.

On July 22, 2020, we filed an Automatic Shelf Registration Statement on Form S-3ASR (file no. 333-240006) (the “Registration Statement”). The Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus covering the offering, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to a new At Market Issuance Sales Agreement (the “Sales Agreement”) entered into with B. Riley on July 22, 2020. Pursuant to the Sales Agreement, sales will be made only upon instructions by us to B. Riley.

During the year ended December 31, 2021, we received net proceeds of approximately $197.6 million from the sale of approximately 44.2 million shares of our common stock at an average price per share of approximately $4.61, in at-the-market offerings under the Sales Agreement.

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

The C-1 Preferred Shares were classified as temporary or mezzanine equity on our Consolidated Balance Sheets in accordance with U.S. GAAP as the C-1 Convertible Preferred Shares contained deemed liquidation rights that were a contingent redemption feature not solely in the Company’s control.

Conversion

The C-1 Preferred Shares were convertible at the option of the stockholder into the number of shares of Common Stock determined by dividing the stated value of the C-1 Preferred Shares being converted by the conversion price of $2.167, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events.

In the years ended December 31, 2021 and 2019 holders of shares of Series C-1 Preferred Stock converted such shares into 12.5 million shares and 6.0 million shares, respectively, of our common stock. As of December 31, 2021, no shares of Series C-1 Convertible Preferred Stock remained outstanding.

(12) Non-controlling Interest

Non-controlling interest recorded in our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	2021	2020	2019
MiNK Therapeutics, Inc.	21%	19%	19%
SaponiQx, Inc.	27%	6%	0%

Changes in non-controlling interest for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Beginning balance	$(7,826)	$(5,981)	$(2,078)

Net loss attributable to non-controlling interest	(4,798)	(1,977)	(3,903)

Other items:
Sale of subsidiary shares in an initial public offering	21,230	—	—
Issuance of subsidiary shares to non-controlling interest	3,243	132	—
Subsidiary share-based compensation	1,620	—	—
Total other items	26,093	132	—

Ending balance	$13,469	$(7,826)	$(5,981)

Sale of Subsidiary Shares in an Initial Public Offering

In the fourth quarter of 2021, the MiNK Therapeutics initial public offering was completed, resulting in an increase to non-controlling interest of $21.2 million as of December 31, 2021.

Issuance of Subsidiary Shares to Non-controlling Interest

Shares of SaponiQx were issued in exchange for future services, resulting in an increase to non-controlling interest of $3.2 million and $0.1 million as of December 31, 2021 and 2020, respectively.

Subsidiary Share-based Compensation

Subsidiary share-based compensation attributed to non-controlling interest represents share-based compensation expense for awards issued by MiNK Therapeutics.

(13) Share-based Compensation Plans

On March 12, 2009, our Board of Directors adopted, and on June 10, 2009, our stockholders approved, our 2009 Equity Incentive Plan (the “2009 EIP”). The 2009 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, for up to 29.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events). As of December 31, 2021, no shares remain available for issuance under the 2009 EIP.

On April 10, 2019, our Board of Directors adopted, and on June 19, 2019, our stockholders approved, our 2019 Equity Incentive Plan (the “2019 EIP”). On June 15, 2021, our stockholders approved an amendment to the 2019 EIP, increasing the number of shares available for issuance. The 2019 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 55.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events).

The Board of Directors appointed the Compensation Committee to administer the 2009 EIP and the 2019 EIP. No awards will be granted under the 2019 EIP after June 19, 2029.

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

In the second quarter of 2019, our Board of Directors adopted, and on June 16, 2020, our stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program designed to comply with Section 423 of the Code. On June 15, 2021, our stockholders approved an amendment to the 2019 ESPP, increasing the number of shares available for issuance. There are 1.0 million shares reserved for issuance under the 2019 ESPP.

Our Directors’ Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. There are 575,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2021, 72,081 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 538,871 units, each representing a share of our common stock at a weighted average common stock price of $4.35, had been credited to participants’ stock accounts as of December 31, 2021. The compensation charges for this plan were immaterial for all periods presented.

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

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2021	2020	2019
Expected volatility	49%	66%	64%
Expected term in years	4	6	5
Risk-free interest rate	0.8%	0.8%	1.8%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	28,966,901	$3.70
Granted	9,005,010	3.58
Exercised	(2,502,716)	3.40
Forfeited	(1,837,019)	3.29
Expired	(868,089)	5.17
Outstanding at December 31, 2021	32,764,087	3.66	7.25	$6,309,552
Vested or expected to vest at December 31, 2021	32,764,087	3.66	7.25	$6,309,552
Exercisable at December 31, 2021	17,509,054	$3.84	6.19	$3,832,406

The weighted average grant-date fair values of options granted during the years ended December 31, 2021, 2020, and 2019, was $2.81, $2.04, and $1.77, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2021 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019, determined on the dates of exercise, was $4.2 million, $1.2 million, and $385,000, respectively.

During 2021, 2020, and 2019, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated December 31, 2018, December 24, 2019, December 17, 2020 and December 31, 2020. In December 2018, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for our 2019 EIP. This approval was obtained in June 2019. Accordingly, these awards have a grant date of June 2019, with an exercise price as of the date the Board of Director's approved the awards in December 2018. In December 2019, our Board of Directors approved certain awards. However, the awards were not communicated until February 2020. Accordingly, these awards have a grant date of February 2020 with an exercise price as of the date the Board of Director's approved the awards in December 2019. On December 17, 2020 our Board of Directors approved certain awards. However, the awards were not communicated until March 2021. Accordingly, these awards have a grant date of March 2021 with an exercise price as of the date the Board of Director's approved the awards in December 2020. On December 31, 2020, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an increase in shares available for issuance under our 2019 EIP. This approval was obtained in June 2021. Accordingly, these awards have a grant date of June 2021, with an exercise price as of the date the Board of Director's approved the awards in December 2020.

As of December 31, 2021, there was $32.0 million of unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.5 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2021 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	886,816	$2.14
Granted	2,025,701	3.28
Vested	(1,826,132)	3.17
Forfeited	(68,334)	3.79
Outstanding at December 31, 2021	1,018,051	$2.39

As of December 31, 2021, there was $2.8 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 1.8 years. The total intrinsic value of shares vested during the years ended December 31, 2021, 2020, and 2019, was $5.8 million, $621,000, and $357,000, respectively.

Cash received from option exercises and purchases under our 2009 and 2019 ESPP for the years ended December 31, 2021, 2020, and 2019, was $9.1 million, $4.5 million, and $1.6 million, respectively.

We issue new shares upon option exercises, purchases under our 2009 and 2019 ESPP, vesting of non-vested stock and under the Directors’ Deferred Compensation Plan. During the years ended December 31, 2021, 2020, and 2019, 2,502,716 shares, 1,161,757 shares, and 466,940 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2021, 2020, and 2019, 241,507 shares, 236,855 shares, and 84,703 shares, were issued under 2009 ESPP and 2019 ESPP, respectively. During the years ended December 31, 2021, 2020, and 2019, 246,481 shares, 165,632 shares, and 129,675 shares, respectively, were issued as a result of the vesting of non-vested stock. Additionally, during the year ended December 31, 2021, 1,579,651 shares were issued as payment for certain employee bonuses, with 550,087 of those shares being withheld to cover taxes, resulting in a net share issuance of 1,029,564.

The impact on our results of operations from share-based compensation for the years ended December 31, 2021, 2020, and 2019, was as follows (in thousands).

	Year Ended
	2021	2020	2019
Research and development	$4,528	$3,758	$3,873
General and administrative	14,606	6,363	6,019
Total share-based compensation expense	$19,134	$10,121	$9,892

(14) License, Research, and Other Agreements

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

We have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $486.8 million over the term of the studies. For the years ended December 31, 2021, 2020, and 2019, $72.8 million, $64.7 million, and $87.7 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2021, we have expensed $391.5 million as research and development expenses and $372.5 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

(15) Revenue from Contracts with Customers

Bristol Myers Squibb Company License Agreement

On May 17, 2021, we entered into a License, Development and Commercialization Agreement (“BMS License Agreement”) with Bristol Myers Squibb Company (“BMS”) to collaborate on the development and commercialization of our proprietary anti-TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus the tiered royalties described below. In July 2021, the BMS License Agreement closed, and we received the $200.0 million upfront payment.

In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone. We received this milestone in December 2021 and as of December 31, 2021, remain eligible to receive up to an additional $1.34 billion in aggregate development, regulatory and commercial milestone payments.

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

For the year ended December 31, 2021, under the BMS License Agreement, we recognized $200.0 million in research and development revenue related to the transfer of the AGEN1777 License and $20.0 million in research and development revenue related to the achievement of a milestone.

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

For the years ended December 31, 2021 and 2020, we recognized $0.6 million and $13.9 million, respectively, of research and development revenue related to the Betta License Agreement.

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

For the years ended December 31, 2021 and 2020, we recognized approximately $0.3 million and $63,000, respectively, of research and development revenue related to the UroGen License Agreement. For the year ended December 31, 2019, we recognized $10.0 million of research and development revenue related to the UroGen License Agreement.

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

License Agreement

Pursuant to the terms of a license agreement between the parties (the “License Agreement”), we granted Gilead an exclusive, worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize our preclinical bispecific antibody, AGEN1423, in all fields of use. We filed an investigational new drug (“IND”) application for AGEN1423 in February 2019, and the IND was accepted by the FDA in March 2019. On November 6, 2020, we received notice from Gilead that it would return AGEN1423 back to us and voluntarily terminate the License Agreement, effective as of February 4, 2021.

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

During the Option Period, we are eligible to receive milestones of up to $10.0 million in the aggregate. If Gilead exercises the AGEN2373 License Option, it would be required to pay an upfront license exercise fee of $50.0 million. Following the exercise of the AGEN2373 License Option, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate, as well as tiered royalty payments on aggregate net sales. We will have the right to opt-in to share Gilead’s development and commercialization costs in the United States for the AGEN2373 Option Program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. We filed an IND AGEN2373 in 2019, and it is now in clinical development.

Unless earlier terminated, the AGEN2373 Option and License Agreement will continue until the earlier of (i) the expiration of the Option Period, without Gilead’s exercise of the License Option; and (ii) the date all of Gilead’s applicable payment obligations under the Option and License Agreement have been performed or have expired. Under the terms of the AGEN2373 Option and License Agreement, we and Gilead each have the right to terminate the agreement for material breach by, or insolvency of, the other party. Gilead may also terminate the AGEN2373 Option License Agreement in its entirety, or on a product-by-product or country-by-country basis for convenience upon ninety (90) days’ notice.

Collaboration Revenue

For the years ended December 31, 2021 and 2020, we recognized $22.4 million and $12.3 million, respectively, of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end. For the year ended December 31, 2021, the amount also includes deferred revenue recognized in connection with the termination of AGEN1223 development. For the year ended December 31, 2019, we recognized $86.1 million of research and development revenue related to the Gilead Collaboration Agreements. This amount included $20.6 million of the transaction price recognized based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $11.7 million and $10.1 million in 2022 and 2023, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021.

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

Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we were entitled to receive from Incyte, excluding the $5.0 million milestone that we recognized in the three months ended September 30, 2018. As of December 31, 2021, we remain eligible to receive up to $450.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration, as well as 67% of all future royalties on worldwide product sales.

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

Collaboration Revenue

For the years ended December 31, 2021 and 2020, we recognized approximately $1.2 million and $0.7 million, respectively, of research and development revenue for research and development services provided. For the year ended December 31, 2019, we recognized approximately $3.7 million of research and development revenue. This amount included $2.0 million of the transaction price for the Incyte Collaboration Agreement recognized based on proportional performance and $1.7 million for research and development services.

Merck Collaboration and License Agreement

During the quarter ended June 30, 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed cancer targets using the Retrocyte Display®. Under this agreement, Merck is responsible for the clinical development and commercialization of antibodies generated under the collaboration. There are no unsatisfied performance obligations relating to this contract. Pursuant to the XOMA Royalty Purchase Agreement (see Note 19), we sold to XOMA 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Merck, and we remain eligible to receive from Merck approximately $76.5 million in potential payments associated with the completion of certain clinical, regulatory and commercial milestones, as well as 67% of all future royalties on worldwide product sales.

For the year ended December 31, 2021, no revenue was recognized. For the year ended December 31, 2020, we recognized $9.0 million in research and development revenue and $1.0 million in non-cash milestone revenue related to the achievement of a milestone. For the year ended December 31, 2019, no revenue was recognized.

GSK License and Amended GSK Supply Agreements

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 Stimulon (the “GSK License Agreement” and the “GSK Supply Agreement”, respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 Stimulon. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 Stimulon for a stated period of time. Under these agreements, GSK paid an upfront license fee of $3.0 million and agreed to pay aggregate milestones of $5.0 million. In July 2007, the Amended GSK Supply Agreement was further amended, and we were paid an additional fixed fee of $7.3 million. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of our QS-21 Stimulon (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which such rights expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We were also generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, but we sold these royalty rights to HCR in January 2018 pursuant to the HCR Royalty Purchase Agreement (See Note 19). The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise.

For the years ended December 31, 2021 and 2020, we recognized $44.4 million and $46.5 million, respectively, in non-cash royalty revenue. For the year ended December 31, 2019, we recognized $15.1 million in royalty sales milestone revenue and $30.4 million in non-cash royalty revenue.

Disaggregation of Revenue

The following table presents revenue (in thousands) for years ended December 31, 2021, 2020 and 2019, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Year ended December 31, 2021
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$220,000	$—	$220,000
Clinical product revenue	587	—	587
Research and development services	1,476	—	1,476
Other services	—	6,704	6,704
Recognition of deferred research and development revenue	22,359	—	22,359
Recognition of deferred grant revenue	184	—	184
Non-cash royalties	44,355	—	44,355
	$288,961	$6,704	$295,665

	Year ended December 31, 2020
Revenue Type
License fees and milestones	$22,857	$—	$22,857
Research and development services	754	—	754
Other services	—	4,619	4,619
Recognition of deferred research and development revenue	12,304	—	12,304
Recognition of deferred grant revenue	91	—	91
Non-cash royalties and milestones	47,545	—	47,545
	$83,551	$4,619	$88,170

	Year ended December 31, 2019
Revenue Type
License fees and milestones	$75,500	$—	$75,500
Research and development services	1,707	—	1,707
Royalty sales milestone	15,100	—	15,100
Manufacturing services	3,337	—	3,337
Recognition of deferred research and development revenue	22,638	—	22,638
Recognition of deferred grant revenue	652	690	1,342
Non-cash royalties	30,424	—	30,424
	$149,358	$690	$150,048

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Year ended December 31, 2021	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$45,284	$761	$(22,420)	$23,625

The change in contract liabilities is primarily related to the recognition of $22.4 million of revenue related to the Gilead Collaboration Agreements during the year ended December 31, 2021. Deferred revenue related to the Gilead Collaboration Agreements of $21.8 million as of December 31, 2021, which was comprised of the $142.5 million initial transaction price, less $120.7 million of research and development revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.5 million receivable as of December 31, 2021 for research and development and other services provided.

In the year ended December 31, 2021, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

(16) Related Party Transactions

Our Audit and Finance Committee approved a charitable contribution to the Children of Armenia Fund (“COAF”) of up to $125,000 for 2021. Dr. Garo H. Armen, our CEO, is the founder and chairman of COAF. The 2021 charitable contribution was comprised of a cash component and a non-cash component. The cash component was $68,000, which we paid in quarterly installments. The non-cash component was $50,000, which was the estimated value of a portion of office space made available to COAF employees.

During the year ended December 31, 2021, our Audit and Finance Committee approved the performance of research and development manufacturing services totaling $291,000 for Protagenic Therapeutics, Inc. We will be reimbursed for these services on an actual time and materials basis. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic Therapeutics, Inc.

(17) Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, facilities in Berkeley, California, for manufacturing and corporate offices, a facility in Emeryville, California for the development of a cGMP manufacturing facility and a facility in Cambridge, United Kingdom for research and development and corporate offices. We have subleased a small portion of the space in our main Lexington facility for part of the associated head lease. These agreements expire at various times between 2023 and 2036, with options to extend certain of the leases.

We also have finance lease agreements for equipment that expire at various times between 2022 and 2024.

The components of lease cost recorded in our consolidated statement of operations were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Operating lease cost	$8,878	$4,698	$2,551
Finance lease cost	407	375	221
Variable lease cost	1,826	1,887	1,414
Sublease income	(595)	(578)	(561)
Net lease cost	$10,516	$6,382	$3,625

Variable lease cost for the years ended December 31, 2021, 2020 and 2019, primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the years ended December 31, 2021, 2020 and 2019 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2021, 2020 and 2019 was approximately $2.1 million, $1.6 million and $1.4 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the years ended December 31, 2021 and 2020 was approximately $0.9 million and $1.8 million, respectively.

The following table presents supplemental balance sheet information related to our leases as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021	As of December 31, 2020
Operating Leases
Operating lease right-of-use assets	$31,054	$33,480
Total operating lease right-of-use assets	31,054	33,480

Current portion, operating lease liabilities	2,627	1,950
Operating lease liabilities, net of current portion	42,109	34,065
Total operating lease liabilities	44,736	36,015

Finance Leases
Property, plant and equipment, net	2,663	2,231
Total finance lease right-of-use assets	2,663	2,231

Other current liabilities	335	746
Other long-term liabilities	318	66
Total finance lease liabilities	$653	$812

Maturities of our operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year	Operating Leases	Finance leases	Expected sublease receipts	Net future lease commitments
2022	$(7,209)	$373	$(613)	$(7,449)
2023	9,568	248		9,816
2024	8,357	88		8,445
2025	8,544			8,544
2026	8,219			8,219
Thereafter	77,418			77,418
Total	$104,897	$709	$(613)	$104,993
Less imputed interest	(60,161)	(56)
Present value of lease liabilities	$44,736	$653

In the above table, expected operating lease payments for the year ending December 31, 2022 include $14.5 million in lease incentives expected to be received from the lessor of our Emeryville, CA facility related to the construction of tenant improvements.

Total future lease payments of approximately $22.4 million for a finance lease that had not yet commenced as of December 31, 2021, as we did not control the underlying assets, are not included in these consolidated financial statements. We expect this lease to commence in 2022 with a term of 3 years.

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	December 31, 2021
	Operating	Finance
Weighted average remaining lease term (in years)	12.0	2.0
Weighted average discount rate	11.6%	8.4%

(18) Debt

Debt obligations consisted of the following as of December 31, 2021 and 2020 (in thousands):

Debt instrument	Balance at December 31, 2021
Current Portion:
Debentures	$146
Other	582
Long-term Portion:
2015 Subordinated Notes	12,823
Total	$13,551

Debt instrument	Balance at December 31, 2020
Current Portion:
Debentures	$146
Other	687
Long-term Portion:
2015 Subordinated Notes	12,682
Other	6,197
Total	$19,712

As of December 31, 2021, and 2020, the principal amount of our outstanding debt balance was $13.8 million and $20.0 million, respectively.

Subordinated Notes

On February 20, 2015, we, certain existing investors and certain additional investors entered into an Amended and Restated Note Purchase Agreement, pursuant to which we (i) canceled our senior subordinated promissory notes issued in April 2013 (the “2013 Notes”) in exchange for new senior subordinated promissory notes (the “2015 Subordinated Notes”) in the aggregate principal amount of $5.0 million, (ii) issued additional 2015 Subordinated Notes in the aggregate principal amount of $9.0 million and (iii) issued five year warrants (the “2015 Warrants”) to purchase 1,400,000 shares of our common stock at an exercise price of $5.10 per share. Warrants to purchase 500,000 shares of the Company’s common stock issued in connection with the 2013 Notes (the “2013 Warrants”) had an exercise price of $4.41 per share; and expired on April 15, 2019.

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

The amended 2015 Subordinated Notes are not convertible into shares of our common stock and are set to mature on February 23, 2023, at which point we would be required to repay the full outstanding balance in cash. We may prepay the amended 2015 Subordinated Notes at any time, in part or in full, without premium or penalty.

The Amendment was accounted for as a debt extinguishment under the guidance of ASU 470: Debt. For the year ended December 31, 2020, we recorded a loss of approximately $2.7 million in other expense in our consolidated statements of operations and comprehensive loss, which primarily represents the fair value of the new and extended warrants. The amended 2015 Subordinated Notes were recorded at fair value. In April 2020, we repaid $0.5 million of the outstanding amended 2015 Subordinated Notes and cancelled the related warrants.

Payroll Protection Program

In May 2020, we entered into promissory notes with Bank of America, NA for aggregate loan proceeds of approximately $6.2 million (collectively, the “Loan”) under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020. In September 2021, we received notification that our forgiveness applications were approved. As such, the Loan was extinguished, and for the year ended December 31, 2021, a $6.2 million gain was recorded in our consolidated statements of operations and comprehensive loss.

(19) Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the year ended December 31, 2021 and for the period from the inception of the royalty transactions to December 31, 2021 (in thousands):

	Year ended December 31, 2021	Period from inception to December 31, 2021
Liability related to sale of future royalties and milestones - beginning balance	$234,041	$—
Proceeds from sale of future royalties and milestones	—	205,000
Non-cash royalty and milestone revenue	(44,355)	(139,634)
Non-cash interest expense recognized	64,419	188,739
Liability related to sale of future royalties and milestones - ending balance	254,105	254,105
Less: unamortized transaction costs	(357)	(357)
Liability related to sale of future royalties and milestones, net	$253,748	$253,748

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

In the years ended December 31, 2021, 2020 and 2019, we recognized $44.4 million, $46.5 million and $30.4 million, respectively, of non-cash royalty revenue and we recorded $64.4, $59.7 million and $41.5 million, respectively, of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. Since the inception of the HCR Royalty Purchase Agreement our estimate of the effective annual interest rate over the life of the agreement increased to 26.6%, which results in a retrospective interest rate of 23.0%.

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

XOMA

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte Corporation (“Incyte”) and Merck Sharpe & Dohme (“Merck”) under our agreements with each party (see Note 15), net of certain of our obligations to a third party and excluding the $5.0 million milestone from Incyte that we recognized in the quarter ended September 30, 2018. We retained 90% of the future milestones and 67% of the future royalties under our agreements with Incyte and Merck. Although we sold our rights to receive 33% of future royalties and 10% of future milestones, as a result of our significant continued involvement in the generation of the potential royalties and milestones, we are required to account for the full amount of these royalties and milestones as revenue when earned, and we recorded the $15.0 million in proceeds from this transaction as a liability on our consolidated balance sheet. Under the terms of the XOMA Royalty Purchase Agreement, should the percentage of milestones and royalties ultimately received by XOMA fail to repay the amount received by us at closing we would have no further obligation to XOMA.

In the fourth quarter of 2020, we achieved a $10.0 million milestone under the Merck agreement. As such, we recorded $1.0 million in non-cash milestone revenue related to the XOMA Royalty Purchase Agreement for the year ended December 31, 2020 and reduced the XOMA liability by $1.0 million.

(20) Fair Value Measurements

We measure our contingent purchase price consideration at fair value. The fair values of our PhosImmune and other contingent purchase price consideration of $1.4 million and $0.3 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price, as well as other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), as of December 31, 2021 and 2020, are shown in the table below.

	December 31, 2021	December 31, 2020
Period of time to achieve milestones (in years)	2.5	1.3
Credit spread	5.4%	5.5%

Liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	1,689	—	—	1,689
Total	$1,689	$—	$—	$1,689

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	10,208	—	—	10,208
Total	$10,208	$—	$—	$10,208

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2021 (amounts in thousands):

Balance, December 31, 2020	$10,208
Change in fair value of contingent purchase price consideration during the period	11,481
Achievement of 4-AB contingent milestones	(20,000)
Balance, December 31, 2021	$1,689

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

The fair value of our outstanding debt balance at December 31, 2021 and 2020 was $13.6 million and $19.9 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2021 and 2020 was $13.8 million and $20.0, respectively.

(21) Contingencies

We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(22) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2021, 2020, and 2019 we made discretionary contributions to the Plans of $1.1 million, $1.1 million, and $922,000, respectively. For the years ended December 31, 2021, 2020, and 2019, we expensed $1.1 million, $1.1 million, and $922,000, respectively, related to the discretionary contribution to the Plans.

(23) Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2021, 2020 and 2019 and our long-lived assets as of December 31, 2021 and 2020 (in thousands):

	2021	2020	2019
Revenue:
United States	$288,961	$83,551	$149,358
Rest of world	6,704	4,619	690
	$295,665	$88,170	$150,048

In the table above, revenue by geographic region is allocated based on the domicile of our respective business operations.

	2021	2020
Long-lived Assets:
United States	$66,225	$27,611
Rest of world	3,341	3,302
Total	$69,566	$30,913

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Boston, Massachusetts

March 1, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boston, Massachusetts, Auditor Firm ID: 185.

All other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

4.10.1

Amendment No. 1 to Royalty Purchase Agreement, dated June 22, 2021, by and among Antigenics LLC, Healthcare Royalty Partners III, L.P. and certain of its affiliates. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2021 and incorporated herein by reference.

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

10.9	Agenus Inc. 2019 Employee Stock Purchase Plan. Filed as Exhibit 4.11 to our Registration Statement on Form S-8 (File No. 333-233100) filed on August 7, 2019 and incorporated herein by reference.

10.9.1	Amendment to the Agenus Inc. 2019 Employee Stock Purchase Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2021 and incorporated herein by reference.

10.10*	Agenus Inc. 2019 Equity Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2019 and incorporated herein by reference.

10.10.1*	Amendment to the Agenus Inc. 2019 Equity Incentive Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2021 and incorporated herein by reference.

10.10.2*	Amendment to the Agenus Inc. 2019 Equity Incentive Plan, dated February 2, 2022. Filed herewith.

10.10.3*

Form of Incentive Stock Option Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.1 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

Exhibit No.	Description

10.10.4*

Form of Non-Qualified Stock Option Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.2 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

10.10.5*

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

10.11.1	Amendment to Consulting Agreement between Agenus Inc. and Brian Corvese, dated January 1, 2022. Filed herewith.

10.12	Consulting Agreement dated April 30, 2021 between Agenus Inc. and Evan Kearns. Filed herewith.

10.12.1	Amendment to Consulting Agreement between Agenus Inc. and Evan Kearns, dated January 31, 2022. Filed herewith.

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

10.25(1)

License, Development and Commercialization Agreement, dated May 17, 2021, by and among Agenus Inc. and Bristol Myers Squibb Company. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2021 and incorporated herein by reference.

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

21.1	Subsidiaries of Agenus Inc. Filed herewith.

23.1	Consent of KPMG LLP, independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

Exhibit No.	Description

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan.
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

Dated: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 1, 2022
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 1, 2022
Christine M. Klaskin	(Principal Financial and Accounting Officer)

/S/ BRIAN CORVESE	Director	March 1, 2022
Brian Corvese

/S/ SUSAN HIRSCH	Director	March 1, 2022
Susan Hirsch

/S/ ALLISON JEYNES-ELLIS	Director	March 1, 2022
Allison Jeynes-Ellis

/S/ WADIH JORDAN	Director	March 1, 2022
Wadih Jordan

/S/ ULF WIINBERG	Director	March 1, 2022
Ulf Wiinberg

/S/ TIMOTHY R. WRIGHT	Director	March 1, 2022
Timothy R. Wright