Form 10-Q
period 2022-03-31
AGENUS INC
filed 2022-05-10
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 6, 2022: 270,990,987 shares

Agenus Inc.

Three Months Ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$247,709	$291,931
Short-term investments	14,978	14,992
Accounts receivable	1,286	1,518
Prepaid expenses	21,730	20,362
Other current assets	4,780	3,171
Total current assets	290,483	331,974
Property, plant and equipment, net of accumulated amortization and depreciation of $51,507 and $50,539 at March 31, 2022 and December 31, 2021, respectively	75,603	60,029
Operating lease right-of-use assets	30,316	31,054
Goodwill	24,617	24,876
Acquired intangible assets, net of accumulated amortization of $14,412 and $13,955 at March 31, 2022 and December 31, 2021, respectively	7,753	8,488
Other long-term assets	12,533	9,537
Total assets	$441,305	$465,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$14,181	$728
Current portion, liability related to sale of future royalties and milestones	59,131	62,040
Current portion, deferred revenue	13,527	12,425
Current portion, operating lease liabilities	2,708	2,627
Accounts payable	34,544	30,486
Accrued liabilities	32,610	42,091
Other current liabilities	6,361	6,546
Total current liabilities	163,062	156,943
Long-term debt, net of current portion	—	12,823
Liability related to sale of future royalties and milestones, net of current portion	191,899	191,708
Deferred revenue, net of current portion	8,685	11,200
Operating lease liabilities, net of current portion	47,424	42,109
Contingent purchase price considerations	1,153	1,689
Other long-term liabilities	1,432	1,577
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2022 and December 31, 2021; liquidation value of $33,513 at March 31, 2022	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 266,740,045 and 256,897,910 shares issued at March 31, 2022 and December 31, 2021, respectively	2,667	2,569
Additional paid-in capital	1,550,239	1,520,212
Accumulated other comprehensive income	970	1,492
Accumulated deficit	(1,538,158)	(1,489,833)
Total stockholders’ equity attributable to Agenus Inc.	15,718	34,440
Non-controlling interest	11,932	13,469
Total stockholders’ equity	27,650	47,909
Total liabilities and stockholders’ equity	$441,305	$465,958

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Research and development	$6,740	$1,571
Service revenue	1,567	1,629
Other revenue	—	35
Non-cash royalty revenue related to the sale of future royalties	17,634	8,484
Total revenues	25,941	11,719
Operating expenses:
Cost of service revenue	(543)	(1,105)
Research and development	(42,442)	(36,677)
General and administrative	(18,953)	(16,352)
Contingent purchase price consideration fair value adjustment	536	1,044
Operating loss	(35,461)	(41,371)
Other income (expense):
Non-operating income	56	2,858
Interest expense, net	(15,199)	(15,890)
Net loss	(50,604)	(54,403)
Dividends on Series A-1 convertible preferred stock	(53)	(53)
Less: net loss attributable to non-controlling interest	(2,279)	(726)
Net loss attributable to Agenus Inc. common stockholders	$(48,378)	$(53,730)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.19)	$(0.27)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	258,310	200,331

Other comprehensive loss:
Foreign currency translation loss	(522)	$(3,774)
Other comprehensive loss	(522)	(3,774)
Comprehensive loss	$(48,900)	$(57,504)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909
Net loss	—	—	—	—	—	—	—	—	—	—	(2,279)	(48,325)	(50,604)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(522)	—	—	(522)
Share-based compensation	—	—	—	—	—	—	4,205	—	—		742	—	4,947
Shares sold at the market	—	—	—	—	7,039	70	19,112	—	—	—	—	—	19,182
Issuance of director deferred shares	—	—	—	—	5	—	19	—	—	—	—	—	19
Issuance of shares for services	—	—	—	—	21	1	80	—	—	—	—	—	81
Vesting of nonvested shares	—	—	—	—	143	1	(1)	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	—	—	136	1	367	—	—	—	—	—	368
Issuance of shares for employee bonus	—	—	—	—	3,845	38	6,245	(1,347)	(3,380)	—	—	—	2,903
Retirement of treasury shares	—	—	—	—	(1,347)	(13)	—	1,347	3,380	—	—	—	3,367
Balance at March 31, 2022	—	$—	32	$0	266,741	$2,667	$1,550,239	—	$—	$970	$11,932	$(1,538,158)	$27,650

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	$(211,498)
Net loss	—	—	—	—	—	—	—	—	—	—	(726)	(53,677)	(54,403)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Share-based compensation	—	—	—	—	—	—	3,669	—	—	—	263	—	3,932
Shares sold at the market	—	—	—	—	18,950	190	60,669	—	—	—	—	—	60,859
Payment of CEO payroll in shares	—	—	—	—	19	—	68	—	—	—	—	—	68
Issuance of shares for services	—	—	—	—	5	—	20	—	—	—	—	—	20
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options and employee share purchases	—	—	—	—	796	8	2,518	—	—	—	—	—	2,526
Balance at March 31, 2021	10	$22,596	32	$0	217,863	$2,179	$1,328,747	—	$—	$(1,002)	$(8,289)	$(1,519,584)	$(197,949)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(50,604)	$(54,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	1,729
Share-based compensation	4,991	4,001
Non-cash royalty revenue	(17,634)	(8,484)
Non-cash interest expense	14,952	15,611
Loss on disposal of assets	2	—
Change in fair value of contingent obligations	(536)	(1,044)
Changes in operating assets and liabilities:
Accounts receivable	135	(1,039)
Prepaid expenses	(1,380)	53
Accounts payable	(7,626)	1,646
Deferred revenue	(1,346)	(1,087)
Accrued liabilities and other current liabilities	279	2,255
Other operating assets and liabilities	4,716	(1,982)
Net cash used in operating activities	(52,391)	(42,744)
Cash flows from investing activities:
Purchases of plant and equipment	(4,544)	(196)
Cash paid for business acquisition	(3,002)	—
Purchases of available-for-sale securities	(4,987)	—
Proceeds from sale of available-for-sale securities	5,000	—
Net cash used in investing activities	(7,533)	(196)
Cash flows from financing activities:
Net proceeds from sale of equity	19,182	60,859
Proceeds from employee stock purchases and option exercises	368	2,526
Purchase of treasury shares to satisfy tax withholdings	(3,380)	—
Repayments of debt	—	(232)
Payment of finance lease obligation	(132)	(191)
Net cash provided by financing activities	16,038	62,962
Effect of exchange rate changes on cash	(336)	(492)
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,222)	19,530
Cash, cash equivalents and restricted cash, beginning of period	294,600	102,505
Cash, cash equivalents and restricted cash, end of period	$250,378	$122,035
Supplemental cash flow information:
Cash paid for interest	$279	$278
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	12,236	991
Issuance of common stock, $0.01 par value, in connection with payment for services	56	20
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	—	4,321
Insurance financing agreement	933	987
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	6,270	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	146	1,116
Lease right-of-use assets obtained in exchange for new finance lease liabilities	—	156

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future checkpoint modulator (“CPM”) antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant (“QS-21 Stimulon”); and
•	our subsidiary, MiNK Therapeutics, Inc., which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

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

Our cash, cash equivalents and short-term investments at March 31, 2022 were $262.7 million, a decrease of $44.2 million from December 31, 2021.

          We have incurred losses since our inception. As of March 31, 2022, we had an accumulated deficit of $1.5 billion.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $262.7 million at March 31, 2022 will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2022 and 2021, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Warrants	1,980	1,950
Stock options	38,577	29,960
Non-vested shares	473	1,142
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	—	10,459

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$223,251	$223,251	$219,903	$219,903
U.S. Treasury Bills	19,975	19,975	34,989	34,989
Total	$243,226	$243,226	$254,892	$254,892

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2022 and 2021.

Of the investments listed above, $228.2 million and $239.9 million were classified as cash equivalents and $15.0 million and $15.0 million as short-term investments on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2022 (in thousands):

Balance, December 31, 2021	$24,876
Foreign currency translation adjustment	(259)
Balance, March 31, 2022	$24,617

Acquired intangible assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,796	$(12,371)	$4,425
Trademarks	4-4.5 years	1,231	(1,045)	186
Other	2-7 years	2,100	(996)	1,104
In-process research and development	Indefinite	2,038	—	2,038
Total		$22,165	$(14,412)	$7,753

	As of December 31, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,850	$(11,927)	$4,923
Trademarks	4-4.5 years	1,277	(1,047)	230
Other	2-6 years	2,255	(981)	1,274
In-process research and development	Indefinite	2,061	—	2,061
Total		$22,443	$(13,955)	$8,488

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.6 million for the remainder of 2022, $1.7 million for the year ending December 31, 2023, $0.6 million for each of the years ending December 31, 2024 and 2025 and $0.5 million for the year ending December 31, 2026.

Note E - Debt

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

Debt instrument	Balance at March 31, 2022
Current Portion:
2015 Subordinated Notes	$12,860
Debentures	146
Other	1,175
Total	$14,181

Debt instrument	Balance at December 31, 2021
Current Portion:
Debentures	$146
Other	582
Long-term Portion:
2015 Subordinated Notes	12,823
Total	$13,551

As of March 31, 2022 and December 31, 2021, the principal amount of our outstanding debt balance was $14.3 and $13.8 million, respectively.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2022 (in thousands):

Period from December 31, 2021 to March 31, 2022
Liability related to sale of future royalties and milestones - beginning balance	$254,105
Non-cash royalty revenue	(17,634)
Non-cash interest expense recognized	14,901
Liability related to sale of future royalties and milestones - ending balance	251,372
Less: unamortized transaction costs	(342)
Liability related to sale of future royalties and milestones, net	$251,030

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

During the three months ended March 31, 2022, we recognized $17.6 million of non-cash royalty revenue, and we recorded $14.9 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability. During the three months ended March 31, 2022, our estimate of the effective annual interest rate over the life of the agreement decreased to 24.8%, which results in a retrospective interest rate of 22.4%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Payroll	$6,458	$14,206
Professional fees	7,023	6,433
Contract manufacturing costs	5,726	5,824
Research services	8,793	8,550
Other	4,610	7,078
Total	$32,610	$42,091

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $1.2 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), are shown in the table below.

	March 31, 2022	December 31, 2021
Period of time to achieve milestones (in years)	2.5	2.5
Credit spread	5.2%	5.4%

Liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$1,153	$—	$—	$1,153
Total	$1,153	$—	$—	$1,153

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,689	$—	$—	$1,689
Total	$1,689	$—	$—	$1,689

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2022 (in thousands):

Balance, December 31, 2021	$1,689
Change in fair value of contingent purchase price considerations during the period	(536)
Balance, March 31, 2022	$1,153

The fair value of our outstanding debt balance at March 31, 2022 and December 31, 2021 was $14.2 million and $13.6 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2022 and December 31, 2021 was $14.3 million and $13.8 million, respectively.

Note I - Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019, we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. On November 6, 2020, we received notice from Gilead that it was returning AGEN1423 to us and voluntarily terminating the applicable license agreement. The termination was effective as of February 4, 2021. In the third quarter of 2021 we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. The AGEN2373 option and license agreement and the stock purchase agreement remain in full force and effect. We remain eligible to receive a $50.0 million exercise fee and, if exercised, up to $520.0 million in aggregate potential milestones.

Collaboration Revenue

For the three months ended March 31, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $1.4 million based on the partial satisfaction of the over time performance obligations as of quarter end. For the three months ended March 31, 2021, we recognized research and development revenue of $1.0 million based on the partial satisfaction of the over time performance obligations as of quarter end.

We expect to recognize deferred research and development revenue of $10.3 million and $10.1 million for the remainder of 2022 and 2023, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2022.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three months ended March 31, 2022 and 2021, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended March 31, 2022
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Research and development services	373	—	373
Other services	—	1,567	1,567
Recognition of deferred revenue	1,367	—	1,367
Non-cash royalties	17,634	—	17,634
	$24,374	$1,567	$25,941

	Three months ended March 31, 2021
Revenue Type
Research and development services	$536	$—	$536
Other services	—	1,629	1,629
Recognition of deferred revenue	1,035	—	1,035
Recognition of deferred grant revenue	35	—	35
Non-cash royalties	8,484	—	8,484
	$10,090	$1,629	$11,719

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2022	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$23,625	$40	$(1,453)	$22,212

The change in contract liabilities is primarily related to the recognition of $1.4 million of revenue related to the Gilead Collaboration Agreements during the three months ended March 31, 2022. Deferred revenue related to the Gilead Collaboration Agreements of $20.4 million as of March 31, 2022, which was comprised of the $142.5 million initial transaction price, less $122.1 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.3 million receivable as of March 31, 2022, for research and development and other services provided.

During the three months ended March 31, 2022, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the three months ended March 31, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	32,764,087	$3.66
Granted	6,214,095	3.11
Exercised	(15,588)	2.46
Forfeited	(207,335)	3.42
Expired	(178,542)	3.92
Outstanding at March 31, 2022	38,576,717	$3.58	7.47	$1,198,916
Vested or expected to vest at March 31, 2022	38,576,717	$3.58	7.47	$1,198,916
Exercisable at March 31, 2022	19,427,543	$3.81	6.08	$576,126

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2022 and 2021 were $1.81 and $1.49, respectively.

As of March 31, 2022, there was approximately $42.7 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.6 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2022 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,018,051	$2.39
Granted	4,090,080	2.51
Vested	(3,987,886)	2.54
Forfeited	(647,000)	1.64
Outstanding at March 31, 2022	473,245	$3.17

As of March 31, 2022, there was approximately $2.4 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 1.7 years.

During the three months ended March 31, 2022, 120,286 shares were issued under the 2019 Employee Stock Purchase Plan, 15,588 shares were issued as a result of stock option exercises and 143,332 shares were issued as a result of the vesting of non-vested stock. Additionally, 3,844,554 shares were issued as payment for certain employee bonuses, with 1,346,684 of those shares being withheld to cover taxes, resulting in a net share issuance of 2,497,870.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2022 and 2021, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,339	$868
General and administrative	3,608	3,064
Total share-based compensation expense	$4,947	$3,932

Note K – Restricted Cash

As of both March 31, 2022, and December 31, 2021, we maintained non-current restricted cash of $2.7 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets, and is comprised of letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$291,931	$247,709	$99,871	$119,366
Restricted cash	2,669	2,669	2,634	2,669
Cash, cash equivalents and restricted cash	$294,600	$250,378	$102,505	$122,035

Note L – Equity

At the Market Offerings

On March 1, 2022, we filed a prospectus supplement with the SEC in connection with the potential offer and sale of up to 100,000,000 shares of common stock (the “Placement Shares”) from time to time in “at the market” offerings pursuant to an At Market Issuance Sales Agreement by and between Agenus and B. Riley Securities, Inc. (the “Sales Agent”), dated as of July 22, 2020 (the “Sales Agreement”). Sales pursuant to the Sales Agreement will be made only upon instructions by us to the Sales Agent, and we cannot provide assurances that we will issue any Placement Shares pursuant to the Sales Agreement. The Placement Shares are separate from and in addition to the shares of our common stock available for sale under our previously filed prospectus related to the sale of shares under the Sales Agreement dated July 22, 2020.

During the three months ended March 31, 2022, we received net proceeds of approximately $19.2 million from the sale of approximately 7.0 million shares of our common stock at an average price per share of approximately $2.81, in at-the-market offerings under the Sales Agreement.

Note M - Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2022 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note N – Subsequent Events

At the Market Offerings

During the period of April 1, 2022 through May 6, 2022, we received net proceeds of approximately $10.2 million from the sale of approximately 4.1 million shares of our common stock under the Sales Agreement.

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

ASV®, Agenus™, MiNK™, Prophage™, Retrocyte Display™ and Stimulon™ are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future checkpoint modulator (“CPM”) antibody candidates;
•	our antibody candidate programs, including our CPM programs;
•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant (“QS-21 Stimulon”); and
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

In October 2021, we announced the withdrawal of our biologics license application (“BLA”) for balstilimab monotherapy to treat second-line cervical cancer. Our decision came at the recommendation of the United States Food and Drug Administration (“FDA”) following the full approval of pembrolizumab, four months earlier than the FDA goal date. The BLA submission for balstilimab was accepted for filing and received Fast Track and Priority Review designation from the FDA, with a target action date of

December 16, 2021. As part of the BLA review process, we successfully completed three FDA inspections, with no cited issues, concerns, or Form-483s. Based on this change to the treatment landscape with another company’s full approval, we are no longer pursuing U.S. registration for the combination of balstilimab and zalifrelimab in second-line cervical cancer.

We have formed collaborations with multiple companies such as Bristol-Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Merck Sharpe & Dohme (“Merck”) and Recepta Biopharma SA (“Recepta”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of March 31, 2022, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Pursuant to the Gilead Collaboration Agreements, Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, as well as the exclusive option to exclusively license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. All three assets have entered clinical development. In November 2020, Gilead elected to return AGEN1423 to us and to voluntarily terminate the license agreement effective as of February 4, 2021. In the third quarter of 2021, we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. The AGEN2373 option agreement remains in place, and we are responsible for developing the program up to the option decision point, at which time Gilead may acquire exclusive rights to the program on option exercise. We have the right to opt-in to share Gilead’s development and commercialization costs in the United States in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. In March 2022, we received a $5.0 million clinical milestone under the AGEN2373 option agreement. Pursuant to the terms of the AGEN2373 option agreement, we remain eligible to receive up to $5.0 million in aggregate milestone payments prior to option exercise, a $50.0 million option exercise fee and, if exercised, up to an additional $520.0 million in aggregate milestone payments, as well as royalties on any future sales.

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

MiNK Therapeutics is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening immune-mediated diseases. In October 2021, the FDA cleared the Investigational New Drug application (IND) for AGENT-797, an allogeneic iNKT therapy, for the treatment of patients with solid tumor cancers with AGENT-797 alone and in combination with approved checkpoint antibodies. AGENT-797 is in ongoing clinical trials in hematological malignancies, including multiple myeloma and B cell lymphoma, and viral Acute Respiratory Distress secondary to COVID-19 and influenza with early data readouts in 2021. In October 2021, MiNK Therapeutics completed an initial public offering of 3,333,334 shares of its common stock, trading on the Nasdaq Global Market under the ticker symbol “INKT”, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, were approximately $40.0 million. Subsequently, the underwriters in the initial public offering exercised their option to acquire an additional 500,000 shares at the public offering price and such shares were delivered on November 3, 2021. MiNK Therapeutics has licensed the INKT technology from Agenus and retains the rights to develop and expand a proprietary pipeline of engineered CAR-INKTs, TCRs, and INKT bispecific engagers. MiNK has put in place leadership and an operational team, and independent operating governance.

Historical Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Research and development revenue

 We recognized research and development revenue of approximately $6.7 million and $1.6 million during the three months ended March 31, 2022 and 2021, respectively. Research and development revenues in the first quarter of 2022 primarily consisted of a $5.0 million milestone and $1.4 million related to the recognition of deferred revenue, both earned under our Gilead Collaboration Agreements. Research and development revenues in the first quarter of 2021 primarily consisted of $1.0 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $0.5 million of research service revenue earned under our collaboration agreement with Incyte.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $9.1 million, to approximately $17.6 million for the three months ended March 31, 2022, from $8.5 million for the three months ended March 31, 2021, due to increased net sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 16% to $42.4 million for the three months ended March 31, 2022 from $36.7 million for the three months ended March 31, 2021. Increased expenses in the three months ended March 31, 2022 primarily relate to an $0.9 million increase in third-party services and other expenses related to the advancement of our antibody programs, a $1.8 million increase in personnel related expenses, primarily due to both increased headcount and increased share-based compensation expense, a $2.8 million increase in expenses attributable to the activities of our subsidiaries and a $0.3 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 16% to $19.0 million for the three months ended March 31, 2022 from $16.4 million for the three months ended March 31, 2021. Increased expenses in the three months ended March 31, 2022 primarily relate to a $0.8 million increase in professional fees and a $2.3 million increase in expenses attributable to the activities of our subsidiaries. These increases were partially offset by a $0.3 million decrease in personnel related expenses, primarily due to decreased headcount and a $0.3 million decrease in other general and administrative expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations, which mainly resulted from changes in our share price and changes in the credit spread since each reporting period end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our share price.

Non-operating income

Non-operating income includes our foreign currency translation adjustment and other income or expense. Non-operating income decreased $2.8 million for the three months ended March 31, 2022, from $2.9 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022, primarily due to foreign currency exchange losses in the first quarter of 2022 compared to gains in the first quarter of 2021.

Interest expense, net

Interest expense, net decreased to approximately $15.2 million for the three months ended March 31, 2022 from $15.9 million for the three months ended March 31, 2021, due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the three months ended March 31, 2022, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2022	2021	2020	2019
Antibody programs	Various	$31,146	$141,266	$118,200	$126,400
Vaccine adjuvant	QS-21 Stimulon	1,795	5,912	304	872
Cell therapies	Various	6,087	15,507	11,022	20,131
Other research and development programs	Various	3,414	15,923	13,091	20,936
Total research and development expenses		$42,442	$178,608	$142,617	$168,339

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.5 billion as of March 31, 2022. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through March 31, 2022, we have raised aggregate net proceeds of approximately $1.66 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 200 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 7.0 million and 4.1 million shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2022 and the period of April 1, 2022 through May 6, 2022, respectively, and received aggregate net proceeds totaling $29.3 million. As of May 6, 2022, approximately 127.0 million shares remained available for sale under the Sales Agreement.

As of March 31, 2022, we had debt outstanding of $14.3 million in principal. In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding.

Our cash, cash equivalents and short-term investments at March 31, 2022 were $262.7 million, a decrease of $44.2 million from December 31, 2021.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $262.7 million as of March 31, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $487.1 million over the term of the related activities. Through March 31, 2022, we have expensed $404.2 million as research and development expenses and $387.2 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $52.4 million and $42.7 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Less 0.1% of our cash used in operations for both the three months ended March 31, 2022 and the year ended December 31, 2021 was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formerly with operations in Belgium, Agenus Switzerland a company formerly with operations in Switzerland and both Agenus UK Limited and AgenTus Therapeutics Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

We had cash, cash equivalents and short-term investments at March 31, 2022 of $262.7 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

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

Risks Related to Government Regulation

•

The regulatory approval process for our product candidates is uncertain and will be lengthy, and may evolve even after we have engaged with relevant regulatory authorities and selected a regulatory pathway.

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

•	Risks associated with doing business internationally could negatively affect our business.
•	Our ability to use net operating losses and tax credits to offset future income may be subject to limitations.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and enforce patent protection for our product candidates and related technology.
•	If we fail to comply with our intellectual property licenses, we could lose important license rights.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in U.S. patent law could diminish the value of patents.
•	We may be unable to protect the confidentiality of our proprietary information.
•	Our employees, consultants or independent contractors could wrongfully use or disclose confidential information.
•	We may infringe the patents and other proprietary rights of third parties.
•	We may become involved in lawsuits to protect or enforce our patents.

Risks Related to Business Operations, Employee Matters and Managing Growth

•	We may encounter difficulties in managing our recent growth and/or corporate consolidation efforts.
•	Legal claims against us may create distraction for our management team, reduce demand for our products and/or result in substantial damages.
•	Information technology security breaches could result in a material disruption in our business and subject us to sanctions and penalties.
•	Our subsidiary MiNK Therapeutics may be unsuccessful at advancing its cell therapy business.

Risks Related to Our Common Stock

•	Our stock’s trading volume and public trading price has been volatile.
•	We do not intend to pay cash dividends on our common stock.
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control.

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described herein. You should consider carefully all information about risks in evaluating our business. If any of the described risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2021, 2020, and 2019, were $28.7 million, $182.9 million and $111.6 million, respectively. During the three-months ended March 31, 2022, we generated a net loss of $50.6 million. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2022, we had $262.7 million of cash, cash equivalents and short-term investments. Based on our current plans and projections, we believe that our cash resources as of March 31, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when the financial statements included in this Quarterly Report on Form 10-Q were issued. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

General economic conditions in the United States and abroad, including the impacts of public health crises, such as the ongoing COVID-19 pandemic, the policies of the Biden Administration or otherwise, and geopolitical disputes and wars such the invasion of Ukraine by Russia, may have a material adverse effect on the financial markets and our liquidity and financial condition, particularly if our ability to raise additional funds is impaired.

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

Our operating history, particularly in light of the rapidly evolving and competitive I-O field, may make it difficult to evaluate our technology and industry and predict our future performance. We will encounter risks and difficulties frequently experienced by clinical stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including increased inflation, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and the volatility of such market and economic conditions have increased as a result of the COVID-19 pandemic and more recently as the result of Russia’s invasion of Ukraine. The scope, duration and long-term impact of the COVID-19 pandemic and the Russian invasion are unknown at this time, so there can be no assurance how significant any deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile geopolitical and business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans for some or all of our pipeline candidates. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $262.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since March 31, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. Our timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. Although we have engaged with the FDA on our regulatory programs and protocols, tThere is no guarantee that our BLA submissions, if any, will be approved, or that we will be able to successfully commercialize these assets. If our botensilimab programs (including combination therapies with botensilimab) encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business may be significantly harmed.

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

All of our other product candidates are in earlier stages of development and will require additional nonclinical and/or clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing and commercial efforts before we can generate any revenue from product sales.

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

•

failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or BLA preparation, discussions with the FDA, an FDA request for a diagnostic or additional nonclinical or clinical data that may be deemed necessary to meet evolving regulatory standards and pathways, or unexpected safety or manufacturing issues;

•	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the candidates uneconomical;
•	proprietary rights of others and their competing products and technologies that may prevent our candidates from being commercialized;
•	failure to initiate or successfully complete confirmation trials for candidates that receive accelerated approval; and
•

the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may be difficult to predict for immune modulating antibodies, including for anti-CTLA-4 and related combination therapies.

Even if we are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors may limit the definition of the target treatment population to one smaller than that implied in the label granted by regulatory authorities, and could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness or comparative benefit of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any one of our products once approved, market acceptance and commercial success would be reduced.

In addition, if any of our products are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices (“cGMPs”) and good clinical practices (“GCPs”), for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates’ post-approval could have a material adverse effect on our business, financial condition and results of operations.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year, we reported positive interim data from our lead trials of balstilimab and zalifrelimab. In November 2021, we also reported new clinical responses from a Phase 1/2 trial of botensilimab (as a monotherapy and combination with balstilimab), and in June 2021, we reported Phase 1 clinical responses for AGEN2373. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that balstilimab, zalifrelimab, botensilimab, or AGEN2373 (or any of our earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for any of these programs as a monotherapy or combination could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

If we encounter difficulties enrolling patients in our clinical trials or if our clinical trial sites encounter staffing shortages that impact their operations, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment and in and timely completion of our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion and the site being able to operate as needed to adhere to the clinical requirements as set forth in the protocol. The enrollment of patients depends on many factors, including:

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

Staffing shortages at clinical trial sites and delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates. The COVID-19 pandemic and staffing shortages impacted by the pandemic and disruptions in the broader labor market including at clinical trial sites may cause delays in the patient enrollment in our clinical trials and could prevent the completion and/or timely completion of such trials.

The number of product candidates that we are attempting to simultaneously advance creates a significant strain on our resources and may prevent us from successfully advancing any product candidates. If, due to our limited resources and access to capital, we prioritize development of certain product candidates, such decisions may prove to be wrong and may adversely affect our business.

We or our affiliates are currently advancing multiple immune modulating antibodies, vaccines and vaccine adjuvants (SaponiQx subsidiary)). Simultaneously advancing so many product candidates may create a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Except for Prophage in Russia, we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Although we successfully filed and had accepted the BLA for balstilimab in 2021, we, as a company, have limited experience in filing and supporting the applications necessary to gain regulatory approvals and rely in part on third-party contract research organizations (“CROs”) and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved as well as evolving regulatory standards for products like ours. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, Premarket Approval, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

The general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 2 or 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 2 or 3 clinical trials typically involve hundreds of patients dosed in well-controlled trials that have significant costs and take years to complete. We are utilizing and, in the future, intend to utilize FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain rare diseases, cancer and autoimmune diseases, but the FDA may not agree with our plans. Moreover, even if we do receive accelerated approval from the FDA for one or more of our product candidates, there is no guarantee that we will be able to successfully complete one or more confirmatory trials needed to obtain full approval.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

Moreover, approval of genetic or biomarker diagnostic tests may be necessary in order to advance some of our product candidates to clinical trials or potential commercialization. In the future, regulatory agencies may require the development and approval of such tests which can be expensive and time-consuming. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, authorities may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could reduce the size of the potential market for our product candidates and materially harm the commercial prospects for our product candidates.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those jurisdictions. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may delay our development programs and harm our business, financial condition and prospects significantly.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb, CD137, ILT2, ILT4 and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, and nivolumab, an anti-PD-1 antibody, and is developing agents targeting LAG-3, TIM-3, TIGIT, OX40 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, as well as anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, and has monoclonal antibodies targeting CTLA-4 and CD73, as well as bispecifics targeting CTLA-4, TIGIT, TIM-3 in clinical development (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) antibody and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3,LAG-3 and TIGIT in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 and PD-L1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights), CStone Pharmaceuticals (EQRx has ex-China rights), Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories) and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, , CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Transcenta Holdings (previously Mabspace Biosciences), Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Taizhou Houdeaoke Technology. In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

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

We are also aware of competitors with clinical stage drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. Additionally, AGEN1777, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies, including bispecifics, that could compete with this program. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Compugen, Corvus Pharmaceuticals, CStone Pharmaceuticals, GSK, Innovent Biologics, Inhibrx, iTeos Therapeutics, Lyvgen Biopharma, MedPacto, Merck KGaA, Mereo Biopharma, Novartis, Astellas, Seagen, Servier, Scholar Rock, and Sanofi. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

Additionally, the FDA has cleared an IND filing for AGEN1571, our ILT2 antibody; we are aware of other clinical stage anti-ILT2, anti-ILT4 and anti-HLA-G antibodies that could compete with this program. These include, but are not limited to, Biond Biologics/Sanofi, Merck, Jounce Therapeutics, Immune-Onc Therapeutics, Janssen and Tizona Therapeutics. Additionally, some competitors are also developing ILT2 bispecifics; for example, NGM Biopharmaceuticals has a clinical stage bispecific co-targeting ILT2 and ILT4. We are also aware of competitor programs, in monospecific and bispecific formats, that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

We are aware that Merck’s PD-1 antagonist, Keytruda, has been fully approved in advanced cervical cancer. Recently, Seagen Inc. and Genmab A/S received accelerated approval for Tivdak, a drug co-developed by these companies, for use in recurrent/metastatic cervical cancer patients, including in the second line setting. We are also aware that Lee Pharmaceutical’s new drug application (“NDA”) recently accepted by the NMPA and that Akeso Bio (anti PD-1/CTLA-4 bispecific) has received approval in China from the China Center for Drug Evaluation to submit its NDA in this setting. Beyond these developments, we are also aware of industry sponsored clinical trials, including exploratory studies, that are underway in this setting. Clinical stage competitors include, but are not limited to, BMS (anti-PD-1 alone or in combination with CTLA-4), Iovance Biotherapeutics (autologous TILs), Merck KgaA (anti-PD-L1/TGFb), Roche (anti-PD-L1 alone or in combination with anti-TIGIT), Nykode Therapeutics  (HPV vaccine in combination with anti-PD-L1), Biocad (anti-PD-1), Genor Biopharma (anti-PD-1), Gloria Biosciences (Anti-PD-1), Shanghai Henlius Biotech (anti-PD-1 in combination with albumin bound paclitaxel) and Innovent Biologics (anti-PD-1 alone or in combination with anti-CTLA-4).

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

A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek, with respect to an approved product, additional clinical evidence, including comparative effectiveness evidence, that goes beyond the data required to obtain marketing approval. They may require such evidence to demonstrate clinical benefits and value in specific patient populations or they may call for costly pharmaceutical studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies before covering our products. Third party payors may manage utilization by implementing a drug formulary, establishing different copays for different drugs or requiring a prescriber to obtain prior authorization from the relevant third-party payor before a drug will be covered for a particular patient. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care and additional legislative, administrative, or regulatory changes. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense and new products face increasing challenges in entering the market successfully. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs in exchange for coverage or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold. Our ability to commercialize our product candidates successfully may be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. Accordingly, we cannot be sure that reimbursement will be available for any drug that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations, or secondary market research databases, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Furthermore, regulators and payors may further narrow the therapy-accessible treatment population. Even if we obtain significant market share for our product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

Prior to a product approval, we would need to build marketing, sales and commercial compliance functions, and as a company, we have no experience in marketing, selling and distributing products or performing commercial compliance. If we are unable to establish such capabilities or enter into agreements with third parties to perform such functions, we may not be able to generate product revenue.

We currently have a small number of individuals that are tasked with building our marketing, sales and commercial compliance functions, and we currently have limited sales, marketing, distribution or commercial compliance capabilities and have no experience as a company performing such tasks. Developing an in-house marketing team, sales force and commercial compliance function will require significant capital expenditures, management resources and time and may ultimately prove to be unsuccessful. In the event we develop and deploy these capabilities, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain personnel qualified to perform these tasks. If we fail to market and sell our approved products in compliance with applicable laws and regulations, we may be subject to fines or other penalties as well as reputational harm.

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

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house, we currently do not have an alternative long-term supply partner for this adjuvant. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process with the goal of ensuring the continuous future supply of QS-21 Stimulon adjuvant. While we are pursuing this in partnership with Phyton Biotech and Ginkgo Bioworks, there is no guarantee that we will be successful in developing a scalable process.

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

•

staffing shortages, equipment malfunctions, power outages, natural or man-made calamities, geopolitical disputes, or other general disruptions experienced by our third-party manufacturers to their respective operations and other general problems with a multi-step manufacturing process;

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423, a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead had the exclusive right to develop and commercialize AGEN1423, and we were eligible to receive potential development and commercial milestones of up to

$552.5 million in the aggregate. In November 2020, Gilead elected to return AGEN1423 to us and voluntarily terminated the license agreement effective as of February 4, 2021. In October of 2021, Gilead elected to terminate the option to license AGEN1223. The option agreement for AGEN2373 remains in place, and we are responsible for developing the program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $5.0 million in the aggregate. If Gilead exercises an option for AGEN2373, it would be required to pay an upfront option exercise fee of $50.0 million. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. We will have the right to opt-in to share Gilead’s development and commercialization costs in the United States for AGEN2373 in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will be able to successfully advance the AGEN2373 option program to the option decision point, and, even if we do, there is no guarantee that Gilead will exercise its option. If Gilead does pursue a licensed or optioned program, there is no guarantee that we will be able to advance any such program ourselves or with another partner.

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

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015, we began a broad collaboration with Incyte to pursue the discovery and development of antibodies, in December 2018 we entered into a partnership with Gilead relating to five of our antibody programs and in May 2021 we entered into a license agreement with BMS relating to our anti-TIGIT bispecific antibody program. Furthermore, we have a collaboration arrangement with Recepta Biopharma S.A. (“Recepta”) for balstilimab and zalifrelimab, giving Recepta rights to certain South American countries and requiring us to agree upon development plans for these product candidates. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

The Brain Tumor Trials Collaborative, through the NCI, sponsored a Phase 2 clinical trial of our Prophage vaccine candidate in combination with Merck’s pembrolizumab in patients with glioma. The trial was closed due to low accrual rates; treated patients will be followed for a preliminary assessment of activity. When our licensees or third-party collaborators sponsor clinical trials using our product candidates, we cannot control the timing of enrollment, data readout, or quality of such trials or related activities.

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

On January 24, 2022, Agenus filed a lawsuit against Recepta alleging that Recepta breached the terms of the companies’ 2016 collaboration agreement concerning development plans and marketing rights for balstilimab and zalifrelimab in South America. It is too early to predict the outcome of the lawsuit at this time.

Additionally, if one of our collaborators, such as BMS, Incyte or Recepta, terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

Collaborations are complex and time-consuming to negotiate, document and execute. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in states and other countries. We are not permitted to market any biological product in the United States for commercial use until we receive a biologics license from the FDA. Although we submitted and had accepted for filing the BLA for balsilimab, we subsequently voluntarily withdrew such application following a competitor’s full approval. As a result, we have not submitted a BLA for any product candidate that was approved by the FDA. Even after submission of a BLA for one or more of our product candidates, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and we may never obtain regulatory approval for our product candidates.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (the “FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The invasion of Ukraine by Russia has resulted in sanctions against Russia which will likely impact the conduct of business with Russian entities, including existing sales of services within Russia.

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

We currently have research and development operations in the United Kingdom (“UK”) and clinical operations in western and eastern Europe, and we expect to pursue pathways to develop and commercialize our product candidates in both U.S. and ex-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the UK’s withdrawal from the EU or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

Although we do not anticipate a material impact to our global business operations, we have employees in Russia who could be adversely affected by the impact of the Russian invasion of Ukraine. The war may impact staffing and adversely impact existing business, new business development, the completion of projects and adherence to timelines by affected employees.

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

We rely upon a combination of patents, trade secrets and confidentiality agreements to protect the intellectual property related to our product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to duplicate or surpass our technological achievements, eroding our competitive position in the market. Our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 31 issued United States patents and approximately 78 issued foreign patents. We also own, co-own or have exclusive rights to approximately 37 pending United States patent applications and approximately 259 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

As part of our efforts to optimize efficiency across our organization, we previously closed offices in Germany and Switzerland and consolidated these operations in the UK. In January 2020, our subsidiary MiNK Therapeutics closed its Waterloo, Belgium office and consolidated those operations in our Lexington, MA facility. In March 2020, as a result of the COVID-19 pandemic, we completed a company-wide reduction in force. If these transition efforts prove to be unsuccessful, or if we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We are still in the process of liquidating 4-AB and transferring intellectual property rights from Switzerland to the United States or elsewhere. There could be adverse tax consequences resulting from this migration of intellectual property rights, which could have an adverse effect on our business and operations.

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

We are also subject to domestic and international laws generally applicable to businesses, including but not limited to, federal, state and local wage and hour, employee classification, mandatory healthcare benefits, unlawful workplace discrimination and whistle-blowing. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, results of operations, financial condition, cash flow and future prospects.

We are highly reliant on certain members of our management team. In addition, we have limited internal resources and if we fail to recruit and/or retain the services of key employees and external consultants as needed, we may not be able to achieve our strategic and operational objectives.

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994 is integral to building our company and developing our technology. Jennifer Buell, Ph.D., a consultant and member of Agenus' Executive Council who provides key strategic advice. If either Dr. Armen or Dr. Buell is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen. Dr. Armen plays an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen or any other employee. The loss of the services of Dr. Armen or Dr. Buell, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Dr. Buell also serves as Chief Executive Officer for MiNK Therapeutics, and Dr. Armen is Chairman of the Board of Directors of MiNK Therapeutics.

The bulk of our operations are conducted at our facilities in Cambridge, UK, Lexington, MA and Berkeley, CA. The Cambridge, New England, greater Boston area, and Northern California regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Our future growth success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and scientific staff. We face intense competition for qualified individuals from other pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, particularly in the historically tight labor market prevailing currently. To attract and retain employees at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and clinical personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and could impair our ability to support our collaboration partners or our growth generally.

Our internal computer systems, or those of our third-party CROs, CMOs, licensees, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations or could subject us to sanctions and penalties that could have a material adverse effect on our reputation or financial condition.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, licensees, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Potential vulnerabilities can also be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In July 2020, the United States Government charged a pair of Chinese hackers working on behalf of China’s intelligence service in relation to the hacking of U.S. based biotechnology companies researching COVID-19 vaccines. We anticipate that U.S. companies may also be targeted by Russia and/or its supporters as the result of the U.S.’s support of Ukraine. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture certain of our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed. We do not maintain cyber liability insurance and would therefore have no coverage for any losses resulting from any data security incident.

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

Although we do not expect Russia’s war with Ukraine to materially impact our global operations, the war may still impact our business. We have employees in Russia that may be adversely affected by the war. The war may make it difficult for these employees to work and may result in disruption to certain programs and timelines as well as future business opportunities.  The invasion of Ukraine by Russia may also adversely impact the ability of our existing strategic partners to conduct business in the Ukraine and Russia.

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

MiNK Therapeutics, a subsidiary of Agenus, closed an IPO in October 2021. We own 26,332,958 shares, representing approximately 79% of MiNK Therapeutics’ Common Stock. There is no guarantee that MiNK will be able to attract external funding in the future. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK Therapeutics will be successful in advancing one or more product candidates through clinical development.

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

During the period from our initial public offering on February 4, 2000, to March 31, 2022, and the three-months ended March 31, 2022, the closing price of our common stock has fluctuated between $1.59 (or $0.27 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $2.35 and $3.47 per share, respectively. The average daily trading volume for the three-months ended March 31, 2022, was approximately 4,207,540 shares, while the average daily trading volume for the year ended December 31, 2021, was approximately 4,175,480 shares. The market in general, and biotechnology companies in particular, may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The invasion of Ukraine by Russia has caused worldwide market volatility to markets. Until there is a resolution to the conflict, we anticipate that the war may continue to cause market volatility.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of May 6, 2022, we had 270,990,987, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 200,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of May 6, 2022, an aggregate of approximately 155,997,552 of these shares remained available for sale. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of March 31, 2022, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of March 31, 2022, options to purchase 38,576,717 shares of our common stock with a weighted average exercise price per share of $3.58 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of March 31, 2022, we had 19,427,543 vested options and 473,245 non-vested shares outstanding.

As of March 31, 2022, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Executive Employment Agreement dated October 27, 2020 between Agenus Inc. and Steven O’Day. Filed herewith.

10.2	Consulting Agreement dated January 1, 2022 between Agenus Inc. and Jennifer Buell. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	May 10, 2022	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer