Form 10-Q
period 2022-06-30
AGENUS INC
filed 2022-08-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 4, 2022: 283,162,902 shares

Agenus Inc.

Six Months Ended June 30, 2022

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 6.	Exhibits	75
	Signatures	76

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$228,385	$291,931
Short-term investments	9,945	14,992
Accounts receivable	18,994	1,518
Prepaid expenses	28,622	20,362
Other current assets	2,988	3,171
Total current assets	288,934	331,974
Property, plant and equipment, net of accumulated amortization and depreciation of $52,389 and $50,539 at June 30, 2022 and December 31, 2021, respectively	88,611	60,029
Operating lease right-of-use assets	38,547	31,054
Goodwill	24,438	24,876
Acquired intangible assets, net of accumulated amortization of $15,197 and $13,955 at June 30, 2022 and December 31, 2021, respectively	7,722	8,488
Other long-term assets	7,922	9,537
Total assets	$456,174	$465,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion, long-term debt	$13,699	$728
Current portion, liability related to sale of future royalties and milestones	54,955	62,040
Current portion, deferred revenue	14,195	12,425
Current portion, operating lease liabilities	1,916	2,627
Accounts payable	41,002	30,486
Accrued liabilities	30,148	42,091
Other current liabilities	3,808	6,546
Total current liabilities	159,723	156,943
Long-term debt, net of current portion	—	12,823
Liability related to sale of future royalties and milestones, net of current portion	209,528	191,708
Deferred revenue, net of current portion	6,171	11,200
Operating lease liabilities, net of current portion	64,572	42,109
Contingent purchase price considerations	746	1,689
Other long-term liabilities	1,796	1,577
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2022 and December 31, 2021; liquidation value of $33,566 at June 30, 2022	0	0
Common stock, par value $0.01 per share; 400,000,000 shares authorized; 282,859,723 and 256,897,910 shares issued at June 30, 2022 and December 31, 2021, respectively	2,829	2,569
Additional paid-in capital	1,583,030	1,520,212
Accumulated other comprehensive income	2,149	1,492
Accumulated deficit	(1,584,592)	(1,489,833)
Total stockholders’ equity attributable to Agenus Inc.	3,416	34,440
Non-controlling interest	10,222	13,469
Total stockholders’ equity	13,638	47,909
Total liabilities and stockholders’ equity	$456,174	$465,958

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Research and development	$1,907	$1,708	$8,647	$3,279
Royalty sales milestone	17,316	—	17,316	—
Service revenue	1,559	1,196	3,126	2,825
Other revenue	—	—	—	35
Non-cash royalty revenue related to the sale of future royalties	144	7,826	17,778	16,310
Total revenues	20,926	10,730	46,867	22,449
Operating expenses:
Cost of service revenue	(2,024)	(667)	(2,567)	(1,772)
Research and development	(44,960)	(45,508)	(87,404)	(82,184)
General and administrative	(18,914)	(16,650)	(37,866)	(33,003)
Contingent purchase price consideration fair value adjustment	407	(14,300)	943	(13,256)
Operating loss	(44,565)	(66,395)	(80,027)	(107,766)
Other income (expense):
Non-operating income (expense)	9,061	(920)	9,118	1,938
Interest expense, net	(13,731)	(16,676)	(28,930)	(32,566)
Net loss	(49,235)	(83,991)	(99,839)	(138,394)
Dividends on Series A-1 convertible preferred stock	(53)	(53)	(106)	(105)
Less: net loss attributable to non-controlling interest	(2,801)	(701)	(5,081)	(1,427)
Net loss attributable to Agenus Inc. common stockholders	$(46,487)	$(83,343)	$(94,864)	$(137,072)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.17)	$(0.37)	$(0.35)	$(0.65)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	277,033	222,906	267,723	211,681

Other comprehensive income (loss):
Foreign currency translation gain (loss)	$1,179	$1,262	$657	$(2,512)
Other comprehensive income (loss)	1,179	1,262	657	(2,512)
Comprehensive loss	$(45,308)	$(82,081)	$(94,207)	$(139,584)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909
Net loss	—	—	—	—	—	—	—	—	—	—	(2,279)	(48,325)	(50,604)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(522)	—	—	(522)
Share-based compensation	—	—	—	—	—	—	4,205	—	—	—	742	—	4,947
Shares sold at the market	—	—	—	—	7,039	70	19,112	—	—	—	—	—	19,182
Issuance of director deferred shares	—	—	—	—	5	—	19	—	—	—	—	—	19
Issuance of shares for services	—	—	—	—	21	1	80	—	—	—	—	—	81
Vesting of nonvested shares	—	—	—	—	143	1	(1)	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	—	—	136	1	367	—	—	—	—	—	368
Issuance of shares for employee bonus	—	—	—	—	3,845	38	6,245	(1,347)	(3,380)	—	—	—	2,903
Retirement of treasury shares	—	—	—	—	(1,347)	(13)	—	1,347	3,380	—	—	—	3,367
Balance at March 31, 2022	—	$—	32	$0	266,741	$2,667	$1,550,239	—	$—	$970	$11,932	$(1,538,158)	$27,650
Net loss	—	—	—	—	—	—	—	—	—	—	(2,801)	(46,434)	(49,235)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,179	—	—	1,179
Share-based compensation	—	—	—	—	—	—	3,818	—	—	—	797	—	4,615
Shares sold at the market	—	—	—	—	15,782	158	28,079	—	—	—	—	—	28,237
Issuance of shares for milestone achievement	—	—	—	—	180	2	498	—	—	—	—	—	500
Issuance of shares for services	—	—	—	—	7	1	19	—	—	—	—	—	20
Exercise of stock options	—	—	—	—	6	—	14	—	—	—	—	—	14
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	—	—	294	—	294
Issuance of shares for employee bonus	—	—	—	—	246	2	363	(100)	(251)	—	—	—	114
Retirement of treasury shares	—	—	—	—	(100)	(1)	—	100	251	—	—	—	250
Balance at June 30, 2022	—	$—	32	$0	282,862	$2,829	$1,583,030	—	$—	$2,149	$10,222	$(1,584,592)	$13,638

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	$(211,498)
Net loss	—	—	—	—	—	—	—	—	—	—	(726)	(53,677)	(54,403)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Share-based compensation	—	—	—	—	—	—	3,669	—	—	—	263	—	3,932
Shares sold at the market	—	—	—	—	18,950	190	60,669	—	—	—	—	—	60,859
Payment of CEO payroll in shares	—	—	—	—	19	—	68	—	—	—	—	—	68
Issuance of shares for services	—	—	—	—	5	—	20	—	—	—	—	—	20
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options and employee share purchases	—	—	—	—	796	8	2,518	—	—	—	—	—	2,526
Balance at March 31, 2021	10	$22,596	32	$0	217,863	$2,179	$1,328,747	—	$—	$(1,002)	$(8,289)	$(1,519,584)	$(197,949)
Net loss	—	—	—	—	—	—	—	—	—	—	(701)	(83,290)	(83,991)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,262	—	—	1,262
Share-based compensation	—	—	—	—	—	—	5,075	—	—	—	356	—	5,431
Shares sold at the market	—	—	—	—	3,392	34	9,113	—	—	—	—	—	9,147
Issuance of warrants	—	—	—	—	—	—	70	—	—	—	—	—	70
Payment of CEO payroll in shares	—	—	—	—	24	—	87	—	—	—	—	—	87
Issuance of shares for services	—	—	—	—	9	—	31	—	—	—	—	—	31
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options	—	—	—	—	1,012	10	3,062	—	—	—	—	—	3,072
Issuance of shares for employee bonus	—	—	—	—	1,486	15	2,757	(521)	(1,497)	—	—	—	1,275
Retirement of treasury shares	—	—	—	—	(521)	(5)	—	521	1,497	—	—	—	1,492
Balance at June 30, 2021	8	$18,275	32	$0	225,265	$2,253	$1,353,243	—	$—	$260	$(8,634)	$(1,602,874)	$(255,752)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(99,839)	$(138,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,350	3,452
Share-based compensation	9,625	9,589
Non-cash royalty revenue	(17,778)	(16,310)
Non-cash interest expense	28,588	31,997
Gain on sale of assets	(6,601)	—
Gain on partial forgiveness of liability	(2,791)	—
Change in fair value of contingent obligations	(943)	13,256
Changes in operating assets and liabilities:
Accounts receivable	(17,130)	(263)
Prepaid expenses	(2,947)	(2,895)
Accounts payable	363	1,896
Deferred revenue	(3,284)	(2,488)
Accrued liabilities and other current liabilities	(1,553)	3,495
Other operating assets and liabilities	15,096	(1,636)
Net cash used in operating activities	(95,844)	(98,301)
Cash flows from investing activities:
Purchases of plant and equipment	(22,996)	(2,466)
Proceeds from sale of property, plant and equipment	10,002	—
Cash paid for business acquisition	(3,652)	—
Purchases of available-for-sale securities	(9,945)	—
Proceeds from sale of available-for-sale securities	15,000	—
Net cash used in investing activities	(11,591)	(2,466)
Cash flows from financing activities:
Net proceeds from sale of equity	47,419	70,005
Proceeds from employee stock purchases and option exercises	382	5,598
Purchase of treasury shares to satisfy tax withholdings	(3,789)	—
Repayments of debt	—	(462)
Payment of finance lease obligation	(178)	(387)
Net cash provided by financing activities	43,834	74,754
Effect of exchange rate changes on cash	55	(280)
Net decrease in cash, cash equivalents and restricted cash	(63,546)	(26,293)
Cash, cash equivalents and restricted cash, beginning of period	294,600	102,505
Cash, cash equivalents and restricted cash, end of period	$231,054	$76,212
Supplemental cash flow information:
Cash paid for interest	$568	$577
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	10,555	1,159
Issuance of common stock, $0.01 par value, in connection with payment for services	101	51
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	—	8,642
Insurance financing agreement	933	987
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	6,634	2,767
Issuance of common stock, $0.01 par value, for milestone achievement	500	—
Issuance of subsidiary shares for employee bonus	294	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	9,148	854
Lease right-of-use assets obtained in exchange for new finance lease liabilities	648	156

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies and neoantigen vaccines, to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current and potential new I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future checkpoint modulator (“CPM”) antibody candidates;
•

our antibody candidate programs, emanating from our CPM programs, including our lead asset, botensilimab, an Fc-enhanced CTLA-4 for which data was presented at ESMO World GI Congress demonstrating in combination with balstilimab (PD-1) unprecedented activity in “cold tumors” such as microsatellite stable colorectal cancer (MSS CRC), and for which Agenus expects to initiate worldwide studies in MSS CRC, melanoma and pancreatic cancer in the second half of 2022;

•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant (“QS-21 Stimulon”); and
•	our subsidiary, MiNK Therapeutics, Inc., which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

Our business activities include product research, preclinical and clinical development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require successful clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

Our cash, cash equivalents and short-term investments at June 30, 2022 were $238.3 million, a decrease of $68.6 million from December 31, 2021.

          We have incurred losses since our inception. As of June 30, 2022, we had an accumulated deficit of $1.6 billion.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $238.3 million at June 30, 2022 will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Management continues to monitor the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve and extend liquidity. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations. We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, (2) milestone payments from our existing partnerships, (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2022 and 2021, as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2022	2021
Warrants	1,980	1,980
Stock options	36,476	33,789
Non-vested shares	271	1,215
Series A-1 convertible preferred stock	333	333
Series C-1 convertible preferred stock	—	8,459

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$202,905	$202,905	$219,903	$219,903
U.S. Treasury Bills	19,916	19,916	34,989	34,989
Total	$222,821	$222,821	$254,892	$254,892

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2022 and 2021.

Of the investments listed above, $212.9 million and $239.9 million were classified as cash equivalents and $9.9 million and $15.0 million as short-term investments on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2022 (in thousands):

Balance, December 31, 2021	$24,876
Foreign currency translation adjustment	(438)
Balance, June 30, 2022	$24,438

Acquired intangible assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,640	$(12,755)	$3,885
Trademarks	4-4.5 years	1,395	(1,143)	252
Other	2-7 years	2,914	(1,299)	1,615
In-process research and development	Indefinite	1,970	—	1,970
Total		$22,919	$(15,197)	$7,722

	As of December 31, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,850	$(11,927)	$4,923
Trademarks	4-4.5 years	1,277	(1,047)	230
Other	2-6 years	2,255	(981)	1,274
In-process research and development	Indefinite	2,061	—	2,061
Total		$22,443	$(13,955)	$8,488

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.2 million for the remainder of 2022, $1.8 million for the year ending December 31, 2023, $0.7 million for each of the years ending December 31, 2024 and 2025 and $0.6 million for the year ending December 31, 2026.

Note E - Debt

Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

Debt instrument	Balance at June 30, 2022
Current Portion:
2015 Subordinated Notes	$12,898
Debentures	146
Other	655
Total	$13,699

Debt instrument	Balance at December 31, 2021
Current Portion:
Debentures	$146
Other	582
Long-term Portion:
2015 Subordinated Notes	12,823
Total	$13,551

As of both June 30, 2022 and December 31, 2021, the principal amount of our outstanding debt balance was $13.8 million.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the six months ended June 30, 2022 (in thousands):

Period from December 31, 2021 to June 30, 2022
Liability related to sale of future royalties and milestones - beginning balance	$254,105
Non-cash royalty revenue	(17,778)
Non-cash interest expense recognized	28,483
Liability related to sale of future royalties and milestones - ending balance	264,810
Less: unamortized transaction costs	(327)
Liability related to sale of future royalties and milestones, net	$264,483

Healthcare Royalty Partners

In January 2018, we, through our wholly-owned subsidiary Antigenics, LLC (“Antigenics”), entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”). Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for the $190.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheet that will be recognized into revenue in proportion to the royalty payments from GSK to HCR over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the condensed consolidated balance sheets based on the estimated royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

In the second quarter of 2022, the final milestone under the HCR Royalty Purchase Agreement was achieved, as sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant exceeded $2.75 billion for the 12 months ended June 30, 2022. As the $25.3 million milestone will be paid through the royalties received from GSK, we will recognize revenue (up to the milestone amount) as the underlying royalties are earned. As such, based on underlying royalties earned in the second quarter of 2022, we have recorded a $17.3 million receivable and corresponding royalty sales milestone revenue in the quarter ended June 30, 2022.

During the six months ended June 30, 2022, we recognized $17.8 million of non-cash royalty revenue, and we recorded $28.5 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the six months ended June 30, 2022, our estimate of the effective annual interest rate over the life of the agreement decreased to 22.7%, which results in a life of contract interest rate of 21.8%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Payroll	$7,171	$14,206
Professional fees	6,221	6,433
Contract manufacturing costs	2,412	5,824
Research services	9,360	8,550
Other	4,984	7,078
Total	$30,148	$42,091

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value.

The fair values of our contingent purchase price considerations, $0.7 million, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), are shown in the table below.

	June 30, 2022	December 31, 2021
Period of time to achieve milestones (in years)	2.5	2.5
Credit spread	9.7%	5.4%

Liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$746	$—	$—	$746
Total	$746	$—	$—	$746

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,689	$—	$—	$1,689
Total	$1,689	$—	$—	$1,689

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2022 (in thousands):

Balance, December 31, 2021	$1,689
Change in fair value of contingent purchase price considerations during the period	(943)
Balance, June 30, 2022	$746

The fair value of our outstanding debt balance at June 30, 2022 and December 31, 2021 was $13.7 million and $13.6 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2022 and December 31, 2021 was $13.8 million and $13.8 million, respectively.

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

Collaboration Revenue

For the three months ended June 30, 2022, and 2021, we recognized approximately $1.2 million and $1.4 million, respectively, of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

For the six months ended June 30, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $2.6 million based on the partial satisfaction of the over time performance obligations as of period end. For the six months ended June 30, 2021, we recognized research and development revenue of $2.4 million based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $9.1 million and $10.1 million for the remainder of 2022 and 2023, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three and six months ended June 30, 2022 and 2021, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended June 30, 2022
	United States	Rest of World	Total
Revenue Type
Royalty sales milestone	$17,316	$—	$17,316
Research and development services	660	—	660
Other services	—	1,559	1,559
Recognition of deferred revenue	1,247	—	1,247
Non-cash royalties	144	—	144
	$19,367	$1,559	$20,926

	Three months ended June 30, 2021
Revenue Type
Research and development services	$318	$—	$318
Other services	—	1,196	1,196
Recognition of deferred revenue	1,390	—	1,390
Non-cash royalties	7,826	—	7,826
	$9,534	$1,196	$10,730

	Six months ended June 30, 2022
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Royalty sales milestone	17,316	—	17,316
Research and development services	1,032	—	1,032
Other services	—	3,126	3,126
Recognition of deferred revenue	2,615	—	2,615
Non-cash royalties	17,778	—	17,778
	$43,741	$3,126	$46,867

	Six months ended June 30, 2021
Revenue Type
Research and development services	$855	$—	$855
Other services	—	2,825	2,825
Recognition of deferred revenue	2,424	—	2,424
Recognition of deferred grant revenue	35	—	35
Non-cash royalties	16,310	—	16,310
	$19,624	$2,825	$22,449

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Six months ended June 30, 2022	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$23,625	$125	$(3,384)	$20,366

The change in contract liabilities is primarily related to the recognition of $2.6 million of revenue related to the Gilead Collaboration Agreements during the six months ended June 30, 2022. Deferred revenue related to the Gilead Collaboration Agreements of $19.1 million as of June 30, 2022, which was comprised of the $142.5 million initial transaction price, less $123.4 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.7 million receivable as of June 30, 2022, for research and development and other services provided.

During the six months ended June 30, 2022, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the six months ended June 30, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	32,764,087	$3.66
Granted	6,852,809	3.00
Exercised	(21,311)	2.46
Forfeited	(2,389,337)	3.09
Expired	(730,447)	4.77
Outstanding at June 30, 2022	36,475,801	$3.55	7.23	$337,404
Vested or expected to vest at June 30, 2022	36,475,801	$3.55	7.23	$337,404
Exercisable at June 30, 2022	19,806,110	$3.78	5.89	$57,302

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2022 and 2021 were $1.76 and $1.99, respectively.

As of June 30, 2022, there was approximately $35.4 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.3 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2022 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,018,051	$2.39
Granted	4,230,080	2.49
Vested	(4,300,579)	2.57
Forfeited	(677,000)	1.73
Outstanding at June 30, 2022	270,552	$3.07

As of June 30, 2022, there was approximately $2.0 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 1.6 years.

During the six months ended June 30, 2022, 120,286 shares were issued under the 2019 Employee Stock Purchase Plan, 21,311 shares were issued as a result of stock option exercises and 143,332 shares were issued as a result of the vesting of non-vested stock. Additionally, 4,090,080 shares were issued as payment for certain employee bonuses, with 1,446,849 of those shares being withheld to cover taxes, resulting in a net share issuance of 2,643,231.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2022 and 2021, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,192	$1,296	$2,531	$2,164
General and administrative	3,423	4,135	7,031	7,199
Total share-based compensation expense	$4,615	$5,431	$9,562	$9,363

Note K – Restricted Cash

As of both June 30, 2022, and December 31, 2021, we maintained non-current restricted cash of $2.7 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$291,931	$228,385	$99,871	$73,543
Restricted cash	2,669	2,669	2,634	2,669
Cash, cash equivalents and restricted cash	$294,600	$231,054	$102,505	$76,212

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

During the three and six months ended June 30, 2022, we received net proceeds of approximately $28.2 million and $47.4 million from the sale of approximately 15.8 million and 22.8 million shares of our common stock at an average price per share of approximately $1.84 and $2.14, respectively, in at-the-market offerings under the Sales Agreement.

Note M – Related Party Transactions

During the quarter ended June 30, 2022, our Audit and Finance Committee approved a contract between a wholly owned subsidiary of Agenus Inc. and Protagenic Therapeutics, Inc, for the performance of clinical trial services totaling approximately $1.3 million. These services are expected to be completed over the next year. As of June 30, 2022, no amounts related to these services had been recorded in the associated condensed consolidated balance sheets or condensed consolidated statements of operations, as the performance of these services had not yet begun. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic Therapeutics, Inc.

Note N - Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2022 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note O – Subsequent Events

Authorized Shares

On August 4, 2022, at a special meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to increase our authorized shares of common stock from 400,000,000 to 800,000,000. The increase in our authorized shares of common stock became effective upon the filing of the amendment to our Articles of Incorporation with the Delaware Secretary of State on August 5, 2022.

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

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•	our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future checkpoint modulator (“CPM”) antibody candidates;
•	our antibody candidate programs, including our CPM programs, such as lead candidate botensilimab (AGEN1181);
•	our saponin-based vaccine adjuvant platform under our subsidiary, SaponiQx, Inc. (“SaponiQx”), principally including our QS-21 Stimulon™ adjuvant (“QS-21 Stimulon”); and
•

our subsidiary, MiNK Therapeutics, Inc. (“MiNK Therapeutics”), which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our lead program, botensilimab (AGEN1181), is advancing in multiple clinical programs which we have designed to support regulatory pathways for accelerated development with botensilimab as a monotherapy and in combination with balstilimab. Worldwide trials for botensilimab are expected to initiate MCC CRC, melanoma and pancreatic cancer in the second half of 2022.

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

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of June 30, 2022, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

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

In September 2021, we announced the launch of SaponiQx to spearhead innovation in novel adjuvant discovery and vaccine design, including in relation to our saponin-based adjuvants. We also announced our partnership with Ginkgo Bioworks, Inc. to develop SaponiQx’s novel saponin products from sustainably sourced raw materials, with a goal to meet the current demands placed on the vaccine industry for pandemic vaccines. Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s approved shingles vaccine, Shingrix, which was approved in the United States by the FDA in October 2017. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We do not incur clinical development costs for products partnered with GSK. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). We received the First HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion. The Second HCR Milestone was achieved after GSK’s net sales of Shingrix for the twelve months ended June 30, 2022 exceeded $2.75 billion. As the milestone will be paid through the royalties received from GSK, we will recognize revenue (up to the milestone amount) as the underlying royalties are earned. As such, we have recorded a $17.3 million receivable and corresponding royalty sales milestone revenue in the quarter ended June 30, 2022.

Our business activities include product research and preclinical and clinical development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require successful clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing arrangements with academic and corporate collaborators and licensees and by entering into new collaborations.

MiNK Therapeutics is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening immune-mediated diseases. As of August 2022, there were three active clinical trials evaluating AGENT-797, an allogeneic iNKT therapy, for the treatment of patients with solid tumor cancers with AGENT-797 alone and in combination with KEYTRUDA or OPDIVO, multiple myeloma, and viral Acute Respiratory Distress secondary to COVID-19. Data readouts are expected the second half of 2022. In October 2021, MiNK Therapeutics completed an initial public offering of 3,333,334 shares of its common stock, trading on the Nasdaq Capital Market under the ticker symbol “INKT”, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, were approximately $40.0 million. Subsequently, the underwriters in the initial public offering exercised their option to acquire an additional 500,000 shares at the public offering price and such shares were delivered on November 3, 2021. MiNK Therapeutics has exclusively licensed the INKT technology from Agenus and retains the rights to develop and expand a proprietary pipeline of engineered CAR-INKTs, TCRs, and INKT bispecific engagers.

Historical Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Research and development revenue

 We recognized research and development revenue of approximately $1.9 million and $1.7 million during the three months ended June 30, 2022 and 2021, respectively. Research and development revenues in the second quarter of 2022 primarily consisted of $1.2 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the second quarter of 2021 primarily consisted of $1.4 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $0.2 million of research service revenue earned under our Incyte Collaboration Agreement.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK decreased $7.7 million, to approximately $0.1 million for the three months ended June 30, 2022, from $7.8 million for the three months ended June 30, 2021, due to the achievement of the final sales milestone under the HCR agreement and the recognition of these royalties as royalty milestone revenue in the three months ended June 30, 2022.

Royalty sales milestone revenue

We recognized royalty sales milestone revenue of approximately $17.3 million during the three months ended June 30, 2022, related to the achievement of the final milestone under our Royalty Purchase Agreement with HCR. This $25.3 million milestone was achieved when sales of GSK’s vaccines containing our QS-21 Stimulon exceeded $2.75 billion for the 12 months ended June 30,

2022. As the milestone will be paid through the royalties received from GSK, we will recognize revenue (up to the milestone amount) as the underlying royalties are earned.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 1% to $45.0 million for the three months ended June 30, 2022 from $45.5 million for the three months ended June 30, 2021. Decreased expenses in the three months ended June 30, 2022 primarily relate to a $6.9 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, partially offset by a $2.2 million increase in personnel related expenses, primarily due to increased headcount, and a $4.0 million increase in expenses attributable to the activities of our subsidiaries.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 14% to $18.9 million for the three months ended June 30, 2022 from $16.7 million for the three months ended June 30, 2021. Increased expenses in the three months ended June 30, 2022 primarily relate to a $2.2 million increase in expenses attributable to the activities of our subsidiaries and a $0.7 million increase in other general and administrative expenses. These increases were partially offset by a $0.6 million decrease in professional fees.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $10.0 million for the three months ended June 30, 2022, from expense of $0.9 million for the three months ended June 30, 2021 to income of $9.1 million for the three months ended June 30, 2022, primarily due to the recognition of a $6.6 million gain on the sale of property, plant and equipment and a $2.8 million gain on the partial forgiveness of a liability in the three months ended June 30, 2022 compared to foreign currency exchange losses in the three months ended June 30, 2021.

Interest expense, net

Interest expense, net decreased to approximately $13.7 million for the three months ended June 30, 2022 from $16.7 million for the three months ended June 30, 2021, due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Research and development revenue

We recognized research and development revenue of approximately $8.6 million and $3.3 million during the six months ended June 30, 2022 and 2021, respectively. Research and development revenues in the first half of 2022 primarily consisted of a $5.0 million milestone and $2.6 million related to the recognition of deferred revenue, both earned under our Gilead Collaboration Agreements. Research and development revenues in the first half of 2021 primarily consisted of $2.4 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements and $0.7 million of research service revenue earned under our Incyte Collaboration Agreement.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $1.5 million, to approximately $17.8 million for the six months ended June 30, 2022, from $16.3 million for the six months ended June 30, 2021, due to increased net sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant.

Royalty sales milestone revenue

We recognized royalty sales milestone revenue of approximately $17.3 million during the six months ended June 30, 2022, related to the achievement of the final milestone under our Royalty Purchase Agreement with HCR. This $25.3 million milestone was achieved when sales of GSK’s vaccines containing our QS-21 Stimulon exceeded $2.75 billion for the 12 months ended June 30, 2022. As the milestone will be paid through the royalties received from GSK, we will recognize revenue (up to the milestone amount) as the underlying royalties are earned.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 6% to $87.4 million for the six months ended June 30, 2022 from $82.2 million for the six months ended June 30, 2021. Increased expenses in the six months ended June 30, 2022 primarily relate to a $4.0 million increase in personnel related expenses, primarily due to increased headcount and increased share based compensation expense, a $6.8 million increase in expenses attributable to the activities of our subsidiaries and a $0.5 million increase in other research and development expenses. These increases were partially offset by a $6.0 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 15% to $37.9 million for the six months ended June 30, 2022 from $33.0 million for the six months ended June 30, 2021. Increased expenses in the six months ended June 30, 2022 primarily relate to a $0.2 million increase in professional fees, a $4.5 million increase in expenses attributable to the activities of our subsidiaries and a $0.4 million increase in other general and administrative expenses. These increases were partially offset by a $0.3 million decrease in personnel related expenses, primarily due to decreased share-based compensation expense.

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

Non-operating income

Non-operating income includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $7.2 million for the six months ended June 30, 2022, from income of $1.9 million for the six months ended June 30, 2021 to income of $9.1 million for the six months ended June 30, 2022, primarily due to the recognition of a $6.6 million gain on the sale of property, plant and equipment and a $2.8 million gain on the partial forgiveness of a liability in the six months ended June 30, 2022 compared to foreign currency exchange gains in the six months ended June 30, 2021.

Interest expense, net:

Interest expense, net decreased to approximately $29.0 million for the six months ended June 30, 2022 from $32.6 million for the six months ended June 30, 2021, due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the six months ended June 30, 2022, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2022	2021	2020	2019
Antibody programs	Various	$63,227	$141,266	$118,200	$126,400
Vaccine adjuvant	QS-21 Stimulon	4,393	5,912	304	872
Cell therapies	Various	12,021	15,507	11,022	20,131
Other research and development programs	Various	7,763	15,923	13,091	20,936
Total research and development expenses		$87,404	$178,608	$142,617	$168,339

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.6 billion as of June 30, 2022. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through June 30, 2022, we have raised aggregate net proceeds of approximately $1.69 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 200 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 22.8 million shares of our common stock pursuant to the Sales Agreement during the six months ended June 30, 2022 and received aggregate net proceeds totaling $47.4 million. As of August 4, 2022, approximately 113.3 million shares remained available for sale under the Sales Agreement.

As of June 30, 2022, we had debt outstanding of $13.8 million in principal. In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding.

Our cash, cash equivalents and short-term investments at June 30, 2022 were $238.3 million, a decrease of $68.6 million from December 31, 2021.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $238.3 million as of June 30, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Management continues to monitor the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve and extend liquidity. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations.  We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, (2) milestone payments from our existing partnerships, (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $529.4 million over the term of the related activities. Through June 30, 2022, we have expensed $422.7 million as research and development expenses and $403.9 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $95.8 million and $98.3 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Less than 0.1% of our cash used in operations for both the six months ended June 30, 2022 and the year ended December 31, 2021 was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formerly with operations in Belgium, Agenus Switzerland a company formerly with operations in Switzerland and both Agenus UK Limited and AgenTus Therapeutics Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

We had cash, cash equivalents and short-term investments at June 30, 2022 of $238.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2021, 2020, and 2019, were $28.7 million, $182.9 million and $111.6 million, respectively. During the six-months ended June 30, 2022, we generated a net loss of $99.8 million. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2022, we had $238.3 million of cash, cash equivalents and short-term investments. Based on our current plans and projections, we believe that our cash resources as of June 30, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when the financial statements included in this Quarterly Report on Form 10-Q were issued. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $238.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since June 30, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. Our timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. Although we have engaged with the FDA on our regulatory programs and protocols, there is no guarantee that our BLA submissions, if any, will be approved, or that we will be able to successfully commercialize these assets. If our botensilimab programs (including combination therapies with botensilimab) encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business may be significantly harmed.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year and earlier this year, we reported positive interim data from our lead trials of botensilimab (AGEN1181), balstilimab and zalifrelimab. For example, in June 2022 at ESMO GI, and in November 2021, we reported new clinical responses from a Phase 1/2 trial of botensilimab (as a monotherapy and combination with balstilimab), and in June 2021, we reported Phase 1 clinical responses for AGEN2373. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that balstilimab, zalifrelimab, botensilimab, or AGEN2373 (or any of our other earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for any of these programs as a monotherapy or combination could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business and partnership prospects.

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

The general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 2 or 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 2 or 3 clinical trials typically involve hundreds of patients dosed in well-controlled trials that have significant costs and take years to complete. We are utilizing and, in the future, intend to utilize, among other strategies, FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain rare diseases, cancer and autoimmune diseases, but the FDA may not agree with our plans. Moreover, even if we do receive accelerated approval from the FDA for one or more of our product candidates, there is no guarantee that we will be able to successfully complete one or more confirmatory trials needed to obtain full approval.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb, CD137, ILT2, ILT4 and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, nivolumab, an anti-PD-1 antibody, and relatlimab, an anti-LAG-3 antibody, and is currently developing agents targeting TIGIT, ILT4 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, and has an anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, and has monoclonal antibodies targeting CTLA-4 and CD73, as well as bispecifics targeting CTLA-4, TIGIT, TIM-3 in clinical development (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) antibody and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3,LAG-3 and TIGIT in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 and PD-L1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights), CStone Pharmaceuticals (EQRx has ex-China rights), Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories), Alphamab Oncology/3D Medicines and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, , CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Transcenta Holdings (previously Mabspace Biosciences), Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Lepu Biopharma (previously Taizhou Houdeaoke Technology). In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

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

We are also aware of competitors with clinical stage drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. Additionally, AGEN1777, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies, including bispecifics, that could compete with this program. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Compugen, Corvus Pharmaceuticals, CStone Pharmaceuticals, GSK, Innovent Biologics, Inhibrx, iTeos Therapeutics, Lyvgen Biopharma, MedPacto, Merck KGaA, Mereo Biopharma, Novartis, Seagen, Servier, Scholar Rock, and Sanofi. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

Additionally, the FDA has cleared an IND filing for AGEN1571, our ILT2 antibody. We are aware of other clinical stage anti-ILT2, anti-ILT4 and anti-HLA-G antibodies that could compete with this program. These include, but are not limited to, Biond Biologics/Sanofi, BMS, Merck, Jounce Therapeutics, Immune-Onc Therapeutics, Janssen and Gilead/Tizona Therapeutics. Additionally, some competitors are also developing ILT2 bispecifics; for example, NGM Biopharmaceuticals has a clinical stage bispecific co-targeting ILT2 and ILT4. We are also aware of competitor programs, in monospecific and bispecific formats, that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

We currently have a small number of individuals who have capabilities to build our marketing, sales and commercial compliance functions, and we currently have no experience as a company performing such tasks. Developing an in-house marketing team, sales force and commercial compliance function will require significant capital expenditures, management resources and time and may ultimately prove to be unsuccessful. In the event we develop and deploy these capabilities, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain personnel qualified to perform these tasks. If we fail to market and sell our approved products in compliance with applicable laws and regulations, we may be subject to fines or other penalties as well as reputational harm.

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

The nature and scope of health care reform remains uncertain. The Department of Justice under the Biden administration informed the Supreme Court in connection with case Texas v. Azar, that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the ACA. President Biden temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which included a number of health care reforms) to allow for review by the new administration. By Executive Order, President Biden directed federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. With respect to prescription drugs specifically, President Biden supported reforms to lower drug prices during his campaign for the presidency. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The invasion of Ukraine by Russia has resulted in new and expanded sanctions against Russia which will likely impact the conduct of business with Russian entities, including existing sales of services within Russia by our wholly-owned subsidiary, Atlant Clinical, a Clinical Research Organization based in Moscow, Russia which was acquired in 2020.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 38 issued United States patents and approximately 102 issued foreign patents. We also own, co-own or have exclusive rights to approximately 41 pending United States patent applications and approximately 333 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We also have partners who may market or refer to our trademarks or trade names and may use the trademarks or trade names in ways that impair our branding strategy. For example, Recepta and Betta Pharmaceuticals have rights to our antibodies, balstilimab and zalifrelimab, in certain South American countries and greater China, respectively, and each may adopt a marketing strategy in their territories, including use or registration of trademarks and tradenames for our antibodies, that could impair our brand identity or strategy and possibly cause market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

Risks Related to Business Operations, Employee Matters and Managing Growth

We have undergone significant growth across multiple locations over the past several years and are focusing on further enhancing core areas and capabilities. In addition, we have consolidated certain sites while expanding others to focus on our core priorities and future needs. We may encounter difficulties in managing these growth and/or consolidation efforts, either of which could disrupt our operations.

Over the past several years, we have expanded our headcount through various acquisitions and the expansion of our research, development and manufacturing infrastructure and activities both nationally and internationally, while at the same time in May 2022, we announced that we had reduced expenses by approximately 20% to improve efficiency and focus on our most promising development candidates, such as botensilimab. To manage these organizational changes, we must continue to implement and improve our managerial, operational, and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures include cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so, staggering the working hours of employees that are unable to perform their duties remotely and reconfiguring our facilities for physical distancing. We are revisiting these measures on a regular basis as the pandemic evolves, and we are likely to take additional action as we learn more and as instruction is provided by national, state and local governmental agencies. These measures have resulted, and any future actions may result, in a disruption to our business. Our employees are also impacted by the closures of their children’s schools for lengthy periods of time. For instance, in both California and Massachusetts, all public and private elementary and secondary schools were closed for the duration of the 2019-2020 academic year, leaving many of our employees with no choice but to work from home while also caring for their children, which caused a loss in employee productivity. We expect this state of affairs to continue for the duration of the pandemic. In addition, in March 2020, the United States government announced that it would suspend air travel between the United States and parts of Europe for a 30-day period and subsequently revised this suspension to include the UK, where we have an office and employees. Starting in July 2020, the European Union banned entry by travelers from the US. In the event the governments in Massachusetts, California or the UK further extend their shelter in place orders, travel bans, or otherwise prohibit employees from going to work for a longer period of time, our business will be disrupted and our programs and timelines are likely to be delayed, depending on the ultimate length and severity of the mandate. Not all of our employees are able to perform their duties or function remotely.

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

Although we do not expect Russia’s war with Ukraine to materially impact our global operations, the war may still impact our business, and that of our wholly-owned subsidiary Atlant Clinical based in Moscow, Russia. We have employees in Russia that may be adversely affected by the war. The war may make it difficult for these employees to work, travel and may result in disruption to certain programs and timelines as well as future business opportunities. The Russian invasion of Ukraine may also adversely impact the ability of our existing strategic partners to conduct business in the Ukraine and Russia.

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

MiNK Therapeutics, a subsidiary of Agenus, closed an IPO in October 2021. We own 26,332,958 shares, representing approximately 78% of MiNK Therapeutics’ Common Stock. There is no guarantee that MiNK will be able to attract external funding in the future. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK Therapeutics will be successful in advancing one or more product candidates through clinical development.

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

During the period from our initial public offering on February 4, 2000 to June 30, 2022, and the six-months ended June 30, 2022, the closing price of our common stock has fluctuated between $1.30 (or $0.22 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.30 and $3.47 per share, respectively. The average daily trading volume for the six-months ended June 30, 2022 was approximately 4,473,009 shares, while the average daily trading volume for the year ended December 31, 2021 was approximately 4,175,480 shares. The market in general, and biotechnology companies in particular, may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of August 4, 2022, we had 283,162,902, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 36,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 667,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 425,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 200,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of August 4, 2022, an aggregate of approximately 141,094,655 of these shares remained available for sale. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of June 30, 2022, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of June 30, 2022, options to purchase 36,475,801 shares of our common stock with a weighted average exercise price per share of $3.55 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of June 30, 2022, we had 19,806,110 vested options and 270,552 non-vested shares outstanding.

As of June 30, 2022, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	August 9, 2022	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer