Form 10-Q
period 2022-09-30
AGENUS INC
filed 2022-11-08
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 4, 2022: 304,811,685 shares

Agenus Inc.

Nine Months Ended September 30, 2022

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27

PART II
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 6.	Exhibits	80
	Signatures	81

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$208,354	$291,931
Short-term investments	9,876	14,992
Accounts receivable	8,823	1,518
Prepaid expenses	21,989	20,362
Other current assets	2,390	3,171
Total current assets	251,432	331,974
Property, plant and equipment, net of accumulated amortization and depreciation of $53,158 and $50,539 at September 30, 2022 and December 31, 2021, respectively	101,030	60,029
Operating lease right-of-use assets	37,824	31,054
Goodwill	23,936	24,876
Acquired intangible assets, net of accumulated amortization of $15,587 and $13,955 at September 30, 2022 and December 31, 2021, respectively	6,877	8,488
Other long-term assets	7,920	9,537
Total assets	$429,019	$465,958
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current portion, long-term debt	$13,458	$728
Current portion, liability related to sale of future royalties and milestones	72,569	62,040
Current portion, deferred revenue	12,762	12,425
Current portion, operating lease liabilities	1,898	2,627
Accounts payable	39,711	30,486
Accrued liabilities	28,950	42,091
Other current liabilities	3,725	6,546
Total current liabilities	173,073	156,943
Long-term debt, net of current portion	—	12,823
Liability related to sale of future royalties and milestones, net of current portion	198,692	191,708
Deferred revenue, net of current portion	3,069	11,200
Operating lease liabilities, net of current portion	63,817	42,109
Contingent purchase price considerations	739	1,689
Other long-term liabilities	1,465	1,577
Commitments and contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2022 and December 31, 2021; liquidation value of $33,619 at September 30, 2022	0	0
Common stock, par value $0.01 per share; 800,000,000 and 400,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 294,948,117 and 256,897,910 shares issued at September 30, 2022 and December 31, 2021, respectively	2,949	2,569
Additional paid-in capital	1,614,836	1,520,212
Accumulated other comprehensive income	644	1,492
Accumulated deficit	(1,638,814)	(1,489,833)
Total stockholders’ (deficit) equity attributable to Agenus Inc.	(20,385)	34,440
Non-controlling interest	8,549	13,469
Total stockholders’ (deficit) equity	(11,836)	47,909
Total liabilities and stockholders’ (deficit) equity	$429,019	$465,958

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Research and development	$4,573	$238,986	$13,220	$242,265
Royalty sales milestone	7,934	—	25,250	—
Service revenue	1,041	1,375	4,167	4,201
Other revenue	—	—	—	35
Non-cash royalty revenue related to the sale of future royalties	9,224	12,593	27,001	28,903
Total revenues	22,772	252,954	69,638	275,404
Operating expenses:
Cost of service revenue	(308)	(817)	(2,875)	(2,589)
Research and development	(46,011)	(42,937)	(133,412)	(125,122)
General and administrative	(18,105)	(21,385)	(55,971)	(54,388)
Contingent purchase price consideration fair value adjustment	7	(275)	950	(13,531)
Operating (loss) income	(41,645)	187,540	(121,670)	79,774
Other income (expense):
Gain on extinguishment of debt	—	6,197	—	6,197
Non-operating income	537	121	9,654	2,059
Interest expense, net	(15,607)	(16,581)	(44,538)	(49,147)
Net (loss) income	(56,715)	177,277	(156,554)	38,883
Dividends on Series A-1 convertible preferred stock	(53)	(53)	(159)	(158)
Less: net loss attributable to non-controlling interest	(2,493)	(1,275)	(7,573)	(2,702)
Net (loss) income attributable to Agenus Inc. common stockholders	$(54,275)	$178,499	$(149,140)	$41,427
Per common share data:
Basic net (loss) income attributable to Agenus Inc. common stockholders	$(0.19)	$0.76	$(0.54)	$0.19
Diluted net (loss) income attributable to Agenus Inc. common stockholders	$(0.19)	$0.72	$(0.54)	$0.18
Weighted average number of Agenus Inc. common shares outstanding:
Basic	286,854	235,407	274,170	219,677
Diluted	286,854	246,726	274,170	232,512

Other comprehensive loss:
Foreign currency translation loss	$(1,505)	$(83)	$(848)	$(2,595)
Other comprehensive loss	(1,505)	(83)	(848)	(2,595)
Comprehensive (loss) income	$(55,780)	$178,416	$(149,988)	$38,832

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909
Net loss	—	—	—	—	—	—	—	—	—	—	(2,279)	(48,325)	(50,604)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(522)	—	—	(522)
Share-based compensation	—	—	—	—	—	—	4,205	—	—	—	742	—	4,947
Shares sold at the market	—	—	—	—	7,039	70	19,112	—	—	—	—	—	19,182
Issuance of director deferred shares	—	—	—	—	5	—	19	—	—	—	—	—	19
Issuance of shares for services	—	—	—	—	21	1	80	—	—	—	—	—	81
Vesting of nonvested shares	—	—	—	—	143	1	(1)	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	—	—	136	1	367	—	—	—	—	—	368
Issuance of shares for employee bonus	—	—	—	—	3,845	38	6,245	(1,347)	(3,380)	—	—	—	2,903
Retirement of treasury shares	—	—	—	—	(1,347)	(13)	—	1,347	3,380	—	—	—	3,367
Balance at March 31, 2022	—	$—	32	$0	266,741	$2,667	$1,550,239	—	$—	$970	$11,932	$(1,538,158)	$27,650
Net loss	—	—	—	—	—	—	—	—	—	—	(2,801)	(46,434)	(49,235)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,179	—	—	1,179
Share-based compensation	—	—	—	—	—	—	3,818	—	—	—	797	—	4,615
Shares sold at the market	—	—	—	—	15,782	158	28,079	—	—	—	—	—	28,237
Issuance of shares for milestone achievement	—	—	—	—	180	2	498	—	—	—	—	—	500
Issuance of shares for services	—	—	—	—	7	1	19	—	—	—	—	—	20
Exercise of stock options	—	—	—	—	6	—	14	—	—	—	—	—	14
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	—	—	294	—	294
Issuance of shares for employee bonus	—	—	—	—	246	2	363	(100)	(251)	—	—	—	114
Retirement of treasury shares	—	—	—	—	(100)	(1)	—	100	251	—	—	—	250
Balance at June 30, 2022	—	$—	32	$0	282,862	$2,829	$1,583,030	—	$—	$2,149	$10,222	$(1,584,592)	$13,638
Net loss	—	—	—	—	—	—	—	—	—	—	(2,493)	(54,222)	(56,715)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,505)	—	—	(1,505)
Share-based compensation	—	—	—	—	—	—	3,614	—	—	—	820	—	4,434
Shares sold at the market	—	—	—	—	11,753	117	27,713	—	—	—	—	—	27,830
Issuance of shares for services	—	—	—	—	10	—	19	—	—	—	—	—	19
Vesting of nonvested shares	—	—	—	—	67	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	—	—	259	3	460	—	—	—	—	—	463
Balance at September 30, 2022	—	$—	32	$0	294,951	$2,949	$1,614,836	—	$—	$644	$8,549	$(1,638,814)	$(11,836)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	$(211,498)
Net loss	—	—	—	—	—	—	—	—	—	—	(726)	(53,677)	(54,403)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Share-based compensation	—	—	—	—	—	—	3,669	—	—	—	263	—	3,932
Shares sold at the market	—	—	—	—	18,950	190	60,669	—	—	—	—	—	60,859
Payment of CEO payroll in shares	—	—	—	—	19	—	68	—	—	—	—	—	68
Issuance of shares for services	—	—	—	—	5	—	20	—	—	—	—	—	20
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options and employee share purchases	—	—	—	—	796	8	2,518	—	—	—	—	—	2,526
Balance at March 31, 2021	10	$22,596	32	$0	217,863	$2,179	$1,328,747	—	$—	$(1,002)	$(8,289)	$(1,519,584)	$(197,949)
Net loss	—	—	—	—	—	—	—	—	—	—	(701)	(83,290)	(83,991)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,262	—	—	1,262
Share-based compensation	—	—	—	—	—	—	5,075	—	—	—	356	—	5,431
Shares sold at the market	—	—	—	—	3,392	34	9,113	—	—	—	—	—	9,147
Issuance of warrants	—	—	—	—	—	—	70	—	—	—	—	—	70
Payment of CEO payroll in shares	—	—	—	—	24	—	87	—	—	—	—	—	87
Issuance of shares for services	—	—	—	—	9	—	31	—	—	—	—	—	31
Conversion of series C-1 convertible preferred stock	(2)	(4,321)	—	—	2,000	20	4,301	—	—	—	—	—	4,321
Exercise of stock options	—	—	—	—	1,012	10	3,062	—	—	—	—	—	3,072
Issuance of shares for employee bonus	—	—	—	—	1,486	15	2,757	(521)	(1,497)	—	—	—	1,275
Retirement of treasury shares	—	—	—	—	(521)	(5)	—	521	1,497	—	—	—	1,492
Balance at June 30, 2021	8	$18,275	32	$0	225,265	$2,253	$1,353,243	—	$—	$260	$(8,634)	$(1,602,874)	$(255,752)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,275)	178,552	177,277
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(83)	—	—	(83)
Share-based compensation	—	—	—	—	—	—	4,411	—	—	—	365	—	4,776
Shares sold at the market	—	—	—	—	12,674	126	77,305	—	—	—	—	—	77,431
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	6,757	—	—	—	3,243	—	10,000
Payment of CEO payroll in shares	—	—	—	—	3	—	15	—	—	—	—	—	15
Issuance of shares for services	—	—	—	—	6	—	24	—	—	—	—	—	24
Conversion of series C-1 convertible preferred stock	(8)	(18,275)	—	—	8,459	85	18,190	—	—	—	—	—	18,275

Exercise of stock options and employee share purchases	—	—	—	—	848	8	3,223	—	—	—	—	—	3,231
Vesting of nonvested shares	—	—	—	—	192	2	(2)	—	—	—	—	—	—
Issuance of shares for employee bonus	—	—	—	—	94	1	358	(29)	(157)	—	—	—	202
Retirement of treasury shares	—	—	—	—	(29)	—	—	29	157	—	—	—	157
Balance at September 30, 2021	0	$—	32	$0	247,512	$2,475	$1,463,524	—	$—	$177	$(6,301)	$(1,424,322)	$35,553

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(156,554)	$38,883
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,057	5,133
Share-based compensation	14,078	14,379
Non-cash royalty revenue	(27,001)	(28,903)
Non-cash interest expense	44,629	48,295
(Gain) loss on sale or disposal of assets	(6,601)	83
Gain on partial forgiveness of liability	(2,791)	—
Gain on extinguishment of debt	—	(6,197)
Change in fair value of contingent obligations	(950)	13,531
Changes in operating assets and liabilities:
Accounts receivable	(7,079)	(20,596)
Prepaid expenses	3,659	(7,612)
Accounts payable	1,339	4,885
Deferred revenue	(7,855)	(20,384)
Accrued liabilities and other current liabilities	(2,524)	(11,181)
Other operating assets and liabilities	14,558	2,756
Net cash (used in) provided by operating activities	(128,035)	33,072
Cash flows from investing activities:
Purchases of plant and equipment	(38,716)	(24,852)
Proceeds from sale of property, plant and equipment	10,002	—
Cash paid for business acquisition	(3,652)	—
Purchases of available-for-sale securities	(14,861)	(4,999)
Proceeds from sale of available-for-sale securities	20,000	—
Net cash used in investing activities	(27,227)	(29,851)
Cash flows from financing activities:
Net proceeds from sale of equity	75,249	147,437
Proceeds from employee stock purchases and option exercises	845	8,829
Purchase of treasury shares to satisfy tax withholdings	(3,789)	—
Payment of contingent purchase price consideration	—	(1,542)
Repayments of debt	—	(462)
Payment of finance lease obligation	(248)	(603)
Net cash provided by financing activities	72,057	153,659
Effect of exchange rate changes on cash	(372)	(187)
Net (decrease) increase in cash, cash equivalents and restricted cash	(83,577)	156,693
Cash, cash equivalents and restricted cash, beginning of period	294,600	102,505
Cash, cash equivalents and restricted cash, end of period	$211,023	$259,198
Supplemental cash flow information:
Cash paid for interest	$847	$862
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$8,546	$3,481
Issuance of common stock, $0.01 par value, in connection with payment for services	120	75
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	—	26,917
Insurance financing agreement	933	987
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	6,634	3,126
Issuance of common stock, $0.01 par value, for milestone achievement	500	—
Issuance of subsidiary shares for employee bonus	294	—
Issuance of subsidiary shares to noncontrolling interest	—	10,000
Lease right-of-use assets obtained in exchange for new operating lease liabilities	9,148	898
Lease right-of-use assets obtained in exchange for new finance lease liabilities	648	762

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies, through its subsidiary MiNK Therapeutics, Inc. (“MiNK”) and neoantigen vaccines, through its subsidiary SaponiQx, Inc. (“SaponiQx”), to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current and potential new I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice (“cGMP”) clinical manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•
our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future checkpoint modulator (“CPM”) antibody candidates;
•
our antibody candidate programs, emanating from our CPM programs, including our lead asset, botensilimab, an Fc-enhanced CTLA-4, for which data was presented at the 2022 ESMO World Congress on Gastrointestinal Cancer demonstrating in combination with balstilimab (PD-1) significant activity in “cold tumors,” such as microsatellite stable colorectal cancer ("MSS CRC"), and for which we initiated worldwide studies in 2022 in both MSS CRC, in combination with balstilimab, and melanoma and expect to initiate a worldwide trial in pancreatic cancer by the end of 2022;
•
our saponin-based vaccine adjuvant platform under our subsidiary SaponiQx, principally including our QS-21 STIMULON™ adjuvant (“QS-21 Stimulon”); and
•
a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases controlled by our subsidiary, MiNK.

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

Our cash, cash equivalents and short-term investments at September 30, 2022 were $218.2 million, a decrease of $88.7 million from December 31, 2021.

We have incurred losses since our inception. As of September 30, 2022, we had an accumulated deficit of $1.6 billion.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $218.2 million at September 30, 2022 will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

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

Note B - Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amounts used for basic and diluted per share calculations:
Net (loss) income attributable to Agenus Inc. common stockholders	$(54,275)	$178,499	$(149,140)	$41,427

Weighted average number of Agenus Inc. common shares outstanding - basic	286,854	235,407	274,170	219,677

Effect of potentially dilutive securities:
Share based compensation awards	—	7,972	—	4,428
Convertible preferred stock	—	3,050	—	8,407
Warrants	—	297	—	—
Weighted average number of Agenus Inc. common shares outstanding - diluted	286,854	246,726	274,170	232,512

Net income (loss) attributable to Agenus Inc. per common share:
Basic	$(0.19)	$0.76	$(0.54)	$0.19
Diluted	$(0.19)	$0.72	$(0.54)	$0.18

Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted (loss) income per common share is calculated by dividing (loss) income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for the periods ended September 30, 2022, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2022 and 2021, as they would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants	1,980	—	1,980	1,980
Stock options	36,207	6,661	36,207	20,852
Non-vested shares	403	53	403	176
Series A-1 convertible preferred stock	333	—	333	333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$180,167	$180,167	$219,903	$219,903
U.S. Treasury Bills	19,801	19,801	34,989	34,989
Total	$199,968	$199,968	$254,892	$254,892

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2022 and 2021.

Of the investments listed above, $190.1 million and $239.9 million were classified as cash equivalents and $9.9 million and $15.0 million as short-term investments on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2022 (in thousands):

Balance, December 31, 2021	$24,876
Foreign currency translation adjustment	(940)
Balance, September 30, 2022	$23,936

Acquired intangible assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,525	$(13,158)	$3,367
Trademarks	4-4.5 years	1,323	(1,125)	198
Other	2-7 years	2,697	(1,304)	1,393
In-process research and development	Indefinite	1,919	—	1,919
Total		$22,464	$(15,587)	$6,877

	As of December 31, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,850	$(11,927)	$4,923
Trademarks	4-4.5 years	1,277	(1,047)	230
Other	2-6 years	2,255	(981)	1,274
In-process research and development	Indefinite	2,061	—	2,061
Total		$22,443	$(13,955)	$8,488

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.6 million for the remainder of 2022, $1.8 million for the year ending December 31, 2023, $0.7 million for the year ending December 31, 2024 and $0.6 million for each of the years ending December 31, 2025 and 2026.

Note E - Debt

Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

Debt instrument	Balance at September 30, 2022
Current Portion:
2015 Subordinated Notes	$12,937
Debentures	146
Other	375
Total	$13,458

Debt instrument	Balance at December 31, 2021
Current Portion:
Debentures	$146
Other	582
Long-term Portion:
2015 Subordinated Notes	12,823
Total	$13,551

As of September 30, 2022 and December 31, 2021, the principal amount of our outstanding debt balance was $13.5 million and $13.8 million, respectively.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2022 (in thousands):

Period from December 31, 2021 to September 30, 2022
Liability related to sale of future royalties and milestones - beginning balance	$254,105
Non-cash royalty revenue	(27,001)
Non-cash interest expense recognized	44,469
Liability related to sale of future royalties and milestones - ending balance	271,573
Less: unamortized transaction costs	(312)
Liability related to sale of future royalties and milestones, net	$271,261

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

In the second quarter of 2022, the final milestone under the HCR Royalty Purchase Agreement was achieved, as sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant exceeded $2.75 billion for the 12 months ended June 30, 2022. As the $25.3 million milestone will be paid through the royalties received from GSK, we recognized revenue (up to the milestone amount) as the underlying royalties are earned. As such, based on underlying royalties earned in the second and third quarters of 2022, we recorded royalty sales milestone revenue of $17.3 million during the quarter ended June 30, 2022, and a $7.9 million receivable and corresponding royalty sales milestone revenue in the quarter ended September 30, 2022.

During the nine months ended September 30, 2022, we recognized $27.0 million of non-cash royalty revenue, and we recorded $44.5 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the nine months ended September 30, 2022, our estimate of the effective annual interest rate over the life of the agreement decreased to 24.9%, which results in a life of contract interest rate of 22.4%.

Note G - Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Payroll	$9,697	$14,206
Professional fees	6,429	6,433
Contract manufacturing costs	1,302	5,824
Research services	6,557	8,550
Other	4,965	7,078
Total	$28,950	$42,091

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

	September 30, 2022	December 31, 2021
Period of time to achieve milestones (in years)	2.25	2.50
Credit spread	9.4%	5.4%

Liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price considerations	$739	$—	$—	$739
Total	$739	$—	$—	$739

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,689	$—	$—	$1,689
Total	$1,689	$—	$—	$1,689

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2022 (in thousands):

Balance, December 31, 2021	$1,689
Change in fair value of contingent purchase price considerations during the period	(950)
Balance, September 30, 2022	$739

The fair value of our outstanding debt balance at September 30, 2022 and December 31, 2021 was $13.4 million and $13.6 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2022 and December 31, 2021 was $13.5 million and $13.8 million, respectively.

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

Collaboration Revenue

For the three months ended September 30, 2022, and 2021, we recognized approximately $4.5 million and $18.2 million, respectively, of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end. For the period ended September 30, 2021, the amount also included deferred revenue recognized in connection with the termination of AGEN1223 development.

For the nine months ended September 30, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $7.1 million based on the partial satisfaction of the over time performance obligations as of period end. For the nine months ended September 30, 2021, we recognized research and development revenue of $20.6 million based on the partial satisfaction of the over time performance obligations as of period end and the termination of AGEN1223 development.

We expect to recognize deferred research and development revenue of $7.0 million and $7.7 million for the remainder of 2022 and 2023, respectively, related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022.

Disaggregation of Revenue

The following tables present revenue (in thousands) for the three and nine months ended September 30, 2022 and 2021, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended September 30, 2022
	United States	Rest of World	Total
Revenue Type
Royalty sales milestone	$7,934	$—	$7,934
Research and development services	121	—	121
Other services	—	1,041	1,041
Recognition of deferred revenue	4,452	—	4,452
Non-cash royalties	9,224	—	9,224
	$21,731	$1,041	$22,772

	Three months ended September 30, 2021
Revenue Type
License fees and milestones	$220,000	$—	$220,000
Clinical product revenue	587	—	587
Research and development services	210	—	210
Other services	—	1,375	1,375
Recognition of deferred revenue	18,189	—	18,189
Non-cash royalties	12,593	—	12,593
	$251,579	$1,375	$252,954

	Nine months ended September 30, 2022
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Royalty sales milestone	25,250	—	25,250
Research and development services	1,154	—	1,154
Other services	—	4,167	4,167
Recognition of deferred revenue	7,066	—	7,066
Non-cash royalties	27,001	—	27,001
	$65,471	$4,167	$69,638

	Nine months ended September 30, 2021
Revenue Type
License fees and milestones	$220,000	$—	$220,000
Clinical product revenue	587	—	587
Research and development services	1,065	—	1,065
Other services	—	4,201	4,201
Recognition of deferred revenue	20,613	—	20,613
Recognition of deferred grant revenue	35	—	35
Non-cash royalties	28,903	—	28,903
	$271,203	$4,201	$275,404

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Nine months ended September 30, 2022	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$23,625	$162	$(7,956)	$15,831

The change in contract liabilities is primarily related to the recognition of $7.1 million of revenue related to the Gilead Collaboration Agreements during the nine months ended September 30, 2022. Deferred revenue related to the Gilead Collaboration Agreements of $14.7 million as of September 30, 2022, which was comprised of the $142.5 million initial transaction price, less $127.8 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.2 million receivable as of September 30, 2022, for research and development and other services provided.

During the nine months ended September 30, 2022, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the nine months ended September 30, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	32,764,087	$3.66
Granted	7,729,112	2.95
Exercised	(73,913)	2.38
Forfeited	(3,035,347)	3.23
Expired	(1,177,296)	4.44
Outstanding at September 30, 2022	36,206,643	$3.52	7.12	$464,888
Vested or expected to vest at September 30, 2022	36,206,643	$3.52	7.12	$464,888
Exercisable at September 30, 2022	20,713,305	$3.73	5.89	$287,186

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2022 and 2021 were $1.77 and $2.83, respectively.

As of September 30, 2022, there was approximately $33.0 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.2 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2022 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,018,051	$2.39
Granted	4,432,830	2.48
Vested	(4,316,962)	2.58
Forfeited	(731,167)	1.81
Outstanding at September 30, 2022	402,752	$2.34

As of September 30, 2022, there was approximately $2.0 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 1.6 years.

During the nine months ended September 30, 2022, 326,203 shares were issued under the 2019 Employee Stock Purchase Plan, 73,913 shares were issued as a result of stock option exercises and 210,499 shares were issued as a result of the vesting of non-vested stock. Additionally, 4,090,080 shares were issued as payment for certain employee bonuses, with 1,446,849 of those shares being withheld to cover taxes, resulting in a net share issuance of 2,643,231.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2022 and 2021, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,200	$1,185	$3,731	$3,349
General and administrative	3,234	3,591	10,265	10,790
Total share-based compensation expense	$4,434	$4,776	$13,996	$14,139

Note K – Restricted Cash

As of both September 30, 2022, and December 31, 2021, we maintained non-current restricted cash of $2.7 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$291,931	$208,354	$99,871	$256,529
Restricted cash	2,669	2,669	2,634	2,669
Cash, cash equivalents and restricted cash	$294,600	$211,023	$102,505	$259,198

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

During the three and nine months ended September 30, 2022, we received net proceeds of approximately $27.8 million and $75.2 million from the sale of approximately 11.8 million and 34.6 million shares of our common stock at an average price per share of approximately $2.44 and $2.24, respectively, in at-the-market offerings under the Sales Agreement.

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

Note M – Related Party Transactions

During the quarter ended June 30, 2022, our Audit and Finance Committee approved a contract between a wholly-owned subsidiary of Agenus and Protagenic Therapeutics, Inc. (“Protagenic”), for the performance of clinical trial services totaling approximately $1.3 million. These services are expected to be completed over the next year. Dr. Garo H. Armen, our Chief Executive Officer, is Executive Chairman of and has a greater than 10% equity interest in Protagenic.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2022 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note O – Subsequent Events

At the Market Offerings

During the period of October 1, 2022 through November 4, 2022, we received net proceeds of approximately $22.3 million from the sale of approximately 9.9 million shares of our common stock under the Sales Agreement.

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

ASV®, Agenus™, MiNK™, Prophage™, Retrocyte Display™ and STIMULON™ are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Overview

We are a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune checkpoint antibodies, adoptive cell therapies (through our subsidiary MiNK) and neoantigen vaccines (through our subsidiary SaponiQx), to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice (“cGMP”) clinical manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•
our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future checkpoint modulator (“CPM”) antibody candidates;
•
our antibody candidate programs, including our CPM programs, such as our lead candidate botensilimab (AGEN1181);
•
our saponin-based vaccine adjuvant platform under our subsidiary SaponiQx, principally including our QS-21 STIMULON™ adjuvant (“QS-21 Stimulon”); and
•
our subsidiary, MiNK, which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our lead program, botensilimab (AGEN1181), is advancing in multiple clinical programs which we have designed to support regulatory pathways for accelerated development with botensilimab as a monotherapy and in combination with balstilimab. We initiated worldwide trials for botensilimab in microsatellite stable colorectal cancer and melanoma in 2022 and expect to initiate a worldwide trial for botensilimab in pancreatic cancer by the end of 2022.

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

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $500.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of September 30, 2022, we remain eligible to receive up to $450.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

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

In September 2021, we announced the launch of SaponiQx to spearhead innovation in novel adjuvant discovery and vaccine design, including in relation to our saponin-based adjuvants. We also announced our partnership with Ginkgo Bioworks, Inc. to develop SaponiQx’s novel saponin products from sustainably sourced raw materials, with a goal to meet the current demands placed on the vaccine industry for pandemic vaccines. Our QS-21 Stimulon adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s approved shingles vaccine, Shingrix, which was approved in the United States by the FDA in October 2017. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 Stimulon adjuvant. We do not incur clinical development costs for products partnered with GSK. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). We received the First HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion. The Second HCR Milestone was achieved after GSK’s net sales of Shingrix for the twelve months ended June 30, 2022 exceeded $2.75 billion. As the milestone will be paid through the royalties received from GSK, recognized revenue (up to the milestone amount) as the underlying royalties were earned. As such, based on underlying royalties earned in the second and third quarters of 2022, we recorded royalty sales milestone revenue of $17.3 million during the quarter ended June 30, 2022, and a $7.9 million receivable and corresponding royalty sales milestone revenue in the quarter ended September 30, 2022. The $17.3 million royalty sales milestone receivable recorded in the quarter ended June 30, 2022 was received in the third quarter of 2022.

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

MiNK Therapeutics is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening immune-mediated diseases. There are three active clinical trials evaluating AGENT-797, an allogeneic iNKT therapy, for the treatment of patients with solid tumor cancers with AGENT-797 alone and in combination with KEYTRUDA or OPDIVO, multiple myeloma, and viral Acute Respiratory Distress secondary to COVID-19. Data readouts are planned by the end of 2022. In October 2021, MiNK Therapeutics completed an initial public offering of 3,333,334 shares of its common stock, trading on the Nasdaq Capital Market under the ticker symbol “INKT”, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, were approximately $40.0 million. Subsequently, the underwriters in the initial public offering exercised their option to acquire an additional 500,000 shares at the public offering price and such shares were delivered on November 3, 2021. MiNK Therapeutics has exclusively licensed the INKT technology from Agenus and retains the rights to develop and expand a proprietary pipeline of engineered CAR-INKTs, TCRs, and INKT bispecific engagers.

Historical Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Research and development revenue

We recognized research and development revenue of approximately $4.6 million and $239.0 million during the three months ended September 30, 2022 and 2021, respectively. Research and development revenues in the third quarter of 2022 primarily consisted of $4.5 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the third quarter of 2021 primarily consisted of $220.0 million related to an upfront license fee and milestone earned under our BMS License Agreement and $18.2 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 Stimulon adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK decreased $3.4 million, to approximately $9.2 million for the three months ended September 30, 2022, from $12.6 million for the three months ended September 30, 2021, due to the achievement of the final sales milestone under our Royalty Purchase Agreement with HCR and the recognition of approximately $7.9 million of these royalties as royalty milestone revenue in the three months ended September 30, 2022.

Royalty sales milestone revenue

We recognized royalty sales milestone revenue of approximately $7.9 million during the three months ended September 30, 2022, related to the achievement of the final milestone under our Royalty Purchase Agreement with HCR. This $25.3 million milestone was achieved when sales of GSK’s vaccines containing our QS-21 Stimulon exceeded $2.75 billion for the 12 months ended June 30, 2022. As the milestone will be paid through the royalties received from GSK, we recognized revenue (up to the milestone amount) as the underlying royalties were earned.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 7% to $46.0 million for the three months ended September 30, 2022 from $42.9 million for the three months ended September 30, 2021. Increased expenses in the three months ended September 30, 2022 primarily relate a $1.0 million increase in personnel related expenses, primarily due to increased headcount, a $5.1 million increase in expenses attributable to the activities of our subsidiaries and a $0.3 million increase in other research and development expenses. These increases were partially offset by a $3.2 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 15% to $18.1 million for the three months ended September 30, 2022 from $21.4 million for the three months ended September 30, 2021. Decreased expenses in the three months ended September 30, 2022 primarily relate to a $4.4 million decrease in professional fees, primarily due to reduced commercial readiness activities, and a $1.2 million decrease in personnel related expenses, primarily due to decreased headcount and decreased share-based compensation expense. These decreases were partially offset by a $2.1 million increase in expenses attributable to the activities of our subsidiaries and a $0.3 million increase in other general and administrative expenses.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $0.4 million for the three months ended September 30, 2022, from income of $0.1 million for the three months ended September 30, 2021 to income of $0.5 million for the three months ended September 30, 2022, primarily due larger foreign currency exchange gains in the three months ended September 30, 2022 compared the three months ended September 30, 2021.

Interest expense, net

Interest expense, net decreased to approximately $15.6 million for the three months ended September 30, 2022 from $16.6 million for the three months ended September 30, 2021, due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Research and development revenue

We recognized research and development revenue of approximately $13.2 million and $242.3 million during the nine months ended September 30, 2022 and 2021, respectively. Research and development revenues in the first nine months of 2022 primarily consisted of a $5.0 million milestone and $7.7 million related to the recognition of deferred revenue, both earned under our Gilead Collaboration Agreements. Research and development revenues in the first nine months of 2021 primarily consisted of $220.0 million related to an upfront license fee and milestone earned under our BMS License Agreement and $20.6 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

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

Non-cash royalty revenue related to our agreement with GSK decreased $1.9 million, to approximately $27.0 million for the nine months ended September 30, 2022, from $28.9 million for the nine months ended September 30, 2021, due to the achievement of the final sales milestone under our Royalty Purchase Agreement with HCR and the recognition of approximately $25.3 million of these royalties as royalty milestone revenue in the nine months ended September 30, 2022.

Royalty sales milestone revenue

We recognized royalty sales milestone revenue of approximately $25.3 million during the nine months ended September 30, 2022, related to the achievement of the final milestone under our Royalty Purchase Agreement with HCR. This $25.3 million milestone was achieved when sales of GSK’s vaccines containing our QS-21 Stimulon exceeded $2.75 billion for the 12 months ended June 30, 2022. As the milestone will be paid through the royalties received from GSK, we recognized revenue (up to the milestone amount) as the underlying royalties were earned.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 7% to $133.4 million for the nine months ended September 30, 2022 from $125.1 million for the nine months ended September 30, 2021. Increased expenses in the nine months ended September 30, 2022 primarily relate to a $5.0 million increase in personnel related expenses, primarily due to increased headcount and increased share based compensation expense, a $11.9 million increase in expenses attributable to the activities of our subsidiaries and a $0.7 million increase in other research and development expenses. These increases were partially offset by a $9.2 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 3% to $56.0 million for the nine months ended September 30, 2022 from $54.4 million for the nine months ended September 30, 2021. Increased expenses in the nine months ended September 30, 2022 primarily relate to a $6.5 million increase in expenses attributable to the activities of our subsidiaries and a $0.7 million increase in other general and administrative expenses. These increases were partially offset by a $4.2 million decrease in professional fees, primarily due to reduced commercial readiness activities, and a $1.4 million decrease in personnel related expenses, primarily due to decreased share-based compensation expense.

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

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income increased $7.6 million for the nine months ended September 30, 2022, from income of $2.1 million for the nine months ended September 30, 2021 to income of $9.7 million for the nine months ended September 30, 2022, primarily due to the recognition of a $6.6 million gain on the sale of property, plant and equipment and a $2.8 million gain on the partial forgiveness of a liability in the nine months ended September 30, 2022 compared to foreign currency exchange gains in the nine months ended September 30, 2021.

Interest expense, net:

Interest expense, net decreased to approximately $44.5 million for the nine months ended September 30, 2022 from $49.1 million for the nine months ended September 30, 2021, due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the nine months ended September 30, 2022, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2022	2021	2020	2019
Antibody programs	Various	$93,897	$141,266	$118,200	$126,400
Vaccine adjuvant	QS-21 Stimulon	7,323	5,912	304	872
Cell therapies	Various	18,288	15,507	11,022	20,131
Other research and development programs	Various	13,904	15,923	13,091	20,936
Total research and development expenses		$133,412	$178,608	$142,617	$168,339

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.6 billion as of September 30, 2022. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through September 30, 2022, we have raised aggregate net proceeds of approximately $1.72 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering an unlimited amount of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 200 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 34.6 million and 9.9 million shares of our common stock pursuant to the Sales Agreement during the nine months ended September 30, 2022 and the period of October 1, 2022 through November 4, 2022, respectively, and received aggregate net proceeds totaling $97.6 million. As of November 4, 2022, approximately 93.7 million shares remained available for sale under the Sales Agreement.

In the past 10 years we have funded our operations largely from 1) cash received from partners and royalty financing transactions and 2) equity offerings; in that order. We transact ATMs from time to time in order to manage our cash balances to make sure cash balances do not drop below a certain level based on our anticipated uses of cash. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

As of September 30, 2022, we had debt outstanding of $13.5 million in principal. In February 2015, we issued senior subordinated promissory notes in the aggregate principal amount of $14.0 million with annual interest at 8% (the “2015 Subordinated Notes”). In February 2020, we amended $13.5 million of the 2015 Subordinated Notes, extending the due date by three years to February 2023. The remaining $0.5 million of the 2015 Subordinated Notes were repaid in February 2020. In April 2020, we repaid an additional $0.5 million of the 2015 Subordinated Notes, leaving $13.0 million outstanding.

Our cash, cash equivalents and short-term investments at September 30, 2022 were $218.2 million, a decrease of $88.7 million from December 31, 2021.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our quarter end cash resources of $218.2 million as of September 30, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $497.5 million over the term of the related activities. Through September 30, 2022, we have expensed $439.6 million as research and development expenses and $423.2 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash (used in) provided by operating activities for the nine months ended September 30, 2022 and 2021 was ($128.0) million and $33.1 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2, and the risks highlighted under Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Less than 0.1% of our cash used in operations for both the nine months ended September 30, 2022 and the year ended December 31, 2021 was from our foreign subsidiaries. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the Euro, Swiss Franc and British Pound, in large part due to our subsidiaries, AgenTus Therapeutics SA, a company formerly with operations in Belgium, Agenus Switzerland a company formerly with operations in Switzerland and both Agenus UK Limited and AgenTus Therapeutics Limited, with operations in England. There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

We had cash, cash equivalents and short-term investments at September 30, 2022 of $218.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Agenus is a party to two legal proceedings with Recepta Biopharma SA (“Recepta”). The first case was filed by Agenus in the District of Massachusetts in January 2022. The case asserted that Recepta materially breached the companies’ 2016 collaboration agreement and breached the implied covenant of good faith and fair dealing. That matter is undergoing discovery and motion practice. Subsequent to this filing, Recepta filed a case in Brazil in August 2022 alleging, among other things, that Agenus breached the same collaboration agreement, and obtained an ex parte temporary injunction related to certain aspects of the collaboration agreement. Agenus is opposing the action in Brazil and the injunction. Agenus does not expect the outcome of these litigations to have a material impact on its business.

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
•
We are building our own commercial scale manufacturing facticity, which is costly and time-consuming and will require regulatory approvals before the facility can begin manufacturing.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2021, 2020, and 2019, were $28.7 million, $182.9 million and $111.6 million, respectively. During the nine-months ended September 30, 2022, we generated a net loss of $156.6 million. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct clinical trials for our pipeline of product candidates;
•
further develop our antibody programs and platforms, our cell therapy vaccine programs (through MiNK), and our saponin-based vaccine adjuvants (through SaponiQx);
•
continue to discover and develop additional product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, scientific, manufacturing and commercial personnel;
•
expand in-house clinical and commercial manufacturing capabilities;
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

To become profitable, we or any current or potential future licensees and collaboration partners must develop, gain approval and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including completing clinical trials, obtaining marketing approval for product candidates, obtaining adequate reimbursement for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause our stockholders to lose all or part of their investment.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development costs and other expenditures to develop and market additional product candidates in our pipeline. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Furthermore, our ability to generate cash from operations is dependent in part on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development, approval and commercialization of product candidates, including through our antibody programs and platforms, our adoptive cell therapy programs (through MiNK), and our saponin-based vaccine adjuvants (through SaponiQx).

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

As of September 30, 2022, we had $218.2 million of cash, cash equivalents and short-term investments. Based on our current plans and projections, we believe that our cash resources as of September 30, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when the financial statements included in this Quarterly Report on Form 10-Q were issued. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the cost and timing of establishing, expanding and scaling commercial manufacturing capabilities; and
•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits will depend on the successful development, regulatory approval and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

All of our programs require additional pre-clinical or clinical research and development, clinical and commercial manufacturing supply, capacity and/or expertise, building of a commercial organization, substantial investment and/or significant marketing efforts before we generate any revenue from potential product sales. Other programs of ours require additional discovery research and then preclinical development. In addition, our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, including the EMA, before we may commercialize any product.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $218.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since September 30, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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
•
clinical and commercial manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the candidates uneconomical;
•
proprietary rights of others and their competing products and technologies that may prevent our candidates from being commercialized or profitable;
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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year and earlier this year, we reported positive interim data from our lead trials of botensilimab (AGEN1181), balstilimab and zalifrelimab. For example, in June 2022 at the ESMO World Congress on Gastrointestinal Cancer, and in November 2021, we reported new clinical responses from a Phase 1/2 trial of botensilimab (as a monotherapy and combination with balstilimab), and in June 2021, we reported Phase 1 clinical responses for AGEN2373. Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that balstilimab, zalifrelimab, botensilimab, or AGEN2373 (or any of our other earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for any of these programs as a monotherapy or combination could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business and partnership prospects.

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

We may experience difficulties in patient enrollment and in and timely completion of our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability, or the ability of our Contract Research Organization (CROs) to enroll a sufficient number of patients who remain in the study until its conclusion and the sites being able to operate as needed to adhere to the clinical requirements as set forth in the protocol. The enrollment of patients depends on many factors, including:

•
the severity of the disease under investigation;
•
the patient eligibility and exclusion criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to trial sites;
•
the design of the trial;
•
our ability, and that of our CROs, to recruit clinical trial investigators with the appropriate competencies and experience;
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be in clinical development or approved for the indications we are investigating;
•
the efforts to facilitate timely enrollment in clinical trials;
•
the patient referral practices of physicians;
•
the ability of our CROs and our ability to oversee and/or the monitoring of patients adequately during and after treatment;
•
the ability of our CROs and our ability to oversee and/or to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional or newly launched competitive therapies, rather than enroll patients in any future clinical trial.

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

We or our affiliates are currently advancing multiple immune modulating antibodies, adoptive cell therapies (MiNK subsidiary) and vaccine adjuvants (SaponiQx subsidiary). Simultaneously advancing so many product candidates may create a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development, approval and commercialization of such product candidate, causing material harm to our business.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Except for Prophage in Russia, we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Although we successfully filed and had accepted the BLA for balstilimab in 2021, we, as a company, have limited experience in filing and supporting the applications necessary to gain regulatory approvals and rely in part on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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
•
the regulatory pathway being pursued is eliminated due to the unexpected or early full approval of a competing agent, as occurred with balstilimab;
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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial outcomes may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those jurisdictions. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be deemed to have representative patients enrolled or be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may delay and/or increase the costs of our development programs and harm our business, financial condition and prospects significantly.

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
•
we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates which could cause delay and/or increase costs;
•
regulatory authorities may require a Risk Evaluation and Mitigation Strategy(“REMS”), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•
we may be subject to regulatory investigations and government enforcement actions which may cause delay and/or increase costs;
•
we may decide to remove such product candidates from the marketplace;
•
we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•
our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates on our projected timelines and generate revenues.

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

The CPM drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have CPM antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, OX40, TIM-3, LAG-3, CD73, TGFb, CD137, ILT2, ILT4 and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, nivolumab, an anti-PD-1 antibody, and relatlimab, an anti-LAG-3 antibody, and is currently developing agents targeting TIGIT, ILT4 and TGFb. BMS also has next generation anti-CTLA-4 antibodies in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, and has an anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, an approved anti-CTLA-4 antibody, and has monoclonal antibodies targeting CD73, as well as bispecifics targeting CTLA-4, TIGIT, TIM-3 in clinical development (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) antibody and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3, LAG-3 and TIGIT in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 and PD-L1 agents in ex-U.S. geographies such as China. These include Innovent Biologics (Eli Lilly has ex-China rights), Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights), CStone Pharmaceuticals (EQRx has ex-China rights), Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories), Alphamab Oncology/3D Medicines and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, Incyte, ImmuneOncia Therapeutics Inc., Jounce Therapeutics, Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Transcenta Holdings (previously Mabspace Biosciences), Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Lepu Biopharma (previously Taizhou Houdeaoke Technology). In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has 3 next-generation CTLA-4 programs in the clinic: a non-fucosylated anti CTLA-4 antibody, a peptide-masked version of ipilimumab and a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked versions are designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of other next-generation monospecifics targeting CTLA-4 in the clinic, including those from Harbour BioMed, OncoC4, Adagene, and Xilio Therapeutics. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma and Alphamab. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage drug candidates against CTLA-4, GITR, OX40, LAG-3, TIM-3, CD73, TGF, and CD137, in addition to those named earlier in this section. Additionally, AGEN1777, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies, including bispecifics, that could compete with this program. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Compugen, Corvus Pharmaceuticals, CStone Pharmaceuticals, GSK, Innovent Biologics, Inhibrx, iTeos Therapeutics, Lyvgen Biopharma, MedPacto, Merck KGaA, Mereo Biopharma, Novartis, Seagen, Servier, Scholar Rock, and Sanofi. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

Additionally, AGEN1571, our ILT2 antibody is now in clinical development. We are aware of other clinical stage anti-ILT2, anti-ILT4 and anti-HLA-G antibodies that could compete with this program. These include, but are not limited to, Biond Biologics/Sanofi, BMS, Merck, Jounce Therapeutics, Immune-Onc Therapeutics, Janssen and Gilead/Tizona Therapeutics. Additionally, some competitors are also developing ILT2 bispecifics; for example, NGM Biopharmaceuticals has a clinical stage bispecific co-targeting ILT2 and ILT4. We are also aware of competitor programs, in monospecific and bispecific formats, that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

SaponiQx is developing QS-21 Stimulon. Several other vaccine adjuvants are in development or in use and could compete with QS-21 Stimulon for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03 and additional AS portfolio members, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 Stimulon to other entities under materials transfer arrangements. In at least one instance, it is possible that this material was used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 Stimulon. We are also aware of other manufacturers of QS-21. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 Stimulon.

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
•
requirement that we implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
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

There may be significant delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, regulatory approval, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

Prior to a product approval, we would need to build marketing, sales and commercial compliance functions, and as a company, we have no experience in marketing, selling and distributing products or adhering to commercial compliance standards and regulations. If we are unable to establish such capabilities or enter into agreements with third parties to perform such functions, we may not be able to generate product revenue.

We currently have a small number of individuals who have capabilities to build our marketing, sales and commercial compliance functions, and we currently have no experience as a company performing such tasks. Developing an in-house marketing team, sales force and commercial compliance function will require significant capital expenditures, management resources and time and may ultimately prove to be unsuccessful. In the event we develop and deploy these capabilities, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain personnel qualified to perform these tasks. If we fail to market and sell our approved products in compliance with applicable laws and regulations, we may be subject to investigations and/or legal review and challenges which may result in fines or other penalties as well as causing distraction and reputational harm.

In addition to establishing internal sales, marketing and distribution and commercial compliance capabilities, we may pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to ensure compliance and support successful commercialization of any product in the United States or overseas.

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

In November 2020, we announced a new long-term lease in Emeryville, CA for commercial GMP manufacturing space, which we intend to use for certain of our own commercial manufacturing requirements and are in the process of building out. We have never built, owned or operated a commercial manufacturing building, and there is no guarantee that we will be successful doing so.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install unanticipated equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

We own and operate our own clinical scale manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of clinical supplies of our product candidates. This is costly and time-consuming.

We own and operate the manufacturing pilot plant that supplies our antibody drug substance requirements for clinical proof-of-concept and other clinical studies.

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

We have given our corporate QS-21 Stimulon licensee, GSK, manufacturing rights for QS-21 Stimulon for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house and from a third-party supplier(s) and manufacturer(s) , we currently do not have an alternative long-term supply partner for this adjuvant. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process with the goal of ensuring the continuous future supply of QS-21 Stimulon adjuvant. While we are pursuing this in partnership with Phyton Biotech and Ginkgo Bioworks, there is no guarantee that we will be successful in developing a scalable process.

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our clinical and commercial manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities, or that of our licensees and suppliers, could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

The FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet our clinical and regulatory timelines, and market demand for our products.

We are dependent on suppliers for some of our components and materials used to manufacture our product candidates.

We currently depend on suppliers for some of the components necessary for our product candidates. We cannot be sure that these suppliers will remain in business, that they will be able to meet our supply needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. There are, in general, relatively few alternative sources of supply for these components. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from a supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay and additional costs. While we seek to maintain adequate inventory of the materials used to manufacture our products, any interruption or delay in the supply of materials, or our inability to obtain materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders. In addition, as part of the FDA’s approval of our product candidates, we will also require FDA approval of the individual components of our process, which include the manufacturing processes and facilities of our suppliers. Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things: interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations; delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component; a lack of long-term supply arrangements for key components with our suppliers; inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms; difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner; production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications; delay in delivery due to our suppliers prioritizing other customer orders over ours; and fluctuation in delivery by our suppliers due to changes in demand from us or their other customers. If any of these risks materialize, our manufacturing costs could significantly increase and our ability to meet clinical and commercial demand for our products could be impacted.

We rely on third parties for the manufacture of clinical supplies of certain of our product candidates and expect to rely on third parties for commercial supplies of any approved product candidates until our new commercial manufacturing facility is completed and qualified. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We expect to rely on third-party manufacturers for the manufacture of commercial supplies of our drug candidates until our own commercial manufacturing facility is completed and qualified. At present, we do not have long-term supply agreements with all of the vendors needed to produce our product candidates for commercial sale and we may be unable to establish such agreements with third-party manufacturers or do so on acceptable terms.

The agreements that we do have in place with our third-party manufacturers obligate us to make significant non-refundable deposits to reserve manufacturing slots prior to the receipt of marketing approval for our product candidates. Additionally, if our product candidates are approved, we will be required to make minimum purchases and will have limited ability to purchase product in excess of our forecasted needs. As a result, if product sales fall below our minimum purchase obligations, we will be obligated to purchase more product than we can successfully sell, and if product demand exceeds the amount that we can purchase from our manufacturers, we will have to forgo some product sales unless and until we are able to manufacture commercial supplies at our own facility. Either of these events may materially harm our financial prospects. Finally, reliance on third-party manufacturers entails additional risks, including:

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

As is common in the industry, the agreements that we have in place with our third-party suppliers and manufacturers significantly limit the liability of such suppliers and manufacturers for failing to supply or manufacture, as applicable, our product candidates pursuant to the terms of our agreements, or as required by applicable regulation or law. As a result, if we suffer losses due to our suppliers or manufacturers failure to perform, we will have limited remedies available against such suppliers and manufacturers and are unlikely to be able to recover such losses from them.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Facilities used by our third-party manufacturers must be inspected by the FDA before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. Until our own commercial manufacturing facility is completed and validated, we will not control the manufacturing process and will be completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the commercial manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and have a material adverse impact on our business, financial condition and results of operations as well as cause reputational damage. Any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and future dependence upon others for the commercial manufacture of our drug candidates or drugs until our own facility is completed and qualified may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

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

In December 2018, we entered into a series of agreements with Gilead to collaborate on the development and commercialization of up to five novel I-O therapies. Pursuant to the collaboration agreements, Gilead received (i) worldwide exclusive rights to AGEN1423, a bispecific antibody, (ii) the exclusive option to license exclusively AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody, and (iii) the right of first negotiation for two additional, undisclosed programs. Gilead had the exclusive right to develop and commercialize AGEN1423, and we were eligible to receive potential development and commercial milestones of up to $552.5 million in the aggregate. In November 2020, Gilead elected to return AGEN1423 to us and voluntarily terminated the license agreement effective as of February 4, 2021. In October of 2021, Gilead elected to terminate the option to license AGEN1223. The option agreement for AGEN2373 remains in place, and we are responsible for developing the program up to the option decision point, at which time Gilead may acquire exclusive rights to each program on option exercise. During the option period, we are eligible to receive milestones of up to $5.0 million in the aggregate. If Gilead exercises an option for AGEN2373, it would be required to pay an upfront option exercise fee of $50.0 million. Following any option exercise, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the high single digit to mid-teen percent, subject to certain reductions under certain circumstances. We will have the right to opt-in to share Gilead’s development and commercialization costs in the United States for AGEN2373 in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. There is no guarantee that we will be able to successfully advance the AGEN2373 option program to the option decision point, and, even if we do, there is no guarantee that Gilead will exercise its option. If Gilead does not pursue a licensed or optioned program, there is no guarantee that we will be able to advance any such program ourselves or with another partner.

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

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, regulatory and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015, we began a broad collaboration with Incyte to pursue the discovery and development of antibodies, in December 2018 we entered into a partnership with Gilead relating to five of our antibody programs and in May 2021 we entered into a license agreement with BMS relating to our anti-TIGIT bispecific antibody program. Furthermore, we have a collaboration arrangement with Recepta Biopharma S.A. (“Recepta”) for balstilimab and zalifrelimab, giving Recepta certain rights to specified. Disagreements or the failure of either party to perform satisfactorily could have an adverse impact on these programs.

Agenus and Recepta have filed lawsuits against each other concerning the companies’ 2016 collaboration agreement. Further details about the lawsuits can be found under Part II, Item 1 “Legal Proceeding” of this Quarterly Report on Form 10-Q.

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

If our current or future collaborations do not result in the successful discovery, development, approval and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our therapeutic collaborators.

Additionally, if one of our collaborators, such as BMS, Incyte or Gilead, terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

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

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs as we are required to do as part of our Sponsor oversight, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as antibodies, vaccines, adjuvants and adoptive cell therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of antibodies, vaccine adjuvants or adoptive cell therapies products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of antibodies, vaccine adjuvants and adoptive cell therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for such products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti- kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to investigations, litigation, criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

We have adopted a code of business conduct and ethics which we review and update on a periodic basis, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The invasion of Ukraine by Russia has resulted in new and expanded sanctions against Russia which will likely impact the conduct of business with Russian entities, including existing sales of services within Russia by our wholly-owned subsidiary, Atlant Clinical, a CRO based in Moscow, Russia which was acquired in 2020.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 41 issued United States patents and approximately 111 issued foreign patents. We also own, co-own or have exclusive rights to approximately 42 pending United States patent applications and approximately 335 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Over the past several years, we have expanded our headcount through various acquisitions and the expansion of our research, development and manufacturing infrastructure and activities both nationally and internationally, while at the same time, in May 2022, we announced that we had reduced expenses by approximately 20% to improve efficiency and focus on our most promising development candidates, such as botensilimab. To manage these organizational changes, we must continue to implement and improve our managerial, operational, and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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
•
costs of and distraction related to litigation;
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

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994 is integral to building our company and developing our technology. Jennifer Buell, Ph.D., a consultant and member of Agenus' Executive Council, also provides key strategic advice. If either Dr. Armen or Dr. Buell is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen. Dr. Armen plays an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen or any other employee. The loss of the services of Dr. Armen or Dr. Buell, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Dr. Buell also serves as Chief Executive Officer for MiNK Therapeutics, and Dr. Armen is Chairman of the Board of Directors of MiNK Therapeutics.

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

We own an antibody pilot plant manufacturing facility and lease additional office space in Berkeley, CA and are building a commercial manufacturing facility in Emeryville, CA. These locations are in an area of seismic activity near active earthquake faults and active wildfire activity. In October 2019, Pacific Gas and Electric Company (“PG&E”), the utility supplier for our Berkeley, CA facility provided notice to all residents and businesses in Almeda County (where Berkeley, CA is located) that it would shut off power to the county for a multiday period due to the risk of wildfires. The emergency backup generators located at our Berkeley, CA facility are not able to power the entire facility and only have enough fuel capacity to provide emergency power for a few hours. We have plans in place to maintain the fuel supply of our generators in the event of an extended power interruption, but there is no guarantee that such plans will be adequate to maintain emergency power at our Berkeley, CA or Emeryville, CA facilities. In addition, many of our employees reside in Alameda County and may be unable to leave home for the duration of any power shut off. While PG&E did not shut off power to our facility in October 2019, PG&E may do so in the future on short notice. We do not maintain earthquake insurance coverage for our owned and leased properties in Berkeley, CA or Emeryville, CA.

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures include cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so, staggering the working hours of employees that are unable to perform their duties remotely and reconfiguring our facilities for physical distancing. We are revisiting these measures on a regular basis as the pandemic evolves, and we are likely to take additional action as we learn more and as instruction is provided by national, state and local governmental agencies. These measures have resulted, and any future actions may result, in a disruption to our business. Our employees are also impacted by the closures of their children’s schools for lengthy periods of time. For instance, in both California and Massachusetts, all public and private elementary and secondary schools were closed for the duration of the 2019-2020 academic year, leaving many of our employees with no choice but to work from home while also caring for their children, which caused a loss in employee productivity. In addition, in March 2020, the United States government announced that it would suspend air travel between the United States and parts of Europe for a 30-day period and subsequently revised this suspension to include the UK, where we have an office and employees. Although these restrictions have since been lifted, starting in July 2020, the European Union banned entry by travelers from the US. In the event the governments in Massachusetts, California or the UK reimpose any shelter in place orders, travel bans, or otherwise prohibit employees from going to work for a period of time, our business will be disrupted and our programs and timelines are likely to be delayed, depending on the ultimate length and severity of the mandate. Not all of our employees are able to perform their duties or function remotely.

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

During the period from our initial public offering on February 4, 2000 to September 30, 2022, and the nine-months ended September 30, 2022, the closing price of our common stock has fluctuated between $1.30 (or $0.22 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.30 and $3.47 per share, respectively. The average daily trading volume for the nine-months ended September 30, 2022 was approximately 4,499,917 shares, while the average daily trading volume for the year ended December 31, 2021 was approximately 4,175,480 shares. The market in general, and biotechnology companies in particular, may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of November 4, 2022, we had 304,811,685, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 66,000,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 1,167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 775,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 200,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of November 4, 2022, an aggregate of approximately 152,939,944 of these shares remained available for sale. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of September 30, 2022, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $4.89 were outstanding.

As of September 30, 2022, options to purchase 36,206,643 shares of our common stock with a weighted average exercise price per share of $3.52 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of September 30, 2022, we had 20,713,305 vested options and 402,752 non-vested shares outstanding.

As of September 30, 2022, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Date:	November 8, 2022	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer