Form 10-K
period 2022-12-31
AGENUS INC
filed 2023-03-16
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2022 (the last trading day of the registrant’s second fiscal quarter of 2022) was: $544.1 million. There were 332,513,275 shares of the registrant’s Common Stock outstanding as of March 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

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

Agenus™, MiNK™, Prophage™, Retrocyte Display™ and STIMULON are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

PART I

Item 1. Business

Our Business

We are a clinical-stage company with a pipeline of therapies designed to activate the body’s immune system to fight cancer and infections, including immune-modulatory antibodies, adoptive cell therapies (through our subsidiary MiNK Therapeutics, Inc. (“MiNK”)) and vaccine adjuvants (through our subsidiary SaponiQx, Inc. (“SaponiQx”)). This robust product pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. Our primary focus is immuno-oncology (“I-O”), and our business is designed to drive success through speed, innovation and effective combination therapies. We believe that a deep understanding of each patient’s cancer and the potential to deliver combination therapies will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms. Our most advanced antibody candidates are botensilimab (a proprietary next-generation Fc-engineered CTLA-4 antibody, also known as AGEN1811) and balstilimab (a PD-1 antibody).

Botensilimab is designed to improve the magnitude of responses to first-generation CTLA-4 antibodies, to expand the population of patients currently benefiting from CTLA-4 therapy, and to reduce or eliminate side effects that lead to treatment discontinuation. Botensilimab is currently in three Phase 2 studies as a monotherapy (melanoma), in combination with chemotherapy (pancreatic cancer), and in combination with balstilimab (microsatellite stable colorectal cancer (“MSS CRC”)). We recently reported updated data from the Phase 1b study at the American Society of Clinical Oncology – Gastrointestinal Cancers Symposium (“ASCO GI”) in January 2023, which demonstrated an overall response rate (“ORR”) of 23% and disease control rate (“DCR”) of 76% for the botensilimab/balstilimab combination in an expanded cohort of 70 heavily pre-treated patients with MSS CRC, which suggests a superior benefit compared to what has been reported for standard of care (“SOC”) and other investigational therapies. At the Society for Immunotherapy Cancer (“SITC”) meeting in November 2022, we reported response rates of 26% for platinum-refractory ovarian cancer, 42% for advanced sarcoma, and 60% for anti-PD(L)-1 relapsed/refractory non-small cell lung cancer (“NSCLC”), all exceeding the response rates that have been reported for other PD-(L)1 + CTLA-4 combination regimens in comparable patient populations. In total, botensilimab alone and in combination with balstilimab have demonstrated durable clinical responses across nine cold and treatment-resistant cancers.

Balstilimab and zalifrelimab, our first generation CTLA-4 antibody, have been evaluated in Phase 2 trials as both a monotherapy (balstilimab) and combination therapy (balstilimab/zalifrelimab) for treatment of patients with second-line cervical cancer. Both trials met their clinical endpoints. In the largest single arm Phase 2 trial to date evaluating anti PD-1 therapy in second-line cervical cancer (140 patients), balstilimab monotherapy demonstrated objective responses in both PD-L1-positive and PD-L1-negative patients, 20% and 8%, respectively, compared to pembrolizumab reported responses of 14% and 0% in a trial of 77 patients. In a separate trial, the combination of balstilimab with zalifrelimab demonstrated objective response rates in PD-L1-positive and PD-L1-negative patients of 32.8% and 9.1%, respectively, more than double the benefit reported in pembrolizumab’s label.

In addition to our lead programs, Agenus scientists have leveraged our internal discovery and translational platforms and powerful algorithms to develop a pipeline of molecules that are intended to address key aspects of antitumor immunity and tumor resistance mechanisms, by modulating myeloid cell biology, conditioning the tumor microenvironment, and augmenting the activity of immune cells. Some of these novel agents are advancing to the clinic via the Agenus pipeline or via partnering relationships. Given the diversity of our pipeline, we are well positioned to advance differentiated combination therapies with our goal being to enhance response rates and thereby benefit patients who are unresponsive to current immunotherapies.

Additionally, in October 2021, we completed the initial public offering (“IPO”) of MiNK, trading on the Nasdaq Global Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK has commenced and enrolled a Phase 1 clinical trial for the treatment of solid tumors as a monotherapy and in combination with commercially approved checkpoint inhibitors (KEYTRUDA® and OPDIVO®). MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”) and published top-line data from this Phase 1 clinical trial in the fourth quarter of 2021, reporting a 77% survival rate in older, mechanically ventilated patients with COVID-19 respiratory failure.

To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our Vision

We believe that combination therapies and a deep understanding of each patient’s cancer will be key drivers of success in substantially expanding the patient population benefiting from current I-O therapies. In addition, delivering innovation with speed is critical for our future success, as drug development timelines in oncology shorten while product obsolescence rates climb. We believe our fully integrated, end-to-end capabilities from our artificial intelligence-powered VISION platform for novel target discovery, antibody generation, and cell line development to our cGMP manufacturing and clinical development and operations capabilities, together with a comprehensive and complementary portfolio will uniquely position us to produce novel therapies on accelerated timelines. We believe that a balanced pipeline of product candidates should focus on both validated targets as well as novel targets designed to address tumor escape mechanisms. In this context, CTLA-4 and PD-1 antagonists are recognized as the first clinically validated immunotherapy combination. These therapeutic targets, in combination with innovative immunomodulatory antibodies, cell therapies, or immune educating vaccines, are reasonably anticipated to be focal points of the next generation of I-O combination therapies. Therefore, we plan to develop, register and launch proprietary antibodies targeting PD-1 and CTLA-4 aggressively through the clinic and expand with novel combination therapies designed to improve clinical response and the durability of response of existing therapies.

Our Strategy

Our strategy is to bring innovative combination therapies for cancer patients to substantially expand the patient population benefiting from current I-O therapies. Our diverse pipeline of antibody-based therapeutics, cell therapies, and vaccine adjuvants enable us to pursue therapeutically relevant approaches focused on safe and effective therapeutic agent combinations. In line with this approach, we are pursuing clinical trials designed to strengthen the efficacy and safety signals demonstrated to date and that may support a potential filing for full approval and/or accelerated approval based on the magnitude of benefit demonstrated.

Our strategies for our more novel, earlier stage development programs are to leverage learnings from prior programs to address limitations of first-generation molecules and build a portfolio that addresses resistance mechanisms. Our clinical portfolio also includes a number of differentiated approaches to novel I-O targets, including TIGIT, LAG-3, ILT4, ILT2, and CD137. For example, our CD137 agonist, AGEN2373, was designed to be conditionally active in the tumor microenvironment and has demonstrated clinical activity without evidence of liver toxicity that have stalled other clinical-stage CD137 therapies. These agents are being pursued in PD-1 combinations, as well as unique combinations driven by biology and clinical experience, such as our combination study evaluating botensilimab with CD137 (AGEN2373) antibodies in PD-1 relapsed or refractory melanoma.

We are advancing our portfolio through a combination of independent development and strategic partnerships with industry leaders.

Our Assets

Our I-O assets include antibody-based therapeutics, monospecific and bispecific antibodies, cell therapy (through MiNK), vaccine adjuvants (through SaponiQx). Our clinical-stage portfolio includes the following assets:

•
Botensilimab (AGEN1181) – a next-generation CTLA-4 monospecific antibody currently in three Phase 2 studies in MSS CRC, pancreatic cancer and melanoma as a monotherapy and in combination with balstilimab or chemotherapy;
•
Balstilimab (AGEN2034) – a PD-1 monospecific antibody currently being evaluated in combinations with botensilimab and zalifrelimab, as well as in a clinical collaboration with Rottapharm S.p.A. in combination with CR6086;
•
Zalifrelimab (AGEN1884) – a first-generation CTLA-4 monospecific antibody currently being evaluated in combination with balstilimab, as well as in a clinical collaboration with Nelum in combination with NLM-001;
•
AGEN2373 – a CD137 monospecific antibody currently in a Phase 1b clinical trial being advanced by Agenus as monotherapy and in combination with botensilimab, and which Gilead Sciences, Inc. (“Gilead”) has an option to license exclusively;
•
AGEN1423 – a tumor microenvironment conditioning CD73/TGFβ TRAP bifunctional antibody that recently completed a Phase 1 clinical trial sponsored by Gilead;

•
AGEN1571 – an ILT2 monospecific antibody currently in a Phase 1 clinical trial that we are advancing as monotherapy and in combination with botensilimab and balstilimab in solid tumors;
•
MK-4830 – a monospecific antibody targeting ILT4 exclusively licensed to Merck Sharpe & Dohme (“Merck”) and being evaluated by Merck in Phase 2 clinical trials in late stage cancers including esophageal cancer, melanoma, MSI-H colorectal cancer, NSCLC, small cell lung cancer, ovarian cancer, and renal cell carcinoma;
•
INCAGN1876 – a GITR monospecific antibody exclusively licensed to Incyte Corporation (“Incyte”) and being advanced by Incyte in a Phase 2 clinical trial evaluating INCAGN1876 in combination with retifanlimab in squamous cell carcinoma of the head and neck;
•
INCAGN2390 – a TIM-3 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in Phase 2 clinical trials evaluating INCAGN2385 and INCAGN2390 in combination with retifanlimab in melanoma, squamous cell carcinoma of the head and neck, and endometrial cancer;
•
INCAGN2385 – a LAG-3 monospecific antibody exclusively licensed to Incyte and being advanced by Incyte in Phase 2 clinical trials evaluating INCAGN2385 and INCAGN2390 in combination with retifanlimab in melanoma, squamous cell carcinoma of the head and neck, and endometrial cancer;
•
BMS-986442 (also known as AGEN1777) – a TIGIT bispecific discovered by Agenus and exclusively licensed to Bristol Myers Squibb Company (“BMS”) and being advanced by BMS in a Phase 1/2 clinical trial evaluating BMS-986442 in combination with nivolumab +/- chemotherapy in patients with advanced solid tumors and non-small cell lung cancer;
•
UGN-301 – zalifrelimab intravesical solution, prepared as a reverse thermal hydrogel, exclusively licensed to UroGen Pharma (“UroGen”) for the treatment of cancers of the urinary tract via intravesical delivery and being advanced by UroGen in a Phase 1 clinical trial as a monotherapy and in combination with other agents, including UGN-201;
•
agenT-797 – allogeneic iNKT cells exclusively licensed to MiNK and being advanced by MiNK in Phase 1 studies in solid tumors, multiple myeloma, and viral ARDS; and
•
QS-21 STIMULON – adjuvant extracted from the bark of the Quillaja saponaria (soap bark) evergreen tree native and purified using our proprietary process; key component in the adjuvant in several GlaxoSmithKline plc (“GSK”) vaccines, including the most efficacious shingles vaccine, Shingrix®, which has demonstrated >90% efficacy, as well as the first ever malaria vaccine, Mosquirix®, and recent RSV vaccine.

Our proprietary QS-21 STIMULON is considered to be one of the most potent adjuvants known. By way of example, QS-21 STIMULON is a key component in the adjuvant in several GSK vaccines, including GSK’s Shingrix, which reported sales in excess of $3.5 billion in 2022. Sales in 2019 triggered a $15.1 million milestone payment to us from Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”), which we received in 2020. Sales in 2022 triggered a $25.25 million milestone payment to us from HCR, which we received in 2022. In 2019, the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure continuous future supplies of QS-21 STIMULON, which we are pursuing through SaponiQx in partnership with Phyton Biotech and Ginkgo Bioworks.

Our Antibody Discovery Platforms and Immunotherapy Programs

Immunotherapies regulate the body’s immune response to cancer, and have achieved positive outcomes in a number of cancers that were considered untreatable only a few years ago. Our pipeline includes several classes of immunotherapies:

1.
checkpoint inhibitors, which remove the tumor’s defenses that evade and suppress the immune system;
2.
immune activators, which train and activate a patient’s own immune cells for a potent and durable anti-cancer response; and
3.
tumor microenvironment ("TME") conditioning agents, which reduce local immune-suppression and attract immune cells to the cancer site.

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

Over approximately the past nine months, we and our partners have reported the following clinical data on our immunotherapy programs:

•
Updated clinical data from a Phase 1/2 trial of botensilimab as monotherapy and in combination with Agenus’ PD-1 antibody balstilimab, which showed robust responses in nine different treatment-resistant cancers. Response data for the botensilimab/balstilimab combination were reported in four specific disease cohorts:
o
ASCO GI 2023: 2L+ MSS mCRC (70 evaluable patients): ORR of 23% vs. 1-2% (SOC) vs. 1-5% (other PD-1/CTLA-4 therapies)
▪
12-month overall survival of 63% (vs. reported 12-month overall survival of ~25% for SOC); median Overall Survival not yet reached
o
SITC 2022: 2L+ Ovarian (19 evaluable patients): ORR of 26% vs. ~10% (SOC) vs. 3-10% (other PD-1/CTLA-4 therapies)
o
CTOS 2022: 2L+ Sarcoma (13 evaluable patients): ORR of 46% vs. ~10% (SOC) vs. 12-16% (other PD-1/CTLA-4 therapies)
o
SITC 2022: PD-(L)1 Refractory NSCLC (5 evaluable patients): ORR of 60% vs. ~10% (SOC) vs. 6-13% (other PD-1/CTLA-4 therapies)
•
Preliminary data from a Phase 1 trial of iNKT cell therapy agenT-797 showing reductions in target and non-target lesions or disease stabilization in patients with solid tumor cancers when administered alone (27%) and in combination with pembrolizumab (KEYTRUDA®) or nivolumab (OPDIVO®) (66%); in multiple myeloma, agenT-797 treatment resulted in durable disease stabilization and modulation of M-spike protein seen in heavily pre-treated r/r multiple myeloma patients (2/8) after ≥6 prior lines of therapy; and
•
Data from a Phase 1 trial of iNKT cell therapy demonstrating a pronounced survival rate of 70% in mechanically ventilated elderly COVID-19 patients with moderate to severe viral ARDS after a single dose of agenT-797 compared to ~10% in a comparative case control population; further, agenT-797 treatment was associated with a reduction in secondary infections, including reduced incidence of pneumonia at the highest dose level, a driver of intensive care unit mortality.

With respect to our novel discovery pipeline, our most recently filed investigational new drug application (“IND”) was for AGEN1571, an ILT2 antagonist designed to modulate tumor-associated macrophages, T, NK and NKT cells. At the 2022 American Association for Cancer Research Annual Meeting, we published data showing superior performance of AGEN1571 to its only other known direct clinical-stage competitor, with:

•
~10-fold higher binding affinity to all isoforms of ILT2, enabling superior binding to cells expressing low levels of ILT2;
•
Complete blockade of ILT2-ligand interactions for more effective immune activation and anti-tumor therapeutic potential;
•
Enhanced activation of T, NK, and NKT cells for improved tumor killing;
•
Superior ability to switch myeloid cells to a pro-inflammatory state, which further boosts T and NK cell immunity; and
•
Higher potency in boosting endogenous anti-tumor immunity to synergize with the patient’s anti-tumor antibodies or targeted therapies.

We have initiated a Phase 1 study of AGEN1571 as monotherapy, and in combination with botensilimab +/- balstilimab, in solid tumors.

In October 2021, we announced the withdrawal of our Biologics Licensing Application (“BLA”) for balstilimab monotherapy to treat second-line cervical cancer. Our decision came at the recommendation of the U.S. Food and Drug Administration (“FDA”) following the full approval of pembrolizumab, four months earlier than the FDA goal date. The BLA submission for balstilimab received Fast Track and Priority Review designation from the FDA, with a target action date of December 16, 2021. As part of the BLA review process, we successfully completed three FDA inspections, with no cited issues, concerns, or Form-483s. Based on this change to the treatment landscape, we are no longer pursuing US registration for the combination of balstilimab and zalifrelimab in second-line cervical cancer.

Partnered Programs

In May 2021, we entered into a License, Development and Commercialization Agreement with BMS (the “BMS License Agreement”) pursuant to which we granted BMS an exclusive license to develop, manufacture and commercialize our proprietary TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million and are eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus royalties on worldwide net sales of products containing AGEN1777. In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone. Under the BMS License Agreement, we retain an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. Additionally, we have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties on U.S. net sales of co-funded products ranging from the mid-teens to low twenties percent and ex-U.S. net sales of co-funded products ranging from the low double digits to mid-teens percent. Finally, Agenus also has the option to co-promote AGEN1777 in the U.S.

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

In January 2015, we entered into a collaboration with Incyte to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four immunotherapy programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015, we expanded the alliance by adding three novel undisclosed immunotherapy targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Targets under the collaboration were designated as either profit-share programs, where the parties shared all costs and profits equally, or royalty-bearing programs, where Incyte funded all costs, and we were eligible to receive milestones and royalties. Under the original collaboration agreement, programs targeting GITR, OX40 and two of the undisclosed targets were designated as profit-share programs, while the other targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. Concurrent with the execution of the original collaboration agreement, we and Incyte also entered into a stock purchase agreement pursuant to which Incyte purchased approximately 7.76 million shares of our common stock for an aggregate purchase price of $35.0 million. In February 2017, we and Incyte amended the terms of the original collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs with royalties on global net sales at a flat 15% rate for each. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to Agenus (the latter being our Fc enhanced TIGIT program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (GITR agonist) and INCAGN1949 (OX40 agonist). Concurrent with the execution of the amendment agreement, we and Incyte entered into a separate stock purchase agreement whereby Incyte purchased an additional 10 million shares of our common stock for an aggregate purchase price of $60.0 million. In October 2022, Incyte notified us of their intent to terminate the OX40 program, effective October 2023. Upon termination the rights to the OX40 program revert back to us.

In April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed immunotherapy targets. In 2016, Merck selected a lead product candidate against ILT4, MK-4830, to advance into preclinical studies, and subsequently initiated a Phase 1 clinical trial in August 2018. In November 2020, Merck initiated a Phase 2 clinical trial with MK-4830, triggering a $10.0 million milestone payment to us. Under the terms of the agreement, Merck is responsible for all future product development expenses for MK-4830, and Agenus is eligible to receive potential milestone payments plus royalties on any future sales.

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party and excluding the milestone we received from Incyte in the fourth quarter of 2018. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2022, we remain eligible to receive up to $405.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

In December 2022, we terminated our collaboration agreement with Recepta Biopharma SA (“Recepta”) for the development of balstilimab and zalifrelimab antibodies in certain South American countries and, as part of the termination, all related intellectual property rights were returned to Agenus.

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

SaponiQx & QS-21 STIMULON Adjuvant

QS-21 STIMULON is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 STIMULON is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja saponaria. QS-21 STIMULON has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine adjuvants across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 STIMULON to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

In September 2021, we launched SaponiQx, our subsidiary building an integrated vaccine platform based on scalable and secure manufacturing of QS-21 STIMULON and other saponin-based adjuvants. The need for vaccines offering long-lasting efficacy and efficient production was amplified in the COVID-19 pandemic. The durability offered by QS-21 STIMULON has been validated by Shingrix, with protection exceeding nine years, but the supply is limited due to reliance on a complicated and expensive extraction process from a Chilean soap bark tree. To this end, SaponiQx is working with Phyton Biotech and Ginkgo Bioworks to optimize the plant cell culture process which we have developed for the purposes of scalable manufacturing QS-21 and next-generation saponin based adjuvants. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop the plant cell culture process for QS-21 STIMULON. Our goal is to establish a platform for optimized and scalable vaccine adjuvant formulations to address pandemic threats and other disease settings.

Partnered QS-21 STIMULON Programs

In 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 STIMULON (the “GSK License Agreement” and the “GSK Supply Agreement,” respectively). In 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 STIMULON. GSK is obligated to supply us, or our affiliates, licensees, or customers, certain quantities of commercial grade QS-21 STIMULON for a stated period of time. In March 2012, we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of QS-21 STIMULON (the “GSK First Right to Negotiate Agreement”). As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront cash payment of $9.0 million, $2.5 million of which was creditable toward future royalty payments. We refer to the GSK License Agreement, the Amended GSK Supply Agreement and the GSK First Right to Negotiate Agreement collectively as the GSK Agreements. We are no longer entitled to any additional milestone payments under the GSK Agreements. Under the terms of the Agreement, we are generally entitled to receive a 2% royalty on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product, which was triggered with GSK’s first commercial sale of Shingrix in 2017. Notably, we have already monetized and sold this entire royalty stream as discussed in more detail below. The GSK License and Amended GSK Supply Agreements may be terminated by either party upon a material breach if the breach is not cured within the time specified in the respective agreement. The termination or expiration of the GSK License Agreement does not relieve either party from any obligation which accrued prior to the termination or expiration. Among other provisions, the license rights granted to GSK survive expiration of the GSK License Agreement. The license rights and payment obligations of GSK under the Amended GSK Supply Agreement survive termination or expiration, except that GSK's license rights and future royalty obligations do not survive if we terminate due to GSK's material breach unless we elect otherwise. We do not incur clinical development costs for products partnered with GSK.

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

In January 2018, we sold 100% of all royalties we were entitled to receive from GSK to HCR and used the proceeds to extinguish the debt under the Note Purchase Agreement. HCR paid approximately $190.0 million at closing for the royalty rights, of which approximately $161.9 was used to extinguish the prior notes, yielding us approximately $28.0 million in net proceeds. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). GSK’s net sales of Shingrix for the twelve months ended December 31, 2019, exceeded $2.0 billion. As a result, we received the First HCR Milestone of $15.1 million in 2020 after GSK’s net sales of Shingrix in 2019 exceeded $2.0 billion. GSK’s net sales of Shingrix for the twelve months ended June 30, 2022, exceeded $2.75 billion. As a result, we received the Second HCR Milestone of $25.25 million in 2022.

Manufacturing

Antibody Manufacturing

In December 2015, we acquired an antibody manufacturing pilot plant in Berkeley, CA from XOMA Corporation (“XOMA”), which we refer to as “Agenus West.” A team of former XOMA employees with valuable chemistry, manufacturing and controls experience joined us and continue to operate the facility. Since the acquisition of Agenus West, we have made significant improvements in the plant, and added additional headcount increasing both scale and capacity. Agenus West is currently producing antibody drug substance for certain of our proprietary antibody programs (monospecific and bispecific). In some cases, we have been able to deliver clinical grade material from research cell banks in approximately six to nine months, which is significantly faster than the industry average of 12-18 months. Agenus West utilizes cutting-edge technology platforms, enabling us to be self-reliant and giving us the advantage of drug substance manufacturing speed, cost efficiency, operational flexibility and manufacturing technology transfer to commercial scale partners—all with desired product quality, and with the goal of benefiting patients. In November 2020, we entered into a long-term lease in Emeryville, CA for cGMP commercial manufacturing space. Construction of this end-to-end 83,000sqft. GMP clinical and commercial biologics manufacturing facility (from cell line development through Drug Product fill & finish, packaging and labeling) is being commissioned for GMP manufacturing.

The quality control organization for all of our product candidates in Berkeley and Lexington performs a series of release assays designed to ensure that our antibody drug substance meets all applicable specifications. Our quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with cGMP as mandated by the FDA and foreign regulatory agencies. Our manufacturing staff is trained and routinely evaluated for conformance to rigorous manufacturing procedures and quality standards. This oversight is intended to ensure compliance with FDA and foreign regulations and to provide consistent drug substance output. Our quality control and quality assurance staff are similarly trained and evaluated as part of our effort to ensure consistency in the testing and release of the product, as well as consistency in materials, equipment and facilities.

QS-21 STIMULON

Except in the case of GSK, we have retained worldwide manufacturing rights for QS-21 STIMULON, and we have the right to subcontract manufacturing for QS-21 STIMULON. In addition, under the terms of our agreement with GSK, upon request by us, GSK is committed to supply certain quantities of commercial grade QS-21 STIMULON to us and our licensees for a fixed period.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to approximately 37 issued United States patents and approximately 124 issued foreign patents. We also own, co-own or have exclusive rights to approximately 38 pending United States patent applications and approximately 317 pending foreign patent applications. We may not have rights in all territories where we may pursue regulatory approval for our product candidates.

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
(9)
Co-owned by Agenus and Merck.

Various patents and patent applications have been exclusively licensed to us by the following entities:

Ludwig Institute for Cancer Research

On December 5, 2014, our wholly-owned subsidiary, Agenus Switzerland Inc. (formerly known as 4-Antibody AG) (“4-AB”), entered into a license agreement with the Ludwig Institute for Cancer Research Ltd. (“Ludwig”), which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted 4-AB an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we and 4-AB entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, 4-AB made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates 4-AB to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we and/or 4-AB will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by 4-AB or us (as applicable) for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions. Effective December 31, 2022, the license was assigned to Agenus.

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

The immune-oncology drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have I-O antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, GITR, TIM-3, LAG-3, CD73, TGFb, CD137, ILT2, ILT4 and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, nivolumab, an anti-PD-1 antibody, and relatlimab, an anti-LAG-3 antibody, and is currently developing agents targeting TIGIT, ILT4 and TGFb. BMS also has a next generation anti-CTLA-4 antibody in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, and has an anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody as well as antibodies targeting LAG-3 and GITR in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, an approved anti-CTLA-4 antibody, and has monoclonal antibodies targeting CD73, as well as bispecifics targeting CTLA-4, TIGIT, TIM-3 in clinical development (6) Pfizer has an approved anti-PD-L1 (with Merck KgaA) antibody and (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3, LAG-3 and TIGIT in the clinic. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 and PD-L1 agents in ex-U.S. geographies such as China. These include Innovent Biologics, Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights), CStone Pharmaceuticals (EQRx has ex-China rights), Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories), Alphamab Oncology/3D Medicines and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, Incyte, ImmuneOncia Therapeutics Inc., Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Transcenta Holdings (previously Mabspace Biosciences), Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Lepu Biopharma (previously

Taizhou Houdeaoke Technology). In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has a next-generation CTLA-4 program in the clinic, a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked version is designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of other next-generation monospecifics targeting CTLA-4 in the clinic, including those from Harbour BioMed, OncoC4, Adagene, and Xilio Therapeutics. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma and Alphamab. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage drug candidates against CTLA-4, GITR, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. Additionally, AGEN1777, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies, including bispecifics, that could compete with this program. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Compugen, Corvus Pharmaceuticals, CStone Pharmaceuticals, GSK, Innovent Biologics, Inhibrx, iTeos Therapeutics, Lyvgen Biopharma, MedPacto, Merck KGaA, Mereo Biopharma, Novartis, Seagen, Servier, Scholar Rock, and Sanofi. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

Additionally, AGEN1571, our ILT2 antibody is now in clinical development. We are aware of other clinical stage anti-ILT2, anti-ILT4 and anti-HLA-G antibodies that could compete with this program. These include, but are not limited to, Biond Biologics/Sanofi, BMS, Merck, Immune-Onc Therapeutics and Gilead/Tizona Therapeutics. Additionally, some competitors are also developing ILT2 bispecifics; for example, NGM Biopharmaceuticals has a clinical stage bispecific co-targeting ILT2 and ILT4. We are also aware of competitor programs, in monospecific and bispecific formats, that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

SaponiQx is developing QS-21 STIMULON. Several other vaccine adjuvants are in development or in use and could compete with QS-21 STIMULON for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03 and additional AS portfolio members, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 STIMULON to other entities under materials transfer arrangements. There is a risk that material provided pursuant to a MTA is used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 STIMULON. We are also aware of other manufacturers of QS-21. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 STIMULON.

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

Human Capital Resources and Employees

As of March 1, 2023, we had 533 employees, of whom 108 were PhDs and 32 were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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
•
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and its financial condition and results of operations.

Risks Related to the Development of Our Product Candidates

•
Our business is highly dependent on the success of botensilimab and our combination therapy programs.
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
•
We have built and are in the process of qualifying our own commercial scale manufacturing facticity, which is costly and time-consuming and will require regulatory approvals before the facility can begin manufacturing.

Risks Related to Our Reliance on Third Parties

•
We are dependent upon third parties to further develop and commercialize certain of our antibody programs.
•
Failure to enter into and/or maintain clinical trial, licensing, distribution and/or collaboration agreements may adversely affect our business.
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

Risks Related to Business Operations, Employee Matters and Managing Growth

•
We may encounter difficulties in managing our recent growth.
•
Legal claims against us may create distraction for our management team, adversely impact our ability to develop and gain approval for our products and/or result in substantial damages.
•
Information technology security breaches could result in a material disruption in our business and subject us to sanctions and penalties.
•
Our subsidiaries MiNK Therapeutics may be unsuccessful at advancing its cell therapy business, and SaponiQx, Inc. may be unsuccessful in advancing its vaccine adjuvant business. Our subsidiaries CTC and Atlant Clinical may be unsuccessful in maintaining and growing their clinical research organization ("CRO") businesses.

Risks Related to Our Common Stock

•
Our stock’s trading volume and public trading price has been volatile.
•
We do not intend to pay cash dividends on our common stock.
•
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described herein. You should consider carefully all information about risks in evaluating our business. If any of the described risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2022, 2021, and 2020, were $230.7 million, $28.7 million and $182.9 million, respectively. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct clinical trials for our pipeline of product candidates;
•
further develop our antibody programs and platforms, MiNK's cell therapy programs, and our saponin-based vaccine adjuvants (through SaponiQx);
•
continue to discover and develop additional product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, scientific, manufacturing, commercial and related personnel;
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

Furthermore, our ability to generate cash from operations is dependent in part on the success of our licensees and collaboration partners, as well as the likelihood and timing of new strategic licensing and partnering relationships and/or successful development, approval and commercialization of product candidates, including through our antibody programs and platforms, MiNK's adoptive cell therapy programs, and our saponin-based vaccine adjuvants (through SaponiQx).

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

As of December 31, 2022, we had $193.4 million of cash, cash equivalents and short-term investments. Based on our current plans and projections, we believe that our cash resources as of December 31, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when the financial statements included in this Annual Report on Form 10-K were issued. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

From time to time we have issued, and in the future may issue, projections regarding our future cash position. Such projections include the expectation that we will be able to raise additional funds from the aforementioned sources and our ability to do so is subject to the risks described herein.

General economic conditions in the United States and abroad, including the impacts of public health crises, such as the COVID-19 pandemic, the policies of the Biden Administration or otherwise, and geopolitical disputes and wars such the invasion of Ukraine by Russia, may have a material adverse effect on the financial markets and our liquidity and financial condition, particularly if our ability to raise additional funds is impaired.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including increased inflation, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and the volatility of such market and economic conditions have increased as a result of the COVID-19 pandemic and the Russian invasion of Ukraine. The scope, duration and long-term impact of the COVID-19 pandemic and the Russian invasion are unknown at this time, so there can be no assurance how significant any deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile geopolitical and business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans for some or all of our pipeline candidates. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $193.4 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our obligations to the holders of our promissory notes could materially and adversely affect our liquidity.

In February 2015, we issued subordinated promissory notes in the aggregate principal amount of $14.0 million, of which $13.0 million remains outstanding, with annual interest of 8% (the “2015 Subordinated Notes”). The 2015 Subordinated Notes have been amended to extend the maturity date to February 2025. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.0 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.0 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

If we do not have sufficient cash on hand to service or repay our 2015 Subordinated Notes, we may be required to raise additional capital which entails the risks described herein.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

We regularly maintain cash balances at third-party financial institutions, such as Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement on March 12, 2023 that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, if another depository institution is subject to other adverse conditions in the financial or credit markets, it could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Risks Related to the Development of Our Product Candidates

Our business is highly dependent on the success of our clinical stage programs, including botensilimab and related combination therapy programs, which still require significant additional clinical development.

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. Our timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. Although we have engaged with the FDA on our regulatory programs and protocols, there is no guarantee that our BLA submissions, if any, will be approved, or that we will be able to successfully commercialize these assets. If the botensilimab programs (including combination therapies with botensilimab) encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business may be significantly harmed.

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
•
failure to initiate or successfully complete confirmation trials for candidates that receive accelerated approval; and
•
the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may be difficult to predict for immune modulating antibodies, including for CTLA-4 antibody and related combination therapies.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year and earlier this year, we reported positive interim data from our lead trials of botensilimab (AGEN1181). For example, in June 2022 at the ESMO World Congress on Gastrointestinal Cancer, and in November 2022 at the Society for Immunotherapy Cancer meeting and in January 2023 at American Society of Clinical Oncology – Gastrointestinal Cancers Symposium, we reported new clinical responses from a Phase 1/2 trial of botensilimab (as a monotherapy and combination with balstilimab). Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that botensilimab, balstilimab, zalifrelimab, or AGEN2373 (or any of our other earlier stage programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for any of these programs as a monotherapy or combination could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business and partnership prospects.

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

We may experience difficulties in patient enrollment and in and timely completion of our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability, or the ability of our CROs to enroll a sufficient number of patients who remain in the study until its conclusion and the sites being able to operate as needed to adhere to the clinical requirements as set forth in the protocol. The enrollment of patients depends on many factors, including:

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Except for Prophage in Russia, we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Although we successfully filed and had accepted the BLA for balstilimab in 2021, it was subsequently withdrawn, and we, as a company, have limited experience in filing and supporting the applications necessary to gain regulatory approvals and rely in part on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

The general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 2 or 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 2 or 3 clinical trials typically involve hundreds of patients dosed in well-controlled trials that have significant costs and take years to complete. We may seek to utilize, among other strategies, FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain rare diseases, cancer and autoimmune diseases, but the FDA may not agree with our plans. Moreover, even if we do receive accelerated approval from the FDA for one or more of our product candidates, there is no guarantee that we will be able to successfully complete one or more confirmatory trials needed to obtain full approval.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

Moreover, approval of genetic or biomarker diagnostic tests may be necessary in order to advance some of our product candidates to clinical trials or potential commercialization. In the future, regulatory agencies may require the development and approval of such tests, which can be expensive and time-consuming. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

•
develop safer or more effective therapeutic drugs or vaccine adjuvants and other products;
•
establish superior intellectual property positions;
•
discover technologies that may result in medical insights or breakthroughs, which render our drugs or vaccine adjuvants obsolete, possibly before they generate any revenue, if ever;
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

There is no guarantee that our product candidates will be able to compete with potential future products being developed by our competitors including those described under “Item 1. Business – Competition.”

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

Even if our product candidates receive marketing approval, such products may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

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

In November 2020, we entered into a long-term lease in Emeryville, CA for cGMP commercial manufacturing space. Construction of this end-to-end 83,000sqft. GMP clinical and commercial biologics manufacturing facility in (from cell line development through Drug Product fill & finish, packaging and labeling) is being commissioned for GMP manufacturing. We have never built, owned or operated a commercial manufacturing building, and there is no guarantee that we will be successful doing so.

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

We have given our corporate QS-21 STIMULON licensee, GSK, manufacturing rights for QS-21 STIMULON for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. Although we have the right to secure certain quantities of QS-21 from GSK and we have some internal supply in-house and from a third-party supplier(s) and manufacturer(s), we currently do not have an alternative long-term supply partner for this adjuvant. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process with the goal of ensuring the continuous future supply of QS-21 STIMULON adjuvant. While we are pursuing this in partnership with Phyton Biotech and Ginkgo Bioworks, there is no guarantee that we will be successful in developing a scalable process.

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

In February 2017, we amended the terms of our collaboration agreement with Incyte to, among other things, convert the GITR and OX40 programs from profit-share programs, where we and Incyte shared all costs and profits on a 50:50 basis, to royalty-bearing programs, where Incyte funds 100% of the costs and we are eligible for potential milestones and royalties. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with TIGIT reverting to Agenus and the undisclosed target reverting to Incyte, each with a potential 15% royalty to the other party on any global net sales. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. For each program in the collaboration, Incyte has exclusive rights and all decision-making authority for manufacturing, clinical development and commercialization. Accordingly, the timely and successful completion by Incyte of clinical development and commercialization activities will significantly affect the timing and amount of any royalties or milestones we may receive under the collaboration agreement. In addition, in March 2017 we transferred manufacturing responsibilities to Incyte for antibodies under that collaboration. Any delays or weaknesses in the ability of Incyte to successfully manufacture could have an adverse impact on those programs. Incyte’s activities will be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to antibodies under the collaboration could be delayed or terminated. There can be no assurance that any of the development, regulatory or sales milestones will be achieved, or that we will receive any future milestone or royalty payments under the collaboration agreement. In September 2018, we sold to XOMA a portion of the royalties and milestones we are entitled to receive from Incyte. In October 2022, Incyte provided notice of their intent to terminate the OX40 program, effective October 2023.

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

In December 2022, we terminated our collaboration agreement with Recepta for the development of balstilimab and zalifrelimab antibodies in certain South American countries. As part of that termination, Agenus and Recepta settled lawsuits that had been pending in the United States and Brazil related to disputes arising from the companies’ collaboration agreement and intellectual property rights granted under the collaboration agreement were returned to Agenus.

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

We rely heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials or at a particular site may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or sites, or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under cGMP requirements and may require a large number of patients.

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process and increase the costs of such trials. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in other jurisdictions. We are not permitted to market any biological product in the United States for commercial use until we receive a biologics license from the FDA. Although we submitted and had accepted for filing the BLA for balsilimab, we subsequently voluntarily withdrew such application following a competitor’s full approval. As a result, we have not submitted a BLA for any product candidate that was approved by the FDA. Even after submission of a BLA for one or more of our product candidates, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and we may never obtain regulatory approval for our product candidates.

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
•
the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes and controls or facilities of third-party manufacturers with which we contract for clinical and commercial supplies or any facilities that we may operate in the future; and

•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that could render our clinical data insufficient for approval.

The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as antibodies, adjuvants and adoptive cell therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of antibodies, vaccine adjuvants or adoptive cell therapies products may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of antibodies, vaccine adjuvants and adoptive cell therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for such products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Breakthrough Therapy Designation or Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We may seek a Breakthrough Therapy Designation ("BTD") for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a BTD for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation ("FTD"). The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure our stockholders that the FDA would decide to grant it. We may not experience a faster development process, review or approval compared to conventional FDA procedures for the product candidate for which we have received, or may receive in the future, FTD. The FDA may withdraw FTD if it believes that the designation is no longer supported by data from our clinical development program. FTD alone does not guarantee qualification for the FDA’s priority review procedures.

We received FTD for investigation of balstilimab in combination with zalifrelimab for the treatment of patients with relapsed or refractory metastatic cervical cancer and balstilimab alone for the treatment of cervical cancer, and we intend to apply for such designation for our other product candidates in the future. The FDA subsequently determined it was no longer appropriate to review the BLA for balstilimab (alone) for accelerated approval in view of its grant of full approval to pembrolizumab and recommended that we withdraw our BLA. We subsequently made a strategic decision to withdraw our BLA for balstilimab (alone). The decision to withdraw the BLA does not change the development plans for balstilimab combinations, including plans for balstilimab in combination with botensilimab, our Fc-enhanced CTLA-4 antibody.

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

On January 31, 2019, the HHS and HHS Office of Inspector General proposed an amendment to one of the existing Anti- Kickback Statute safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers (“PBMs”), in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for “discounts” from Anti-Kickback enforcement action and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. The revisions to the federal Anti-Kickback regulations referenced above were initially scheduled to take effect in 2022 but have now been delayed to 2027 certain Congressional actions signed into law by President Biden.

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

We have adopted and revised our code of business conduct and ethics which we review and update on a periodic basis, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Even if we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are in development, as well as those placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient support programs, and reform government program reimbursement methodologies for drugs. Since Vermont passed the first state drug price transparency law in 2016, more than a dozen states have enacted and implemented similar laws. State-level transparency legislation shines light on drug pricing by requiring manufacturers and other supply chain entities such as prescription drug benefit managers (PBMs), health plans, and wholesalers to provide information on drug pricing. For example, in October 2017, California passed legislation requiring pharmaceutical manufacturers to announce planned drug price increases. While this legislation does not directly affect drug prices, it puts further pressure on pharmaceutical manufacturers in setting prices. Oregon has passed a similar law, requiring pharmaceutical manufacturers to disclose cost components, and other states are likely to follow. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

Beyond the ACA, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare, accelerated or advanced Medicare payments to healthcare providers and payments to providers for COVID-19-related expenses and lost revenues. Other reform efforts affect pricing or payment for drug products, which was a focus of the Trump Administration. For example, in May of 2018, President Trump and the Secretary of HHS released a “blueprint” for lowering prescription drug prices and out-of-pocket costs, which contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. Subsequent to the ACA, the Medicaid Drug Rebate Program was subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. A number of regulations were issued in late 2020 and early 2021, some of which have been and may continue to be subject to scrutiny and legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would have limited payment based on international drug price and CMS subsequently indicated that the rule would not be implemented without further rulemaking.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside of the United States, we must dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The Russian invasion of Ukraine has resulted in new and expanded U.S. and EU sanctions against Russia which have impacted the conduct of business with Russian entities, and may impact existing sales of services within Russia by our wholly-owned, independently-operated subsidiary, Atlant Clinical, a CRO based in Moscow, Russia, which we acquired in 2020.

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

Although we do not anticipate a material impact to our global business operations, our subsidiary Atlant Clinical has employees in Russia who could be adversely affected by the impact of the Russian invasion of Ukraine. The war may impact staffing and adversely impact existing business, new business development, the completion of projects and adherence to timelines by affected employees.

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

As of December 31, 2022, we had U.S. federal and state net operating loss, or Net Operating Losses (“NOLs”), carryforwards of $690.1 million and $263.6 million, respectively, which may be available to offset future taxable income. The federal NOLs include $549.3 million which expire at various dates through 2042 and $140.8 million which carryforward indefinitely. The state NOLs expire at various dates through 2042. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $8.4 million and $1.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2023. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

The patent landscapes in the fields of antibody, adjuvant and adoptive cell therapy development, manufacture and commercialization are crowded. For example, we are aware of third-party patents directed to methods for identifying and producing therapeutic products such as antibodies, adjuvants and adoptive cell therapies. We are also aware of third-party patents directed to products targeting numerous antigens for which we also seek to identify, develop, and commercialize products. For example, some patents claim products based on competitive binding with existing products, some claim products based on specifying sequence or other structural information, and some claim various methods of discovery, production, or use of such products.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of the date of this filing, we own, co-own or have exclusive rights to approximately 37 issued United States patents and approximately 124 issued foreign patents. We also own, co-own or have exclusive rights to approximately 38 pending United States patent applications and approximately 317 pending foreign patent applications. Our patent positions, and those of other biopharmaceutical, pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific, and factual questions. The standards which the United States Patent and Trademark Office (“USPTO”) uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. With respect to both in- licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We also have partners who may market or refer to our trademarks or trade names and may use the trademarks or trade names in ways that impair our branding strategy. For example, Betta Pharmaceuticals has rights to our antibody, zalifrelimab, in greater China and may adopt a marketing strategy in their territories, including use or registration of trademarks and tradenames for our antibody, that could impair our brand identity or strategy and possibly cause market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

As part of our efforts to optimize efficiency across our organization, we previously closed offices in Germany and Switzerland and consolidated these operations in the UK. In January 2020, our subsidiary MiNK closed its Waterloo, Belgium office and consolidated those operations in our Lexington, MA facility. In March 2020, as a result of the COVID-19 pandemic, we completed a company-wide reduction in force. If as a result of these or similar future efforts we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We are still in the process of liquidating Agenus Switzerland. Certain intellectual property rights were transferred from Switzerland to the United States or elsewhere to support licensing transactions with third parties. Following those transfers, tax authorities in Canton Basel notified Agenus Switzerland of tax outstanding tax obligations of approximately CHF 4.0 million for tax years 2018 – 2020 combined and sought and obtained court orders to collect such sums from Agenus Switzerland (formerly 4-AB), or in the alternative liquidate the business. As part of its wind down, Agenus Switzerland transferred all remaining intellectual property rights to Agenus Inc. effective December 2022. There could be additional adverse tax consequences in Switzerland resulting from the migration of those remaining intellectual property rights as part of the final wind down of the business, which could have an adverse effect on our business and operations.

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

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994 is integral to building our company and developing our technology. Jennifer Buell, Ph.D., Chair of Agenus' Executive Council, also provides key strategic advice. If either Dr. Armen or Dr. Buell is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen. Dr. Armen plays an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen or any other employee. The loss of the services of Dr. Armen or Dr. Buell, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Dr. Buell also serves as Chief Executive Officer for MiNK Therapeutics, and Dr. Armen is Chairman of the Board of Directors of MiNK Therapeutics.

The bulk of our operations are conducted at our facilities in Cambridge, UK, Lexington, MA and Berkeley, CA. The Cambridge, UK, greater Boston area, and Northern California regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

We own an antibody pilot plant manufacturing facility and in November 2020, entered into a long-term lease in Emeryville, CA for cGMP commercial manufacturing space. Construction of this end-to-end 83,000sqft. GMP clinical & commercial biologics manufacturing facility (from cell line development through Drug Product fill & finish, packaging and labeling) is being commissioned. These locations are in an area of seismic activity near active earthquake faults and active wildfire activity. We do not maintain earthquake insurance coverage for our owned and leased properties in Berkeley, CA or Emeryville, CA.

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic that have since been lifted. We revisited the various health and safety measures on a regular basis as the pandemic evolved, and we could take additional action if instructed by national, state and local governmental agencies or as we deem necessary to protect our employees. These measures resulted, and any future actions may result, in potential disruption to our business. Our employees are also impacted by the local government regulations that impact schools and other public services for lengthy periods of time. Not all of our employees are able to perform their duties or function remotely.

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

Although we do not expect Russia’s invasion of Ukraine to materially impact our global operations, the war may impact our business, and that of our wholly-owned, independently-operated subsidiary Atlant Clinical based in Moscow, Russia. We have employees in Russia that may be adversely affected by the war. The war may make it difficult for these employees to work, travel and may result in disruption to certain programs and timelines as well as future business opportunities. The Russian invasion of Ukraine may also adversely impact the ability of our existing strategic partners to conduct business in the Ukraine and Russia.

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

Our subsidiary, MiNK\, successfully closed an IPO in October 2021. We have made substantial investments in MiNK. There is no guarantee that it will be able to continue to attract funding from other sources, and, even if the business receives such funding, there is no guarantee that it will be successful.

MiNK closed an IPO in October 2021. We own 26,332,958 shares, representing approximately 78% of MiNK’s common stock. There is no guarantee that MiNK will be able to attract external funding in the future. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK will be successful in advancing one or more product candidates through clinical development.

We have previously disclosed our interest in potentially issuing a dividend to Agenus’ stockholders in the form of stock of MiNK or otherwise distributing MiNK shares to Agenus stockholders. There is no guarantee that any such dividend or distribution will be tax-free or that it will be issued at all, or the timing thereof. If we issue a dividend or distibution in the form of stock, there could be adverse tax consequences for certain of our stockholders.

Risks Related to our Common Stock

The trading volume and public trading price of our common stock has been volatile.

During the period from our initial public offering on February 4, 2000 to December 31, 2022, and the twelve-months ended December 31, 2022, the closing price of our common stock has fluctuated between $1.30 (or $0.22 pre-reverse stock split) and $315.78 (or $52.63 pre-reverse stock split) per share and $1.30 and $3.47 per share, respectively. The average daily trading volume for the twelve-months ended December 31, 2022 was approximately 4,538,552 shares. The market in general, and biotechnology companies in particular, may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2022, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 15, 2023, we had 332,513,275, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 70,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 1,167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 775,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 200,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of December 31, 2022, an aggregate of approximately 152,251,882 of these shares remained available for sale. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2022, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $2.87 were outstanding.

As of December 31, 2022, options to purchase 35,984,967 shares of our common stock with a weighted average exercise price per share of $3.51 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2022, we had 21,575,514 vested options and 355,802 non-vested shares outstanding.

As of December 31, 2022, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our main research and development, manufacturing and corporate offices in Lexington, Massachusetts occupying approximately 82,000 square feet. This lease agreement terminates in August 2033.

We own a manufacturing facility of approximately 24,000 square feet in Berkeley, California that is used in the production and manufacture of antibody product candidates.

In November 2020, we entered into a long-term lease in Emeryville, CA for cGMP commercial manufacturing space. Construction of this end-to-end 83,000sqft. GMP clinical and commercial biologics manufacturing facility (from cell line development through Drug Product fill & finish, packaging and labeling) is being commissioned for GMP manufacturing. This lease terminates in December 2036 with the option to renew for two additional ten-year terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.” As of March 1, 2023, there were 488 holders of record and 46,007 beneficial holders of our common stock.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2017 to December 31, 2022, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2017. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Agenus Inc.	100.00	73.01	124.85	97.55	98.77	73.62
Nasdaq Stock Market (U.S. Companies) Index	100.00	96.12	129.97	186.69	226.63	151.61
Nasdaq Biotechnology Index	100.00	90.68	112.81	141.78	140.88	125.52

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage immuno-oncology (“I-O”) company advancing an extensive pipeline of immune modulatory antibodies, adoptive cell therapies (through our subsidiary MiNK Therapeutics, Inc. (“MiNK”)) and vaccine adjuvants (through our subsidiary SaponiQx, Inc. (“SaponiQx”)), to fight cancer and infections. Our business is designed to drive success in I-O through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice (“cGMP”) clinical manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•
our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future antibody candidates;
•
our antibody candidate programs, such as our lead candidate botensilimab (AGEN1181);
•
our saponin-based vaccine adjuvant platform under our subsidiary SaponiQx, principally including our QS-21 STIMULON adjuvant (“QS-21 STIMULON”); and
•
our subsidiary, MiNK, which has a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases.

We assess development, commercialization and partnering strategies for each of our product candidates periodically based on several factors, including pre-clinical and clinical trial results, competitive positioning and funding requirements and resources. Our lead program, botensilimab (AGEN1181), is advancing in multiple clinical programs which we have designed to support regulatory pathways for accelerated development with botensilimab as a monotherapy and in combination with balstilimab. We initiated worldwide trials for botensilimab in microsatellite stable colorectal cancer, melanoma and pancreatic cancer in 2022.

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

We have formed collaborations with companies such as Bristol-Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”) and Merck Sharpe & Dohme (“Merck”). Through these alliances, as well as our own internal programs, we currently have more than a dozen antibody programs in pre-clinical or clinical development.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $450.0 million in potential milestone payments plus royalties on any future sales. In October 2022, Incyte notified us of their intent to terminate the OX40 program, effective October 2023. On termination the rights to the OX40 program revert back to us. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2022, we remain eligible to receive up to $405.0 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

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

In September 2021, we announced the launch of SaponiQx to spearhead innovation in novel adjuvant discovery and vaccine design, including in relation to our saponin-based adjuvants. We also announced our partnership with Ginkgo Bioworks, Inc. to develop SaponiQx’s novel saponin products from sustainably sourced raw materials, with a goal to meet the current demands placed on the vaccine industry for pandemic vaccines. Our QS-21 STIMULON adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s approved shingles vaccine, Shingrix, which was approved in the United States by the FDA in October 2017. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 STIMULON adjuvant. We do not incur clinical development costs for products partnered with GSK. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). We received the First HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion. The Second HCR Milestone was received in 2022 after GSK’s net sales of Shingrix for the twelve months ended June 30, 2022 exceeded $2.75 billion.

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

MiNK is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening immune-mediated diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK has commenced and enrolled a Phase 1 clinical trial for the treatment of solid tumors as a monotherapy and in combination with commercially approved checkpoint inhibitors (KEYTRUDA® and OPDIVO®). MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”) and published top-line data from this Phase 1 clinical trial in the fourth quarter of 2021, reporting a 77% survival rate in older, mechanically ventilated patients with COVID-19 respiratory failure. In October 2021, MiNK completed an initial public offering of 3,333,334 shares of its common stock, trading on the Nasdaq Capital Market under the ticker symbol “INKT”, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, were approximately $40.0 million. Subsequently, the underwriters in the initial public offering exercised their option to acquire an additional 500,000 shares at the public offering price and such shares were delivered on November 3, 2021. MiNK has exclusively licensed the INKT technology from Agenus and retains the rights to develop and expand a proprietary pipeline of engineered CAR-INKTs, TCRs, and INKT bispecific engagers.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our research and development expenses for the years ended December 31, 2022, 2021, and 2020, were $186.7 million, $178.6 million, and $142.6 million, respectively. We have incurred significant losses since our inception. As of December 31, 2022, we had an accumulated deficit of $1.71 billion. We are likely to continue to incur losses until we become a commercial company generating profits.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our year end cash resources of $193.4 million as of December 31, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Management continues to monitor the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve and extend liquidity. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We are prepared to discontinue funding of any activities that do not impact our core priorities if they do not prove to be feasible, and to restrict capital expenditures and/or reduce the scale of our operations. We expect our potential sources of funding to include: (1) collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, (2) milestone payments from our existing partnerships, (3) consummating additional third-party agreements, (4) selling assets, (5) securing project financing and/or (6) selling equity securities.

Historical Results of Operations

The comparison of 2021 to 2020 results has been omitted from this Form 10-K but can be found in our Form 10-K for the year ended December 31, 2021 – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on March 1, 2022.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Research and development revenue

We recognized research and development (“R&D”) revenue of approximately $17.0 million and $244.4 million during the years ended December 31, 2022 and 2021, respectively. R&D revenues for the year ended December 31, 2022, primarily consisted of a $5.0 million milestone and $9.5 million related to the recognition of deferred revenue, both earned under our Gilead Collaboration Agreements. R&D revenues for the year ended December 31, 2021, primarily consisted of $220.0 million related to a non-refundable upfront license fee and milestone earned under our BMS License Agreement and $22.4 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant to HCR. As described in Note 19 to our Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we will record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $0.9 million, to approximately $45.3 million for the year ended

December 31, 2022, from $44.4 million for the year ended December 31, 2021, due to increased net sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant.

Royalty sales milestone revenue

We recognized royalty sales milestone revenue of approximately $25.3 million for the year ended December 31, 2022, related to the achievement of the final milestone under our Royalty Purchase Agreement with HCR. This $25.3 million milestone was achieved when sales of GSK’s vaccines containing our QS-21 STIMULON exceeded $2.75 billion for the 12 months ended June 30, 2022.

Research and development expense

R&D expense include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. R&D expense increased 5% to $186.7 million for the year ended December 31, 2022 from $178.6 million for the year ended December 31, 2021. Increased expenses in the year ended December 31, 2022 primarily relate to a $5.4 million increase in personnel related expenses, primarily due to increased headcount and increased share based compensation expense, a $13.8 million increase in expenses attributable to the activities of our subsidiaries and a $0.8 million increase in other research and development expenses. These increases were partially offset by a $11.9 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 6% to $81.0 million for the year ended December 31, 2022 from $76.4 million for the year ended December 31, 2021. Increased general and administrative expense expenses in the year ended December 31, 2022 primarily relate to a $8.4 million increase in expenses attributable to the activities of our subsidiaries and a $2.7 million increase in other general and administrative expenses. These increases were partially offset by a $4.1 million decrease in professional fees, primarily due to reduced commercial readiness activities, and a $2.3 million decrease in personnel related expenses, primarily due to decreased share-based compensation expense.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our contingent purchase price consideration during the year ended December 31, 2022, which mainly resulted from changes in our share price and changes in the credit spread since each reporting period end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our share price.

Non-operating income (expense)

Non-operating income increased $7.5 million for the year ended December 31, 2022, from income of $5.1 million for the year ended December 31, 2021, to income of $12.6 million for the year ended December 31, 2022, primarily due to the recognition of a $16.3 million gain on the sale of property, plant and equipment and a $2.8 million gain on the partial forgiveness of a liability, partially offset by a $6.1 million loss on the impairment of lease ROU assets in 2022, compared to the recognition of a $3.4 million gain on the sale of property, plant and equipment and foreign currency exchange gains in 2021.

Interest expense, net

Interest expense, net decreased to $61.9 million for the year ended December 31, 2022 from $65.7 million for the year ended December 31, 2021, mainly due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and increased interest income earned on our cash equivalents and short-term investments.

Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Research and Development Programs

For the year ended December 31, 2022, our R&D programs consisted largely of our CPM antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2022	2021	2020	Prior to 2020	Total
Antibody programs*	Various	$133,108	$141,266	$118,200	$479,699	$872,273
Vaccine adjuvant	QS-21 Stimulon	10,789	5,912	304	15,181	32,186
Cell therapies	Various	24,300	15,507	11,022	34,600	85,429
Other research and development programs	Various	18,494	15,923	13,091	448,077	495,585
Total research and development expenses		$186,691	$178,608	$142,617	$977,557	1,485,473

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

Product Development Portfolio

Antibody Discovery Platforms and Immunotherapy Programs

Immunotherapies regulate the body’s immune response to cancer, and have achieved positive outcomes in a number of cancers that were considered untreatable only a few years ago. Our pipeline includes several classes of immunotherapies:

1.
checkpoint inhibitors, which remove the tumor’s defenses that evade and suppress the immune system;
2.
immune activators, which train and activate a patient’s own immune cells for a potent and durable anti-cancer response; and
3.
tumor microenvironment ("TME") conditioning agents, which reduce local immune-suppression and attract immune cells to the cancer site.

We possess a suite of antibody discovery platforms that are designed to drive the discovery of future antibody candidates. We are planning to employ a variety of techniques to identify and optimize monospecific and multispecific antibody candidates, internally.

We and our partners currently have more than fifteen antibody programs in pre-clinical or clinical development, which include our next generation anti-CTLA-4 antibody, botensilimab, an IgG1 anti-CTLA-4 antagonist, our anti-PD-1, balstilimab, and anti-CTLA-4, zalifrelimab, programs (both partnered with Betta in Greater China), our anti-CD137 (AGEN2373), which Gilead has an exclusive option to license exclusively, an anti-TIGIT bispecific antibody, AGEN1777, exclusively licensed to BMS, AGEN1571, an ILT2 monospecific antibody, and the following antibody programs all partnered with Incyte: anti-GITR (INCAGN1876), anti-LAG3 (INCAGN2385) and anti-TIM3 (INCAGN2390). For additional information regarding our antibody discovery platforms and immunotherapy programs, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.71 billion as of December 31, 2022. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through December 31, 2022, we have raised aggregate net proceeds of approximately $1.74 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 200 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 45.1 million and 26.3 million shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2022 and the period of January 1, 2023 through March 10, 2023, respectively, and received aggregate net proceeds totaling $147.8 million. As of March 10, 2023, approximately 66.7 million shares remained available for sale under the Sales Agreement.

Historically we have funded our operations largely from 1) cash received from partners and royalty financing transactions and 2) equity offerings. We transact at-the-market sales from time to time in order to manage our cash balances to make sure cash balances do not drop below a certain level based on our anticipated uses of cash. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

As of December 31, 2022, we had debt outstanding of $13.6 million in principal. In November 2022, we amended all of the outstanding 2015 Subordinated Notes, extending the due date by two years to February 2025.

Our cash, cash equivalents and short-term investments at December 31, 2022 were $193.4 million, a decrease of $113.6 million from December 31, 2021. Cash and cash equivalents of our subsidiary, MiNK, at September 30, 2022, were $24.2 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

During the past five years, we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our year end cash resources of $193.4 million as of December 31, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when the financial statements included in this Annual Report on Form 10-K were issued.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various cancellable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $566.6 million over the term of the related activities. Through December 31, 2022, we have expensed $457.8 million as research and development expenses and $439.1 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market. For example, our collaboration with Incyte for the development, manufacture and commercialization of checkpoint antibodies against certain targets is managed by a joint steering committee, which is controlled by Incyte.

Net cash (used in) provided by operating activities for the years ended December 31, 2022 and 2021 was ($175.4) million and $10.1 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our material cash requirements from known contractual and other obligations as of December 31, 2022 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$15,853	$1,671	$14,182	$—	$—
Operating leases (2)	129,280	10,130	19,858	19,952	79,340
Finance leases (3)	27,721	11,004	16,717	—	—
Total	$172,854	$22,805	$50,757	$19,952	$79,340

(1)
Includes fixed interest payments. See Note 18 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our debt.
(2)
The leases for our properties expire at various times between 2023 and 2036.
(3)
The amounts include payments for a lease that was signed but had not yet commenced as of December 31, 2022. See Note 17 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our leases.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for our judgment in its application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as a critical accounting policy.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiary and are denominated in local currency. Less than 0.1% of our cash used in operations for the both the years ended December 31, 2022 and 2021, was from a foreign subsidiary. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. We are also exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound, Euro, and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, AgenTus Therapeutics SA, a company formerly with operations in Belgium, and Agenus Switzerland a company formerly with operations in Switzerland. During the year ended December 31, 2022, there has been no material change with respect to our approach toward those exposures.

We had cash, cash equivalents and short-term investments at December 31, 2022 of $193.4 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at December 31, 2022, however, we are subject to investment risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Going concern analysis

As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses since its inception. As of December 31, 2022, the Company had an accumulated deficit of $1.71 billion. The Company finances its operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Management has concluded that, based on its current plans and projections, the Company will be able to satisfy its liquidity requirements for more than one year from when these financial statements were issued. The Company continuously evaluates the likelihood of success of its programs. As such, its decisions to continue to fund or eliminate funding of each of its programs are predicated on these determinations, on an ongoing basis. The Company is prepared to discontinue funding of any activities that do not impact core priorities if they do not prove to be feasible, among other actions.

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

Boston, Massachusetts

March 16, 2023

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$178,674	$291,931
Short-term investments	14,684	14,992
Accounts Receivable	2,741	1,518
Prepaid expenses	13,829	20,362
Other current assets	3,194	3,171
Total current assets	213,122	331,974
Property, plant and equipment, net of accumulated amortization and depreciation of $54,075 and $50,539 at December 31, 2022 and 2021, respectively	133,017	60,029
Operating lease right-of-use assets	31,269	31,054
Goodwill	25,467	24,876
Acquired intangible assets, net of accumulated amortization of $16,148 and $13,955 at December 31, 2022 and 2021, respectively	6,228	8,488
Other long-term assets	4,453	9,537
Total assets	$413,556	$465,958
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion, long-term debt	$575	$728
Current portion, liability related to sale of future royalties and milestones	83,510	62,040
Current portion, deferred revenue	12,269	12,425
Current portion, operating lease liabilities	1,943	2,627
Accounts payable	40,939	30,486
Accrued liabilities	38,259	42,091
Other current liabilities	11,457	6,546
Total current liabilities	188,952	156,943
Long-term debt, net of current portion	12,584	12,823
Liability related to sale of future royalties and milestones, net of current portion	187,753	191,708
Deferred revenue, net of current portion	1,143	11,200
Operating lease liabilities, net of current portion	63,326	42,109
Contingent purchase price consideration	874	1,689
Other long-term liabilities	13,826	1,577
Commitments and contingencies (Note 21)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2022 and 2021; liquidation value of $33,673 and $33,460 at December 31, 2022, and 2021, respectively	0	0
Common stock, par value $0.01 per share; 800,000,000 and 400,000,000 shares authorized at December 31, 2022 and 2021, respectively; 305,573,397 shares and 256,897,910 shares issued at December 31, 2022 and 2021, respectively	3,056	2,569
Additional paid-in capital	1,644,658	1,520,212
Accumulated other comprehensive income	915	1,492
Accumulated deficit	(1,709,907)	(1,489,833)
Total stockholders’ equity (deficit) attributable to Agenus Inc.	(61,278)	34,440
Non-controlling interest	6,376	13,469
Total stockholders’ equity (deficit)	(54,902)	47,909
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$413,556	$465,958

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands, except per share amounts)

	2022	2021	2020
Revenue:
Research and development	$16,975	$244,422	$35,915
Service revenue	10,514	6,704	4,619
Royalty sales milestone	25,250	—	—
Other revenue	—	184	91
Non-cash revenue related to the sale of future royalties and milestones	45,285	44,355	47,545
Total revenues	98,024	295,665	88,170
Operating expenses:
Cost of service revenue	(10,568)	(3,470)	(2,349)
Research and development	(186,691)	(178,608)	(142,617)
General and administrative	(81,007)	(76,359)	(59,218)
Contingent purchase price consideration fair value adjustment	815	(11,481)	(1,221)
Operating income (loss)	(179,427)	25,747	(117,235)
Other income (expense):
Gain on extinguishment of debt	—	6,197	—
Loss on modification of debt	(1,937)	—	(2,720)
Non-operating income (expense)	12,571	5,051	(1,858)
Interest expense, net	(61,863)	(65,719)	(61,078)
Net loss	(230,656)	(28,724)	(182,891)
Dividends on Series A-1 convertible preferred stock	(212)	(211)	(209)
Less: net loss attributable to non-controlling interest	(10,582)	(4,798)	(1,977)
Net loss attributable to Agenus Inc. common stockholders	$(220,286)	$(24,137)	$(181,123)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.78)	$(0.11)	$(1.05)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	281,743	228,919	172,504
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(577)	$(1,280)	$4,096
Other comprehensive income (loss)	(577)	(1,280)	4,096
Comprehensive loss	$(220,863)	$(25,417)	$(177,027)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2019	12	$26,917	32	$0	137,819	$1,378	$1,059,583	—	$—	$(1,324)	$(5,981)	$(1,284,993)	$(231,337)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,977)	(180,914)	(182,891)
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,096	—	—	4,096
Share-based compensation	—	—	—	—	—	—	10,121	—	—	—	—	—	10,121
Vesting of nonvested shares	—	—	—	—	166	2	(2)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	50,947	509	155,912	—	—	—	—	—	156,421
Shares sold under stock purchase agreement	—	—	—	—	4,963	50	19,950	—	—	—	—	—	20,000
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	2,242	—	—	—	132	—	2,374
Issuance of shares for business acquisition	—	—	—	—	405	4	896	—	—	—	—	—	900
Amendment of 2015 warrants and issuance of 2020 warrants	—	—	—	—	—	—	3,145	—	—	—	—	—	3,145
Payment of CEO payroll in shares	—	—	—	—	86	1	295	—	—	—	—	—	296
Issuance of shares for services	—	—	—	—	208	2	906	—	—	—	—	—	908
Exercise of stock options and employee share purchases	—	—	—	—	1,499	15	4,454	—	—	—	—	—	4,469
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	$(211,498)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(4,798)	$(23,926)	$(28,724)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,280)	—	—	(1,280)
Share-based compensation	—	—	—	—	—	—	17,514	—	—	—	1,620	—	19,134
Vesting of nonvested shares	—	—	—	—	246	2	(2)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	44,234	442	197,206	—	—	—	—	—	197,648
Conversion of series C-1 convertible preferred stock	(12)	(26,917)	—	—	12,459	125	26,792	—	—	—	—	—	26,917
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	6,757	—	—	—	3,243	—	10,000
Sale of subsidiary shares in an initial public offering	—	—	—	—	—	—	1,767	—	—	—	21,230	—	22,997
Issuance of warrants	—	—	—	—	—	—	70	—	—	—	—	—	70
Payment of CEO payroll in shares	—	—	—	—	46	1	170	—	—	—	—	—	171
Issuance of shares for services	—	—	—	—	47	1	215	—	—	—	—	—	216
Exercise of stock options and employee share purchases	—	—	—	—	2,744	27	9,105	—	—	—	—	—	9,132
Issuance of shares for employee bonuses	—	—	—	—	1,580	16	3,116	(550)	(1,654)	—	—	—	1,478
Retirement of treasury shares	—	—	—	—	(550)	(6)	-	550	1,654	—	—	—	1,648
Balance at December 31, 2021	—	$—	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(10,582)	$(220,074)	$(230,656)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(577)	—	—	(577)
Share-based compensation	—	—	—	—	—	—	15,200	—	—	—	3,195	—	18,395
Vesting of nonvested shares	—	—	—	—	230	2	(2)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	45,142	451	98,760	—	—	—	—	—	99,211
Issuance of warrants	—	—	—	—	—	—	2,332	—	—	—	—	—	2,332
Issuance of shares for services	—	—	—	—	45	1	137	—	—	—	—	—	138
Issuance of director deferred shares	—	—	—	—	5	—	19	—	—	—	—	—	19
Exercise of stock options and employee share purchases	—	—	—	—	430	4	894	—	—	—	—	—	898
Issuance of shares for milestone achievement	—	—	—	—	180	2	498	—	—	—	—	—	500
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	—	—	294	—	294
Issuance of shares for employee bonuses	—	—	—	—	4,090	41	6,608	(1,447)	(3,632)	—	—	—	3,017
Retirement of treasury shares	—	—	—	—	(1,447)	(14)	—	1,447	3,632	—	—	—	3,618
Balance at December 31, 2022	—	$—	32	$0	305,574	$3,056	$1,644,658	—	$—	$915	$6,376	$(1,709,907)	$(54,902)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands, except per share amounts)

	2022	2021	2020
Cash flows from operating activities:
Net loss	$(230,656)	$(28,724)	$(182,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,946	6,788	7,179
Share-based compensation	18,337	19,577	10,417
Non-cash royalty and milestone revenue	(45,285)	(44,355)	(47,545)
Non-cash interest expense	62,955	64,619	60,029
Donation of assets	—	—	622
(Gain) loss on sale or disposal of assets	(16,196)	(3,301)	198
Loss on impairment of assets	6,111	—	—
Gain on partial forgiveness of liability	(2,791)	—	—
Loss on modification of debt	1,937	—	2,720
Gain on extinguishment of debt	—	(6,197)	—
Change in fair value of contingent obligations	(815)	11,481	1,221
Changes in operating assets and liabilities:
Accounts receivable	122	(394)	16,187
Prepaid expenses	11,865	(5,129)	(187)
Accounts payable	6,494	10,824	2,767
Deferred revenue	(10,368)	(21,832)	(11,464)
Accrued liabilities and other current liabilities	2,034	(1,062)	3,826
Other operating assets and liabilities	13,937	7,850	(2,175)
Net cash provided by (used in) operating activities	(175,373)	10,145	(139,096)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	21,998	5,656	—
Purchases of property, plant and equipment	(53,062)	(33,814)	(3,466)
Purchases of available-for-sale securities	(24,629)	(14,992)	—
Proceeds from sale of available-for-sale securities	25,000	—	—
Cash paid for business acquisition, net	(2,917)	—	(975)
Net cash used in investing activities	(33,610)	(43,150)	(4,441)
Cash flows from financing activities:
Net proceeds from sale of equity	99,211	197,648	176,421
Net proceeds from sale of subsidiary shares in an initial public offering	—	22,997	—
Proceeds from employee stock purchases and option exercises	898	9,132	4,469
Purchase of treasury shares to satisfy tax withholdings	(3,789)	(1,654)	—
Proceeds from issuance of long-term debt	—	—	6,197
Payment of contingent purchase price consideration	—	(1,542)	—
Repayments of debt	—	(462)	(1,462)
Payment of finance lease obligation	(490)	(855)	(1,770)
Net cash provided by financing activities	95,830	225,264	183,855
Effect of exchange rate changes on cash	(104)	(164)	379
Net (decrease) increase in cash, cash equivalents and restricted cash	(113,257)	192,095	40,697
Cash, cash equivalents and restricted cash, beginning of period	294,600	102,505	61,808
Cash, cash equivalents and restricted cash, end of period	$181,343	$294,600	$102,505
Supplemental cash flow information:
Cash paid for interest	$1,143	$1,152	$1,176
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$4,580	$5,363	$289
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	—	26,917	—
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	6,635	3,126	—
Issuance of common stock, $0.01 par value, in connection with payment for services	138	216	908
Issuance of common stock, $0.01 par value, for milestone achievement	500	—	—
Issuance of common stock, $0.01 par value, in connection with business acquisition	—	—	900
Contingent purchase price consideration in connection with business acquisition	—	—	144
Issuance of subsidiary shares for employee bonus	294	—	—
Issuance of subsidiary shares to noncontrolling interest	—	10,000	2,374
Insurance financing agreements	1,377	1,630	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	9,206	1,649	28,184
Lease right-of-use assets obtained in exchange for new finance lease liabilities	25,027	762	2,434

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage company with a pipeline of therapies designed to activate the body’s immune system to fight cancer and infections, including immune-modulatory antibodies, adoptive cell therapies (through our subsidiary MiNK Therapeutics, Inc. (“MiNK”)) and vaccine adjuvants (through our subsidiary SaponiQx, Inc. (“SaponiQx”)). Our business is designed to drive success in Immuno-oncology (“I-O”) through speed, innovation and effective combination therapies. We believe that combination therapies and a deep understanding of each patient’s cancer will drive substantial expansion of the patient population benefiting from current and potential new I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and current good manufacturing practice (“cGMP”) clinical manufacturing. We believe that these fully integrated capabilities enable us to produce novel candidates on timelines that are shorter than the industry standard. Leveraging our science and capabilities, we have forged important partnerships to advance our innovation.

We are developing a comprehensive I-O portfolio driven by the following platforms and programs, which we intend to utilize individually and in combination:

•
our multiple antibody discovery platforms, including our proprietary display technologies, designed to drive the discovery of future antibody candidates;
•
our antibody candidate programs, including our lead asset, botensilimab, an Fc-enhanced CTLA-4, for which data was presented at the 2022 ESMO World Congress on Gastrointestinal Cancer demonstrating in combination with balstilimab (PD-1) significant activity in “cold tumors,” such as microsatellite stable colorectal cancer ("MSS CRC"), and for which we initiated worldwide studies in 2022 in MSS CRC, in combination with balstilimab, melanoma and pancreatic cancer;
•
our saponin-based vaccine adjuvant platform under our subsidiary SaponiQx, principally including our QS-21 STIMULON adjuvant (“QS-21 STIMULON”); and
•
a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases controlled by our subsidiary, MiNK.

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

Our cash, cash equivalents and short-term investments at December 31, 2022 were $193.4 million, a decrease of $113.6 million from December 31, 2021. Cash and cash equivalents of our subsidiary, MiNK, at September 30, 2022, were $24.2 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

We have incurred significant losses since our inception. As of December 31, 2022, we had an accumulated deficit of $1.71 billion.

Historically we have successfully financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and issuance of equity. Based on our current plans and projections, we believe our year end cash resources of $193.4 million at December 31, 2022, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

Research and development program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions, and our review of the status of each program. Our product candidates are in various stages of development and significant additional expenditures will be required if we start new trials, encounter delays in our programs, apply for regulatory approvals, continue development of our technologies, expand our operations, and/or bring our product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because many of our antibody programs are early stage, and because any further development is dependent on clinical trial results, among other factors, we are unable to reliably estimate the cost of completing our research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence. We will continue to adjust our spending as needed in order to preserve liquidity.

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

(b) Segment Information

We are managed and currently operate as five segments. However, we have concluded that our operating segments meet the criteria required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we do not have separately reportable segments as defined by ASC 280.

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

(f) Accounts Receivable

Accounts receivable are amounts due from our collaboration partners and customers as a result of research and development and other services provided, as well as the shipment of clinical product. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2022 and 2021, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(g) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $4.7 million, $4.6 million, and $5.1 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Construction in progress represents direct and indirect construction costs for leasehold improvements and costs of acquisition and installation of equipment. Amounts classified as construction in progress are transferred to their respective property and equipment account when the activities necessary to prepare the assets for their intended use are completed and the assets are placed in service. Depreciation is not recorded for assets classified as construction in progress.

(h) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $13.6 million and $13.8 million at December 31, 2022 and 2021, respectively.

(i) Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

For the years ended December 31, 2022, 2021 and 2020, 72%, 74% and 16%, respectively, of our revenue was earned from one collaboration partner.

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

(j) Foreign Currency Transactions

Gains and losses from our foreign currency-based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). We recorded a foreign currency loss of $0.4 million for the year ended December 31, 2022, a foreign currency gain of $1.0 million for the year ended December 31, 2021, and a foreign currency loss of $3.1 million for the year ended December 31, 2020.

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

(l) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value. Compensation cost for awards with time-base vesting is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur. See Note 13 for a further discussion on share-based compensation.

(m) Income Taxes

Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such items are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. Deferred tax assets which are not more likely than not to be realized are subject to valuation allowance.

(n) Net Loss Per Share

Basic income and loss per common share are calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2022, 2021, and 2020, as they would be anti-dilutive:

	Year Ended
	2022	2021	2020
Warrants	1,980	1,980	1,950
Stock options	35,985	32,764	28,916
Nonvested shares	356	1,018	887
Series A-1 convertible preferred stock	333	333	333
Series C-1 convertible preferred stock	—	—	12,459

(o) Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Annually we assess whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. We perform our annual impairment test as of October 31 of each year. The first step of our impairment analysis compares the fair value of our reporting units to their net book value to determine if there is an indicator of impairment. We operate as five reporting units. ASC 350, Intangibles, Goodwill and Other states that if the carrying value of a reporting unit is negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. No goodwill impairment has been recognized for the periods presented.

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

(q) Leases

We account for leases in accordance with ASC 842, Leases ("ASC 842").

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

We accounted for the sublease of space in our main Lexington, Massachusetts facility from the perspective of a lessor. Our sublease was classified as an operating lease. We recorded sublease income as a reduction of operating expense.

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

No other new accounting pronouncement issued or effective during the year ended December 31, 2022 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

(4) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2022 (in thousands):

Balance, December 31, 2021	$24,876
Addition of goodwill related to business acquisition	831
Effect of foreign currency	(240)
Balance, December 31, 2022	$25,467

Acquired intangible assets consisted of the following at December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,790	$(13,782)	$3,008
Trademarks	4-4.5 years	1,272	(1,139)	133
Other	2-7 years	2,278	(1,227)	1,051
In-process research and development	Indefinite	2,036	—	2,036
Total		$22,376	$(16,148)	$6,228

	As of December 31, 2021
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,850	$(11,927)	$4,923
Trademarks	4.5 years	1,277	(1,047)	230
Other	2-7 years	2,255	(981)	1,274
In-process research and development	Indefinite	2,061	—	2,061
Total		$22,443	$(13,955)	$8,488

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $2.2 million, $2.1 million and $2.4 million, respectively. Amortization expense related to acquired intangibles is estimated at $1.7 million for 2023, $0.6 million for each of 2024, 2025 and 2026 and $0.4 million for 2027.

IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

(5) Investments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$149,856	$149,856	$219,903	$219,903
U.S. Treasury Bills	29,522	29,522	34,989	34,989
Total	$179,378	$179,378	$254,892	$254,892

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the years ended December 31, 2022, 2021 and 2020.

Of the investments listed above, $164.7 million and $239.9 million were classified as cash equivalents and $14.7 million and $15.0 million as short-term investments on our consolidated balance sheets as of December 31, 2022 and 2021.

(6) Restricted Cash

As of both December 31, 2022 and 2021, we maintained non-current restricted cash of $2.7 million and as of December 31, 2020 we maintained restricted cash of $2.6 million. These amounts are included within “Other long-term assets” in our consolidated balance sheets and are comprised of deposits under letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that agrees to the total of the aforementioned amounts shown in our consolidated statements of cash flows as of December 31, 2022, 2021 and 2020, respectively (in thousands):

	2022	2021	2020
Cash and cash equivalents	$178,674	$291,931	$99,871
Restricted cash	2,669	2,669	2,634
Cash, cash equivalents and restricted cash	$181,343	$294,600	$102,505

(7) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021	Estimated Depreciable Lives
Land	$12,286	$17,969	Indefinite
Building and building improvements	5,654	5,630	35 years
Furniture, Fixtures, and other	5,872	4,874	3 to 10 years
Laboratory, manufacturing and transportation equipment	58,914	27,095	4 to 15 years
Leasehold improvements	28,758	28,659	2 to 12 years
Software and computer equipment	9,144	9,504	3 years
Construction in progress	66,464	16,837
	187,092	110,568
Less accumulated depreciation and amortization	(54,075)	(50,539)
Total	$133,017	$60,029

During the years ended December 31, 2022 and 2021, we sold land with a recorded value of $5.7 and $2.3 million, respectively, and recorded gains on the sales of $16.3 million and $3.4 million, respectively, in "other income" in our consolidated statements of operations and comprehensive loss.

(8) Income Taxes

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2019 through 2022. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2018 and prior. However, net operating losses from the tax year 2018 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2022, we had available net operating loss carryforwards of $690.1 million and $263.6 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, $140.8 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire between 2023 and 2042. Our ability to use these net operating losses may be limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $8.4 million and $1.9 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2023 and 2034 and 2023 and 2030, respectively. Additionally, we have $136,000 of state investment tax credits, available to offset future taxable income that expire between 2023 and 2026. We also have foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $14.3 million in the United Kingdom, $9.0 million in Belgium, $715,000 in Ireland, and $289,000 in Hong Kong, $3.3 million in Germany and $1.6 million in Russia. The potential impacts of these provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $41.5 million as of December 31, 2022.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below (in thousands).

	2022	2021
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$175,058	$171,848
Foreign net operating loss carryforwards	7,203	6,608
Research and development tax credits	9,979	10,577
Share-based compensation	6,163	5,383
Intangible Assets	31,070	33,511
Interest expense carryforward	16,140	11,319
Deferred Revenue	51,959	51,256
Lease Liability	19,429	9,945
Capitalized research expenditures	41,513	—
Other	6,301	5,285
Total deferred tax assets	364,815	305,732
Less: valuation allowance	(347,869)	(297,831)
Net deferred tax assets	16,946	7,901
Foreign intangible assets	(854)	(940)
Right of use asset	(7,490)	(6,946)
Depreciable assets	(8,479)	—
Other	(1,034)	(1,017)
Deferred tax liabilities	(17,857)	(8,903)
Net deferred tax liability	$(911)	$(1,002)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $50.0 million during the year ended December 31, 2022 and decreased by $5.9 million during the year ended December 31, 2021.

Income tax expense was nil for the years ended December 31, 2022, 2021 and 2020. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands).

	2022	2021	2020
Computed “expected” Federal tax benefit	$(48,438)	$(5,976)	$(38,706)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	50,039	(5,916)	41,519
(Decrease) increase due to uncertain tax positions	—	1,674	(764)
Foreign income inclusion	—	—	3,570
Loan forgiveness	1,206	(1,301)	—
State and local income benefit, net of Federal income tax benefit	(12,533)	9,242	(4,675)
Equity based compensation	3,000	2,290	1,883
Foreign rate differential	(267)	(277)	629
Change in fair value contingent consideration	(171)	2,343	287
Expiration of tax attributes	10,428	571	—
Other, net	(3,264)	(2,650)	(3,743)
Income tax benefit	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2022	2021	2020
Balance, January 1	$3,148	$3,614	$4,292
Increase (decrease) related to current year positions	3	(484)	88
Increase (decrease) related to previously recognized positions	140	18	(766)
Balance, December 31	$3,291	$3,148	$3,614

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(9) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Payroll	$15,872	$14,206
Professional fees	6,946	6,433
Contract manufacturing costs	1,848	5,824
Research services	7,074	8,550
Other	6,519	7,078
Total	$38,259	$42,091

(10) Equity

Effective August 5, 2022, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 400,000,000 to 800,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $2.1 million or $64.92 per share, and $1.8 million or $58.21 per share, at December 31, 2022 and 2021, respectively.

On July 22, 2020, we filed an Automatic Shelf Registration Statement on Form S-3ASR (file no. 333-240006) (the “Registration Statement”). The Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus covering the offering, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) entered into with B. Riley on July 22, 2020. On March 1, 2022, we filed a prospectus supplement in connection with the potential offer and sale of up to an additional 100 million shares of common stock pursuant to the Sales Agreement. Pursuant to the Sales Agreement, sales will be made only upon instructions by us to B. Riley.

During the year ended December 31, 2022, we received net proceeds of approximately $99.2 million from the sale of approximately 45.1 million shares of our common stock at an average price per share of approximately $2.27, in at-the-market offerings under the Sales Agreement.

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

During the year ended December 31, 2021, holders of shares of Series C-1 Preferred Stock converted such shares into 12.5 million shares of our common stock. As of December 31, 2021 and 2022, no shares of Series C-1 Convertible Preferred Stock remained outstanding.

(12) Non-controlling Interest

Non-controlling interest recorded in our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	2022	2021	2020
MiNK Therapeutics, Inc.	22%	21%	19%
SaponiQx, Inc.	30%	27%	6%

Changes in non-controlling interest for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Beginning balance	$13,469	$(7,826)	$(5,981)

Net loss attributable to non-controlling interest	(10,582)	(4,798)	(1,977)

Other items:
Sale of subsidiary shares in an initial public offering	—	21,230	—
Issuance of subsidiary shares to non-controlling interest	—	3,243	132
Issuance of subsidiary shares for employee bonus	294	—	—
Subsidiary share-based compensation	3,195	1,620	—
Total other items	3,489	26,093	132

Ending balance	$6,376	$13,469	$(7,826)

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

Subsidiary Share-based Compensation

Subsidiary share-based compensation attributed to non-controlling interest represents share-based compensation expense for awards issued by both MiNK Therapeutics and SaponiQx.

(13) Share-based Compensation Plans

On April 10, 2019, our Board of Directors adopted, and on June 19, 2019, our stockholders approved, our 2019 Equity Incentive Plan (the “2019 EIP”). On June 8, 2022 and June 15, 2021, our stockholders approved amendments to the 2019 EIP, increasing the number of shares available for issuance. The 2019 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 70.2 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events).

The Board of Directors appointed the Compensation Committee to administer the 2019 EIP. No awards will be granted under the 2019 EIP after June 19, 2029.

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

Our Directors’ Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. On June 8, 2022, our stockholders approved an amendment to this plan, increasing the number of shares available for issuance. There are 775,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2022, 77,173 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 641,458 units, each representing a share of our common stock at a weighted average common stock price of $4.03, had been credited to participants’ stock accounts as of December 31, 2022. The compensation charges for this plan were immaterial for all periods presented.

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

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2022	2021	2020
Expected volatility	68%	49%	66%
Expected term in years	6	4	6
Risk-free interest rate	1.8%	0.8%	0.8%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	32,764,087	$3.66
Granted	8,037,869	2.93
Exercised	(103,339)	2.22
Forfeited	(3,445,844)	3.27
Expired	(1,267,806)	4.42
Outstanding at December 31, 2022	35,984,967	3.51	6.90	$1,170,051
Vested or expected to vest at December 31, 2022	35,984,967	3.51	6.90	$1,170,051
Exercisable at December 31, 2022	21,575,514	$3.73	5.77	$820,816

The weighted average grant-date fair values of options granted during the years ended December 31, 2022, 2021, and 2020, was $1.75, $2.81, and $2.04, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2022 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020, determined on the dates of exercise, was $70,000, $4.2 million, and $1.2 million, respectively.

During 2022, 2021, and 2020, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated December 24, 2019, December 17, 2020 and December 31, 2020. In December 2019, our Board of Directors approved certain awards. However, the awards were not communicated until February 2020. Accordingly, these awards have a grant date of February 2020 with an exercise price as of the date the Board of Director's approved the awards in December 2019. On December 17, 2020 our Board of Directors approved certain awards. However, the awards were not communicated until March 2021. Accordingly, these awards have a grant date of March 2021 with an exercise price as of the date the Board of Director's approved the awards in December 2020. On December 31, 2020, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an increase in shares available for issuance under our 2019 EIP. This approval was obtained in June 2021. Accordingly, these awards have a grant date of June 2021, with an exercise price as of the date the Board of Director's approved the awards in December 2020.

As of December 31, 2022, there was $29.0 million of unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.1 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2022 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,018,051	$2.39
Granted	4,442,830	2.49
Vested	(4,320,579)	2.58
Forfeited	(784,500)	2.15
Outstanding at December 31, 2022	355,802	$2.50

As of December 31, 2022, there was $1.5 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 1.4 years. The total intrinsic value of shares vested during the years ended December 31, 2022, 2021, and 2020, was $10.9 million, $5.8 million, and $621,000, respectively.

Cash received from option exercises and purchases under our 2019 ESPP for the years ended December 31, 2022, 2021, and 2020, was $0.9 million, $9.1 million, and $4.5 million, respectively.

We issue new shares upon option exercises, purchases under our 2019 ESPP, vesting of non-vested stock and under the Directors’ Deferred Compensation Plan. During the years ended December 31, 2022, 2021, and 2020, 103,339 shares, 2,502,716 shares, and 1,161,757 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2022, 2021, and 2020, 326,203 shares, 241,507 shares, and 236,855 shares, were issued under the 2019 ESPP, respectively. During the years ended December 31, 2022, 2021, and 2020, 230,499 shares, 246,481 shares, and 165,632 shares, respectively, were issued as a result of the vesting of non-vested stock. Additionally, during the years ended December 31, 2022 and 2021, 4,090,080 shares and 1,579,651 shares were issued as payment for certain employee bonuses, with 1,446,849 and 550,087 of those shares being withheld to cover taxes, resulting in a net share issuance of 2,643,231 and 1,029,564.

The impact on our results of operations from share-based compensation for the years ended December 31, 2022, 2021, and 2020, was as follows (in thousands).

	Year Ended
	2022	2021	2020
Research and development	$4,847	$4,528	$3,758
General and administrative	13,391	14,606	6,363
Total share-based compensation expense	$18,238	$19,134	$10,121

(14) License, Research, and Other Agreements

On December 5, 2014, Agenus Switzerland, entered into a license agreement with the Ludwig Institute for Cancer Research Ltd., or Ludwig, which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted Agenus Switzerland an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we and Agenus Switzerland entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, Agenus Switzerland made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates Agenus Switzerland to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we and/or Agenus Switzerland will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by Agenus Switzerland or us (as applicable) for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions. Effective December 31, 2022, the license was assigned to Agenus.

We have entered into various cancellable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $566.6 million over the term of the studies. For the years ended December 31, 2022, 2021, and 2020, $66.3 million, $72.8 million, and $64.7 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2022, we have expensed $457.8 million as research and development expenses and $439.1 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

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

In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone. We received this milestone in December 2021 and as of December 31, 2022, remain eligible to receive up to an additional $1.34 billion in aggregate development, regulatory and commercial milestone payments.

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

For the year ended December 31, 2022, no revenue was recognized. For the year ended December 31, 2021, under the BMS License Agreement, we recognized $200.0 million in research and development revenue related to the transfer of the AGEN1777 License and $20.0 million in research and development revenue related to the achievement of a milestone.

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

For the years ended December 31, 2022, 2021 and 2020, we recognized $0.7 million, $0.6 million and $13.9 million, respectively, of research and development revenue related to the Betta License Agreement.

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

For the years ended December 31, 2022, 2021 and 2020, we recognized approximately $0.2 million, $0.3 million and $63,000, respectively, of research and development revenue related to the UroGen License Agreement.

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

If Gilead exercises the AGEN2373 License Option, it would be required to pay an upfront license exercise fee of $50.0 million. Following the exercise of the AGEN2373 License Option, we would be eligible to receive additional development and commercial milestones of up to $520.0 million in the aggregate, as well as tiered royalty payments on aggregate net sales. We will have the right to opt-in to share Gilead’s development and commercialization costs in the United States for the AGEN2373 Option Program in exchange for a profit (loss) share on a 50:50 basis and revised milestone payments. We filed an IND for AGEN2373 in 2019, and it is now in clinical development.

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

Research and Development Revenue

For the year ended December 31, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $9.5 million based on the partial satisfaction of the over time performance obligations as of period end. For the years ended December 31, 2021 and 2020, we recognized $22.4 million and $12.3 million, respectively, of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end. For the year ended December 31, 2021, the amount also includes deferred revenue recognized in connection with the termination of AGEN1223 development.

We expect to recognize deferred research and development revenue of $12.2 million in 2023, related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022.

Incyte Collaboration Agreement

On January 9, 2015 and effective February 19, 2015, we entered into a global license, development and commercialization agreement (the “Collaboration Agreement”) with Incyte pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our antibody discovery platforms. The Collaboration Agreement was initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five-year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years. In November 2015, we and Incyte jointly nominated and agreed to pursue the development and commercialization of three additional checkpoint targets. In February 2017, we amended the Collaboration Agreement by entering into a First Amendment to License, Development and Commercialization Agreement (the “First Amendment”). In October 2019, we further amended the Collaboration Agreement by entering into a Second Amendment to License, Development and Commercialization Agreement (the “Second Amendment”). See “Amendments” section below.

Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we were entitled to receive from Incyte, excluding the $5.0 million milestone that we recognized in the three months ended September 30, 2018. As of December 31, 2022, we remain eligible to receive up to $405.0 million in future potential development, regulatory and commercial milestones across all programs in the collaboration, as well as 67% of all future royalties on worldwide product sales.

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

In October 2022, Incyte notified us of their intent to terminate the OX40 program, effective October 2023. Upon termination, the rights to the OX40 program revert back to us.

Research and Development Revenue

For the years ended December 31, 2022, 2021 and 2020, we recognized approximately $1.6 million, $1.2 million and $0.7 million, respectively, of research and development revenue for research and development services provided.

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

For the years ended December 31, 2022 and 2021, no revenue was recognized. For the year ended December 31, 2020, we recognized $9.0 million in research and development revenue and $1.0 million in non-cash milestone revenue related to the achievement of a milestone.

GSK License and Amended GSK Supply Agreements

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 STIMULON (the “GSK License Agreement” and the “GSK Supply Agreement”, respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 STIMULON. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 STIMULON for a stated period of time. Under these agreements, GSK paid an upfront license fee of $3.0 million and agreed to pay aggregate milestones of $5.0 million. In July 2007, the Amended GSK Supply Agreement was further amended, and we were paid an additional fixed fee of $7.3 million. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of our QS-21 STIMULON (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which such rights expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We were also generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product. We sold these royalty rights to HCR in January 2018 pursuant to the HCR Royalty Purchase Agreement but continue to recognize revenue under the GSK Agreements because the sale to HCR was accounted for as a borrowing arrangement (See Note 19).

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

For the year ended December 31, 2022, we recognized $25.3 million in royalty sales milestone revenue, which was cash-settled based on the terms of the arrangement with HCR, and $45.3 million in non-cash royalty revenue. For the years ended December 31, 2021 and 2020, we recognized $44.4 million and $46.5 million, respectively, in non-cash royalty revenue.

Disaggregation of Revenue

The following table presents revenue (in thousands) for years ended December 31, 2022, 2021 and 2020, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Year ended December 31, 2022
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Royalty sales milestone	25,250	—	25,250
Clinical product revenue	762	—	762
Research and development services	1,676	—	1,676
Other services	—	10,514	10,514
Recognition of deferred research and development revenue	9,537	—	9,537
Non-cash royalties	45,285	—	45,285
	$87,510	$10,514	$98,024

	Year ended December 31, 2021
Revenue Type
License fees and milestones	$220,000	$—	$220,000
Clinical product revenue	587	—	587
Research and development services	1,476	—	1,476
Other services	—	6,704	6,704
Recognition of deferred research and development revenue	22,359	—	22,359
Recognition of deferred grant revenue	184	—	184
Non-cash royalties	44,355	—	44,355
	$288,961	$6,704	$295,665

	Year ended December 31, 2020
Revenue Type
License fees and milestones	$22,857	$—	$22,857
Research and development services	754	—	754
Other services	—	4,619	4,619
Recognition of deferred research and development revenue	12,304	—	12,304
Recognition of deferred grant revenue	91	—	91
Non-cash royalties and milestones	47,545	—	47,545
	$83,551	$4,619	$88,170

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Year ended December 31, 2022	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$23,625	$214	$(10,427)	$13,412

The change in contract liabilities is primarily related to the recognition of $9.5 million of revenue related to the Gilead Collaboration Agreements during the year ended December 31, 2022. Deferred revenue related to the Gilead Collaboration Agreements of $12.2 million as of December 31, 2022, which was comprised of the $142.5 million initial transaction price, less $130.3 million of research and development revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $2.1 million receivable as of December 31, 2022 for research and development and other services provided.

In the year ended December 31, 2022, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

(16) Related Party Transactions

During the years ended December 31, 2022 and 2021, our Audit and Finance Committee approved the performance of research and development manufacturing services totaling $106,000 and $291,000 for Protagenic Therapeutics, Inc ("Protagenic"). We will be reimbursed for these services on an actual time and materials basis. During the year ended December 31, 2022, our Audit and Finance Committee approved a contract between a wholly-owned subsidiary of Agenus and Protagenic for the performance of clinical trial services totaling approximately $1.1 million. For the year ended December 31, 2022, approximately $171,000 of service revenue was recognized related to these services. The remainder of these services are expected to be completed over the next year. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic.

(17) Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, facilities in Berkeley, California, for manufacturing and corporate offices, a facility in Emeryville, California for the development of a cGMP manufacturing facility and a facility in Cambridge, United Kingdom for research and development and corporate offices. We had subleased a small portion of the space in our main Lexington facility for part of the associated head lease. This sublease expired in 2022. These agreements expire at various times between 2023 and 2036, with options to extend certain of the leases.

We also have finance lease agreements for research and manufacturing equipment that expire at various times between 2023 and 2025. The terms of one of our finance lease agreements require us to maintain a specified minimum cash balance.

The components of lease cost recorded in our consolidated statement of operations were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Operating lease cost	$9,351	$8,878	$4,698
Finance lease cost	309	407	375
Variable lease cost	3,108	1,826	1,887
Sublease income	(613)	(595)	(578)
Net lease cost	$12,155	$10,516	$6,382

Variable lease cost for the years ended December 31, 2022, 2021 and 2020, primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the years ended December 31, 2022, 2021 and 2020 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022, 2021 and 2020 was approximately $2.6 million, $2.1 million and $1.6 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the years ended December 31, 2022, 2021 and 2020 was approximately $0.5 million, $0.9 million and $1.8 million, respectively.

The following table presents supplemental balance sheet information related to our leases as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022	As of December 31, 2021
Operating Leases
Operating lease right-of-use assets	$31,269	$31,054
Total operating lease right-of-use assets	31,269	31,054

Current portion, operating lease liabilities	1,943	2,627
Operating lease liabilities, net of current portion	63,326	42,109
Total operating lease liabilities	65,269	44,736

Finance Leases
Property, plant and equipment, net	31,764	2,663
Total finance lease right-of-use assets	31,764	2,663

Other current liabilities	7,952	335
Other long-term liabilities	12,270	318
Total finance lease liabilities	$20,222	$653

During the year ended December 31, 2022, we recognized an operating lease right-of-use asset impairment loss of approximately $6.1 million resulting from the abandonment of two facility leases. This impairment loss is recorded in "other expense" in our consolidated statements of operations and comprehensive loss.

Maturities of our operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Year	Operating Leases	Finance leases	Total future lease commitments
2023	$7,834	$9,875	$17,709
2024	9,810	9,814	19,624
2025	10,048	3,516	13,564
2026	9,830	—	9,830
2027	10,122	—	10,122
Thereafter	79,340	—	79,340
Total	$126,984	$23,205	$150,189
Less imputed interest	(61,715)	(2,983)
Present value of lease liabilities	$65,269	$20,222

In the above table, expected operating lease payments for the year ending December 31, 2023 include $2.3 million in lease incentives expected to be received from the lessor of our Emeryville, CA facility related to the construction of tenant improvements.

Total estimated future lease payments of approximately $4.5 million for a finance lease that had not yet commenced as of December 31, 2022, as we did not control the underlying assets, are not included in these consolidated financial statements. We expect this lease to commence in 2023 with a term of 30 months.

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	December 31, 2022
	Operating	Finance
Weighted average remaining lease term (in years)	12.1	2.5
Weighted average discount rate	11.4%	11.5%

(18) Debt

Debt obligations consisted of the following as of December 31, 2022 and 2021 (in thousands):

Debt instrument	Balance at December 31, 2022
Current Portion:
Debentures	$146
Other	429
Long-term Portion:
2015 Subordinated Notes	12,584
Total	$13,159

Debt instrument	Balance at December 31, 2021
Current Portion:
Debentures	$146
Other	582
Long-term Portion:
2015 Subordinated Notes	12,823
Total	$13,551

As of December 31, 2022, and 2021, the principal amount of our outstanding debt balance was $13.6 million and $13.8 million, respectively.

Subordinated Notes

On February 20, 2015, we, certain existing investors and certain additional investors entered into an Amended and Restated Note Purchase Agreement (the “2015 Subordinated Notes”) in the aggregate principal amount of $14.0 million and issued five year warrants (the “2015 Warrants”) to purchase 1,400,000 shares of our common stock at an exercise price of $5.10 per share.

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

On November 30, 2022, we entered into an Amendment to Notes, Termination of Warrants and Sale of New Warrants (the “2022 Amendment”) pursuant to which we:

•
extended the maturity date of the $13 million 2015 Subordinated Notes by two years from February 20, 2023 to February 20, 2025;
•
terminated the warrants held by such noteholders to purchase 1,300,000 shares of the Company’s common stock previously issued in 2015;
•
terminated the warrants held by such noteholders to purchase 650,000 shares of the Company’s common stock previously issued in 2020; and
•
issued to such noteholders new warrants to purchase 1,300,000 shares of the Company’s common stock that will expire February 20, 2026 and issued new warrants to purchase 650,000 shares of the Company’s common stock that will expire February 20, 2028, all such warrants having an exercise price of $2.84 per share, which represented a 15% premium over the 30-day average trailing closing price of the Company’s common stock for the period ending November 9, 2022, and (the “New Warrants”).

The amended 2015 Subordinated Notes are not convertible into shares of our common stock and are set to mature on February 23, 2025, at which point we would be required to repay the full outstanding balance in cash. We may prepay the amended 2015 Subordinated Notes at any time, in part or in full, without premium or penalty.

The Amendments were accounted for as debt extinguishments under the guidance of ASU 470: Debt. For the years ended December 31, 2022 and 2020, we recorded a loss of approximately $1.9 million and $2.7 million, respectively, in other expense in our consolidated statements of operations and comprehensive loss, which primarily represents the fair value of the new and extended warrants. The amended 2015 Subordinated Notes were recorded at fair value.

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

(19) Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the year ended December 31, 2022 and for the period from the inception of the royalty transactions to December 31, 2022 (in thousands):

	Year ended December 31, 2022	Period from inception to December 31, 2022
Liability related to sale of future royalties and milestones - beginning balance	$254,105	$—
Proceeds from sale of future royalties and milestones	—	205,000
Non-cash royalty and milestone revenue	(45,285)	(184,919)
Non-cash interest expense recognized	62,740	251,479
Liability related to sale of future royalties and milestones - ending balance	271,560	271,560
Less: unamortized transaction costs	(297)	(297)
Liability related to sale of future royalties and milestones, net	$271,263	$271,263

Healthcare Royalty Partners

On January 6, 2018, we, through Antigenics, entered into the HCR Royalty Purchase Agreement with HCR, which closed on January 19, 2018. Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. As part of the transaction, we reimbursed HCR for transaction costs of $100,000 and incurred approximately $500,000 in transaction costs of our own, which are presented net of the liability in the consolidated balance sheet and will be amortized to interest expense over the estimated life of the HCR Royalty Purchase Agreement. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for the $190.0 million in proceeds from this transaction as a liability on our consolidated balance sheet that will be relieved in proportion to the royalty payments from GSK to HCR over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the condensed consolidated balance sheets based on the estimated royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

In the years ended December 31, 2022, 2021 and 2020, we recognized $45.3 million, $44.4 million and $46.5 million, respectively, of non-cash royalty revenue and we recorded $62.7, $64.4 million and $59.7 million, respectively, of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these royalty amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. Since the inception of the HCR Royalty Purchase Agreement our estimate of the effective annual interest rate over the life of the agreement increased to 27.8%, which results in a retrospective interest rate of 23.1%.

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

Pursuant to the HCR Royalty Purchase Agreement, we were also entitled to receive up to $40.4 million in milestone payments from HCR (through the royalty payments from GSK) based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 and (ii) $25.3 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026. In the fourth quarter of 2019, the $15.1 million milestone was achieved, as sales for the year ended December 31, 2019 exceeded $2.0 billion. In the second quarter of 2022, the final milestone was achieved, as sales for the 12 months ended June 30, 2022 exceeded $2.75 billion. As such, we recognized royalty sales milestone revenue of $25.3 million during the year ended December 31, 2022. This milestone was paid through royalties received from GSK.

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

(20) Fair Value Measurements

We measure our contingent purchase price consideration at fair value. The fair values of our PhosImmune and other contingent purchase price consideration of $0.6 million and $0.3 million, respectively, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our market capitalization and share price, as well as other factors impacting the probability of triggering the milestone payments. Market capitalization and share price were evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The significant unobservable inputs include the anticipated timelines to achieve the contingent purchase milestones and our estimated credit spread, the weighted average values of which (weighted based on the value of each contingent liability), as of December 31, 2022 and 2021, are shown in the table below.

	December 31, 2022	December 31, 2021
Period of time to achieve milestones (in years)	2.3	2.5
Credit spread	8.7%	5.5%

Liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	874	—	—	874
Total	$874	$—	$—	$874

Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent purchase price consideration	1,689	—	—	1,689
Total	$1,689	$—	$—	$1,689

The following table presents our liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2022 (amounts in thousands):

Balance, December 31, 2021	$1,689
Change in fair value of contingent purchase price consideration during the period	(815)
Balance, December 31, 2022	$874

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

The fair value of our outstanding debt balance at December 31, 2022 and 2021 was $13.2 million and $13.6 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2022 and 2021 was $13.6 million and $13.8, respectively.

(21) Contingencies

We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(22) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2022, 2021, and 2020 we made discretionary contributions to the Plans of $1.2 million, $1.1 million, and $1.1 million, respectively. For the years ended December 31, 2022, 2021, and 2020, we expensed $1.2 million, $1.1 million, and $1.1 million, respectively, related to the discretionary contribution to the Plans.

(23) Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2022, 2021 and 2020 and our long-lived assets as of December 31, 2022 and 2021 (in thousands):

	2022	2021	2020
Revenue:
United States	$87,510	$288,961	$83,551
Rest of world	10,514	6,704	4,619
	$98,024	$295,665	$88,170

In the table above, revenue by geographic region is allocated based on the domicile of our respective business operations.

	2022	2021
Long-lived Assets:
United States	$132,382	$66,225
Rest of world	5,088	3,341
Total	$137,470	$69,566

In the table above, long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(24) Subsequent Events

At the Market Offerings

During the period of January 1, 2023 through March 10, 2023, we sold approximately 26.3 million shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $48.6 million.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

March 16, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boston, Massachusetts, Auditor Firm ID: 185.

All other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

3.1.8

Certificate of Seventh Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2022 and incorporated herein by reference.

3.2	Sixth Amended and Restated By-laws of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on March 25, 2022 and incorporated herein by reference.

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

Exhibit No.	Description

4.1	Form of Common Stock Certificate. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

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

4.5

Form of 2022 A Warrant under the Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) on December 2, 2022 and incorporated herein by reference.

4.6

Form of 2022 B Warrant under the Amended and Restated Note Purchase Agreement dated as of February 20, 2015, as amended, by and between Agenus Inc. and the Purchasers listed on Schedule 1.1 thereto. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) on December 2, 2022 and incorporated herein by reference.

4.7

Amendment to Notes and Warrants dated as of March 15, 2017 by and among Agenus Inc. and the Investors listed therein. Filed as Exhibit 4.27 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2016 and incorporated herein by reference.

4.8

Amendment to Notes and Warrants dated as of February 18, 2020 by and among Agenus Inc. and the Investors listed therein. Filed as Exhibit 4.7 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

4.9	Amendment to Notes, Termination of Warrants and Sale of New Warrants dated as of November 30, 2022 by and among Agenus Inc. and the Investors listed therein. Filed herewith.

4.10	Form of Indenture. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-221008) and incorporated herein by reference.

4.11

Royalty Purchase Agreement dated January 6, 2018, by and among Antigenics LLC, Healthcare Royalty Partners III, L.P. and certain of its affiliates. Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2018 and incorporated herein by reference.

4.11.1

Amendment No. 1 to Royalty Purchase Agreement, dated June 22, 2021, by and among Antigenics LLC, Healthcare Royalty Partners III, L.P. and certain of its affiliates. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2021 and incorporated herein by reference.

4.12

Royalty Purchase Agreement dated September 20, 2018, by and among Agenus Inc., Agenus Royalty Fund, LLC and XOMA (US) LLC. Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2018 and incorporated herein by reference.

4.13	Description of Securities. Filed as Exhibit 4.12 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

Employment Agreements and Compensation Plans

10.1*	Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 16, 2016 and incorporated herein by reference.

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

10.2.2

Amendment to Agenus Amended and Restated Directors' Deferred Compensation Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2022 and incorporated herein by reference.

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

10.7	Agenus Inc. 2019 Employee Stock Purchase Plan. Filed as Exhibit 4.11 to our Registration Statement on Form S-8 (File No. 333-233100) filed on August 7, 2019 and incorporated herein by reference.

10.7.1	Amendment to the Agenus Inc. 2019 Employee Stock Purchase Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2021 and incorporated herein by reference.

10.8*	Agenus Inc. Amended and Restated 2019 Equity Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2022 and incorporated herein by reference.

Exhibit No.	Description

10.8.1*

Form of Incentive Stock Option Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.1 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

10.8.2*

Form of Non-Qualified Stock Option Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.2 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

10.8.3*

Form of Restricted Stock Unit Award Agreement for the Agenus Inc. 2019 Equity Incentive Plan. Filed as Exhibit 10.10.3 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

10.9*

Consulting Agreement dated January 1, 2020 between Agenus Inc. and Brian Corvese. Filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2020 and incorporated herein by reference.

10.9.1*

Amendment to Consulting Agreement between Agenus Inc. and Brian Corvese, dated January 1, 2022. Filed as Exhibit 10.11.1 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2021 and incorporated herein by reference.

10.10*

Executive Employment Agreement dated October 27, 2020 between Agenus Inc. and Steven O’Day. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) filed on May 10, 2022 and incorporated herein by reference.

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

10.14(1)

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

Exhibit No.	Description

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

10.23(1)

License, Development and Commercialization Agreement, dated May 17, 2021, by and among Agenus Inc. and Bristol Myers Squibb Company. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2021 and incorporated herein by reference.

Real Estate Leases

10.24

Lease of Premises at 3 Forbes Road, Lexington, Massachusetts dated as of December 6, 2002 from BHX, LLC, as Trustee of 3 Forbes Realty Trust, to Agenus Inc. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 8, 2003 and incorporated herein by reference.

10.24.1

First Amendment of Lease dated as of August 15, 2003 from BHX, LLC, as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2004 and incorporated herein by reference.

10.24.2

Second Amendment of Lease dated as of March 7, 2007 from BHX, LLC as trustee of 3 Forbes Road Realty, to Agenus Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2007 and incorporated herein by reference.

10.24.3

Third Amendment to Lease dated April 23, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2008 and incorporated herein by reference.

10.24.4

Fourth Amendment to Lease dated September 30, 2008 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.24.5

Fifth Amendment to Lease dated April 11, 2011 between TBCI, LLC, as successor to BHX, LLC, as Trustee of 3 Forbes Road Realty Trust, and Agenus Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended March 31, 2011 and incorporated herein by reference.

10.25

Office Lease by and between Bay Center Investor LLC and Agenus Inc. dated November 25, 2020. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on November 25, 2020 and incorporated herein by reference.

Sales Agreement

10.26

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

Dated: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 16, 2023
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 16, 2023
Christine M. Klaskin	(Principal Financial and Accounting Officer)

/S/ BRIAN CORVESE	Director	March 16, 2023
Brian Corvese

/S/ SUSAN HIRSCH	Director	March 16, 2023
Susan Hirsch

/S/ ALLISON JEYNES-ELLIS	Director	March 16, 2023
Allison Jeynes-Ellis

/S/ ULF WIINBERG	Director	March 16, 2023
Ulf Wiinberg

/S/ TIMOTHY R. WRIGHT	Director	March 16, 2023
Timothy R. Wright