Form 10-Q
period 2023-03-31
AGENUS INC
filed 2023-05-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 5, 2023: 348,875,959 shares.

Agenus Inc.

Three Months Ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$164,819	$178,674
Short-term investments	24,414	14,684
Accounts receivable	1,417	2,741
Prepaid expenses	11,143	13,829
Other current assets	3,896	3,194
Total current assets	205,689	213,122
Property, plant and equipment, net of accumulated amortization and depreciation of $56,119 and $54,075 at March 31, 2023 and December 31, 2022, respectively	140,434	133,017
Operating lease right-of-use assets	31,029	31,269
Goodwill	25,623	25,467
Acquired intangible assets, net of accumulated amortization of $16,699 and $16,148 at March 31, 2023 and December 31, 2022, respectively	5,660	6,228
Other long-term assets	4,419	4,453
Total assets	$412,854	$413,556
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$1,022	$575
Current portion, liability related to sale of future royalties and milestones	84,859	83,510
Current portion, deferred revenue	9,886	12,269
Current portion, operating lease liabilities	1,972	1,943
Accounts payable	46,768	40,939
Accrued liabilities	33,454	38,259
Other current liabilities	12,937	11,457
Total current liabilities	190,898	188,952
Long-term debt, net of current portion	12,627	12,584
Liability related to sale of future royalties and milestones, net of current portion	184,527	187,753
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	62,857	63,326
Other long-term liabilities	13,911	14,700
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2023 and December 31, 2022; liquidation value of $33,726 at March 31, 2023	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 341,663,183 and 305,573,397 shares issued at March 31, 2023 and December 31, 2022, respectively	3,417	3,056
Additional paid-in capital	1,715,291	1,644,658
Accumulated other comprehensive income	917	915
Accumulated deficit	(1,778,161)	(1,709,907)
Total stockholders’ deficit attributable to Agenus Inc.	(58,536)	(61,278)
Non-controlling interest	5,427	6,376
Total stockholders’ deficit	(53,109)	(54,902)
Total liabilities and stockholders’ deficit	$412,854	$413,556

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Research and development	$2,612	$6,740
Service revenue	1,184	1,567
Non-cash royalty revenue related to the sale of future royalties	19,106	17,634
Total revenues	22,902	25,941
Operating expenses:
Cost of service revenue	(2,294)	(543)
Research and development	(57,118)	(42,442)
General and administrative	(18,237)	(18,953)
Contingent purchase price consideration fair value adjustment	406	536
Operating loss	(54,341)	(35,461)
Other income (expense):
Non-operating income	40	56
Interest expense, net	(16,592)	(15,199)
Net loss	(70,893)	(50,604)
Dividends on Series A-1 convertible preferred stock	(53)	(53)
Less: net loss attributable to non-controlling interest	(2,639)	(2,279)
Net loss attributable to Agenus Inc. common stockholders	$(68,307)	$(48,378)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.22)	$(0.19)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	317,109	258,310

Other comprehensive loss:
Foreign currency translation gain (loss)	$2	$(522)
Other comprehensive gain (loss)	2	(522)
Comprehensive loss	$(68,305)	$(48,900)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2022	32	$0	305,574	$3,056	$1,644,658	—	$—	$915	$6,376	$(1,709,907)	$(54,902)
Net loss	—	—	—	—	—	—	—	—	(2,639)	(68,254)	(70,893)
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	4,566	—	—	—	919	—	5,485
Shares sold at the market	—	—	33,785	338	60,245	—	—	—	—	—	60,583
Issuance of director deferred shares	—	—	250	3	980	—	—	—	—	—	983
Issuance of shares for services	—	—	132	1	317	—	—	—	—	—	318
Vesting of nonvested shares	—	—	5	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	197	2	327	—	—	—	45	—	374
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	726	—	726
Issuance of shares for employee bonus	—	—	2,716	27	4,198	(10)	(2,429)	—	—	—	1,796
Retirement of treasury shares	—	—	(996)	(10)	—	10	2,429	—	—	—	2,419
Balance at March 31, 2023	32	$0	341,663	$3,417	$1,715,291	—	$—	$917	$5,427	$(1,778,161)	$(53,109)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2021	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909
Net loss	—	—	—	—	—	—	—	—	(2,279)	(48,325)	(50,604)
Other comprehensive loss	—	—	—	—	—	—	—	(522)	—	—	(522)
Share-based compensation	—	—	—	—	4,205	—	—	—	742	—	4,947
Shares sold at the market	—	—	7,039	70	19,112	—	—	—	—	—	19,182
Issuance of director deferred shares	—	—	5	—	19	—	—	—	—	—	19
Issuance of shares for services	—	—	21	1	80	—	—	—	—	—	81
Vesting of nonvested shares	—	—	143	1	(1)	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	136	1	367	—	—	—	—	—	368
Issuance of shares for employee bonus	—	—	3,845	38	6,245	(1,347)	(3,380)	—	—	—	2,903
Retirement of treasury shares	—	—	(1,347)	(13)	—	1,347	3,380	—	—	—	3,367
Balance at March 31, 2022	32	$0	266,741	$2,667	$1,550,239	—	$—	$970	$11,932	$(1,538,158)	$27,650

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(70,893)	$(50,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,562	1,660
Share-based compensation	5,485	4,991
Non-cash royalty revenue	(19,106)	(17,634)
Non-cash interest expense	17,273	14,952
Loss on disposal of assets	21	2
Change in fair value of contingent obligations	(406)	(536)
Changes in operating assets and liabilities:
Accounts receivable	1,291	135
Prepaid expenses	2,965	(1,380)
Accounts payable	2,032	(7,626)
Deferred revenue	(2,382)	(1,346)
Accrued liabilities and other current liabilities	5,158	279
Other operating assets and liabilities	(2,526)	4,716
Net cash used in operating activities	(58,526)	(52,391)
Cash flows from investing activities:
Purchases of plant and equipment	(1,842)	(4,544)
Cash paid for business acquisition	—	(3,002)
Purchases of available-for-sale securities	(14,647)	(4,987)
Proceeds from sale of available-for-sale securities	5,000	5,000
Net cash used in investing activities	(11,489)	(7,533)
Cash flows from financing activities:
Net proceeds from sale of equity	60,583	19,182
Proceeds from employee stock purchases and option exercises	374	368
Purchase of treasury shares to satisfy tax withholdings	(2,819)	(3,380)
Payment of finance lease obligation	(1,888)	(132)
Net cash provided by financing activities	56,250	16,038
Effect of exchange rate changes on cash	(90)	(336)
Net decrease in cash, cash equivalents and restricted cash	(13,855)	(44,222)
Cash, cash equivalents and restricted cash, beginning of period	181,343	294,600
Cash, cash equivalents and restricted cash, end of period	$167,488	$250,378
Supplemental cash flow information:
Cash paid for interest	$830	$279
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$3,893	$12,236
Issuance of common stock, $0.01 par value, in connection with payment for services	318	56
Insurance financing agreement	707	933
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	4,215	6,270
Issuance of subsidiary shares for employee bonus	726	—
Lease right-of-use assets obtained in exchange for new operating lease liabilities	250	146
Lease right-of-use assets obtained in exchange for new finance lease liabilities	3,630	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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
•
our antibody candidate programs, including our lead asset, botensilimab, an Fc-enhanced CTLA-4, for which data was presented at the 2023 American Society of Clinical Oncology – Gastrointestinal Cancers Symposium demonstrating in combination with balstilimab (PD-1) significant activity in "cold tumors," such as microsatellite stable colorectal cancer ("MSS CRC"), and for which we initiated worldwide studies in 2022 in MSS CRC, in combination with balstilimab, melanoma and pancreatic cancer;
•
our saponin-based vaccine adjuvant platform under SaponiQx, principally including our QS-21 STIMULON adjuvant (“QS-21 STIMULON”); and
•
a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases controlled by MiNK.

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

Our cash, cash equivalents and short-term investments at March 31, 2023 were $189.2 million, a decrease of $4.1 million from December 31, 2022. Cash and cash equivalents of our subsidiary, MiNK, at December 31, 2022, were $19.6 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

We have incurred losses since our inception. As of March 31, 2023, we had an accumulated deficit of $1.8 billion.

We have historically financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and equity issuances. Based on our current plans and projections, we believe our cash resources of $189.2 million at March 31, 2023 will be sufficient to satisfy our liquidity needs for more than one year from when these financial statements were issued.

Management consistently monitors our liquidity position and has the flexibility to adjust spending as necessary to preserve and extend liquidity. We regularly assess the likelihood of success of our programs, and our funding decisions are based on these evaluations. We are prepared to discontinue funding of any activities that do not impact our core priorities and to restrict capital expenditures and/or reduce the scale of our operations. Potential funding sources may include collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, milestone payments from our existing partnerships, additional third-party agreements, asset sales, project financing, and/or sales of equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”).

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

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2023 and 2022, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Warrants	1,980	1,980
Stock options	43,678	38,577
Non-vested shares	2,546	473
Series A-1 convertible preferred stock	333	333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$114,037	$114,037	$149,856	$149,856
U.S. Treasury Bills	54,194	54,194	29,522	29,522
Total	$168,231	$168,231	$179,378	$179,378

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2023 and 2022.

Of the investments listed above, $143.8 million and $164.7 million were classified as cash equivalents and $24.4 million and $14.7 million as short-term investments on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2023 (in thousands):

Balance, December 31, 2022	$25,467
Foreign currency translation adjustment	156
Balance, March 31, 2023	$25,623

Acquired intangible assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(14,284)	$2,557
Trademarks	4-4.5 years	1,262	(1,159)	103
Other	2-7 years	2,199	(1,256)	943
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,359	$(16,699)	$5,660

	As of December 31, 2022
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,790	$(13,782)	$3,008
Trademarks	4-4.5 years	1,272	(1,139)	133
Other	2-6 years	2,278	(1,227)	1,051
In-process research and development	Indefinite	2,036	—	2,036
Total		$22,376	$(16,148)	$6,228

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $1.1 million for the remainder of 2023, $0.6 million for the each of the years ending December 31, 2024 and 2025, $0.5 million for the year ending December 31, 2026 and $0.4 million for the year ending December 31, 2027.

Note E - Debt

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

Debt instrument	Balance at March 31, 2023
Current Portion:
Debentures	$146
Other	876
Long-term Portion:
2015 Subordinated Notes	12,627
Total	$13,649

Debt instrument	Balance at December 31, 2022
Current Portion:
Debentures	$146
Other	429
Long-term Portion:
2015 Subordinated Notes	12,584
Total	$13,159

As of March 31, 2023 and December 31, 2022, the principal amount of our outstanding debt balance was $14.0 million and $13.6 million, respectively.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2023 (in thousands):

Period from December 31, 2022 to March 31, 2023
Liability related to sale of future royalties and milestones - beginning balance	$271,560
Non-cash royalty revenue	(19,106)
Non-cash interest expense recognized	17,214
Liability related to sale of future royalties and milestones - ending balance	269,668
Less: unamortized transaction costs	(282)
Liability related to sale of future royalties and milestones, net	$269,386

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

During the three months ended March 31, 2023, we recognized $19.1 million of non-cash royalty revenue, and we recorded $17.2 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the three months ended March 31, 2023, our estimate of the effective annual interest rate over the life of the agreement decreased to 26.7%, which results in a life of contract interest rate of 22.9%.

Note G - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Payroll	$11,686	$15,872
Professional fees	6,860	6,946
Contract manufacturing costs	1,863	1,848
Research services	8,012	7,074
Other	5,033	6,519
Total	$33,454	$38,259

Other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Finance lease liabilities	$9,273	$7,952
Other	3,664	3,505
Total	$12,937	$11,457

Note H - Fair Value Measurements

We measure our contingent purchase price considerations at fair value. The fair values of our contingent purchase price considerations, $0.5 million, included in "Other long-term liabilities" in our condensed consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at March 31, 2023 and December 31, 2022 was $13.7 million and $13.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2023 and December 31, 2022 was $14.0 million and $13.6 million, respectively.

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

Collaboration Revenue

For the three months ended March 31, 2023, we recognized approximately $2.3 million of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end. For the three months ended March 31, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $1.4 million based on the partial satisfaction of the over time performance obligations as of quarter end.

We expect to recognize deferred research and development revenue of $9.9 million for the remainder of 2023 related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three months ended March 31, 2023 and 2022, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended March 31, 2023
	United States	Rest of World	Total
Revenue Type
Research and development services	267	—	267
Other services	—	1,184	1,184
Recognition of deferred revenue	2,345	—	2,345
Non-cash royalties	19,106	—	19,106
	$21,718	$1,184	$22,902

	Three months ended March 31, 2022
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Research and development services	373	—	373
Other services	—	1,567	1,567
Recognition of deferred revenue	1,367	—	1,367
Non-cash royalties	17,634	—	17,634
	$24,374	$1,567	$25,941

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2023	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$13,412	$6	$(2,389)	$11,029

The change in contract liabilities is primarily related to the recognition of $2.3 million of revenue related to the Gilead Collaboration Agreements during the three months ended March 31, 2023. Deferred revenue related to the Gilead Collaboration Agreements of $9.9 million as of March 31, 2023, which was comprised of the $142.5 million initial transaction price, less $132.6 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.4 million receivable as of March 31, 2023, for research and development and other services provided.

During the three months ended March 31, 2023, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the three months ended March 31, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	35,984,967	$3.51
Granted	7,944,447	2.42
Exercised	(46,750)	1.68
Forfeited	(121,809)	2.87
Expired	(83,189)	4.35
Outstanding at March 31, 2023	43,677,666	$3.31	7.05	$—
Vested or expected to vest at March 31, 2023	43,677,666	$3.31	7.05	$—
Exercisable at March 31, 2023	25,859,623	$3.62	5.97	$—

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2023 and 2022 were $1.53 and $1.81, respectively.

As of March 31, 2023, there was approximately $37.5 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under subsidiary plans which, if all milestones are achieved, will be recognized over a weighted average period of 2.2 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2023 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	355,802	$2.50
Granted	4,911,652	2.44
Vested	(2,721,176)	2.45
Forfeited	—	—
Outstanding at March 31, 2023	2,546,278	$2.42

As of March 31, 2023, there was approximately $1.7 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under subsidiary plans which will be recognized over a period of 2.0 years.

During the three months ended March 31, 2023, 150,291 shares were issued under the 2019 Employee Stock Purchase Plan, 46,750 shares were issued as a result of stock option exercises and 5,000 shares were issued as a result of the vesting of non-vested stock. Additionally, 2,716,176 shares were issued as payment for certain employee bonuses, with 995,658 of those shares being withheld to cover taxes, resulting in a net share issuance of 1,720,518.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2023 and 2022, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,733	$1,339
General and administrative	3,752	3,608
Total share-based compensation expense	$5,485	$4,947

Note K – Restricted Cash

As of both March 31, 2023, and December 31, 2022, we maintained non-current restricted cash of $2.7 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of letters of credit required under two of our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$178,674	$164,819	$291,931	$247,709
Restricted cash	2,669	2,669	2,669	2,669
Cash, cash equivalents and restricted cash	$181,343	$167,488	$294,600	$250,378

Note L – Equity

At the Market Offerings

On March 1, 2022, we filed a prospectus supplement with the SEC for the potential offer and sale of up to 100,000,000 shares of common stock (the “Placement Shares”) in “at the market” offerings pursuant to an At Market Issuance Sales Agreement by and between Agenus and B. Riley Securities, Inc. (the “Sales Agent”), dated as of July 22, 2020 (the “Sales Agreement”). Sales pursuant to the Sales Agreement will be made only upon our instruction to the Sales Agent, and we cannot provide assurances that we will issue any Placement Shares pursuant to the Sales Agreement.

During the quarter ended March 31, 2023, we received net proceeds of approximately $60.6 million from the sale of approximately 33.8 million shares of our common stock in at-the-market offerings under the Sales Agreement.

Note M – Related Party Transactions

In 2023, our Audit and Finance Committee approved a contract between Avillion Life Sciences LTD ("Avillion") and Agenus for the performance of up to $450,000 of clinical consulting services. Allison Jeynes, a member of our Board of Directors, is chief executive officer of Avillion. For the three months ended March 31, 2023, approximately $228,000 related to these services is included in “Research and development” expense in our condensed consolidated statements of operations.

Note N - Recent Accounting Pronouncements

Recently Issued and Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. We adopted the standard on January 1, 2023. The adoption did not have a material impact on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2023 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note O – Subsequent Events

At the Market Offerings

During the period of April 1, 2023 through May 5, 2023, we sold approximately 9.2 million shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $13.6 million.

MiNK Stock Dividend

On March 29, 2023, our Board of Directors declared a stock dividend (the "Dividend") consisting of an aggregate of 5.0 million shares (the "Dividend Stock") of common stock, par value $0.00001 per share, of MiNK held by Agenus to record holders of Agenus' common stock, par value $0.01 per share as of the close of business on April 17, 2023 (the "Record Date").

On May 1, 2023, we paid the Dividend and distributed 0.0146 of a share of the Dividend Stock for each share of Agenus Common Stock outstanding as of the close of business on the Record Date. No fractional shares were issued in connection with the Dividend and the shareholders of Agenus who were entitled to receive fractional shares of the Dividend Stock received cash (without interest) in lieu of such fractional shares. Subsequent to the distribution of the Dividend Stock, we owned approximately 62% of MiNK's common stock and maintained a controlling voting interest in MiNK.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

ASV®, Agenus™, MiNK™, Prophage™, Retrocyte Display™ and STIMULON are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

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
•
our antibody candidate programs, including our lead asset, botensilimab, an Fc-enhanced CTLA-4, for which data was presented at the 2023 American Society of Clinical Oncology – Gastrointestinal Cancers Symposium demonstrating in combination with balstilimab (PD-1) significant activity in "cold tumors," such as microsatellite stable colorectal cancer ("MSS CRC");
•
our saponin-based vaccine adjuvant platform under SaponiQx, principally including our QS-21 STIMULON adjuvant (“QS-21 STIMULON”); and
•
a pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies to treat cancer and other immune-mediated diseases controlled by MiNK.

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

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte has been advancing in various clinical trials, as well as an additional undisclosed target that Incyte was advancing in preclinical studies. In October 2022, Incyte notified us of their intent to terminate the OX40 program, effective October 2023, and in May 2023, Incyte notified us of their intent to terminate both the GITR program and the undisclosed program, effective May 2024. On termination the rights to the OX40, GITR and undisclosed programs revert back to us. Under the terms of our agreement, Incyte is responsible for all future development expenses for the remaining programs, and we are eligible to receive up to an additional $315.0 million in potential milestone payments plus royalties on any future sales. Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4, which Merck is advancing in a Phase 2 clinical trial. Under the terms of our agreement, Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments plus royalties on any future sales. In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of March 31, 2023, we remain eligible to receive up to $283.5 million and $76.5 million in potential development, regulatory and commercial milestones from Incyte and Merck, respectively.

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

In September 2021, we announced the launch of SaponiQx to spearhead innovation in novel adjuvant discovery and vaccine design, including in relation to our saponin-based adjuvants. We also announced our partnership with Ginkgo Bioworks, Inc. to develop SaponiQx’s novel saponin products from sustainably sourced raw materials, with a goal to meet the current demands placed on the vaccine industry for pandemic vaccines. Our QS-21 STIMULON adjuvant is partnered with GlaxoSmithKline (“GSK”) and is a key component in multiple GSK vaccine programs. These programs are in various stages, with the most advanced being GSK’s approved shingles vaccine, Shingrix, which was approved in the United States by the FDA in October 2017. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 STIMULON adjuvant. We do not incur clinical development costs for products partnered with GSK. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). We received the First HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion and the Second HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended June 30, 2022 exceeded $2.75 billion.

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

MiNK is focused on the development of unmodified iNKT cell therapies for the treatment of cancer and other life-threatening immune-mediated diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK has commenced and enrolled a Phase 1 clinical trial for the treatment of solid tumors as a monotherapy and in combination with commercially approved checkpoint inhibitors (KEYTRUDA® and OPDIVO®). MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome and published top-line data from this Phase 1 clinical trial in the fourth quarter of 2021, reporting a 77% survival rate in older, mechanically ventilated patients with COVID-19 respiratory failure. Pursuant to an assignment and license agreement with Agenus, MiNK owns the INKT technology including the rights to develop and expand a proprietary pipeline of engineered CAR-INKTs, TCRs, and INKT bispecific engagers.

Historical Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Research and development revenue

We recognized research and development revenue of approximately $2.6 million and $6.7 million during the three months ended March 31, 2023 and 2022, respectively. Research and development revenues in the first quarter of 2023 primarily consisted of $2.3 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the first quarter of 2022 primarily consisted of a $5.0 million milestone and $1.4 million related to the recognition of deferred revenue, both earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $1.5 million, to approximately $19.1 million for the three months ended March 31, 2023, from $17.6 million for the three months ended March 31, 2022, due to increased net sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 35% to $57.1 million for the three months ended March 31, 2023 from $42.4 million for the three months ended March 31, 2022. Increased expenses in the three months ended March 31, 2023 primarily relate to a $11.4 million increase in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $1.4 million increase in personnel related expenses, primarily due to increased headcount, a $1.4 million increase in expenses attributable to the activities of our subsidiaries and a $0.5 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 4% to $18.2 million for the three months ended March 31, 2023 from $19.0 million for the three months ended March 31, 2022. Decreased expenses in the three months ended March 31, 2023 primarily relate to a $1.2 million decrease in professional fees, primarily due to reduced consulting and external legal costs. These decreases were partially offset by a $0.5 million increase in other general and administrative expenses.

Contingent purchase price consideration fair value adjustment

Contingent purchase price consideration fair value adjustment represents the change in the fair value of our purchase price considerations, which resulted from changes in our share price and changes in the credit spread since each reporting period end. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our share price.

Interest expense, net

Interest expense, net increased to approximately $16.6 million for the three months ended March 31, 2023 from $15.2 million for the three months ended March 31, 2022, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR partially offset by increased interest income earned on our cash equivalents and short-term investments.

Research and Development Programs

For the three months ended March 31, 2023, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2023	2022	2021	2020
Antibody programs	Various	$41,835	$133,108	$141,266	$118,200
Vaccine adjuvant	QS-21 STIMULON	4,088	10,789	5,912	304
Cell therapies	Various	4,326	24,300	15,507	11,022
Other research and development programs	Various	6,869	18,494	15,923	13,091
Total research and development expenses		$57,118	$186,691	$178,608	$142,617

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.8 billion as of March 31, 2023. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through March 31, 2023, we have raised aggregate net proceeds of approximately $1.8 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 200 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 33.8 million and 9.2 million shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2023 and the period of

April 1, 2023 through May 5, 2023, respectively, for aggregate net proceeds totaling $74.2 million. As of May 5, 2023, approximately 50.0 million shares remained available for sale under the Sales Agreement.

We have funded our operations largely from cash received from partners, royalty financing transactions and equity offerings. We transact at-the-market sales from time to time in order to manage our cash balances to make sure cash balances do not drop below a certain level based on our anticipated uses of cash. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

As of March 31, 2023, we had debt outstanding of $14.0 million in principal. In November 2022, we amended all of the outstanding 2015 Subordinated Notes, extending the due date by two years to February 2025.

Our cash, cash equivalents and short-term investments at March 31, 2023 were $189.2 million, a decrease of $4.1 million from December 31, 2022. Cash and cash equivalents of our subsidiary, MiNK, at December 31, 2022, were $19.6 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

Based on our current plans and projections, we believe our cash resources of $189.2 million as of March 31, 2023, will be sufficient to satisfy our liquidity needs for more than one year from when these financial statements were issued.

Management consistently monitors our liquidity position and has the flexibility to adjust spending as necessary to preserve and extend liquidity. We regularly assess the likelihood of success of our programs, and our funding decisions are based on these evaluations. We are prepared to discontinue funding of any activities that do not impact our core priorities and to restrict capital expenditures and/or reduce the scale of our operations. Potential funding sources may include collaborations, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties, milestone payments from our existing partnerships, additional third-party agreements, asset sales, project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $581.4 million over the term of the related activities. Through March 31, 2023, we have expensed $479.0 million as research and development expenses and $454.2 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $58.5 million and $52.4 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 4.1% and 1.7% of our cash used in operations for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound, Euro, and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, AgenTus Therapeutics SA, a company formerly with operations in Belgium, and Agenus Switzerland a company formerly with operations in Switzerland.

We had cash, cash equivalents and short-term investments at March 31, 2023 of $189.2 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at March 31, 2023.

There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K.

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

Date:	May 9, 2023	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer