Form 10-Q
period 2023-09-30
AGENUS INC
filed 2023-11-09
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 3, 2023: 381,495,471 shares.

Agenus Inc.

Nine Months Ended September 30, 2023

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4.	Controls and Procedures	24

PART II
ITEM 1.	Legal Proceedings	26
ITEM 1A.	Risk Factors	26
ITEM 5.	Other Information	27
ITEM 6.	Exhibits	27
	Signatures	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$106,305	$178,674
Short-term investments	—	14,684
Accounts receivable	1,030	2,741
Prepaid expenses	15,886	13,829
Other current assets	2,329	3,194
Total current assets	125,550	213,122
Property, plant and equipment, net of accumulated amortization and depreciation of $60,750 and $54,075 at September 30, 2023 and December 31, 2022, respectively	139,679	133,017
Operating lease right-of-use assets	30,018	31,269
Goodwill	24,666	25,467
Acquired intangible assets, net of accumulated amortization of $17,444 and $16,148 at September 30, 2023 and December 31, 2022, respectively	4,497	6,228
Other long-term assets	11,062	4,453
Total assets	$335,472	$413,556
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$387	$575
Current portion, liability related to sale of future royalties and milestones	98,500	83,510
Current portion, deferred revenue	4,994	12,269
Current portion, operating lease liabilities	2,559	1,943
Accounts payable	40,871	40,939
Accrued liabilities	37,629	38,259
Other current liabilities	13,416	11,457
Total current liabilities	198,356	188,952
Long-term debt, net of current portion	12,720	12,584
Liability related to sale of future royalties and milestones, net of current portion	167,070	187,753
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	63,166	63,326
Other long-term liabilities	8,309	14,700
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2023 and December 31, 2022; liquidation value of $33,833 at September 30, 2023	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 381,381,803 and 305,573,397 shares issued at September 30, 2023 and December 31, 2022, respectively	3,814	3,056
Additional paid-in capital	1,777,480	1,644,658
Accumulated other comprehensive income (loss)	(1,028)	915
Accumulated deficit	(1,909,378)	(1,709,907)
Total stockholders’ deficit attributable to Agenus Inc.	(129,112)	(61,278)
Non-controlling interest	13,820	6,376
Total stockholders’ deficit	(115,292)	(54,902)
Total liabilities and stockholders’ deficit	$335,472	$413,556

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Research and development	$3,414	$4,573	$8,515	$13,220
Royalty sales milestone	—	7,934	—	25,250
Service revenue	540	1,041	2,464	4,167
Non-cash royalty revenue related to the sale of future royalties	20,360	9,224	61,534	27,001
Total revenues	24,314	22,772	72,513	69,638
Operating expenses:
Cost of service revenue	(303)	(308)	(2,851)	(2,875)
Research and development	(51,443)	(46,011)	(167,846)	(133,412)
General and administrative	(18,909)	(18,105)	(57,562)	(55,971)
Contingent purchase price consideration fair value adjustment	—	7	398	950
Operating loss	(46,341)	(41,645)	(155,348)	(121,670)
Other income (expense):
Non-operating income	442	537	238	9,654
Interest expense, net	(18,633)	(15,607)	(53,745)	(44,538)
Net loss	(64,532)	(56,715)	(208,855)	(156,554)
Dividends on Series A-1 convertible preferred stock	(53)	(53)	(160)	(159)
Less: net loss attributable to non-controlling interest	(2,331)	(2,493)	(9,384)	(7,573)
Net loss attributable to Agenus Inc. common stockholders	$(62,254)	$(54,275)	$(199,631)	$(149,140)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.16)	$(0.19)	$(0.57)	$(0.54)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	378,152	286,854	349,167	274,170

Other comprehensive loss:
Foreign currency translation loss	$(311)	$(1,505)	$(1,943)	$(848)
Other comprehensive loss	(311)	(1,505)	(1,943)	(848)
Comprehensive loss	$(62,565)	$(55,780)	$(201,574)	$(149,988)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2022	32	$0	305,574	$3,056	$1,644,658	—	$—	$915	$6,376	$(1,709,907)	$(54,902)
Net loss	—	—	—	—	—	—	—	—	(2,639)	(68,254)	(70,893)
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	4,566	—	—	—	919	—	5,485
Shares sold at the market	—	—	33,785	338	60,245	—	—	—	—	—	60,583
Issuance of director deferred shares	—	—	250	3	980	—	—	—	—	—	983
Issuance of shares for services	—	—	132	1	317	—	—	—	—	—	318
Vesting of nonvested shares	—	—	5	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	197	2	327	—	—	—	45	—	374
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	726	—	726
Issuance of shares for employee bonus	—	—	2,716	27	4,198	(10)	(2,429)	—	—	—	1,796
Retirement of treasury shares	—	—	(996)	(10)	—	10	2,429	—	—	—	2,419
Balance at March 31, 2023	32	$0	341,663	$3,417	$1,715,291	—	$—	$917	$5,427	$(1,778,161)	$(53,109)
Net loss	—	—	—	—	—	—	—	—	(4,414)	(69,016)	(73,430)
Other comprehensive loss	—	—	—	—	—	—	—	(1,634)	—	—	(1,634)
Share-based compensation	—	—	—	—	5,154	—	—	—	888	—	6,042
Shares sold at the market	—	—	24,557	246	42,001	—	—	—	—	—	42,247
Vesting of nonvested shares	—	—	17	—	—	—	—	—	—	—	—
MiNK stock dividend	—	—	—	—	(14,888)	—	—	—	14,888	—	—
MiNK stock purchases	—	—	—	—	405	—	—	—	(640)	—	(235)
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	285	—	285
Issuance of shares for employee bonus	—	—	1,928	19	3,061	(7)	(1,642)	—	—	—	1,438
Retirement of treasury shares	—	—	(673)	(7)	—	7	1,642	—	—	—	1,635
Balance at June 30, 2023	32	$0	367,492	$3,675	$1,751,024	—	$—	$(717)	$16,434	$(1,847,177)	$(76,761)
Net loss	—	—	—	—	—	—	—	—	(2,331)	(62,201)	(64,532)
Other comprehensive loss	—	—	—	—	—	—	—	(311)	—	—	(311)
Share-based compensation	—	—	—	—	4,601	—	—	—	935	—	5,536
Shares sold at the market	—	—	13,304	133	20,217	—	—	—	—	—	20,350
Payment of CEO payroll in shares	—	—	27	—	32	—	—	—	—	—	32
MiNK stock purchases	—	—	—	—	893	—	—	—	(1,221)	—	(328)
Issuance of shares for services	—	—	198	2	310	—	—	—	—	—	312
Vesting of nonvested shares	—	—	63	1	(1)	—	—	—	—	—	—
Employee share purchases	—	—	299	3	404	—	—	—	3	—	410
Balance at September 30, 2023	32	$0	381,383	$3,814	$1,777,480	—	$—	$(1,028)	$13,820	$(1,909,378)	$(115,292)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2021	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909
Net loss	—	—	—	—	—	—	—	—	(2,279)	(48,325)	(50,604)
Other comprehensive loss	—	—	—	—	—	—	—	(522)	—	—	(522)
Share-based compensation	—	—	—	—	4,205	—	—	—	742	—	4,947
Shares sold at the market	—	—	7,039	70	19,112	—	—	—	—	—	19,182
Issuance of director deferred shares	—	—	5	—	19	—	—	—	—	—	19
Issuance of shares for services	—	—	21	1	80	—	—	—	—	—	81
Vesting of nonvested shares	—	—	143	1	(1)	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	136	1	367	—	—	—	—	—	368
Issuance of shares for employee bonus	—	—	3,845	38	6,245	(1,347)	(3,380)	—	—	—	2,903
Retirement of treasury shares	—	—	(1,347)	(13)	—	1,347	3,380	—	—	—	3,367
Balance at March 31, 2022	32	$0	266,741	$2,667	$1,550,239	—	$—	$970	$11,932	$(1,538,158)	$27,650
Net loss	—	—	—	—	—	—	—	—	(2,801)	(46,434)	(49,235)
Other comprehensive income	—	—	—	—	—	—	—	1,179	—	—	1,179
Share-based compensation	—	—	—	—	3,818	—	—	—	797	—	4,615
Shares sold at the market	—	—	15,782	158	28,079	—	—	—	—	—	28,237
Issuance of shares for milestone achievement	—	—	180	2	498	—	—	—	—	—	500
Issuance of shares for services	—	—	7	1	19	—	—	—	—	—	20
Exercise of stock options	—	—	6	—	14	—	—	—	—	—	14
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	294	—	294
Issuance of shares for employee bonus	—	—	246	2	363	(100)	(251)	—	—	—	114
Retirement of treasury shares	—	—	(100)	(1)	—	100	251	—	—	—	250
Balance at June 30, 2022	32	$0	282,862	$2,829	$1,583,030	—	$—	$2,149	$10,222	$(1,584,592)	$13,638
Net loss	—	—	—	—	—	—	—	—	(2,493)	(54,222)	(56,715)
Other comprehensive loss	—	—	—	—	—	—	—	(1,505)	—	—	(1,505)
Share-based compensation	—	—	—	—	3,614	—	—	—	820	—	4,434
Shares sold at the market	—	—	11,753	117	27,713	—	—	—	—	—	27,830
Issuance of shares for services	—	—	10	—	19	—	—	—	—	—	19
Vesting of nonvested shares	—	—	67	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	259	3	460	—	—	—	—	—	463
Balance at September 30, 2022	32	$0	294,951	$2,949	$1,614,836	—	$—	$644	$8,549	$(1,638,814)	$(11,836)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(208,855)	$(156,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,387	5,057
Share-based compensation	17,408	14,078
Non-cash royalty revenue	(61,534)	(27,001)
Non-cash interest expense	55,977	44,629
Loss (gain) on sale of assets	49	(6,601)
Gain on partial forgiveness of liability	—	(2,791)
Change in fair value of contingent obligations	(398)	(950)
Other, net	581	—
Changes in operating assets and liabilities:
Accounts receivable	1,308	(7,079)
Prepaid expenses	(1,765)	3,659
Accounts payable	915	1,339
Deferred revenue	(7,269)	(7,855)
Accrued liabilities and other current liabilities	12,518	(2,524)
Other operating assets and liabilities	(1,122)	14,558
Net cash used in operating activities	(183,800)	(128,035)
Cash flows from investing activities:
Purchases of plant and equipment	(9,731)	(38,716)
Proceeds from sale of property, plant and equipment	350	10,002
Purchase of long-term investment	(5,396)	—
Cash paid for business acquisition	—	(3,652)
Purchases of available-for-sale securities	(14,647)	(14,861)
Proceeds from sale of available-for-sale securities	30,000	20,000
Net cash provided by (used in) investing activities	576	(27,227)
Cash flows from financing activities:
Net proceeds from sale of equity	123,179	75,249
Proceeds from employee stock purchases and option exercises	807	845
Purchase of treasury shares to satisfy tax withholdings	(4,566)	(3,789)
Purchase of subsidiary shares	(564)	—
Payment of finance lease obligation	(6,305)	(248)
Net cash provided by financing activities	112,551	72,057
Effect of exchange rate changes on cash	(696)	(372)
Net decrease in cash, cash equivalents and restricted cash	(71,369)	(83,577)
Cash, cash equivalents and restricted cash, beginning of period	181,343	294,600
Cash, cash equivalents and restricted cash, end of period	$109,974	$211,023
Supplemental cash flow information:
Cash paid for interest	$2,532	$847
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$8,546
Issuance of common stock, $0.01 par value, in connection with payment for services	630	120
Insurance financing agreement	707	933
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	7,288	6,634
Issuance of common stock, $0.01 par value, for milestone achievement	—	500
Issuance of subsidiary shares for employee bonus	1,011	294
Lease right-of-use assets obtained in exchange for new operating lease liabilities	318	9,148
Lease right-of-use assets obtained in exchange for new finance lease liabilities	4,812	648

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Note A - Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a leading clinical-stage biotechnology company developing therapies targeting cancer with a robust pipeline of immunological agents. Our mission is to expand patient populations benefiting from cancer immunotherapy through combination approaches, using a broad repertoire of antibody therapeutics, adoptive cell therapies (through our subsidiary MiNK Therapeutics, Inc. (“MiNK”)), and vaccine adjuvants (through our subsidiary SaponiQx, Inc. (“SaponiQx”)). We believe that combination therapies and a deep understanding of each patient’s cancer will significantly expand the patient population benefiting from immuno-oncology (“I-O”) treatments.

In addition to our diverse pipeline, we have established fully integrated capabilities encompassing novel target discovery, antibody generation, cell line development, and good manufacturing practice (GMP) manufacturing. We believe these integrated capabilities enable us to develop and, if approved, commercialize novel candidates on accelerated timelines compared to industry standards. Through independent development and strategic partnerships, we leverage our scientific expertise and capabilities to drive innovation in the I-O field.

Our I-O portfolio is driven by several platforms and programs, which we plan to utilize individually and in combination:

•
Multiple antibody discovery platforms, including proprietary display technologies, to identify future antibody candidates.
•
Antibody candidate programs, including our lead asset, botensilimab, an Fc-enhanced CTLA-4 antibody. At a corporate update at the European Society for Medical Oncology in October 2023, we presented updated data based on a total of 70 efficacy evaluable refractory microsatellite stable metastatic colorectal cancer patients with no active liver metastases from the Phase 1 study. These patients received the combination of botensilimab (either 1 or 2 mg/kg every 6 weeks) and balstilimab (3 mg/kg every 2 weeks). The results showed a survival and efficacy benefit compared to what has been reported for standard of care in a comparable patient population. The 12-month overall survival (“OS”) was 74% with a median OS not yet reached, after a median follow up of 12.3 months, compared to a median OS of 12.9 months reported for standard of care. The confirmed overall response rate based on RECIST 1.1 was 24% compared to 2.8% reported with standard of care.
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

Our cash, cash equivalents and short-term investments at September 30, 2023 were $106.3 million, a decrease of $87.1 million from December 31, 2022. Cash and cash equivalents of our subsidiary, MiNK, at June 30, 2023, were $10.6 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

We have incurred losses since our inception. As of September 30, 2023, we had an accumulated deficit of $1.9 billion.

We have financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $106.3 million at September 30, 2023, plus additional funding we anticipate from the achievement of a milestone under an existing partnership, will be sufficient to satisfy our liquidity requirements for at least one year from when these financial statements were issued. This milestone will be triggered upon dosing the first patient in a clinical trial which is currently screening patients and is expected to occur by end of 2023. However, until this event occurs, in accordance with the relevant accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

In addition to the expected milestone payment by end of 2023, we are in active discussions to sell two non-strategic assets expected to close in the first half of 2024 with an estimated aggregate value of approximately $65.0 million. These transactions could extend our cash resources well beyond 2024. We are also in advanced discussions for a potential structured financing for botensilimab/balstilimab, as well as a potential corporate collaboration with a large pharma or biotech company. None of these sources of cash involve equity or debt issuance.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include milestones and royalty payments from companies, including Bristol-Myers Squibb Company, UroGen Pharma Ltd., Gilead Sciences, Inc., Incyte Corporation, and Merck Sharpe & Dohme; out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; royalty monetization; project financing, and/or sales of equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”).

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

In 2023, we deconsolidated certain foreign subsidiaries and recognized a gain of $132,000, included in "Other income (expense)" on our condensed consolidated statements of operations and comprehensive loss.

Note B - Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2023 and 2022, as they would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2023	2022
Warrants	1,980	1,980
Stock options	44,034	36,207
Non-vested shares	697	403
Series A-1 convertible preferred stock	333	333

Note C - Investments

Cash equivalents and short-term investments consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$71,605	$71,605	$149,856	$149,856
U.S. Treasury Bills	24,877	24,877	29,522	29,522
Total	$96,482	$96,482	$179,378	$179,378

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2023 and 2022.

Of the investments listed above, all were classified as cash equivalents on our condensed consolidated balance sheets as of September 30, 2023. As of December 31, 2022, $164.7 million were classified as cash equivalents and $14.7 million as short-term investments on our condensed consolidated balance sheets.

Note D - Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2023 (in thousands):

Balance, December 31, 2022	$25,467
Disposals	(805)
Foreign currency translation adjustment	4
Balance, September 30, 2023	$24,666

Acquired intangible assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,099)	$1,742
Trademarks	4-4.5 years	1,182	(1,139)	43
Other	2-7 years	1,860	(1,206)	654
In-process research and development	Indefinite	2,058	—	2,058
Total		$21,941	$(17,444)	$4,497

	As of December 31, 2022
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,790	$(13,782)	$3,008
Trademarks	4-4.5 years	1,272	(1,139)	133
Other	2-6 years	2,278	(1,227)	1,051
In-process research and development	Indefinite	2,036	—	2,036
Total		$22,376	$(16,148)	$6,228

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.1 million for the remainder of 2023, $0.5 million for the years ending December 31, 2024, 2025 and 2026 and $0.4 million for the year ending December 31, 2027.

Note E - Debt

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

Debt instrument	Balance at September 30, 2023
Current Portion:
Debentures	$146
Other	241
Long-term Portion:
2015 Subordinated Notes	12,720
Total	$13,107

Debt instrument	Balance at December 31, 2022
Current Portion:
Debentures	$146
Other	429
Long-term Portion:
2015 Subordinated Notes	12,584
Total	$13,159

As of September 30, 2023 and December 31, 2022, the principal amount of our outstanding debt balance was $13.4 million and $13.6 million, respectively.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2023 (in thousands):

Period from December 31, 2022 to September 30, 2023
Liability related to sale of future royalties and milestones - beginning balance	$271,560
Non-cash royalty revenue	(61,534)
Non-cash interest expense recognized	55,797
Liability related to sale of future royalties and milestones - ending balance	265,823
Less: unamortized transaction costs	(253)
Liability related to sale of future royalties and milestones, net	$265,570

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

During the nine months ended September 30, 2023, we recognized $61.5 million of non-cash royalty revenue, and we recorded $55.8 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the nine months ended September 30, 2023, our estimate of the effective annual interest rate over the life of the agreement increased to 29.4%, which results in a life of contract interest rate of 23.4%.

Note G - Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Payroll	$10,853	$15,872
Professional fees	6,250	6,946
Contract manufacturing costs	3,822	1,848
Research services	11,387	7,074
Other	5,317	6,519
Total	$37,629	$38,259

Other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Finance lease liabilities	$10,190	$7,952
Other	3,226	3,505
Total	$13,416	$11,457

Note H - Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$96,482	$96,482	$—	$—
Long-term investments	4,682	4,682	—	—
Total	$101,164	$101,164	$—	$—
Liabilities:
Contingent purchase price considerations	$476	$—	$—	$476
Total	$476	$—	$—	$476

Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$164,694	$—	$—	$—
Short-term investments (Note C)	14,689	—	—	—
Total	$179,383	$—	$—	$—
Liabilities:
Contingent purchase price consideration	$874	$—	$—	$874
Total	$874	$—	$—	$874

Long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

We measure our contingent purchase price considerations at fair value. The fair values of our contingent purchase price considerations at September 30, 2023 and December 31, 2022, of $0.5 million and $0.9 million, respectively, included in "Other long-term liabilities" in our condensed consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at September 30, 2023 and December 31, 2022 was $13.1 million and $13.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2023 and December 31, 2022 was $13.4 million and $13.6 million, respectively.

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

Collaboration Revenue

For the three months ended September 30, 2023 and 2022, we recognized approximately $2.9 million and $4.5 million, respectively, of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

For the nine months ended September 30, 2023, we recognized approximately $7.2 million of research and development revenue based on the partial satisfaction of the over time performance obligations as of period end. For the nine months ended September 30, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $7.1 million based on the partial satisfaction of the over time performance obligations as of period end.

We expect to recognize deferred research and development revenue of $5.0 million for the remainder of 2023 related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and nine months ended September 30, 2023 and 2022, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended September 30, 2023
	United States	Rest of World	Total
Revenue Type
Research and development services	$447	$—	$447
Other services	—	540	540
Clinical product revenue	116	—	116
Recognition of deferred revenue	2,851	—	2,851
Non-cash royalties	20,360	—	20,360
	$23,774	$540	$24,314

	Three months ended September 30, 2022
Revenue Type
Royalty sales milestone	$7,934	$—	$7,934
Research and development services	121	—	121
Other services	—	1,041	1,041
Recognition of deferred revenue	4,452	—	4,452
Non-cash royalties	9,224	—	9,224
	$21,731	$1,041	$22,772

	Nine months ended September 30, 2023
	United States	Rest of World	Total
Revenue Type
Research and development services	$1,158	$—	$1,158
Other services	—	2,464	2,464
Clinical product revenue	116	—	116
Recognition of deferred revenue	7,241	—	7,241
Non-cash royalties	61,534	—	61,534
	$70,049	$2,464	$72,513

	Nine months ended September 30, 2022
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Royalty sales milestone	25,250	—	25,250
Research and development services	1,154	—	1,154
Other services	—	4,167	4,167
Recognition of deferred revenue	7,066	—	7,066
Non-cash royalties	27,001	—	27,001
	$65,471	$4,167	$69,638

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Nine months ended September 30, 2023	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$13,412	$22	$(7,297)	$6,137

The change in contract liabilities is primarily related to the recognition of $7.2 million of revenue related to the Gilead Collaboration Agreements during the nine months ended September 30, 2023. Deferred revenue related to the Gilead Collaboration Agreements of $5.0 million as of September 30, 2023, which was comprised of the $142.5 million initial transaction price, less $137.5 million of license and collaboration revenue recognized from the effective date of the contract, will be recognized as the combined performance obligation is satisfied.

We also recorded a $1.0 million receivable as of September 30, 2023, for research and development and other services provided.

During the nine months ended September 30, 2023, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the nine months ended September 30, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	35,984,967	$3.51
Granted	10,440,674	2.26
Exercised	(46,750)	1.68
Forfeited	(1,438,712)	2.50
Expired	(906,590)	3.50
Outstanding at September 30, 2023	44,033,589	$3.25	6.76	$—
Vested or expected to vest at September 30, 2023	44,033,589	$3.25	6.76	$—
Exercisable at September 30, 2023	27,981,624	$3.59	5.84	$—

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2023 and 2022 were $1.44 and $1.77, respectively.

As of September 30, 2023, there was approximately $27.3 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under subsidiary plans which, if all milestones are achieved, will be recognized over a weighted average period of 1.9 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2023 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	355,802	$2.50
Granted	5,304,201	2.35
Vested	(4,728,222)	2.45
Forfeited	(235,000)	2.11
Outstanding at September 30, 2023	696,781	$1.85

As of September 30, 2023, there was approximately $1.1 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under subsidiary plans which will be recognized over a period of 2.3 years.

During the nine months ended September 30, 2023, 449,391 shares were issued under the 2019 Employee Stock Purchase Plan, 46,750 shares were issued as a result of stock option exercises and 84,414 shares were issued as a result of the vesting of non-vested stock. Additionally, 4,643,808 shares were issued as payment for certain employee bonuses, with 1,668,767 of those shares being withheld to cover taxes, resulting in a net share issuance of 2,975,041.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2023 and 2022, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,464	$1,200	$4,853	$3,731
General and administrative	4,072	3,234	12,210	10,265
Total share-based compensation expense	$5,536	$4,434	$17,063	$13,996

Note K – Restricted Cash

As of September 30, 2023, and December 31, 2022, we maintained non-current restricted cash of $3.7 million and $2.7 million, respectively. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$178,674	$106,305	$291,931	$208,354
Restricted cash	2,669	3,669	2,669	2,669
Cash, cash equivalents and restricted cash	$181,343	$109,974	$294,600	$211,023

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

During the three and nine months ended September 30, 2023, we received net proceeds of approximately $20.4 million and $123.2 million from the sale of approximately 13.3 million and 71.6 million shares of our common stock, respectively, in at-the-market offerings under the Sales Agreement.

Note M – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	September 30, 2023	December 31, 2022
MiNK Therapeutics, Inc.	37%	22%
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended September 30, 2023 and December 31, 2022, were as follows (in thousands):

	September 30, 2023	December 31, 2022
Beginning balance	$6,376	$13,469

Net loss attributable to non-controlling interest	(9,384)	(10,582)

Other items:
Distribution of subsidiary shares to Agenus stockholders	14,888	—
Purchase of subsidiary shares	(1,861)	—
Issuance of subsidiary shares for employee bonus	1,011	294
Issuance of subsidiary shares under employee stock purchase plan	48	—
Subsidiary share-based compensation	2,742	3,195
Total other items	16,828	3,489

Ending balance	$13,820	$6,376

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

Purchase of subsidiary shares

During the nine months ended September 30, 2023, we purchased 408,518 shares of MiNK common stock in multiple open market transactions.

Note N – Related Party Transactions

In 2023, our Audit and Finance Committee approved a contract between Avillion Life Sciences LTD ("Avillion") and Agenus for the performance of up to $450,000 of clinical consulting services. Allison Jeynes, a member of our Board of Directors, is chief executive officer of Avillion. For the nine months ended September 30, 2023, approximately $450,000 related to these services is included in “Research and development” expense in our condensed consolidated statements of operations.

During the nine months ended September 30, 2023, our Audit and Finance Committee approved, and we performed research and development manufacturing services totaling $256,000 for Protagenic Therapeutics, Inc ("Protagenic"). We will be reimbursed for these services on an actual time and materials basis. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2023 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II-Item 1A within this Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

ASV®, Agenus™, MiNK™, Prophage™, Retrocyte Display™ and STIMULON™ are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Overview

We are a leading clinical-stage biotechnology company developing therapies targeting cancer with a robust pipeline of immunological agents. Our mission is to expand patient populations benefiting from cancer immunotherapy through combination approaches, using a broad repertoire of antibody therapeutics, adoptive cell therapies (through our subsidiary MiNK Therapeutics, Inc. (“MiNK”)), and vaccine adjuvants (through our subsidiary SaponiQx, Inc. (“SaponiQx”)). We believe that combination therapies and a deep understanding of each patient’s cancer will significantly expand the patient population benefiting from immuno-oncology (“I-O”) treatments.

In addition to our diverse pipeline, we have established fully integrated capabilities encompassing novel target discovery, antibody generation, cell line development, and good manufacturing practice (GMP) manufacturing. We believe these integrated capabilities enable us to develop and, if approved, commercialize novel candidates on accelerated timelines compared to industry standards. Through independent development and strategic partnerships, we leverage our scientific expertise and capabilities to drive innovation in the I-O field.

Our I-O portfolio is driven by several platforms and programs, which we plan to utilize individually and in combination:

•
Multiple antibody discovery platforms, including proprietary display technologies, to identify future antibody candidates.
•
Antibody candidate programs, including our lead asset, botensilimab, an Fc-enhanced CTLA-4 antibody. At a corporate update at the European Society for Medical Oncology in October 2023, we presented updated data based on a total of 70 efficacy evaluable refractory microsatellite stable metastatic colorectal cancer patients with no active liver metastases from the Phase 1 study. These patients received the combination of botensilimab (either 1 or 2 mg/kg every 6 weeks) and balstilimab (3 mg/kg every 2 weeks). The results showed a survival and efficacy benefit compared to what has been reported for standard of care in a comparable patient population. The 12-month overall survival (“OS”) was 74% with a median OS not yet reached, after a median follow up of 12.3 months, compared to a median OS of 12.9 months reported for standard of care. The confirmed overall response rate based on RECIST 1.1 was 24% compared to 2.8% reported with standard of care.
•
Our saponin-based vaccine adjuvant platform, primarily centered around our STIMULON cultured plant cell (“cpc”) QS-21 adjuvant (“STIMULON cpc QS-21”).

•
A pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies for treating cancer and other immune-mediated diseases, controlled by MiNK.

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, botensilimab (AGEN1181), is progressing through multiple clinical programs designed to support accelerated development as a monotherapy and in combination with balstilimab. In 2022, we initiated global Phase 2 trials for botensilimab in microsatellite stable colorectal cancer, melanoma, and pancreatic cancer. In October 2023, we completed enrollment of the Phase 2 microsatellite stable colorectal cancer trial. In April 2023, the botensilimab/balstilimab combination received Fast Track designation from the United States Food and Drug Administration (“FDA”) for the treatment of non-MSI-H/deficient mismatch repair (dMMR) metastatic colorectal cancer patients without active liver involvement. We intend to file our first biologics license application for the botensilimab/balstilimab combination in colorectal cancer in midyear 2024.

We have established collaborations with several companies, including Bristol-Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), UroGen Pharma Ltd. ("UroGen"), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), and Merck Sharpe & Dohme (“Merck”). These collaborations, along with our internal programs, have resulted in over a dozen antibody programs currently in pre-clinical or clinical development.

Our collaboration agreement with Incyte grants Incyte exclusive licenses for monospecific antibodies targeting GITR, OX40, TIM-3, LAG-3, and an undisclosed target. Incyte has been advancing these antibodies in clinical trials. Incyte has terminated the OX40 program, effective October 2023, and has notified us of their intent to terminate both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs revert back to us. Incyte is responsible for all future development expenses for the remaining programs, and we are eligible to receive up to an additional $315.0 million in potential milestone payments, along with royalties on future sales.

Under our collaboration and license agreement with Merck, we have exclusively licensed a monospecific antibody targeting ILT4 to them, which is currently being advanced in a Phase 2 clinical trial. Merck is responsible for all future development expenses, and we are eligible to receive up to an additional $85.0 million in potential milestone payments, as well as royalties on future sales.

In September 2018, through our subsidiary Agenus Royalty Fund, LLC, we entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC ("XOMA"). Pursuant to the agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, after satisfying our obligations to a third party. As of September 30, 2023, we remain eligible to receive up to $283.5 million and $76.5 million in potential development, regulatory, and commercial milestones from Incyte and Merck, respectively, after accounting for our obligations under the XOMA Royalty Purchase Agreement.

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

In November 2019, we entered into a license agreement with UroGen, granting them an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions) to develop, manufacture, and commercialize zalifrelimab for the treatment of cancers of the urinary tract via intravesical delivery. We received an upfront payment of $10.0 million and are eligible to receive up to $200.0 million in milestone payments, as well as royalties on future sales.

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

Agenus' subsidiary MiNK completed an initial public offering in October 2021 and is publicly traded on Nasdaq under the symbol INKT. MiNK is a clinical-stage precision oncology company developing unmodified and engineered INKT cell therapies for cancer and other immune-mediated diseases. Their lead product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. A Phase 1 clinical trial for the treatment of solid tumors as a monotherapy and in combination with approved checkpoint inhibitors (KEYTRUDA® and OPDIVO®) has been initiated and enrolled, and data was presented in April at the American Association for Cancer Research Annual Meeting. The presentation showcased the activity of agenT-797 alone and in combination with anti-PD-1, with a 42% tumor reduction in a patient with metastatic gastric cancer who had no response to prior anti-PD-1 therapy or standard chemotherapy. Benefit was seen in additional solid tumor types, including durable disease stabilization and biomarker responses in NSCLC, testicular, and appendiceal cancers, that were refractory to anti-PD-1. MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome, and top-line data from a Phase 1 clinical trial demonstrated a 77% survival rate in older, mechanically ventilated patients with COVID-19 respiratory failure. Through an assignment and license agreement with Agenus, MiNK owns the INKT technology and has the rights to develop a proprietary pipeline of engineered CAR-INKTs, TCRs, and INKT bispecific engagers.

Historical Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Research and development revenue

We recognized research and development revenue of approximately $3.4 million and $4.6 million during the three months ended September 30, 2023 and 2022, respectively. Research and development revenues in the third quarter of 2023 primarily consisted of $2.9 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the third quarter of 2022 primarily consisted of $4.5 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $11.1 million, to approximately $20.4 million for the three months ended September 30, 2023, from $9.2 million for the three months ended September 30, 2022, due to increased net sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant and the achievement of the final sales milestone under the HCR agreement and the recognition of $7.9 million of these royalties as royalty milestone revenue in the three months ended September 30, 2022.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 12% to $51.4 million for the three months ended September 30, 2023 from $46.0 million for the three months ended September 30, 2022. Increased expenses in the three months ended September 30, 2023 primarily relate to a $5.8 million increase in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $1.7 million increase in personnel related expenses, and a $1.4 million increase in other research and development expenses. These increases were partially offset by a $3.5 million decrease in expenses attributable to the activities of our subsidiaries.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 4% to $18.9 million for the three months ended September 30, 2023 from $18.1 million for the three months ended September 30, 2022. Increased expenses in the three months ended September 30, 2023 primarily relate to a $1.8 million increase in personnel related expenses, and a $0.4 million increase in other general and administrative expenses. These increases were partially offset by a $0.8 million decrease in professional fees and a $0.7 million decrease in expenses attributable to the activities of our subsidiaries.

Interest expense, net

Interest expense, net increased to approximately $18.6 million for the three months ended September 30, 2023 from $15.6 million for the three months ended September 30, 2022, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and increased interest expense recorded in connection with our finance leases, partially offset by increased interest income earned on our cash equivalents and short-term investments.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Research and development revenue

We recognized research and development revenue of approximately $8.5 million and $13.2 million during the nine months ended September 30, 2023 and 2022, respectively. Research and development revenues in the first nine months of 2023 primarily consisted of $7.2 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. Research and development revenues in the first nine months of 2022 primarily consisted of a $5.0 million milestone and $7.1 million related to the recognition of deferred revenue, both earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $34.5 million, to approximately $61.5 million for the nine months ended September 30, 2023, from $27.0 million for the nine months ended September 30, 2022, due to increased net sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant and the achievement of the final sales milestone under the HCR agreement and the recognition of approximately $25.3 million of these royalties as royalty milestone revenue in the nine months ended September 30, 2022.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense increased 26% to $167.8 million for the nine months ended September 30, 2023 from $133.4 million for the nine months ended September 30, 2022. Increased expenses in the nine months ended September 30, 2023 primarily relate to a $27.6 million increase in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $5.3 million increase in personnel related expenses, primarily due to increased headcount, and a $2.4 million increase in other research and development expenses. These increases were partially offset by a $0.9 million decrease in expenses attributable to the activities of our subsidiaries.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses increased 3% to $57.6 million for the nine months ended September 30, 2023 from $56.0 million for the nine months ended September 30, 2022. Increased expenses in the nine months ended September 30, 2023 primarily relate to a $3.8 million increase in personnel related expenses, largely due to increased headcount, and a $1.2 million increase in other general and administrative expenses. These increases were partially offset by a $2.0 million decrease in professional fees, primarily due to reduced consulting and external legal costs, and a $1.5 million decrease in expenses attributable to the activities of our subsidiaries.

Non-operating income (expense)

Non-operating income (expense) includes our foreign currency translation adjustment and other income or expense. Non-operating income decreased $9.4 million for the nine months ended September 30, 2023, from income of $9.7 million for the nine months ended September 30, 2022 to income of $0.2 million for the nine months ended September 30, 2023, primarily due to de minimis activity in the nine months ended September 30, 2023, compared to the recognition of a $6.6 million gain on the sale of property, plant and equipment and a $2.8 million gain on the partial forgiveness of a liability in the nine months ended September 30, 2022.

Interest expense, net

Interest expense, net increased to approximately $53.7 million for the nine months ended September 30, 2023 from $44.5 million for the nine months ended September 30, 2022, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and increased interest expense recorded in connection with our finance leases, partially offset by increased interest income earned on our cash equivalents and short-term investments.

Research and Development Programs

For the nine months ended September 30, 2023, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2023	2022	2021	2020
Antibody programs	Various	$122,981	$133,108	$141,266	$118,200
Vaccine adjuvant	STIMULON cpc QS-21	9,269	10,789	5,912	304
Cell therapies	Various	12,853	24,300	15,507	11,022
Other research and development programs	Various	22,743	18,494	15,923	13,091
Total research and development expenses		$167,846	$186,691	$178,608	$142,617

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.9 billion as of September 30, 2023. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through September 30, 2023, we have raised aggregate net proceeds of approximately $1.9 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 184.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 71.6 million shares of our common stock pursuant to the Sales Agreement during the nine months ended September 30, 2023, for aggregate net proceeds totaling $123.2 million. As of September 30, 2023, approximately 171.3 million shares remained available for sale under the Sales Agreement.

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

As of September 30, 2023, we had debt outstanding of $13.4 million in principal. In November 2022, we amended all of the outstanding 2015 Subordinated Notes, extending the due date by two years to February 2025.

Our cash, cash equivalents and short-term investments at September 30, 2023 were $106.3 million, a decrease of $87.1 million from December 31, 2022. Cash and cash equivalents of our subsidiary, MiNK, at June 30, 2023, were $10.6 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

Based on our current plans and projections, we believe that our cash resources of $106.3 million as of September 30, 2023, plus additional funding we anticipate from the achievement of a milestone under an existing partnership, will be sufficient to satisfy our liquidity requirements for at least one year from when these financial statements were issued. This milestone will be triggered upon dosing the first patient in a clinical trial which is currently screening patients and is expected to occur by end of 2023. However, until this event occurs, in accordance with the relevant accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

In addition to the expected milestone payment by end of 2023, we are in active discussions to sell two non-strategic assets expected to close in the first half of 2024 with an estimated aggregate value of approximately $65.0 million. These transactions could extend our cash resources well beyond 2024. We are also in advanced discussions for a potential structured financing for botensilimab/balstilimab, as well as a potential corporate collaboration with a large pharma or biotech company. None of these sources of cash involve equity or debt issuance.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include milestones and royalty payments from companies, including BMS, UroGen, Gilead, Incyte, and Merck; out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; royalty monetization; project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $601.3 million over the term of the related activities. Through September 30, 2023, we have expensed $519.8 million as research and development expenses and $500.7 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

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

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $183.8 million and $128.0 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 0.9% and 1.7% of our cash used in operations for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound, Euro, and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, AgenTus Therapeutics SA, a company formerly with operations in Belgium, and Agenus Switzerland a company formerly with operations in Switzerland.

We had cash, cash equivalents and short-term investments at September 30, 2023 of $106.3 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds and U.S. Treasury Bills, our carrying value approximates the fair value of these investments at September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to the risk factors described in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K, please note the additional Risk Factor included below.

Substantial doubt exists as to our ability to continue as a going concern

We have financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $106.3 million at September 30, 2023, plus additional funding we anticipate from the achievement of a milestone under an existing partnership, will be sufficient to satisfy our liquidity requirements for at least one year from when these financial statements were issued. This milestone will be triggered upon dosing the first patient in a clinical trial which is currently screening patients and is expected to occur by end of 2023. However, until this event occurs, in accordance with relevant accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

In addition to the expected milestone payment by end of 2023, we are in active discussions to sell two non-strategic assets expected to close in the first half of 2024 with an estimated aggregate value of approximately $65.0 million. These transactions could extend our cash resources well beyond 2024. We are also in advanced discussions for a potential structured financing for botensilimab/balstilimab, as well as a potential corporate collaboration with a large pharma or biotech company. None of these sources of cash involve equity or debt issuance.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include milestones and royalty payments from companies, including Bristol-Myers Squibb Company, UroGen Pharma Ltd., Gilead Sciences, Inc., Incyte Corporation, and Merck Sharpe & Dohme; out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; royalty monetization; project financing, and/or sales of equity securities.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

Date:	November 9, 2023	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer