Form 10-K
period 2023-12-31
AGENUS INC
filed 2024-03-14
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2023 (the last trading day of the registrant’s second fiscal quarter of 2023) was: $583.5 million. There were 418,920,071 shares of the registrant’s Common Stock outstanding as of March 8, 2024.

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

Agenus, MiNK, Prophage, Retrocyte Display and STIMULON are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

PART I

Item 1. Business

Our Business

We are a clinical-stage biotechnology company specializing in developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, adoptive cell therapies (via MiNK Therapeutics, Inc. ("MiNK")), and vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

Our most advanced antibody candidates are botensilimab (a multifunctional immune cell activator and human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (CTLA-4) blocking antibody, also known as AGEN1811) and balstilimab (a programmed death receptor-1 (PD-1) blocking antibody). Botensilimab aims to enhance responses to first-generation CTLA-4 antibodies, expand patient populations benefiting from CTLA-4 therapy, and is designed to minimize treatment-related side effects typically associated with CTLA-4 therapies. It is currently in Phase 2 trials for metastatic colorectal cancer (“mCRC”), pancreatic cancer (in combination with chemotherapy), and melanoma (in combination with balstilimab).

In total, over 900 patients have been treated with botensilimab alone and in combination with balstilimab and this combination has demonstrated clinical responses across nine cold and treatment-resistant cancers. In April 2023, botensilimab in combination with balstilimab received Fast Track designation from the U.S. Food and Drug Administration ("FDA") for the treatment of patients with not-microsatellite instability-high ("MSI-H")/deficient mismatch repair ("dMMR") metastatic colorectal cancer with no active liver involvement. Patients targeted with this designation are heavily pretreated with standard of care chemotherapy, anti-VEGF and anti-EGFR if RAS wild type. We completed enrollment of patients with refractory MSS mCRC non-active liver metastases ("NLM") in a Phase 1 trial (n~150) and randomized Phase 2 trial (n~230) in October 2023 and presented clinical data at the European Society of Medical Oncology (“ESMO”) Corporate event in October 2023. In the 70 efficacy evaluable patients in the refractory MSS mCRC NLM treatment setting, a 24% RECIST v1.1 response rate was observed in those treated with the BOT/BAL combination. Based on literature review, the response rate in a similar population treated with standard of care therapies ranges from 1% to 6.1%. The 12-month overall survival ("OS") rate is 74% with median OS not yet reached. Topline data from the ongoing Phase 2 study are expected in second half of 2024. The most common safety observations are immune-related diarrhea and colitis, which are managed in accordance with standard therapies. Grade 3 treatment related diarrhea/colitis occurred in approximately 14% of patients. Additional clinical data sets a path for expansion opportunities in pancreas, lung, neoadjuvant CRC, and melanoma.

Balstilimab and zalifrelimab, our first generation CTLA-4 antibody, have been evaluated in two Phase 2 clinical trials as both a monotherapy (balstilimab) and combination therapy (balstilimab/zalifrelimab) for treatment of patients with second-line cervical cancer. Both trials met their primary endpoints and development and regulatory pathways are under evaluation.

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

Additionally, in October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Expansion of clinical programs is currently underway, notably a Phase 2 clinical trial in 2L gastric cancer at Memorial Sloan Kettering Cancer Center. MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”). In addition to our lead clinical program, MiNK announced a collaboration with ImmunoScape, Inc. ("ImmunoScape") to discover and develop next-generation T-cell receptor therapies against novel targets in solid tumors. MiNK will combine its unique, proprietary library of T cell antigens with ImmunoScape’s platform for rapid discovery of novel T cell receptors.

Founded in 2021, our subsidiary, SaponiQx, stands at the forefront of saponin-based adjuvant discovery and manufacturing. Its mission is to provide scalable and affordable vaccine adjuvants to enhance global health. SaponiQx is building an innovative adjuvant platform to deliver both sustainable manufacturing approaches and a secure supply of known adjuvants, as well as discover novel adjuvants and develop new, more effective vaccines utilizing optimized antigen-adjuvant pairings. Adjuvants are substances known to enhance the body's immune response and are a key component of many existing vaccines. Its proprietary adjuvant, STIMULON QS-21, forms an integral part of the AS01 adjuvant used in several leading vaccines, including SHINGRIX made by GlaxoSmithKline Biologicals, S.A ("GSK").

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our Vision

Agenus envisions a future where I-O combinations will unlock the full potential of cancer treatment and provide patients with significantly extended and improved lives. We believe our fully integrated, end-to-end capabilities for novel target discovery, antibody generation, and cell line development to our cGMP manufacturing and clinical development and operations capabilities, together with a comprehensive and complementary portfolio will uniquely position us to produce potential novel therapies on accelerated timelines.

Our Strategy

Our strategy revolves around pioneering optimal combination treatments for cancer patients, with botensilimab as our cornerstone. Our immediate focus is the development of the botensilimab/balstilimab combination, our investigational therapy for the treatment of patients with metastatic CRC, no active liver metastases, previously treated with standard combination chemotherapy, anti-VEGF and anti-EGFR if RAS wild type We are pursuing a global regulatory strategy and aim to initiate submission of a biologics license application ("BLA") to the FDA for a potential accelerated approval by the end of 2024, followed by a planned submission to the European Medicines Agency ("EMA") in the first half of 2025.

In August 2023, we announced a strategic initiative to prioritize and focus resources to accelerate the development, registration, and commercialization of our botensilimab/balstilimab program where we have the greatest potential to benefit patients and to drive our future growth. Under this plan, we temporarily postponed all preclinical and clinical programs not related to botensilimab/balstilimab. The plan reduced operating expenses across our global organization by concentrating our quality, manufacturing, clinical, regulatory, and research & development resources on the botensilimab/balstilimab program to drive commercial readiness.

We plan to expand combinations with botensilimab by integrating balstilimab and other complementary approaches within our clinical portfolio, leveraging targets like LAG-3, ILT2, and our CD137 agonist, AGEN2373. These innovations aim to mitigate disease and modulate the tumor microenvironment with a favorable tolerability profile. We drive portfolio advancement through a blend of independent development and strategic partnerships with industry leaders. Our overarching goal is to introduce innovative combination therapies that substantially enhance the patient population benefiting from current I-O treatments.

We are advancing our portfolio through a combination of independent development and strategic partnerships with industry leaders.

Our Assets

Our assets encompass a comprehensive array of I-O therapeutics, including antibody-based treatments, monospecific and bispecific antibodies, cell therapy, and vaccine adjuvants. Notable components of our clinical-stage portfolio include botensilimab (AGEN1181), a human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (CTLA-4) blocking antibody, currently in Phase 2 trials in mCRC, pancreatic cancer, and melanoma, both as a monotherapy and in combination with balstilimab or chemotherapy; balstilimab (AGEN2034), a programmed death receptor-1 (PD-1) blocking antibody being evaluated in various combinations; AGEN2373, a CD137 antibody in Phase 1b trials; AGEN1423, a CD73/TGFβ TRAP antibody; AGEN1571, an ILT2 antibody. We have also leveraged partnerships to advance our portfolio at speed and finance the business. These include INCAGN1876, INCAGN2390, and INCAGN2385, each targeting different receptors and exclusively licensed to Incyte Corporation ("Incyte"); BMS-986442 (AGEN1777), a TIGIT bispecific antibody licensed to Bristol Myers Squibb Company ("BMS"); UGN-301, a zalifrelimab intravesical solution licensed to UroGen Pharma ("UroGen"). Finally, our subsidiary companies are advancing assets through exclusive licenses, including agenT-797, allogeneic iNKT cells licensed to MiNK; and QS-21 STIMULON, a cultured plant cell adjuvant used in various vaccines, including those by GSK.

Our Antibody Discovery Platforms and Immunotherapy Programs

Immunotherapies regulate the body’s immune response to cancer and have achieved positive outcomes in a number of cancers that were considered untreatable only a few years ago. Our pipeline includes several classes of immunotherapies:

1.
checkpoint inhibitors, which remove the tumor’s defenses that evade and suppress the immune system;

2.
immune activators, which train and activate a patient’s own immune cells for a potent and durable anti-cancer response; and
3.
tumor microenvironment ("TME") conditioning agents, which reduce local immune-suppression and attract immune cells to the cancer site.

We possess end-to-end capabilities in-house – from discovery through to manufacturing – that have enabled us to advance our discoveries at lower costs with efficiency and speed. These product development advantages allow us to manage a large portfolio of discoveries; and have given rise to clinical stage antibody candidates, pre-clinical programs, and partnerships (i.e., with BMS, Gilead Sciences, Inc. ("Gilead"), Incyte and Betta Pharmaceuticals Co., Ltd. (“Betta”)).

In addition to our lead clinical programs with botensilimab and the botensilimab/balstilimab combination, we presented updated data from a Phase 1 clinical trial of AGEN2373 in combination with botensilimab in patients with advanced solid tumors was presented at the American Society of Clinical Oncology in June 2023. AGEN2373 is the first CD137 agonist antibody to show single agent responses with no major toxicity. Responses were reported in patients with prostate cancer, ampullary carcinoma and metastatic vulvar squamous cell carcinoma. No hepatic toxicities, grade ≥3 treatment-related adverse events, or dose-limiting toxicities were observed at doses up to 10 mg/kg.

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

We have initiated a Phase 1 clinical trial of AGEN1571 as monotherapy, and in combination with botensilimab +/- balstilimab, in solid tumors.

Partnered Programs

In May 2021, we entered into a License, Development and Commercialization Agreement with BMS (the “BMS License Agreement”) pursuant to which we granted BMS an exclusive license to develop, manufacture and commercialize our proprietary TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million and, as of December 31, 2023, are eligible to receive up to $1.32 billion in aggregate development, regulatory and commercial milestone payments plus royalties on worldwide net sales of products containing AGEN1777. In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone. Under the BMS License Agreement, we retain an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. Additionally, we have the option, but not the obligation, to co-fund a minority of the global development costs of products containing AGEN1777 or its derivatives, in exchange for increased tiered royalties on U.S. net sales of co-funded products ranging from the mid-teens to low twenties percent and ex-U.S. net sales of co-funded products ranging from the low double digits to mid-teens percent. Finally, we also have the option to co-promote AGEN1777 in the U.S. In December 2023, we announced that the Phase 1 dose escalation in solid tumors was complete and that the first patient was dosed in the Phase 2 dose expansion portion of the ongoing CA115-001 clinical trial of BMS-986442 (also known as AGEN1777), triggering a $25.0 million milestone payment from BMS.

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

In January 2015, we entered into a collaboration with Incyte to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four immunotherapy programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015, we expanded the alliance by adding three novel undisclosed immunotherapy targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Targets under the collaboration were designated as either profit-share programs, where the parties shared all costs and profits equally, or royalty-bearing programs, where Incyte funded all costs, and we were eligible to receive milestones and royalties. Under the original collaboration agreement, programs targeting GITR, OX40 and two of the undisclosed targets were designated as profit-share programs, while the other targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. In February 2017, we and Incyte amended the terms of the original collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs with royalties on global net sales at a flat 15% rate for each. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to Agenus (the latter being our Fc enhanced TIGIT program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (GITR agonist) and INCAGN1949 (OX40 agonist). Incyte terminated the OX40 program, effective October 2023, and has notified us of their intent to terminate both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs revert back to us.

In April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed immunotherapy targets. In 2016, Merck selected a lead product candidate against ILT4, MK-4830, to advance into preclinical studies, and subsequently initiated a Phase 1 clinical trial in August 2018. In November 2020, Merck initiated a Phase 2 clinical trial with MK-4830, triggering a $10.0 million milestone payment to us. Under the terms of the agreement, Merck is responsible for all future product development expenses for MK-4830, and we are eligible to receive potential milestone payments plus royalties on any future sales. In 2024 Merck notified us that the further clinical development of MK-4830 will be limited to a neoadjuvant ovarian study of MK-4830 in combination with pembrolizumab and chemotherapy with or without bevacizumab that is ongoing.

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party and excluding the milestone we received from Incyte in the fourth quarter of 2018. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2023, we remain eligible to receive up to $283.5 million in potential development, regulatory and commercial milestones from Incyte.

In December 2022, we terminated our collaboration agreement with Recepta Biopharma SA (“Recepta”) for the development of balstilimab and zalifrelimab antibodies in certain South American countries and, as part of the termination, all related intellectual property rights were returned to Agenus.

SaponiQx & QS-21 STIMULON Adjuvant

QS-21 STIMULON is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja, and has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine adjuvants across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

In September 2021, we launched SaponiQx, our subsidiary building an integrated vaccine platform based on scalable and secure manufacturing of QS-21 STIMULON and other saponin-based adjuvants. In February 2024, SaponiQx and Ginkgo Bioworks, Inc. ("Ginkgo") announced a 5-year contract totaling up to $31.0 million from the Department of Defense’s Defense Threat Reduction Agency ("DTRA") to discover and develop next-generation vaccine adjuvants. The need for vaccines offering long-lasting efficacy and efficient production was amplified in the COVID-19 pandemic. The durability offered by QS-21 STIMULON has been validated by Shingrix, with protection exceeding nine years, but the supply is limited due to reliance on a complicated and expensive extraction process from a Chilean soap bark tree. To this end, SaponiQx is working with Phyton Biotech and Ginkgo to optimize the plant cell culture process which we have developed for the purposes of scalable manufacturing cpcQS-21 and next-generation saponin-based adjuvants. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop the plant cell culture process for cpcQS-21 STIMULON. Our goal is to establish a platform for optimized and scalable vaccine adjuvant formulations to address pandemic threats and other disease settings. In 2023, SaponiQx announced a pivotal advancement in vaccine research and production with the availability of cGMP STIMULON cultured plant cell (“cpc”) QS-21. STIMULON cpcQS-21 is a sustainable and cost-efficient alternative to conventionally extracted QS-21 from bark extract, used in high-performance vaccines such as SHINGRIX and AREXVY.

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

In January 2018, we sold 100% of all royalties we were entitled to receive from GSK to Healthcare Royalty Partners III, L.P. and certain of its affiliates (“HCR”) and used the proceeds to extinguish the debt under the Note Purchase Agreement. HCR paid approximately $190.0 million at closing for the royalty rights, of which approximately $161.9 was used to extinguish the prior notes, yielding us approximately $28.0 million in net proceeds. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). GSK’s net sales of Shingrix for the twelve months ended December 31, 2019, exceeded $2.0 billion. As a result, we received the First HCR Milestone of $15.1 million in 2020 after GSK’s net sales of Shingrix in

2019 exceeded $2.0 billion. GSK’s net sales of Shingrix for the twelve months ended June 30, 2022, exceeded $2.75 billion. As a result, we received the Second HCR Milestone of $25.25 million in 2022.

Manufacturing

Antibody Manufacturing

In December 2015, we acquired an antibody manufacturing pilot plant in Berkeley, California from XOMA Corporation (“XOMA”), which we refer to as “Agenus West.” A team of former XOMA employees with valuable chemistry, manufacturing and controls experience joined us and continue to operate the facility. Since the acquisition of Agenus West, we have made significant improvements in the plant, and added additional headcount increasing both scale and capacity. Agenus West is currently producing antibody drug substance for certain of our proprietary antibody programs (monospecific and bispecific). In some cases, we have been able to deliver clinical grade material from research cell banks in approximately six to nine months, which is significantly faster than the industry average of 12-18 months. Agenus West utilizes cutting-edge technology platforms, enabling us to be self-reliant and giving us the advantage of drug substance manufacturing speed, cost efficiency, operational flexibility and manufacturing technology transfer to commercial scale partners—all with desired product quality, and with the goal of benefiting patients. In November 2020, we entered into a long-term lease in Emeryville, CA for cGMP commercial manufacturing space. Construction of this end-to-end 83,000 square foot GMP clinical and commercial biologics manufacturing facility (from cell line development through Drug Product fill & finish, packaging and labeling) is complete and the facility is being commissioned for GMP manufacturing.

The quality control organization for all of our product candidates in Berkeley and Lexington, Massachusetts performs a series of release assays designed to ensure that our antibody drug substance meets all applicable specifications. Our quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with cGMP as mandated by the FDA and foreign regulatory agencies. Our manufacturing staff is trained and routinely evaluated for conformance to rigorous manufacturing procedures and quality standards. This oversight is intended to ensure compliance with FDA and foreign regulations and to provide consistent drug substance output. Our quality control and quality assurance staff are similarly trained and evaluated as part of our effort to ensure consistency in the testing and release of the product, as well as consistency in materials, equipment and facilities.

QS-21 STIMULON

Except in the case of GSK, we have retained worldwide manufacturing rights for QS-21 STIMULON, and we have the right to subcontract manufacturing for QS-21 STIMULON.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to approximately 36 issued United States patents and approximately 140 issued foreign patents. We also own, co-own or have exclusive rights to approximately 26 pending United States patent applications and approximately 263 pending foreign patent applications. We may not have rights in all territories where we may pursue regulatory approval for our product candidates.

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

Projected Patent Expiration Year on a Candidate by Candidate Basis

Candidate	U.S. Basic Product Patent Expiration Year (Projected)	E.U. Basic Product Patent Expiration Year (Projected)
Botensilimab(1)	2037	2037
Balstilimab(2)	2037	2036
Zalifrelimab(3)	2037	2036
AGEN2373(4)	2038	2038
AGEN1777 (BMS-986422)(5)	2042	2042
INCAGN2390(6)	2037	2037
INCAGN2385(7)	2037	2037
AGEN1571(8)	2043	2043

(1)
Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(2)
Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(3)
Patents co-owned by Agenus and licensed from Ludwig Institute for Cancer Research.
(4)
Patents owned by Agenus with option granted to Gilead.
(5)
Patents owned by Agenus, licensed to BMS.
(6)
Patents owned by Agenus and licensed to Incyte.
(7)
Patents owned by Agenus and licensed to Incyte.
(8)
Patents owned by Agenus.

Various patents and patent applications have been exclusively licensed to us by the following entity:

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

The I-O drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread out across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have I-O antibody programs, currently in clinical stage development targeting various pathways (as mono- or multi-specifics) including PD-1, CTLA-4, TIM-3, LAG-3, CD73, TGFb, CD137, ILT2, and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, nivolumab, an anti-PD-1 antibody, and relatlimab, an anti-LAG-3 antibody, and is currently developing agents targeting TIGIT and TGFb. BMS also has a next generation anti-CTLA-4 antibody in the clinic, which may be competitive to our next generation anti-CTLA-4 program, (2) Merck has an approved anti-PD-1 antibody, and has an anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody and an antibody targeting LAG-3 in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137, and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, an approved anti-CTLA-4 antibody, and has monoclonal antibodies targeting CD73, as well as bispecifics targeting CTLA-4, TIGIT, TIM-3 in clinical development (6) Merck KGaA has an approved anti-PD-L1 antibody as well as an anti-TIGIT antibody in clinic (7) GSK has an approved anti PD-1 antibody as well as antibodies targeting TIM-3 and TIGIT in the clinic (8) Coherus Biosciences has an approved anti-PD-1 antibody (9) Incyte has an approved anti-PD-1 antibody. Besides these PD-1 and PD-L1 antibodies that were approved in the U.S., we are also aware of competitors with approved PD-1 and PD-L1 agents in ex-U.S. geographies such as China. These include Innovent Biologics, Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai HengRui Pharmaceuticals, Beigene (Novartis has ex-China rights), CStone Pharmaceuticals, Gloria Biosciences (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories), Alphamab Oncology/3D Medicines and Akeso Bio.

We are also aware of other competitors with clinical-stage PD-1/PD-L1 agents including but not limited to AbbVie, Amgen, Arcus Biosciences, Biocad Ltd., Boehringer Ingelheim, Checkpoint Therapeutics, CSPC ZhongQi Pharmaceutical Technology, Genor Biopharma/ Apollomics, ImmuneOncia Therapeutics Inc., Janssen Pharmaceuticals, Lee’s Pharmaceuticals, Transcenta Holdings (previously Mabspace Biosciences), Maxinovel Pharmaceuticals, Novartis, 3D Medicines, Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Sinocelltech, Shandong New Time Pharmaceutical Co Ltd, and Lepu Biopharma (previously Taizhou Houdeaoke Technology). In addition, we are also aware of anti-PD-(L)1 monospecific agents that are preclinical in stage. We are also aware of competitors developing bispecifics targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 approaches, which may be competitive to our next-generation anti-CTLA-4 program (AGEN1181). For example, BMS has a next-generation CTLA-4 program in the clinic, a peptide masked version of the non-fucosylated anti CTLA-4 antibody; the peptide masked version is designed to localize activity to the tumor and minimize systemic toxicity associated with parent drug. We are also aware of other next-generation monospecifics targeting CTLA-4 in the clinic, including those from Harbour BioMed, OncoC4/BioNTech, Adagene, BioAtla and Xilio Therapeutics. We are also aware of companies advancing clinical stage, CTLA-4 targeting multispecifics as a next-generation approach, including, but not limited to, Macrogenics, Xencor, AstraZeneca, Akeso Biopharma and Alphamab. We are also aware of next-generation assets targeting CTLA-4 preclinically.

We are also aware of competitors with clinical stage drug candidates against CTLA-4, LAG-3, TIM-3, CD73, TGFb, and CD137, in addition to those named earlier in this section. Additionally, AGEN1777/BMS-986442, our TIGIT bispecific program licensed to BMS is now in clinical development; we are aware of clinical stage anti-TIGIT antibodies, including bispecifics, that could compete with this program. As outlined above, some of these include, but are not limited to AbbVie, Arcus Biosciences, Alligator Biosciences, Beigene, Compass Therapeutics, Compugen, Corvus Pharmaceuticals, CStone Pharmaceuticals, GSK, Innovent Biologics, Inhibrx, iTeos Therapeutics, Lyvgen Biopharma, MedPacto, Merck KGaA, Mereo Biopharma, Novartis, Pfizer, Servier, Scholar Rock, and Sanofi. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

Additionally, AGEN1571, our ILT2 antibody is now in clinical development. We are aware of other clinical stage anti-ILT2, and anti-HLA-G antibodies that could compete with this program. These include, but are not limited to, Biond Biologics/Sanofi, BMS, Merck, Immune-Onc Therapeutics and Gilead/Tizona Therapeutics. Additionally, some competitors are also developing ILT2 bispecifics; for example, NGM Biopharmaceuticals has a clinical stage bispecific co-targeting ILT2 and ILT4. We are also aware of competitor programs, in monospecific and bispecific formats, that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

Human Capital Resources and Employees

As of March 1, 2024, we had 389 employees, of whom 92 were PhDs and 21 were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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
•
Our product candidates are new molecular entities that could face challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted.
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
•
We have no prior experience as a company in marketing, selling and distributing products or performing commercial compliance.

Risks Related to Manufacturing and Supply

•
Manufacturing challenges could result in having insufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost.
•
We own and operate our own clinical scale manufacturing infrastructure, which is costly and time-consuming.
•
We have built and are in the process of qualifying our own commercial scale manufacturing facility, which is costly and time-consuming and will require regulatory approvals before the facility can begin manufacturing.

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
•
Our business operations and relationships with third parties are subject to extensive healthcare laws and regulations.
•
If we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review.
•
Healthcare reform initiatives may have an adverse effect on our business.

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
•
Our subsidiaries MiNK Therapeutics may be unsuccessful at advancing its cell therapy business, and SaponiQx, Inc. may be unsuccessful in advancing its vaccine adjuvant business. Our subsidiary, Atlant Clinical, may be unsuccessful in maintaining and growing its clinical research organization ("CRO") businesses.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2023, 2022, and 2021, were $257.4 million, $230.7 million and $28.7 million, respectively. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2023, we had $76.1 million of cash, cash equivalents and short-term investments. Based on our current plans and projections, we believe that our cash resources as of December 31, 2023, plus the milestone payment received in the first quarter of 2024, as well as additional funding we may receive from multiple sources, including out-licensing and/or partnering opportunities and the sale of non-strategic assets, and the repayment of our subordinated notes, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA and other comparable foreign regulatory authorities;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, other marketing or distribution arrangements and sale of non-strategic assets. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives as we did in August 2023 when we streamlined our operations to focus on our lead program. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline and we may become insolvent.

From time to time we have issued, and in the future may issue, projections regarding our future cash position. Such projections include the expectation that we will be able to raise additional funds from the aforementioned sources and our ability to do so is subject to the risks described herein.

General economic conditions in the United States and abroad, including the impacts of public health crises, such as the COVID-19 pandemic, the policies of the Biden Administration or otherwise, and geopolitical disputes and wars such the invasion of Ukraine by Russia or conflicts in the Middle East, may have a material adverse effect on the financial markets and our liquidity and financial condition, particularly if our ability to raise additional funds is impaired.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships, alliances and licensing arrangements and the sale of non-strategic assets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves.

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

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $76.1 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2023, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital, including funding anticipated from corporate events, to fund our operations through the end of the year and into 2025. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Our obligations to the holders of our promissory notes and certain finance leases could materially and adversely affect our liquidity and operations.

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

In 2021, we entered into a finance lease arrangement for the purchase of equipment installed in our Emeryville, CA facility. Under the terms of this agreement failure to maintain a minimum cash balance is an event of default as defined in the agreement. If the default is not cured or waived by the lessor, the lessor may take possession of the equipment which will significantly impact our manufacturing process.

If we do not have sufficient cash on hand to service or repay our 2015 Subordinated Notes, or to maintain our required minimum cash balance, we may be required to raise additional capital which entails the risks described herein.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

We regularly maintain cash balances at third-party financial institutions, such as Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. If another depository institution is subject to other adverse conditions in the financial or credit markets, it could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

While we intend to submit our first botensilimab/balstilimab BLA in refractory MSS CRC in 2024 subject to feedback from the FDA. The FDA may disagree that our data and development program are sufficient to support BLA filing or approval. For example, prior to the availability of the Phase 2 data FDA noted that data from our development program do not appear to conclusively favor one dosage of botensilimab over the other. We believe that our Phase 2 data will inform dose selection and we intend to discuss those data with the FDA in an upcoming meeting to determine whether it may be appropriate to pursue BLA approval of both doses. The FDA may disagree with our assessment and recommend that additional clinical studies be undertaken in support of dose selection. Furthermore, because botensilimab and balstilimab are both novel agents, and are being used in combination, any BLA submission for the combination will require significant information on each agent as well as the combination.

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

Even if we are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and private health insurers, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors may limit coverage to a population smaller than that implied in the label granted by regulatory authorities, and could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness or comparative benefit of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any one of our products once approved, market acceptance and commercial success would be reduced.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Multiple times last year we reported positive interim data from our lead trials of botensilimab (AGEN1181). For example, at the January 2023 ASCO GI Symposium, and in October 2023 at the ESMO Corporate Event, we reported new clinical responses from a Phase 1/2 trial of botensilimab (as a monotherapy and combination with balstilimab). Each of these results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of these candidates. There is no guarantee that botensilimab, balstilimab, zalifrelimab, or AGEN2373 (or any of our other earlier stage or partnered programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for any of these programs as a monotherapy or combination could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business and partnership prospects.

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

The development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, we are currently developing botensilimab and balstilimab in combination for the treatment of certain cancers. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. Additionally, developments related to one product or product candidate may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include, among other things, changes to the other product’s safety or efficacy profile, changes to the availability of the product, and quality, manufacturing and supply issues. Any of these developments could materially harm our business, financial condition and prospects.

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

If, as we announced in August 2023 due to our limited resources and access to capital, we prioritize development of certain product candidates such as botensilimab/balstilimab in refractory MSS CRC that ultimately proves to be unsuccessful, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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
•
The FDA or comparable foreign regulatory authorities may disagree with our selected dosing regimen or regimens or determine that additional data are needed to support dose selection;
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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial outcomes may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. To the extent that we seek regulatory approval of two novel candidates at the same time on an accelerated basis, the risks and challenges associated with the regulatory review and approval process may be even more significant.

Our product candidates are new molecular entities that could face challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted.

The general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from adequate and well-controlled, Phase 2 or 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients dosed in well-controlled trials that have significant costs and may take years to complete. We may seek to utilize, among other strategies, FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain rare diseases, cancer and autoimmune diseases, but the FDA may not agree with our plans. The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs granted accelerated approval, FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. The Food and Drug Omnibus Reform Act of 2022 gave FDA the authority to require, as appropriate, a post-approval study to be underway prior to granting accelerated approval. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis. Even if we do receive accelerated approval from the FDA for one or more of our product candidates, there is no guarantee that we will be able to successfully complete one or more confirmatory trials needed to obtain full approval.

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

If any of our product candidates receive marketing approval, whether as single agents or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and physicians could continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any future products, if approved for commercial sale, will depend on a number of factors, including:

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other payors are critical to new product acceptance.

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates for which we seek regulatory approval. Government authorities and private third-party payors decide which medications they will pay for and establish reimbursement levels. Obtaining and maintaining adequate reimbursement for our product candidates, if approved, may be difficult. Moreover, the process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Further, one payor’s determination to provide coverage for a product or decision regarding reimbursement does not assure that other payors will also provide coverage and reimbursement for our products, if they are approved.

A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. There may be significant delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable regulatory authorities outside the United States. Third-party payors may also seek, with respect to an approved product, additional clinical evidence, including comparative effectiveness evidence, that goes beyond the data required to obtain marketing approval in order to demonstrate clinical benefits and value relative to other therapies before covering our products. If so, we may be required to conduct additional pharmacoeconomic studies beyond what is required for marketing approval. Third party payors providing coverage may nonetheless manage utilization, including by implementing a drug formulary, establishing different copays for different drugs or requiring a prescriber to obtain prior authorization from the relevant third-party payor before a drug will be covered for a particular patient.

We expect to experience pricing pressures in connection with the sale of our product candidates. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, regulatory approval, sale and distribution. Reimbursement for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used; may be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense and new products face increasing challenges in entering the market successfully. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or requested by private payors in exchange for coverage and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold. Our ability to commercialize our product candidates successfully may be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. Accordingly, we cannot be sure that reimbursement will be available for any drug that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

In November 2020, we entered into a long-term lease in Emeryville, CA for cGMP commercial manufacturing space. Construction of this end-to-end 83,000 square foot GMP clinical and commercial biologics manufacturing facility (from cell line development through Drug Product fill & finish, packaging and labeling) is complete. It is being commissioned for GMP manufacturing but may take longer or be more costly than we anticipated. We have never built, owned or operated a commercial manufacturing building, and there is no guarantee that we will be successful doing so.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority regulation and approval process. In complying with the manufacturing regulations of the FDA and comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money, and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. If we or our CMOs are unable to reliably produce products in compliance with cGMPs and to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product in compliance with cGMPs and to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, failure to comply with FDA or foreign regulatory authority requirements could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We have given our corporate QS-21 STIMULON licensee, GSK, manufacturing rights for QS-21 STIMULON for use in their product programs. We have retained the right to manufacture QS-21 for ourselves and third parties, although no other such programs are anticipated to bring us substantial revenues in the near future, if ever. We have some internal supply in-house and from a third-party supplier(s) and manufacturer(s), we have also contracted with a new third party to become an alternative long-term supply partner for some aspects of manufacturing this adjuvant. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process with the goal of ensuring the continuous future supply of QS-21 STIMULON adjuvant. While we are pursuing this in partnership with Phyton Biotech and Ginkgo, there is no guarantee that we will be successful in developing a scalable process. In February 2024, SaponiQx and Ginkgo announced a 5-year contract totaling up to $31 million from the DTRA to discover and develop next-generation vaccine adjuvants, but we cannot be certain that we will be successful with this contract in developing promising new adjuvants.

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

Risks Related to Our Reliance on Third Parties

We are dependent upon our collaborations with BMS, Gilead, Incyte and Betta to further develop and commercialize certain of our antibody programs. If we or BMS, Gilead, Incyte or Betta Pharmaceuticals fail to perform as expected, the potential for us to generate future revenues under such collaborations could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.

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
•
the FDA or comparable foreign regulatory authorities may disagree with our selected dosing regimen or regimens or determine that additional data are needed to support dose selection;
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

We may seek a Breakthrough Therapy Designation ("BTD") for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a BTD for a product candidate may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development program.

If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation ("FTD"). The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure our stockholders that the FDA would decide to grant it. We may not experience a faster development process, review or approval compared to conventional FDA procedures for the product candidate for which we have received, or may receive in the future, FTD. The FDA may withdraw FTD if it believes that the designation is no longer supported by data from our clinical development program. FTD alone does not guarantee qualification for the FDA’s priority review procedures. Neither FTD nor BTD changes the scientific or medical standards for approval or the quality of evidence necessary to support approval.

In April 2023, we received FTD for investigation of botensilimab in combination with balstilimab for the treatment of patients with relapsed or refractory metastatic MSS CRC in patients with non-active liver metastases.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness over available therapies, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA is to take action on the marketing application within six months of the 60-day filing date, rather than the standard review period of ten months from filing. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. A priority review does not change the scientific or medical standards for approval or the quality of evidence necessary to support approval. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Our business operations and current and future arrangements with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to investigations, litigation, criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our business operations and current and future arrangements with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved. Such laws, some of which may apply only after our products are approved for marketing, include:

•
the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;
•
the federal False Claims Act (“FCA”), which imposes criminal and civil penalties on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government and actions under the FCA may be brought by private whistleblowers as well as the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for the purposes of the FCA;
•
the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by a Medicare or a state healthcare program;
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy security, and transmission or individually identifiable health information which apply to many healthcare providers, physicians and third-party payors with whom we interact;
•
the federal false statement statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for healthcare benefits, items or services;
•
the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act, or EKRA, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities, and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
•
the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•
federal laws, such as the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the so-called federal “sunshine law” or Open Payments which requires manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other “transfers of value” to teaching hospitals, physicians and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and state laws which regulate interaction between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures; or pricing information and/or require licensing of sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, amount other foreign laws.

We have adopted and revised our code of business conduct and ethics which we review and update on a periodic basis, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and other laws and regulations will involve substantial costs. Given the breadth of the laws and regulations and narrowness of any exceptions, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, regulatory authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations, including our consulting agreements and other relationships with healthcare providers.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to actions including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly, time consuming, and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Even if we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit how we market and manufacture our products, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If any such actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in statutes, regulations or the interpretation of the same could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of initiatives to reform delivery of, or payment for healthcare, which include initiatives to reduce the cost of healthcare generally and drugs specifically. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act(“ACA”), which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals.

Beyond the ACA, there have been and are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility and improve quality of care.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates, if and when approved for marketing, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our product candidates’ commercial success. For example, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2032. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions (including sanctions against Russia following their invasion of Ukraine), and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The Russian invasion of Ukraine has resulted in new and expanded U.S. and EU sanctions against Russia which have impacted the conduct of business with Russian entities, has and may continue to impact existing sales of services within Russia by our wholly-owned, independently-operated subsidiary, Atlant Clinical, a CRO based in Moscow, Russia, which we acquired in 2020.

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

As of December 31, 2023, we had U.S. federal and state net operating loss, or Net Operating Losses (“NOLs”), carryforwards of $814.1 million and $390.7 million, respectively, which may be available to offset future taxable income. The federal NOLs include $505.7 million which expire at various dates through 2037 and $308.4 million which carryforward indefinitely. The state NOLs expire at various dates through 2043, with the exception of $1.7 million of these net operating loss carryforwards which do not expire. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $7.5 million and $1.8 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2024. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

In addition, as we advance our research and development efforts with our institutional and corporate collaborators, we are seeking patent protection for newly identified therapeutic antibodies and product candidates. We can provide no assurance that any of our patents, including the patents that we acquired or in-licensed in connection with our acquisition of 4-AB, will have commercial value, or that any of our existing or future patent applications, including the patent applications that we acquired or in-licensed in connection with our acquisition of 4-AB, will result in the issuance of valid and enforceable patents.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect our product candidates or patents which effectively prevent others from commercializing competitive technologies and product candidates.

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

Over the past several years, we have expanded our headcount through various acquisitions and the expansion of our research, development and manufacturing infrastructure and activities both nationally and internationally, while at the same time, in May 2022, we announced that we had reduced expenses by approximately 20% to improve efficiency and focus on our most promising development candidates, such as botensilimab. Further, in August 2023, we announced that we had further realigned our personnel and resources to focus on progression of our lead program, botensilimab, in metastatic MSS CRC, including a 25% overall reduction in employees. To manage these organizational changes, we must continue to implement and improve our managerial, operational, and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

As part of our efforts to optimize efficiency across our organization, we previously closed offices in Germany and Switzerland and consolidated these operations in the UK. In January 2020, our subsidiary MiNK closed its Waterloo, Belgium office and consolidated those operations in our Lexington, MA facility. In March 2020, as a result of the COVID-19 pandemic, we completed a company-wide reduction in force. If as a result of these or similar future efforts we identify management or operational gaps in connection with our changes, it could cause delays in discovery timelines and increased costs for certain of our internal and partnered programs, which also could have an adverse effect on our business, financial condition and results of operations. We believe that we have completed the process of liquidating Agenus Switzerland. Certain intellectual property rights were transferred from Switzerland to the United States or elsewhere to support licensing transactions with third parties. Following those transfers, tax authorities in Canton Basel notified Agenus Switzerland of tax outstanding tax obligations of approximately CHF 4.0 million for tax years 2018 – 2020 combined and sought and obtained court orders to collect such sums from Agenus Switzerland (formerly 4-AB), or in the alternative liquidate the business. As part of its wind down, Agenus Switzerland transferred all remaining intellectual property rights to Agenus Inc. effective December 2022. There could be additional adverse tax consequences in Switzerland resulting from the migration of those remaining intellectual property rights as part of the final wind down of the business, which could have an adverse effect on our business and operations.

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

We own an antibody pilot plant manufacturing facility and in November 2020, entered into a long-term lease in Emeryville, CA for cGMP commercial manufacturing space. Construction of this end-to-end 83,000 square foot. GMP clinical & commercial biologics manufacturing facility (from cell line development through Drug Product fill & finish, packaging and labeling) is being commissioned. These locations are in an area of seismic activity near active earthquake faults and active wildfire activity. We do not maintain earthquake insurance coverage for our owned and leased properties in Berkeley, CA or Emeryville, CA.

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

The operations of our strategic partners could also be impacted by calamities or public health crises, which could materially and adversely affect our cash resources and operations. For instance, at the beginning of 2020, we projected receipt of approximately $60.0 million of cash milestone payments from existing partners in 2020. Although we did receive $25.1 million of this in 2020, as a result of the impact of COVID-19 on our partner’s programs and trials, the remaining $35.0 million was delayed and not received in 2020, which impacted our cash runway and ability to fund our operations. Additional delays resulting from other crises are likely to materially adversely affect our business.

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

Our subsidiary, MiNK, successfully closed an IPO in October 2021. We have made substantial investments in MiNK. There is no guarantee that it will be able to continue to attract funding from other sources, and, even if the business receives such funding, there is no guarantee that it will be successful.

MiNK closed an IPO in October 2021. As of December 31, 2023, we owned 21,772,863 shares, representing approximately 63% of MiNK’s common stock. There is no guarantee that MiNK will be able to attract external funding in the future. If external funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK will be successful in advancing one or more product candidates through clinical development. In February 2024, we acquired from MiNK a convertible promissory note in the principal amount of $5 million and if external funding is not available, we may need to provide additional funding.

On February 23, 2024, MiNK was notified by the Nasdaq Staff that MiNK was not in compliance with Nasdaq’s Minimum Value of Listed Securities requirement of $35 million and that Nasdaq has provided MiNK with 180 calendar days, or until August 21, 2024, to regain compliance. On February 26, 2024, MiNK was notified by the Nasdaq Staff that MiNK was not in compliance with the Bid Price Requirement because Nasdaq’s bid price for its common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. Nasdaq provided MiNK 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Requirement. As of March 14, 2024, MiNK was still not in compliance with these requirements. There is no assurance MiNK will maintain its listing on The Nasdaq Capital Market.

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

On December 4, 2023, we were notified by the Nasdaq Staff that we are not in compliance with the Bid Price Requirement because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. Nasdaq provided us 180 calendar days, or until June 3, 2024, to regain compliance with the Bid Price Requirement. Compliance can be achieved by maintaining a closing bid price of at least $1.00 per share for at least 10 consecutive business days prior to the expiration of our 180 calendar day grace period. However, the Nasdaq Staff has the discretion to monitor the closing bid price for up to 20 business days, in certain circumstances, before deeming a company back in compliance. As of March 14, 2024, we have not achieved compliance with the Bid Price Requirement.

In the event that compliance is not achieved by June 3, 2024, we could be eligible for an additional 180-day period to meet the requirement. Eligibility for this extension includes meeting the continued listing requirement of market value and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price. We would also need to indicate our commitment to resolving this deficiency. Should we not meet the minimum bid price requirement within the given periods and any granted extensions, Nasdaq will issue a delisting notice. However, we retain the right to request a review of this decision by a Nasdaq hearing panel and can further appeal any panel decision to the Nasdaq Listing and Hearing Review Council. There can be no assurance that we will regain compliance with the Bid Price Requirement prior to our June 4, 2024 compliance deadline, that an extension will be granted, or that an appeal would be successful, thereby allowing us to remain listed on The Nasdaq Capital Market beyond the hearing date.

On February 15, 2024 we announced a Special Meeting of Stockholders to be held on April 3, 2024, at which our stockholders will vote on an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-20. If approved, the Certificate of Amendment will be filed with the Secretary of State of the State of Delaware to effect the amendment to our Certificate of Incorporation as soon as practicable after the Special Meeting. However, the Board reserves the right to abandon the amendment to our Certificate of Incorporation without further action by our stockholders at any time before the effectiveness of the filing with the Secretary of State of Delaware of the Certificate of Amendment to the Company’s Certificate of Incorporation, even if the proposed amendment has been authorized by our stockholders at the special meeting. Although the Board expects that a reduction in outstanding shares of common stock resulting from a reverse stock split will result in an increase in the per share price of the Company’s common stock and the ability to regain compliance with the Minimum Bid Rule, there is no assurance that such a result will occur or that a reverse stock split alone will guarantee our continued listing on The Nasdaq Capital Market. Further, the liquidity of our publicly traded common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split, and the reverse-split adjusted stock price and our market capitalization may decline following a reverse stock split.

The trading volume and public trading price of our common stock has been volatile.

During the period from our initial public offering on February 4, 2000 to December 31, 2023, and the twelve-months ended December 31, 2023, the closing price of our common stock has fluctuated between $0.63 and $315.78 per share and $0.63 and $2.31 per share, respectively. The average daily trading volume for the twelve-months ended December 31, 2023 was approximately 5,979,632 shares. The market in general, and biotechnology companies in particular, may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 8, 2024, we had 418,920,071, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 70,200,000 shares of common stock under our equity incentive plans, and to permit the sale of 1,500,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 2,167,000 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 775,000 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 31,100,319 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 350,000,000 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of December 31, 2023, an aggregate of approximately 213.5 million of these shares remained available for sale. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 4,962,779 shares of common stock in July 2020. As part of our collaboration with Gilead, we completed a private placement of 11,111,111 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2023, warrants to purchase approximately 1,980,000 shares of our common stock with a weighted average exercise price per share of $2.87 were outstanding.

As of December 31, 2023, options to purchase 42,827,211 shares of our common stock with a weighted average exercise price per share of $3.25 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2023, we had 29,002,299 vested options and 543,278 non-vested shares outstanding.

As of December 31, 2023, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 333,333 shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the Information Systems Audit and Control Association’s Control Objectives for Information Technologies framework and National Institute of Standards and Technology cybersecurity framework, as well as threat trends identified by multiple external and internal cybersecurity intelligence reports.

Our cybersecurity risk management program is aligned to our business strategy and has been incorporated into our enterprise risk management process.

We contract with external firms to assess our cybersecurity controls. We have processes in place to identify and evaluate risks associated with third party vendors and suppliers. In addition, we have systems in place to maintain business continuity and disaster recovery. To date, we have not experienced any material cybersecurity incidents.

We describe whether and how risks from cybersecurity threats are reasonably likely to affect our business, results of operations and financial condition, under the heading “Our internal computer systems, or those of our third-party CROs, CMOs, licensees, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations or could subject us to sanctions and penalties that could have a material adverse effect on our reputation or financial condition.” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which is incorporated by reference into this Item 1C.

Cybersecurity Governance

Our Audit Committee of the Board of Directors has oversight responsibility for risks and incidents related to cybersecurity threats. Our Chief Information Officer is a member of our Enterprise Risk Management Committee and provides the Audit Committee and the Board of Directors periodic reports on our cybersecurity risks and any material cybersecurity incidents.

Our team of cybersecurity professionals is led by our Chief Information Officer, who has over 20 years of experience in cybersecurity in regulated industries. Our cybersecurity team monitors the prevention and detection of cybersecurity events and is responsible for incident response and remediation.

Item 2. Properties

We lease our main research and development, manufacturing and corporate offices in Lexington, Massachusetts occupying approximately 82,000 square feet. This lease agreement terminates in August 2033.

We own a manufacturing facility of approximately 24,000 square feet in Berkeley, California that is used in the production and manufacture of antibody product candidates.

In November 2020, we entered into a long-term lease in Emeryville, California for cGMP commercial manufacturing space. Construction of this end-to-end 83,000 square foot clinical and commercial biologics manufacturing facility (from cell line development through Drug Product fill & finish, packaging and labeling) has been completed and the facility is being commissioned for GMP manufacturing. This lease terminates in December 2036 with the option to renew for two additional ten-year terms.

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

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.” As of March 1, 2024, there were 522 holders of record and 46,464 beneficial holders of our common stock.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2018 to December 31, 2023, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2018. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Agenus Inc.	100.00	171.01	133.61	135.29	100.84	34.87
Nasdaq Stock Market (U.S. Companies) Index	100.00	135.23	194.24	235.78	157.74	226.24
Nasdaq Biotechnology Index	100.00	124.41	156.36	155.37	138.42	143.60

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

In addition to our diverse pipeline, we have established fully integrated capabilities encompassing novel target discovery, antibody generation, cell line development, and current good manufacturing practice ("cGMP") manufacturing. We believe these integrated capabilities enable us to develop and, if approved, commercialize novel candidates on accelerated timelines compared to industry standards. Through independent development and strategic partnerships, we leverage our scientific expertise and capabilities to drive innovation in the I-O field.

Our I-O portfolio is driven by several platforms and programs, which we plan to utilize individually and in combination:

•
Multiple antibody discovery platforms, including proprietary display technologies, to identify future antibody candidates.
•
Antibody candidate programs, including our lead assets, botensilimab (a multifunctional immune cell activator and human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (CTLA-4) blocking antibody, also known as AGEN1811) and balstilimab (a programmed death receptor-1 (PD-1) blocking antibody).
•
Our saponin-based vaccine adjuvant platform, primarily centered around our STIMULON™ cultured plant cell (“cpc”) QS-21 adjuvant (“STIMULON cpcQS-21”).
•
A pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies for treating cancer and other immune-mediated diseases, controlled by MiNK.

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, botensilimab (AGEN1181), is progressing through multiple clinical programs designed to support accelerated development as a monotherapy and in combination with balstilimab. In April 2023, botensilimab in combination with balstilimab received Fast Track designation from the U.S. Food and Drug Administration ("FDA") for the treatment of patients with not-microsatellite instability-high ("MSI-H")/deficient mismatch repair ("dMMR") metastatic colorectal cancer with no active liver involvement. Patients targeted with this designation are heavily pretreated with standard of care chemotherapy, anti-VEGF and anti-EGFR if RAS wild type. We completed enrollment of patients with refractory MSS mCRC non-active liver metastases ("NLM") in a Phase 1 trial (n~150) and randomized Phase 2 trial (n~230) in October 2023. We are pursuing a global regulatory strategy and aim to initiate submission of a biologics license application ("BLA") to the FDA for a potential accelerated approval by the end of 2024, followed by a planned submission to the European Medicines Agency in the first half of 2025.

We have established collaborations with several companies, including Bristol-Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), UroGen Pharma Ltd. ("UroGen"), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), and Merck Sharpe & Dohme (“Merck”). These collaborations, along with our internal programs, have resulted in over a dozen antibody pre-clinical or clinical development programs.

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $315.0 million in potential milestone payments plus royalties on any future sales. Incyte has terminated the OX40 program, effective October 2023, and has notified us of their intent to terminate both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs revert back to us.

Pursuant to our collaboration and license agreement with Merck, we exclusively licensed to Merck a monospecific antibody targeting ILT4 (MK-4830), which Merck advanced in a Phase 2 clinical trial. In 2024 Merck notified us that the further clinical development of MK-4830 will be limited to a neoadjuvant ovarian study of MK-4830 in combination with pembrolizumab and chemotherapy with or without bevacizumab that is ongoing.

In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of December 31, 2023, we remain eligible to receive up to $283.5 million in potential development, regulatory and commercial milestones from Incyte.

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

In May 2021, we entered into a License, Development, and Commercialization Agreement with BMS for our pre-clinical anti-TIGIT bispecific antibody program, AGEN1777. BMS received an exclusive worldwide license to develop, manufacture, and commercialize AGEN1777 and its derivatives. We retained an option to access the licensed antibodies for use in clinical studies in combination with certain pipeline assets. We received a non-refundable upfront cash payment of $200.0 million and, as of December 31, 2023, are eligible to receive up to $1.32 billion in development, regulatory, and commercial milestone payments, along with tiered royalties. BMS is responsible for all associated costs, and we have the option to co-fund a minority of global development costs in exchange for increased tiered royalties. We also have the option to co-promote AGEN1777 in the U.S. In October 2021, we achieved a $20.0 million milestone upon the dosing of the first patient in the AGEN1777 Phase 1 clinical trial and in December 2023, we announced that the first patient was dosed in an AGEN1777 Phase 2 clinical trial, triggering the achievement of a $25.0 million milestone. We received this milestone in January 2024.

In September 2021, we launched SaponiQx to lead innovation in novel adjuvant discovery and vaccine design, focusing on our saponin-based adjuvants. We are particularly dedicated to the development of the next-generation cultured plant cell QS-21 STIMULON. To support this initiative, we partnered with Ginkgo to develop SaponiQx’s saponin products from sustainably sourced raw materials. Our goal is to meet the demands of the vaccine industry, especially for pandemic vaccines.

Our bark extract QS-21 adjuvant is partnered with GSK and plays a vital role in multiple GSK vaccine programs. These programs are at various stages, including GSK’s approved shingles and RSV vaccines, SHINGRIX and AREXVY, which received FDA approval in the United States in October 2017 and May 2023, respectively. In January 2018, we entered into a Royalty Purchase Agreement with Healthcare Royalty Partners III, L.P. and certain of its affiliates (together, “HCR”), pursuant to which HCR purchased 100% of our worldwide rights to receive royalties from GSK on GSK’s sales of vaccines containing our QS-21 adjuvant. We do not incur clinical development costs for products partnered with GSK. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). We received the First HCR Milestone after GSK’s net sales of Shingrix for the twelve months ended December 31, 2019 exceeded $2.0 billion. The Second HCR Milestone was received in 2022 after GSK’s net sales of Shingrix for the twelve months ended June 30, 2022 exceeded $2.75 billion.

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

In October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Expansion of clinical programs is currently underway, notably a Phase 2 clinical trial in 2L gastric cancer at Memorial Sloan Kettering Cancer Center. MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”). In addition to our lead clinical program, MiNK announced a collaboration with ImmunoScape, Inc. ("ImmunoScape") to discover and develop next-generation T-cell receptor therapies against novel targets in solid tumors. MiNK will combine its unique, proprietary library of T cell antigens with ImmunoScape’s platform for rapid discovery of novel T cell receptors.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our research and development expenses for the years ended December 31, 2023, 2022, and 2021, were $234.6 million, $186.7 million, and $178.6 million, respectively. We have incurred significant losses since our inception. As of December 31, 2023, we had an accumulated deficit of $1.96 billion. We are likely to continue to incur losses until we become a commercial company generating profits.

Historical Results of Operations

The comparison of 2022 to 2021 results has been omitted from this Form 10-K but can be found in our Form 10-K for the year ended December 31, 2022 – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on March 16, 2023.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Research and development revenue

We recognized research and development (“R&D”) revenue of approximately $38.8 million and $17.0 million during the years ended December 31, 2023 and 2022, respectively. R&D revenues for the year ended December 31, 2023, primarily consisted of a $25.0 milestone earned under our BMS License Agreement and $12.2 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements. R&D revenues for the year ended December 31, 2022, primarily consisted of $5.0 million milestone and $9.5 million related to the recognition of deferred revenue, both earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant to HCR. As described in Note 19 to our Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $69.3 million, to approximately $114.6 million for the year ended December 31, 2023, from $45.3 million for the year ended December 31, 2022, due to increased net sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant, including net sales of AREXVY, that GSK launched in 2023.

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

Research and development expense

R&D expense include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. R&D expense increased 26% to $234.6 million for the year ended December 31, 2023 from $186.7 million for the year ended December 31, 2022. Increased R&D expenses in the year ended December 31, 2023 primarily relate to a $44.6 million increase in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $3.8 million increase in personnel related expenses, primarily due to increased headcount through the third quarter of 2023 and increased share-based compensation expense, and a $5.7 million increase in depreciation expense, primarily due to our new biologics manufacturing facility. These increases were partially offset by a $0.9 million decrease in other R&D expenses and a $5.4 million decrease in expenses attributable to the activities of our subsidiaries.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 3% to $78.7 million for the year ended December 31, 2023 from $81.0 million for the year ended December 31, 2022. Decreased G&A expenses in the year ended December 31, 2023 primarily relate to a $4.5 million decrease in professional fees, primarily due to reduced external legal costs, and a $3.2 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $4.0 million increase in personnel related expenses, primarily due to increased headcount and increased share-based compensation expense, and a $1.4 million increase in other general and administrative expenses.

Non-operating income

Non-operating income decreased $12.5 million for the year ended December 31, 2023, from income of $12.6 million for the year ended December 31, 2022, to income of $37,000 for the year ended December 31, 2023, primarily due to de minimis activity in 2023, compared to the recognition of a $16.3 million gain on the sale of property, plant and equipment and a $2.8 million gain on the partial forgiveness of a liability, partially offset by a $6.1 million loss on the impairment of lease ROU assets in 2022.

Interest expense, net

Interest expense, net increased to $97.9 million for the year ended December 31, 2023 from $61.9 million for the year ended December 31, 2022, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and increased interest expense recorded in connection with our finance leases, partially offset by increased interest income earned on our cash equivalents and short-term investments.

Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Research and Development Programs

For the year ended December 31, 2023, our R&D programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2023	2022	2021	Prior to 2021	Total
Antibody programs	Various	$178,445	$133,108	$141,266	$597,899	$1,050,718
Vaccine adjuvant	QS-21 Stimulon	10,296	10,789	5,912	15,485	42,482
Cell therapies	Various	16,283	24,300	15,507	45,622	101,712
Other research and development programs	Various	29,545	18,494	15,923	461,168	525,130
Total research and development expenses		$234,569	$186,691	$178,608	$1,120,174	1,720,042

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

We and our partners currently have multiple antibody programs in pre-clinical or clinical development, which include our next generation anti-CTLA-4 antibody, botensilimab, an IgG1 anti-CTLA-4 antagonist, our anti-PD-1, balstilimab, and anti-CTLA-4, zalifrelimab, programs (both partnered with Betta in Greater China), our anti-CD137 (AGEN2373), which Gilead has an exclusive option to license exclusively, an anti-TIGIT bispecific antibody, AGEN1777, exclusively licensed to BMS, AGEN1571, an ILT2 monospecific antibody, and the following antibody programs both partnered with Incyte: anti-LAG3 (INCAGN2385) and anti-TIM3 (INCAGN2390). For additional information regarding our antibody discovery platforms and immunotherapy programs, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

QS-21 STIMULON Adjuvant

QS-21 STIMULON is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja, and has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine adjuvants across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop an alternative, plant cell culture-based manufacturing process to ensure the continuous future supply of QS-21 STIMULON adjuvant which our subsidiary, SaponiQx, is pursuing in partnership with Phyton Biotech and Ginkgo Bioworks. For additional information regarding QS-21 STIMULON, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Cell Therapies

Our majority owned subsidiary, MiNK, is a focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKTs have a dual-mechanism of action with an internal targeting and homing device that modulates both arms of immunity, innate and adaptive. iNKTs combine the killing features of natural killer cells with the durable memory response of T cells. iNKT cells have been demonstrated to be highly effective in treating solid tumor cancers in their native form and MiNK has demonstrated that these cells can be further engineered or edited for super-targeting. For additional information regarding iNKT cell therapies, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $1.96 billion as of December 31, 2023. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through December 31, 2023, we have raised aggregate net proceeds of approximately $1.9 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”), covering common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 184.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 84.4 million and 24.0 million shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2023 and the period of January 1, 2024 through March 8, 2024, respectively, and received aggregate net proceeds totaling $149.8 million. As of March 8, 2024, approximately 134.5 million shares remained available for sale under the Sales Agreement.

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

As of December 31, 2023, we had debt outstanding of $13.1 million in principal. In November 2022, we amended all of the outstanding 2015 Subordinated Notes, extending the due date by two years to February 2025.

Our cash, cash equivalents and short-term investments at December 31, 2023 were $76.1 million, a decrease of $117.2 million from December 31, 2022. Cash and cash equivalents of our subsidiary, MiNK, at September 30, 2023, were $6.4 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

We have financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $76.1 million as of December 31, 2023, plus the milestone payment received in the first quarter of 2024, as well as additional funding we may receive from multiple sources, including out-licensing and/or partnering opportunities and the sale of non-strategic assets, and the repayment of our subordinated notes, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2025.

We are in discussions to sell, or use as collateral for financing, two non-strategic assets. We are also in discussions for a potential structured financing for botensilimab/balstilimab, as well as a potential corporate collaboration with a large pharma or biotech company. These transactions could further extend our cash resources. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include milestones and royalty payments from companies, including BMS, UroGen, Gilead, and Incyte; out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; royalty monetization; project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various cancellable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $645.4 million over the term of the related activities. Through December 31, 2023, we have expensed $552.3 million as research and development expenses and $507.0 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $224.2 million and $175.4 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our material cash requirements from known contractual and other obligations as of December 31, 2023 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$14,384	$1,242	$13,142	$—	$—
Operating leases (2)	119,297	9,887	19,948	20,546	68,916
Finance leases (3)	16,559	11,669	4,831	59	—
Total	$150,240	$22,798	$37,921	$20,605	$68,916

(1)
Includes fixed interest payments. See Note 18 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our debt.
(2)
The leases for our properties expire at various times between 2025 and 2036.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 1.0% and 1.7% of our cash used in operations for the years ended December 31, 2023 and 2022, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound, Euro, and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, AgenTus Therapeutics SA, a company formerly with operations in Belgium, and Agenus Switzerland a company formerly with operations in Switzerland.

We had cash, cash equivalents and short-term investments at December 31, 2023 of $76.1 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2023, however, we are subject to investment risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has debt coming due in the lookforward period that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

March 14, 2024

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$76,110	$178,674
Short-term investments	—	14,684
Accounts receivable	25,836	2,741
Prepaid expenses	8,098	13,829
Other current assets	2,372	3,194
Total current assets	112,416	213,122
Property, plant and equipment, net of accumulated amortization and depreciation of $61,943 and $54,075 at December 31, 2023 and 2022, respectively	133,421	133,017
Operating lease right-of-use assets	29,606	31,269
Goodwill	24,723	25,467
Acquired intangible assets, net of accumulated amortization of $17,688 and $16,148 at December 31, 2023 and 2022, respectively	4,411	6,228
Other long-term assets	9,336	4,453
Total assets	$313,913	$413,556
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$146	$575
Current portion, liability related to sale of future royalties and milestones	132,502	83,510
Current portion, deferred revenue	18	12,269
Current portion, operating lease liabilities	2,587	1,943
Accounts payable	61,446	40,939
Accrued liabilities	45,283	38,259
Other current liabilities	13,915	11,457
Total current liabilities	255,897	188,952
Long-term debt, net of current portion	12,768	12,584
Liability related to sale of future royalties and milestones, net of current portion	124,556	187,753
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	62,511	63,326
Other long-term liabilities	5,420	14,700
Commitments and contingencies (Note 21)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2023 and 2022; liquidation value of $33,886 and $33,673 at December 31, 2023, and 2022, respectively	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized at December 31, 2023 and 2022; 394,373,240 shares and 305,573,397 shares issued at December 31, 2023 and 2022, respectively	3,944	3,056
Additional paid-in capital	1,792,348	1,644,658
Accumulated other comprehensive (loss) income	(955)	915
Accumulated deficit	(1,955,668)	(1,709,907)
Total stockholders’ deficit attributable to Agenus Inc.	(160,331)	(61,278)
Non-controlling interest	11,949	6,376
Total stockholders’ deficit	(148,382)	(54,902)
Total liabilities, convertible preferred stock and stockholders’ deficit	$313,913	$413,556

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands, except per share amounts)

	2023	2022	2021
Revenue:
Research and development	$38,764	$16,975	$244,422
Service revenue	2,978	10,514	6,704
Royalty sales milestone	—	25,250	—
Other revenue	—	—	184
Non-cash revenue related to the sale of future royalties	114,572	45,285	44,355
Total revenues	156,314	98,024	295,665
Operating expenses:
Cost of service revenue	(3,111)	(10,568)	(3,470)
Research and development	(234,569)	(186,691)	(178,608)
General and administrative	(78,739)	(81,007)	(76,359)
Contingent purchase price consideration fair value adjustment	556	815	(11,481)
Operating income (loss)	(159,549)	(179,427)	25,747
Other income (expense):
Gain on extinguishment of debt	—	—	6,197
Loss on modification of debt	—	(1,937)	—
Non-operating income	37	12,571	5,051
Interest expense, net	(97,925)	(61,863)	(65,719)
Net loss	(257,437)	(230,656)	(28,724)
Dividends on Series A-1 convertible preferred stock	(213)	(212)	(211)
Less: net loss attributable to non-controlling interest	(11,676)	(10,582)	(4,798)
Net loss attributable to Agenus Inc. common stockholders	$(245,974)	$(220,286)	$(24,137)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.69)	$(0.78)	$(0.11)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	357,889	281,743	228,919
Other comprehensive loss:
Foreign currency translation loss	$(1,870)	$(577)	$(1,280)
Other comprehensive loss	(1,870)	(577)	(1,280)
Comprehensive loss	$(247,844)	$(220,863)	$(25,417)
See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2020	12	$26,917	32	$0	196,093	$1,961	$1,257,502	—	$—	$2,772	$(7,826)	$(1,465,907)	(211,498)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,798)	(23,926)	(28,724)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,280)	—	—	(1,280)
Share-based compensation	—	—	—	—	—	—	17,514	—	—	—	1,620	—	19,134
Vesting of nonvested shares	—	—	—	—	246	2	(2)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	44,234	442	197,206	—	—	—	—	—	197,648
Conversion of series C-1 convertible preferred stock	(12)	(26,917)	—	—	12,459	125	26,792	—	—	—	—	—	26,917
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	6,757	—	—	—	3,243	—	10,000
Sale of subsidiary shares in an initial public offering	—	—	—	—	—	—	1,767	—	—	—	21,230	—	22,997
Issuance of warrants	—	—	—	—	—	—	70	—	—	—	—	—	70
Payment of CEO payroll in shares	—	—	—	—	46	1	170	—	—	—	—	—	171
Issuance of shares for services	—	—	—	—	47	1	215	—	—	—	—	—	216
Exercise of stock options and employee share purchases	—	—	—	—	2,744	27	9,105	—	—	—	—	—	9,132
Issuance of shares for employee bonuses	—	—	—	—	1,580	16	3,116	(550)	(1,654)	—	—	—	1,478
Retirement of treasury shares	—	—	—	—	(550)	(6)	—	550	1,654	—	—	—	1,648
Balance at December 31, 2021	—	$—	32	$0	256,899	$2,569	$1,520,212	—	$—	$1,492	$13,469	$(1,489,833)	$47,909

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(10,582)	$(220,074)	$(230,656)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(577)	—	—	(577)
Share-based compensation	—	—	—	—	—	—	15,200	—	—	—	3,195	—	18,395
Vesting of nonvested shares	—	—	—	—	230	2	(2)	—	—	—	—	—	—
Shares sold at the market	—	—	—	—	45,142	451	98,760	—	—	—	—	—	99,211
Issuance of warrants	—	—	—	—	—	—	2,332	—	—	—	—	—	2,332
Issuance of shares for services	—	—	—	—	45	1	137	—	—	—	—	—	138
Issuance of director deferred shares	—	—	—	—	5	—	19	—	—	—	—	—	19
Exercise of stock options and employee share purchases	—	—	—	—	430	4	894	—	—	—	—	—	898
Issuance of shares for milestone achievement	—	—	—	—	180	2	498	—	—	—	—	—	500
Issuance of subsidiary shares for employee bonus	—	—	—	—	-	—	—	—	—	—	294	—	294
Issuance of shares for employee bonuses	—	—	—	—	4,090	41	6,608	(1,447)	(3,632)	—	—	—	3,017
Retirement of treasury shares	—	—	—	—	(1,447)	(14)	—	1,447	3,632	—	—	—	3,618
Balance at December 31, 2022	—	$—	32	$0	305,574	$3,056	$1,644,658	—	$—	$915	$6,376	$(1,709,907)	$(54,902)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands)

	Series C-1		Series A-1
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(11,676)	$(245,761)	$(257,437)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,870)	—	—	(1,870)
Share-based compensation	—	—	—	—	—	—	18,526	—	—	—	3,825	—	22,351
Shares sold at the market	—	—	—	—	84,425	844	132,313	—	—	—	—	—	133,157
Payment of CEO payroll in shares	—	—	—	—	167	2	144	—	—	—	—	—	146
Issuance of director deferred shares	—	—	—	—	250	3	980	—	—	—	—	—	983
Issuance of shares for services	—	—	—	—	391	4	686	—	—	—	—	—	690
Vesting of nonvested shares	—	—	—	—	96	1	(1)	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	—	—	496	5	731	—	—	—	71	—	807
MiNK stock dividend	—	—	—	—	—	—	(14,888)	—	—	—	14,888	—	—
MiNK stock purchases	—	—	—	—	—	—	1,940	—	—	—	(2,546)	—	(606)
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	—	—	1,011	—	1,011
Issuance of shares for employee bonus	—	—	—	—	4,644	46	7,259	(17)	(4,072)	—	—	—	3,233
Retirement of treasury shares	—	—	—	—	(1,669)	(17)	—	17	4,072	—	—	—	4,055
Balance at December 31, 2023	—	$—	32	$0	394,374	$3,944	$1,792,348	$-	$-	$(955)	$11,949	$(1,955,668)	$(148,382)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands, except per share amounts)

	2023	2022	2021
Cash flows from operating activities:
Net loss	$(257,437)	$(230,656)	$(28,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,588	6,946	6,788
Share-based compensation	22,869	18,337	19,577
Non-cash royalty revenue	(114,572)	(45,285)	(44,355)
Non-cash interest expense	100,551	62,955	64,619
Gain on sale or disposal of assets, net	(1,408)	(16,196)	(3,301)
Loss on impairment of assets	—	6,111	—
Gain on partial forgiveness of liability	—	(2,791)	—
Loss on modification of debt	—	1,937	—
Gain on extinguishment of debt	—	—	(6,197)
Change in fair value of contingent obligations	(556)	(815)	11,481
Other, net	2,007	—	—
Changes in operating assets and liabilities:
Accounts receivable	(23,461)	122	(394)
Prepaid expenses	6,032	11,865	(5,129)
Accounts payable	21,366	6,494	10,824
Deferred revenue	(12,249)	(10,368)	(21,832)
Accrued liabilities and other current liabilities	20,613	2,034	(1,062)
Other operating assets and liabilities	(1,545)	13,937	7,850
Net cash provided by (used in) operating activities	(224,202)	(175,373)	10,145
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3,363	21,998	5,656
Purchases of property, plant and equipment	(9,954)	(53,062)	(33,814)
Purchases of available-for-sale securities	(14,647)	(24,629)	(14,992)
Proceeds from sale of available-for-sale securities	30,000	25,000	—
Purchase of long-term investment	(5,396)	—	—
Proceeds from sale of long-term investment	34	—	—
Cash paid for business acquisition, net	—	(2,917)	—
Net cash provided by (used in) investing activities	3,400	(33,610)	(43,150)
Cash flows from financing activities:
Net proceeds from sale of equity	133,157	99,211	197,648
Net proceeds from sale of subsidiary shares in an initial public offering	—	—	22,997
Proceeds from employee stock purchases and option exercises	807	898	9,132
Purchase of treasury shares to satisfy tax withholdings	(4,566)	(3,789)	(1,654)
Purchase of subsidiary shares	(606)	—	—
Payment of contingent purchase price consideration	—	—	(1,542)
Repayments of debt	—	—	(462)
Payment of finance lease obligations	(8,926)	(490)	(855)
Net cash provided by financing activities	119,866	95,830	225,264
Effect of exchange rate changes on cash	(628)	(104)	(164)
Net (decrease) increase in cash, cash equivalents and restricted cash	(101,564)	(113,257)	192,095
Cash, cash equivalents and restricted cash, beginning of period	181,343	294,600	102,505
Cash, cash equivalents and restricted cash, end of period	$79,779	$181,343	$294,600
Supplemental cash flow information:
Cash paid for interest	$3,168	$1,143	$1,152
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$4,580	$5,363
Conversion of series C-1 convertible preferred stock to common stock, $0.01 par value	—	—	26,917
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	7,288	6,635	3,126
Issuance of common stock, $0.01 par value, in connection with payment for services	690	138	216
Issuance of common stock, $0.01 par value, for milestone achievement	—	500	—
Issuance of common stock, $0.01 par value, in connection with business acquisition	—	—	—
Issuance of subsidiary shares for employee bonus	1,011	294	—
Issuance of subsidiary shares to noncontrolling interest	—	—	10,000
Insurance financing agreements	707	1,377	1,630
Lease right-of-use assets obtained in exchange for new operating lease liabilities	318	9,206	1,649
Lease right-of-use assets obtained in exchange for new finance lease liabilities	4,812	25,027	762

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

In addition to our diverse pipeline, we have established fully integrated capabilities encompassing novel target discovery, antibody generation, cell line development, and current good manufacturing practice ("cGMP") manufacturing. We believe these integrated capabilities enable us to develop and, if approved, commercialize novel candidates on accelerated timelines compared to industry standards. Through independent development and strategic partnerships, we leverage our scientific expertise and capabilities to drive innovation in the I-O field.

Our I-O portfolio is driven by several platforms and programs, which we plan to utilize individually and in combination:

•
Multiple antibody discovery platforms, including proprietary display technologies, to identify future antibody candidates.
•
Antibody candidate programs, including our lead assets, botensilimab (a multifunctional immune cell activator and human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (CTLA-4) blocking antibody, also known as AGEN1811) and balstilimab (a programmed death receptor-1 (PD-1) blocking antibody).
•
Our saponin-based vaccine adjuvant platform, primarily centered around our STIMULON™ cultured plant cell (“cpc”) QS-21 adjuvant (“STIMULON cpcQS-21”).
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

Our cash, cash equivalents and short-term investments at December 31, 2023 were $76.1 million, a decrease of $117.2 million from December 31, 2022. Cash and cash equivalents of our subsidiary, MiNK, at September 30, 2023, were $6.4 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

We have incurred significant losses since our inception. As of December 31, 2023, we had an accumulated deficit of $1.96 billion and $13.0 million of subordinated notes maturing in February 2025. We have financed our operations through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $76.1 million at December 31, 2023, plus the milestone payment received in the first quarter of 2024, as well as additional funding we may receive from multiple sources, including out-licensing and/or partnering opportunities and the sale of non-strategic assets, and the repayment of our subordinated notes, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2025.

We are in discussions to sell, or use as collateral for financing, two non-strategic assets. We are also in discussions for a potential structured financing for botensilimab/balstilimab, as well as a potential corporate collaboration with a large pharma or biotech company. These transactions could further extend our cash resources. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include milestones and royalty payments from companies, including Bristol-Myers Squibb Company, UroGen Pharma Ltd., Gilead Sciences, Inc., and Incyte Corporation; out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; royalty monetization; project financing, and/or sales of equity securities.

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

In the year ended December 31, 2023, we deconsolidated certain foreign subsidiaries and recognized a gain of approximately $132,000, included in "Other income (expense)" on our consolidated statements of operations and comprehensive loss.

(b) Segment Information

We are managed and currently operate as four segments. However, we have concluded that our operating segments meet the criteria required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we do not have separately reportable segments as defined by ASC 280.

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

(f) Accounts Receivable

Accounts receivable are amounts due from our collaboration partners and customers as a result of research and development and other services provided, as well as the shipment of clinical product. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2023 and 2022, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(g) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $11.9 million, $4.7 million, and $4.6 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

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

(h) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $13.1 million and $13.6 million at December 31, 2023 and 2022, respectively.

(i) Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

For the years ended December 31, 2023, 2022 and 2021, 73%, 72% and 74%, respectively, of our revenue was earned from one collaboration partner.

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

(j) Foreign Currency Transactions

Gains and losses from our foreign currency-based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). We recorded a foreign currency loss of $0.1 million for the year ended December 31, 2023, a foreign currency loss of $0.4 million for the year ended December 31, 2022, and a foreign currency gain of $1.0 million for the year ended December 31, 2021.

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

(n) Net Loss Per Share

Basic income and loss per common share are calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2023, 2022, and 2021, as they would be anti-dilutive:

	Year Ended
	2023	2022	2021
Warrants	1,980	1,980	1,980
Stock options	42,827	35,985	32,764
Nonvested shares	543	356	1,018
Series A-1 convertible preferred stock	333	333	333

(o) Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Annually we assess whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. We perform our annual impairment test as of October 31 of each year. The first step of our impairment analysis compares the fair value of our reporting units to their net book value to determine if there is an impairment. We operate as four reporting units. As of December 31, 2023, approximately $24.1 million of our goodwill balance is allocated to a reporting unit with a negative carrying amount. No goodwill impairment has been recognized for the periods presented.

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

(r) Recent Accounting Pronouncements

Recently Issued and Adopted

In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. We adopted the standard on January 1, 2023. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued, Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As we have a single reportable segment, we expect the adoption of this standard to result in increased disclosures in the notes to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the year ended December 31, 2023 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

PhosImmune Inc.

On December 23, 2015 (the “PhosImmune Closing Date”), we entered into a Purchase Agreement with PhosImmune Inc., a privately-held Virginia corporation (“PhosImmune”), the securityholders of PhosImmune (the “PhosImmune Securityholders”) and Fanelli Haag PLLC, as representative of the PhosImmune Securityholders providing for the acquisition of all outstanding securities of PhosImmune. Contingent milestone payments up to $35.0 million payable in cash and/or stock at our option are due as follows: (i) $5.0 million upon the closing trading price of our common stock equals or exceeds $8.00 for 60 consecutive trading days prior to the earlier of (a) the fifth anniversary of the PhosImmune Closing Date (this milestone expired unachieved on December 23, 2020) or (b) the sale of Agenus; (ii) $15.0 million if the closing trading price of our common stock equals or exceeds $13.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus; and (iii) $15.0 million if the closing trading price of our common stock equals or exceeds $19.00 for 60 consecutive trading days prior to the earlier of (a) the tenth anniversary of the PhosImmune Closing Date or (b) the sale of Agenus. The contingent consideration has an insignificant fair value, refer to Note 20 for additional detail.

(4) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2023 (in thousands):

Balance, December 31, 2022	$25,467
Disposals	(805)
Effect of foreign currency	61
Balance, December 31, 2023	$24,723

Acquired intangible assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,841	$(15,184)	$1,657
Trademarks	4-4.5 years	1,213	(1,185)	28
Other	2-7 years	1,988	(1,319)	669
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,099	$(17,688)	$4,411

	As of December 31, 2022
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,790	$(13,782)	$3,008
Trademarks	4.5 years	1,272	(1,139)	133
Other	2-7 years	2,278	(1,227)	1,051
In-process research and development	Indefinite	2,036	—	2,036
Total		$22,376	$(16,148)	$6,228

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $1.5 million, $2.2 million and $2.1 million, respectively. Amortization expense related to acquired intangibles is estimated at $0.6 million for 2024, $0.5 million for each of 2025 and 2026, $0.4 for 2027 and $0.3 million for 2028.

IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

(5) Investments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$70,485	$70,485	$149,856	$149,856
U.S. Treasury Bills	—	—	29,522	29,522
Total	$70,485	$70,485	$179,378	$179,378

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the years ended December 31, 2023, 2022 and 2021.

Of the investments listed above, $70.5 million and $164.7 million were classified as cash equivalents on our consolidated balance sheets as of December 31, 2023 and 2022 and as of December 31, 2022, $14.7 million were classified as short-term investments.

(6) Restricted Cash

As of December 31, 2023, we maintained non-current restricted cash of $3.7 million and as of both December 31, 2022 and 2021, we maintained non-current restricted cash of $2.7 million. These amounts are included within “Other long-term assets” in our consolidated balance sheets and are comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that agrees to the total of the aforementioned amounts shown in our consolidated statements of cash flows as of December 31, 2023, 2022 and 2021, respectively (in thousands):

	2023	2022	2021
Cash and cash equivalents	$76,110	$178,674	$291,931
Restricted cash	3,669	2,669	2,669
Cash, cash equivalents and restricted cash	$79,779	$181,343	$294,600

(7) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022	Estimated Depreciable Lives
Land	$12,286	$12,286	Indefinite
Building and building improvements	5,837	5,654	35 years
Furniture and fixtures	6,448	5,872	3 to 10 years
Laboratory, manufacturing and transportation equipment	64,276	58,914	4 to 15 years
Leasehold improvements	95,645	28,758	2 to 14 years
Software and computer equipment	9,360	9,144	3 years
Construction in progress	1,512	66,464
	195,364	187,092
Less accumulated depreciation and amortization	(61,943)	(54,075)
Total	$133,421	$133,017

During the years ended December 31, 2022 and 2021, we sold land with a recorded value of $5.7 and $2.3 million, respectively, and recorded gains on the sales of $16.3 million and $3.4 million, respectively, in "other income" in our consolidated statements of operations and comprehensive loss.

(8) Income Taxes

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2020 through 2023. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2019 and prior. However, net operating losses from the tax year 2019 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2023, we had available net operating loss carryforwards of $814.1 million and $390.7 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, $308.4 million of these Federal and $1.7 million of these State net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire between 2024 and 2043. Our ability to use these net operating losses may be limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $7.5 million and $1.8 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2024 and 2034 and 2024 and 2030, respectively. Additionally, we have $29,000 of state investment tax credits, available to offset future taxable income that expire in 2024. We also have foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $16.2 million in the United Kingdom, $9.1 million in Belgium, $715,000 in Ireland, and $289,000 in Hong Kong and $1.2 million in Russia. Additionally, we have $1.0 million of net operating loss carryforwards, in Switzerland, which begin to expire in 2030. The potential impacts of these provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $70.9 million and $41.5 million as of December 31, 2023 and 2022, respectively.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below (in thousands).

	2023	2022
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$191,671	$175,058
Foreign net operating loss carryforwards	7,093	7,203
Research and development tax credits	8,348	9,979
Share-based compensation	5,083	6,163
Intangible Assets	24,563	31,070
Interest expense carryforward	12,183	16,140
Deferred Revenue	46,025	51,959
Lease Liability	17,709	19,429
Capitalized research expenditures	70,879	41,513
Other	8,773	6,301
Total deferred tax assets	392,327	364,815
Less: valuation allowance	(376,483)	(347,869)
Net deferred tax assets	15,844	16,946
Foreign intangible assets	(462)	(854)
Right of use asset	(6,761)	(7,490)
Depreciable assets	(8,589)	(8,479)
Other	(144)	(1,034)
Deferred tax liabilities	(15,956)	(17,857)
Net deferred tax liability	$(112)	$(911)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $28.6 million and $50.0 million during the years ended December 31, 2023 and 2022, respectively.

Income tax expense was nil for the years ended December 31, 2023, 2022 and 2021. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands).

	2023	2022	2021
Computed “expected” Federal tax benefit	$(54,096)	$(48,438)	$(5,976)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	27,647	50,039	(5,916)
(Decrease) increase due to uncertain tax positions	—	—	1,674
Nontaxable liquidation of subsidiaries	1,925	—	—
Loan forgiveness	—	1,206	(1,301)
State and local income benefit, net of Federal income tax benefit	4,565	(12,533)	9,242
Equity based compensation	4,696	3,000	2,290
Foreign rate differential	(213)	(267)	(277)
Change in fair value contingent consideration	—	(171)	2,343
Expiration of tax attributes	14,288	10,428	571
Other, net	1,188	(3,264)	(2,650)
Income tax benefit	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2023	2022	2021
Balance, January 1	$3,291	$3,148	$3,614
Increase (decrease) related to current year positions	(6)	3	(484)
Increase (decrease) related to previously recognized positions	148	140	18
Balance, December 31	$3,433	$3,291	$3,148

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(9) Accrued and Other Current Liabilities

Accrued liabilities consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Payroll	$14,512	$15,872
Professional fees	7,101	6,946
Contract manufacturing costs	7,613	1,848
Research services	10,807	7,074
Other	5,250	6,519
Total	$45,283	$38,259

Other current liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Finance lease liabilities	$10,457	$7,952
Other	3,458	3,505
Total	$13,915	$11,457

(10) Equity

Effective August 5, 2022, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 400,000,000 to 800,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $94.86 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $2.3 million or $71.67 per share, and $2.1 million or $64.92 per share, at December 31, 2023 and 2022, respectively.

On July 22, 2020, we filed an Automatic Shelf Registration Statement on Form S-3ASR (file no. 333-240006) (the “Registration Statement”). The Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus covering the offering, issuance and sale of up to 100 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) entered into with B. Riley on July 22, 2020. On March 1, 2022, we filed a prospectus supplement in connection with the potential offer and sale of up to an additional 100 million shares of common stock pursuant to the Sales Agreement. This Registration Statement expired in July 2023.

On June 23, 2023, we filed an Automatic Shelf Registration Statement on Form S-3ASR (file no. 333-272911) (the “New Registration Statement”). The New Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus supplement that covered the potential offer and sale of up to 184.6 million shares of common stock pursuant to the Sales Agreement. Pursuant to the Sales Agreement, sales will be made only upon instructions by us to B. Riley.

During the years ended December 31, 2023, 2022 and 2021 we received net proceeds of approximately $133.2 million, $99.2 million and $197.6 million from the sale of approximately 84.4 million shares, 45.1 million shares and 44.2 million shares, respectively, of our common stock at an average price per share of approximately $1.63, $2.27 and $4.61, respectively, in at-the-market offerings under the Sales Agreement.

(11) Series C-1 Convertible Preferred Stock

In October 2018, we entered into a Stock Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which we issued and sold an aggregate of 18,459 shares of Series C-1 Convertible Preferred Stock (the “C-1 Preferred Shares”), at a purchase price of $2,167 per share. Each C-1 Preferred Share was convertible into 1,000 shares of our common stock at an initial conversion price of $2.167 per share of common stock, which represented a 10% premium over the prior day’s closing price on Nasdaq. The aggregate purchase price paid by the Purchasers C-1 Preferred Shares was approximately $40,000,000. We received net proceeds of $39.9 million after offering expenses.

Conversion

The C-1 Preferred Shares were convertible at the option of the stockholder into the number of shares of Common Stock determined by dividing the stated value of the C-1 Preferred Shares being converted by the conversion price of $2.167, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events.

During the year ended December 31, 2021, holders of shares of Series C-1 Preferred Stock converted such shares into 12.5 million shares of our common stock. No shares of Series C-1 Convertible Preferred Stock remain outstanding.

(12) Non-controlling Interest

Non-controlling interest recorded in our consolidated financial statements for the years ended December 31, 2023, 2022 and 2021, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	2023	2022	2021
MiNK Therapeutics, Inc.	37%	22%	21%
SaponiQx, Inc.	30%	30%	27%

Changes in non-controlling interest for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Beginning balance	$6,376	$13,469	$(7,826)

Net loss attributable to non-controlling interest	(11,676)	(10,582)	(4,798)

Other items:
Distribution of subsidiary shares to Agenus stockholders	14,888	—	—
Purchase of subsidiary shares	(2,546)	—	—
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	71	—	—
Issuance of subsidiary shares for employee bonus	1,011	294	—
Subsidiary share-based compensation	3,825	3,195	1,620
Sale of subsidiary shares in an initial public offering	—	—	21,230
Issuance of subsidiary shares to non-controlling interest	—	—	3,243
Total other items	17,249	3,489	26,093

Ending balance	$11,949	$6,376	$13,469

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

Purchase of subsidiary shares

During the year ended December 31, 2023, we purchased 446,494 shares of MiNK common stock in multiple open market transactions.

Sale of Subsidiary Shares in an Initial Public Offering

In the fourth quarter of 2021, the MiNK Therapeutics initial public offering was completed, resulting in an increase to non-controlling interest of $21.2 million as of December 31, 2021.

Issuance of Subsidiary Shares to Non-controlling Interest

Shares of SaponiQx were issued in exchange for future services, resulting in an increase to non-controlling interest of $3.2 million as of December 31, 2021.

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

In the second quarter of 2019, our Board of Directors adopted, and on June 16, 2020, our stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program designed to comply with Section 423 of the Code. On June 12, 2023 and June 15, 2021, our stockholders approved amendments to the 2019 ESPP, increasing the number of shares available for issuance. There are 2.0 million shares reserved for issuance under the 2019 ESPP.

Our Directors’ Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. On June 8, 2022, our stockholders approved an amendment to this plan, increasing the number of shares available for issuance. There are 775,000 shares of our common stock reserved for issuance under this plan. As of December 31, 2023, 327,253 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 775,000 units, each representing a share of our common stock at a weighted average common stock price of $3.59, had been credited to participants’ stock accounts as of December 31, 2023. The compensation charges for this plan were immaterial for all periods presented.

On November 4, 2015, our Board of Directors adopted and approved our 2015 Inducement Equity Plan (the “2015 IEP”) in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4), which exempts inducement grants from the general requirement of the Nasdaq Listing Rules that equity-based compensation plans and arrangements be approved by stockholders. In October 2023, our Board of Directors approved an increase to the number of shares available for issuance. There are 3,500,000 shares of our common stock reserved for issuance under the 2015 IEP.

We primarily use the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of our Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2023	2022	2021
Expected volatility	72%	68%	49%
Expected term in years	6	6	4
Risk-free interest rate	3.3%	1.8%	0.8%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	35,984,967	$3.51
Granted	10,740,187	2.22
Exercised	(46,750)	1.68
Forfeited	(2,528,596)	2.54
Expired	(1,322,597)	3.50
Outstanding at December 31, 2023	42,827,211	3.25	6.49	$28,097
Vested or expected to vest at December 31, 2023	42,827,211	3.25	6.49	$28,097
Exercisable at December 31, 2023	29,002,299	$3.57	5.68	$—

The weighted average grant-date fair values of options granted during the years ended December 31, 2023, 2022, and 2021, was $1.41, $1.75, and $2.81, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2023 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021, determined on the dates of exercise, was $13,000, $70,000, and $4.2 million, respectively.

During 2023, 2022, and 2021, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated December 17, 2020 and December 31, 2020. On December 17, 2020 our Board of Directors approved certain awards. However, the awards were not communicated until March 2021. Accordingly, these awards have a grant date of March 2021 with an exercise price as of the date the Board of Director's approved the awards in December 2020. On December 31, 2020, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an increase in shares available for issuance under our 2019 EIP. This approval was obtained in June 2021. Accordingly, these awards have a grant date of June 2021, with an exercise price as of the date the Board of Director's approved the awards in December 2020.

As of December 31, 2023, there was $20.0 million of unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 1.7 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2023 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	355,802	$2.50
Granted	5,381,581	2.34
Vested	(4,739,888)	2.45
Forfeited	(454,217)	1.89
Outstanding at December 31, 2023	543,278	$1.86

As of December 31, 2023, there was $1.5 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 3.6 years. The total intrinsic value of shares vested during the years ended December 31, 2023, 2022, and 2021, was $11.5 million, $10.9 million, and $5.8 million, respectively.

Cash received from option exercises and purchases under our 2019 ESPP for the years ended December 31, 2023, 2022, and 2021, was $0.8 million, $0.9 million, and $9.1 million, respectively.

We issue new shares upon option exercises, purchases under our 2019 ESPP, vesting of non-vested stock and under the Directors’ Deferred Compensation Plan. During the years ended December 31, 2023, 2022, and 2021, 46,750 shares, 103,339 shares, and 2,502,716 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2023, 2022, and 2021, 449,391 shares, 326,203 shares, and 241,507 shares, were issued under the 2019 ESPP, respectively. During the years ended December 31, 2023, 2022, and 2021, 96,080 shares, 230,499 shares, and 246,481 shares, respectively, were issued as a result of the vesting of non-vested stock. Additionally, during the years ended December 31, 2023, 2022, and 2021, 4,643,808 shares, 4,090,080 shares and 1,579,651 shares were issued as payment for certain employee bonuses, with 1,668,767, 1,446,849 and 550,087 of those shares being withheld to cover taxes, resulting in a net share issuance of 2,975,041, 2,643,231 and 1,029,564, respectively.

The impact on our results of operations from share-based compensation for the years ended December 31, 2023, 2022, and 2021, was as follows (in thousands).

	Year Ended
	2023	2022	2021
Research and development	$6,237	$4,847	$4,528
General and administrative	16,114	13,391	14,606
Total share-based compensation expense	$22,351	$18,238	$19,134

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

We have entered into various cancellable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $645.4 million over the term of the studies. For the years ended December 31, 2023, 2022, and 2021, $94.5 million, $66.3 million, and $72.8 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2023, we have expensed $552.3 million as research and development expenses and $507.0 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

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

In December 2023, we announced that the first patient was dosed in an AGEN1777 Phase 2 clinical trial, triggering the achievement of a $25.0 million milestone. We received this milestone in January 2024. In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone. We received this milestone in December 2021. As of December 31, 2023, we remain eligible to receive up to an additional $1.32 billion in aggregate development, regulatory and commercial milestone payments.

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

For the year ended December 31, 2023, we recognized $25.0 million in research and development revenue related to the achievement of a milestone. For the year ended December 31, 2022, no revenue was recognized. For the year ended December 31, 2021, under the BMS License Agreement, we recognized $200.0 million in research and development revenue related to the transfer of the AGEN1777 License and $20.0 million in research and development revenue related to the achievement of a milestone.

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

We identified the following performance obligations under the Betta License Agreement: (1) the license of balstilimab and zalifrelimab and (2) our obligation to complete manufacturing technology transfer activities to Betta (the “Technology Transfer”) for balstilimab and zalifrelimab.

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

For the year ended December 31, 2023 no revenue was recognized. For the years ended December 31, 2022 and 2021, we recognized approximately $0.7 million and $0.6 million, respectively, of research and development revenue related to the Betta License Agreement.

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

For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $0.1 million, $0.2 million and $0.3 million, respectively, of research and development revenue related to the UroGen License Agreement.

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

Research and Development Revenue

For the year ended December 31, 2023, we recognized research and development revenue of $12.2 million based on the partial satisfaction of the over time performance obligations as of period end. For the year ended December 31, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $9.5 million based on the partial satisfaction of the over time performance obligations as of period end. For the year ended December 31, 2021, we recognized $22.4 million of research and development revenue related to the Gilead Collaboration Agreements based on the partial satisfaction of the over time performance obligations as of period end, which includes deferred revenue recognized in connection with the termination of AGEN1223 development.

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

Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we were entitled to receive from Incyte, excluding the $5.0 million milestone that we recognized in the three months ended September 30, 2018. As of December 31, 2023, we remain eligible to receive up to $283.5 million in future potential development, regulatory and commercial milestones across all programs in the collaboration, as well as 67% of all future royalties on worldwide product sales.

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

In October 2022, Incyte notified us of their intent to terminate the OX40 program, effective October 2023. Upon termination, the rights to the OX40 program reverted back to us. In May 2023, Incyte notified us of their intent to terminate both the GITR program and the undisclosed program, effective May 2024. Upon termination the rights to the GITR program and the undisclosed program revert back to us.

Research and Development Revenue

For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $1.4 million, $1.6 million and $1.2 million, respectively, of research and development revenue for research and development services provided.

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

For the year ended December 31, 2023, we recognized $114.6 million of non-cash royalty revenue. For the year ended December 31, 2022, we recognized $25.3 million of royalty sales milestone revenue, which was cash-settled based on the terms of the arrangement with HCR, and $45.3 million of non-cash royalty revenue. For the year ended December 31, 2021, we recognized $44.4 million of non-cash royalty revenue.

Disaggregation of Revenue

The following table presents revenue (in thousands) for years ended December 31, 2023, 2022 and 2021, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Year ended December 31, 2023
	United States	Rest of World	Total
Revenue Type
License fees and milestones	$25,000	$—	$25,000
Clinical product revenue	116	—	116
Research and development services	1,435	—	1,435
Other services	—	2,978	2,978
Recognition of deferred research and development revenue	12,213	—	12,213
Non-cash royalties	114,572	—	114,572
	$153,336	$2,978	$156,314

	Year ended December 31, 2022
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Royalty sales milestone	25,250	—	25,250
Clinical product revenue	762	—	762
Research and development services	1,676	—	1,676
Other services	—	10,514	10,514
Recognition of deferred research and development revenue	9,537	—	9,537
Non-cash royalties	45,285	—	45,285
	$87,510	$10,514	$98,024

	Year ended December 31, 2021
Revenue Type
License fees and milestones	$220,000	$—	$220,000
Clinical product revenue	587	—	587
Research and development services	1,476	—	1,476
Other services	—	6,704	6,704
Recognition of deferred research and development revenue	22,359	—	22,359
Recognition of deferred grant revenue	184	—	184
Non-cash royalties	44,355	—	44,355
	$288,961	$6,704	$295,665

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Year ended December 31, 2023	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$13,412	$30	$(12,281)	$1,161

The change in contract liabilities is primarily related to the recognition of $12.2 million of revenue related to the Gilead Collaboration Agreements during the year ended December 31, 2023.

We also recorded a $0.8 million receivable as of December 31, 2023 for research and development and other services provided.

In the year ended December 31, 2023, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

(16) Related Party Transactions

During the years ended December 31, 2023, 2022 and 2021, our Audit and Finance Committee approved the performance of research and development manufacturing services totaling $150,000, $106,000 and $291,000, respectively, for Protagenic Therapeutics, Inc (“Protagenic”). We are reimbursed for these services on an actual time and materials basis. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic.

In 2023, our Audit and Finance Committee approved a contract between Avillion Life Sciences LTD ("Avillion") and Agenus for the performance of up to $450,000 of clinical consulting services. Allison Jeynes, a member of our Board of Directors, is chief executive officer of Avillion. For the year ended December 31, 2023, approximately $450,000 related to these services is included in “Research and development” expense in our consolidated statements of operations.

(17) Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, facilities in Berkeley, California, for manufacturing and corporate offices, a facility in Emeryville, California for the development of a cGMP manufacturing facility and a facility in Cambridge, United Kingdom for research and development and corporate offices. We had subleased a small portion of the space in our main Lexington facility for part of the associated head lease. This sublease expired in 2022. These agreements expire at various times between 2024 and 2036, with options to extend certain of the leases.

We also have finance lease agreements for research and manufacturing equipment that expire at various times between 2024 and 2026. The terms of one of our finance lease agreements require us to maintain a specified minimum cash balance.

The components of lease cost recorded in our consolidated statement of operations were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Operating lease cost	$10,000	$9,351	$8,878
Finance lease cost	5,024	309	407
Variable lease cost	3,375	3,108	1,826
Sublease income	—	(613)	(595)
Net lease cost	$18,399	$12,155	$10,516

Finance lease cost for the year ended December 31, 2023 includes $2.8 million related to amortization of the right-of-use assets and $2.2 million related to interest on the lease liabilities. Variable lease cost for the years ended December 31, 2023, 2022 and 2021, primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the years ended December 31, 2023, 2022 and 2021 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 was approximately $2.8 million, $2.6 million and $2.1 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the years ended December 31, 2023, 2022 and 2021 was approximately $8.9 million, $0.5 million and $0.9 million, respectively.

The following table presents supplemental balance sheet information related to our leases as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023	As of December 31, 2022
Operating Leases
Operating lease right-of-use assets	$29,606	$31,269
Total operating lease right-of-use assets	29,606	31,269

Current portion, operating lease liabilities	2,587	1,943
Operating lease liabilities, net of current portion	62,511	63,326
Total operating lease liabilities	65,098	65,269

Finance Leases
Property, plant and equipment, net	35,629	31,764
Total finance lease right-of-use assets	35,629	31,764

Other current liabilities	10,457	7,952
Other long-term liabilities	4,719	12,270
Total finance lease liabilities	$15,176	$20,222

During the year ended December 31, 2022, we recognized an operating lease right-of-use asset impairment loss of approximately $6.1 million resulting from the abandonment of two facility leases. This impairment loss is recorded in "other expense" in our consolidated statements of operations and comprehensive loss.

Maturities of our lease liabilities as of December 31, 2023 were as follows (in thousands):

Year	Operating Leases	Finance leases	Total future lease commitments
2024	$9,887	$11,669	$21,556
2025	10,096	4,831	14,927
2026	9,852	59	9,911
2027	10,124	—	10,124
2028	10,422	—	10,422
Thereafter	68,916	—	68,916
Total	$119,297	$16,559	$135,856
Less imputed interest	(54,199)	(1,383)
Present value of lease liabilities	$65,098	$15,176

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	December 31, 2023
	Operating	Finance
Weighted average remaining lease term (in years)	11.4	1.7
Weighted average discount rate	11.3%	11.6%

(18) Debt

Debt obligations consisted of the following as of December 31, 2023 and 2022 (in thousands):

Debt instrument	Balance at December 31, 2023
Current Portion:
Debentures	$146
Long-term Portion:
2015 Subordinated Notes	12,768
Total	$12,914

Debt instrument	Balance at December 31, 2022
Current Portion:
Debentures	$146
Other	429
Long-term Portion:
2015 Subordinated Notes	12,584
Total	$13,159

As of December 31, 2023, and 2022, the principal amount of our outstanding debt balance was $13.1 million and $13.6 million, respectively.

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

In February 2020 we repaid $0.5 million of the 2015 Subordinated Notes and in April 2020 we repaid an additional $0.5 million of the 2015 Subordinated Notes and cancelled the related warrants.

On November 30, 2022, we entered into an Amendment to Notes, Termination of Warrants and Sale of New Warrants (the “2022 Amendment”) pursuant to which we:

•
extended the maturity date of the $13.0 million 2015 Subordinated Notes by two years from February 20, 2023 to February 20, 2025;
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

The 2022 Amendment was accounted for as a debt extinguishment under the guidance of ASU 470: Debt. For the year ended December 31, 2022, we recorded a loss of approximately $1.9 million in other expense in our consolidated statements of operations and comprehensive loss, which primarily represents the fair value of the new warrants. The amended 2015 Subordinated Notes were recorded at fair value.

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

(19) Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the year ended December 31, 2023 and for the period from the inception of the royalty transactions to December 31, 2023 (in thousands):

	Year ended December 31, 2023	Period from inception to December 31, 2023
Liability related to sale of future royalties and milestones - beginning balance	$271,560	$—
Proceeds from sale of future royalties and milestones	—	205,000
Non-cash royalty and milestone revenue	(114,572)	(299,490)
Non-cash interest expense recognized	100,308	351,786
Liability related to sale of future royalties and milestones - ending balance	257,296	257,296
Less: unamortized transaction costs	(238)	(238)
Liability related to sale of future royalties and milestones, net	$257,058	$257,058

Healthcare Royalty Partners

On January 6, 2018, we, through Antigenics, entered into the HCR Royalty Purchase Agreement with HCR, which closed on January 19, 2018. Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. As part of the transaction, we reimbursed HCR for transaction costs of $100,000 and incurred approximately $500,000 in transaction costs of our own, which are presented net of the liability in the consolidated balance sheet and will be amortized to interest expense over the estimated life of the HCR Royalty Purchase Agreement. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for the $190.0 million in proceeds from this transaction as a liability on our consolidated balance sheets that will be relieved in proportion to the royalty payments from GSK to HCR over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the consolidated balance sheets based on the estimated royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

In the years ended December 31, 2023, 2022 and 2021, we recognized $114.6 million, $45.3 million and $44.4 million, respectively, of non-cash royalty revenue and we recorded $100.3, $62.7 million and $64.4 million, respectively, of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these royalty amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. Since the inception of the HCR Royalty Purchase Agreement our estimate of the effective annual interest rate over the life of the agreement increased to 50.8%, which results in a retrospective interest rate of 26.8%.

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

XOMA

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we are entitled to receive from Incyte Corporation (“Incyte”) and Merck Sharpe & Dohme (“Merck”) under our agreements with each party (see Note 15), net of certain of our obligations to a third party and excluding the $5.0 million milestone from Incyte that we recognized in the quarter ended September 30, 2018. We retained 90% of the future milestones and 67% of the future royalties under our agreements with Incyte and Merck. Although we sold our rights to receive 33% of future royalties and 10% of future milestones, as a result of our significant continued involvement in the generation of the potential royalties and milestones, we are required to account for the full amount of these royalties and milestones as revenue when earned, and we recorded the $15.0 million in proceeds from this transaction as a liability on our consolidated balance sheet. Under the terms of the XOMA Royalty Purchase Agreement, should the percentage of milestones and royalties ultimately received by XOMA fail to repay the amount received by us at closing we would have no further obligation to XOMA. No royalty or milestone revenue was recognized under this agreement in the years ended December 31, 2023, 2022 or 2021.

(20) Fair Value Measurements

We measure our contingent purchase price consideration at fair value. The fair values of our contingent purchase price consideration of $0.3 million, included in "Other long-term liabilities" in our consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities uses assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price consideration.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note 5)	$70,485	$70,485	$—	$—
Long-term investments	3,222	3,222	—	—
Total	$73,707	$73,707	$—	$—
Liabilities:
Contingent purchase price consideration	318	—	—	318
Total	$318	$—	$—	$318

Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note 5)	$164,694	$164,694	$—	$—
Short-term investments (Note 5)	14,684	14,684	—	—
Total	$179,378	$179,378	$—	$—
Liabilities:
Contingent purchase price consideration	874	—	—	874
Total	$874	$—	$—	$874

Long-term investments are included in "Other long-term assets" in our consolidated balance sheets.

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

The fair value of our outstanding debt balance at December 31, 2023 and 2022 was $13.0 million and $13.2 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2023 and 2022 was $13.1 million and $13.6, respectively.

(21) Contingencies

We may currently be, or may become, a party to legal proceedings. While we currently believe that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(22) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2023, 2022, and 2021 we made discretionary contributions to the Plans of $1.3 million, $1.2 million, and $1.1 million, respectively. For the years ended December 31, 2023, 2022, and 2021, we expensed $1.3 million, $1.2 million, and $1.1 million, respectively, related to the discretionary contribution to the Plans.

(23) Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2023, 2022 and 2021 and our long-lived assets as of December 31, 2023 and 2022 (in thousands):

	2023	2022	2021
Revenue:
United States	$153,336	$87,510	$288,961
Rest of world	2,978	10,514	6,704
	$156,314	$98,024	$295,665

In the table above, revenue by geographic region is allocated based on the domicile of our respective business operations.

	2023	2022
Long-lived Assets:
United States	$138,896	$132,382
Rest of world	3,861	5,088
Total	$142,757	$137,470

In the table above, long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(24) Subsequent Events

At the Market Offerings

During the period of January 1, 2024 through March 8, 2024, we sold approximately 24.0 million shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $16.7 million.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

March 14, 2024

Item 9B. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Set forth below is certain information regarding our current executive officers, including their age, as of March 14, 2024.

Garo H. Armen, Ph. D.—Chairman and Chief Executive Officer—Dr. Armen, 71, has been our Chairman and Chief Executive Officer since our founding in 1994. From our founding until December 2019, Dr. Armen also served as our President. Additional biographical information on Dr. Armen is set forth below.

Steven O’Day, MD—Chief Medical Officer—Dr. O’Day, 63, has been our Chief Medical Officer since January 2021. Dr. O’Day is a pioneer in CTLA-4 inhibition, and has been the principal investigator in more than 200 clinical trials. From 2015 until joining Agenus, was Director of Immuno-Oncology and Director of Clinical Research at John Wayne Cancer Institute at Providence Saint John’s Health Center. Dr. O’Day received his medical degree in 1988 from Johns Hopkins School of Medicine and his BA in Chemistry from Williams College in 1983. Additionally, Dr. O’Day did his medical oncology fellowship at the Dana Farber/Harvard Cancer Center.

Christine M. Klaskin—Vice President of Finance—Ms. Klaskin, 58, has been our Vice President, Finance since October 2006. Since joining Agenus Inc. in 1996 as finance manager, Ms. Klaskin has held various positions within the finance department and has been involved in all equity and debt offerings of the Company including its IPO. Additionally, Ms. Klaskin serves as the Treasurer of MiNK Therapeutics, Inc. Prior to joining Agenus, Ms. Klaskin was employed by Arthur Andersen as an audit manager. Ms. Klaskin received her Bachelor of Accountancy from The George Washington University.

Under our bylaws all of our executive officers are elected to their offices on an annual basis until the first meeting of our Board of Directors following our annual stockholder meeting. No family relationships exist among any of our directors or executive officers.

The names, ages and biographies of our directors are as follows:

CLASS I DIRECTORS—TERMS TO EXPIRE IN 2025

Brian Corvese Age: 66 President and Founder of Vencor Capital Director since 2007 (a) Compensation Committee (b) Corporate Governance and Nominating Committee (c) Executive Committee (Chair)

Since 1999, Mr. Corvese has been the President and Founder of Vencor Capital (“Vencor”), a private equity firm with telecommunications and technology investments in the Middle East and Mediterranean regions. Prior to working at Vencor, Mr. Corvese worked on investments in the U.S. and global equity markets as a Managing Director and partner at Soros Fund Management, the largest hedge fund in the world at the time. From 1988 to 1996, Mr. Corvese was a partner at Chancellor Capital Management (“Chancellor”), a $25 billion money management firm. While at Chancellor, Mr. Corvese was a Portfolio Manager with responsibility for investments made in basic industries, restructurings, and special situations, corporate governance investments, as well as founded and managed his own hedge fund. From 1981 to 1988, Mr. Corvese was with Drexel Burnham Lambert (“Drexel”) as an equity analyst following the chemical and specialty chemical industries and participated in a significant number of merger and acquisition activities. While at Drexel, Mr. Corvese was a member of the top chemical and specialty chemical research team, as ranked by Institutional Investor. Mr. Corvese currently serves on the Board of Directors of MiNK Therapeutics, Inc., the National Telecommunications Corporation, based in Cairo, Egypt, and Protagenic Therapeutics, an affiliate of Agenus, based in Ontario, Canada. Mr. Corvese earned degrees in finance and political science from The University of Rhode Island and attended New York University Graduate School. With over 30 years of experience in the financial industry, Mr. Corvese brings substantial financial, business and governance expertise to our Board.

Timothy R. Wright Age: 66 Director since 2006, Lead Director since 2009 (a) Compensation Committee

Mr. Wright is the former CEO of MiMedx Group, a placental biological company focused in regenerative medicine. Mr Wright served as CEO and a member of the Board of Directors from May 2019 to September 2022. Mr. Wright has also served as a Founding Partner of Signal Hill Advisors, LLC since February 2011. Mr. Wright also served as chairman of The Ohio State University Comprehensive Cancer Center Drug Development Institute that he founded in 2011, and director of the Ohio State University Innovation Foundation until September 2022. Mr. Wright was the President and Chief Executive Officer and a director of M2Gen Corp., a privately held Cancer health informatics company, between July 2017 and September 2018.

(b) Corporate Governance and Nominating Committee (Chair) (c) Audit and Finance Committee (d) Executive Committee

From April 2015 through July 2017, Mr. Wright was the Executive Vice President, Mergers and Acquisitions, Strategy and Innovation at Teva Pharmaceuticals Industries Ltd. Mr Wright has held several global executive roles throughout his career including President of Covidien Mallinkrodt, a medical imaging and pharmaceutical company (a subsidiary of Covidien, now Medtronic) from 2007-2010. Mr. Wright serves on the boards of Washington University Medical School and North Carolina State School of Veterinary Medicine. Prior to that, Mr. Wright served as President of the Imaging Solutions and Pharmaceutical Products Sector of Covidien from February 2007 until December 2010. Mr. Wright brings to our Board over 30 years of global pharmaceutical industry experience in general management, product development, and commercialization as well as business restructuring and transaction experience. Beginning in April 2004, Mr. Wright was interim CEO, President and a member of the Board of Directors of AAI Pharma, a hybrid pharmaceutical, drug delivery/manufacturing, and global clinical research organization. Upon the sale of AAI Pharma’s pharmaceutical assets to Xanodyne Pharmaceuticals Inc., Mr. Wright transitioned to Chief Operating Officer at Xanodyne Pharmaceuticals Inc., a role he maintained until May 2006. Mr. Wright was also President of Elan Bio-Pharmaceuticals and has held several senior management positions with Cardinal Health Inc. and Dupont Merck Pharmaceutical Company. Over his career, Mr. Wright has served on ten Boards of Directors, including six in North America and four in Europe and Asia. Mr. Wright earned his bachelor’s degree from The Ohio State University. Mr. Wright’s global and extensive biotechnology, pharmaceuticals and life sciences operating experience combined with his professional Board experience brings important insight to Agenus.

CLASS II DIRECTORS—TERMS TO EXPIRE IN 2026

Garo H. Armen, Ph.D. Age: 71 Founder and Chairman and Chief Executive Officer of Agenus Inc. Director since 1999 (a) Executive Committee

Dr. Armen is Chairman and Chief Executive Officer of Agenus Inc., which he co-founded in 1994. Dr. Armen brings to our Board a deep historical and practical knowledge of the business of the Company and its technologies, as well as years of expertise in the financial and biopharmaceutical arenas. From mid-2002 through 2004, he was Chairman of the Board of Directors for the biopharmaceutical company Elan Corporation, plc which he helped restructure. Dr. Armen currently serves as non-executive Chairman of the Board of Directors of Protagenic Therapeutics, Inc., a publicly held biotechnology company and as the Chairman of the Board of MiNK Therapeutics, Inc., an affiliate of Agenus.

Dr. Armen is also the founder and Chairman of the Children of Armenia Fund, a philanthropic organization established in 2000 that is dedicated to the positive development of the children and youth of rural Armenia. He holds a Ph.D. degree in physical organic chemistry from the City University of New York.

Susan Hirsch Age: 71 Director since 2020 (a) Audit and Finance Committee

Ms. Hirsch has over 40 years of experience in investment management and finance. Until February 2021, she was a Managing Director and Portfolio Manager at Nuveen, a TIAA company, where she was responsible for managing over $20 billion in assets including the TIAA-CREF Large-Cap Growth Fund with $6.6 billion in assets. Prior to joining Nuveen in 2005, she served as Executive Vice President and Portfolio Manager for the Mid-Cap Growth and Technology Sector portfolios as Jennison Associates. Ms. Hirsch’s previous experience also includes investment management positions at Lehman Brothers Global Asset Management and Delphi Asset Management as a Senior Portfolio Manager for the Selected Growth Stock Portfolio. She began her career as an analyst at Smith Barney and Lehman Brothers where the success of her quantitative model led to her subsequent recognition as a top ranked Institutional analyst for small cap growth stocks in 1991, 1992 and 1993. Ms. Hirsch holds a BS in Accounting from Brooklyn College. Ms. Hirsch qualifies as an audit committee financial expert and brings extensive investment and financial experience to our Board.

Ulf Wiinberg Age: 65 Director since 2016 (a) Audit and Finance Committee (Chair) (b) Corporate Governance and Nominating Committee

Mr. Wiinberg has almost 20 years of senior leadership experience. Mr. Wiinberg previously served as Chief Executive Officer of H. Lundbeck A/S (“Lundbeck”) from June 2008 to December 2014. Lundbeck is a global pharmaceutical company developing and marketing treatments for psychiatric and neurological disorders. He previously served on the boards of several health care industry associations and held multiple executive roles at Wyeth, one of the world’s largest research- driven pharmaceutical companies that was acquired by Pfizer in 2009. He served as President of Wyeth Europe, Africa and Middle East; President of Consumer Healthcare; Managing Director of Wyeth UK, and in various commercial positions. Mr. Wiinberg currently serves on the boards of UCB SA, a global biopharmaceutical company based in Belgium, Hansa Medical AB (Chairman), a Swedish biopharmaceutical company, Alfa Laval AB, a Swedish industrial company, and MiNK Therapeutics, Inc., an affiliate of Agenus. Mr. Wiinberg qualifies as an audit committee financial expert and brings to our Board years of experience in the biotechnology, pharmaceutical and healthcare industries internationally as well as extensive financial and corporate governance experience.

CLASS III DIRECTORS – TERMS TO EXPIRE IN 2024

Allison M. Jeynes-Ellis, MD, FFPM (UK) Age: 58 Chief Executive Officer of Avillion LLP Director since 2018 (a) Compensation Committee

Dr. Jeynes-Ellis is a trained clinician with more than 25 years of senior leadership experience in the pharmaceutical industry. Dr. Jeynes-Ellis has been the Chief Executive Officer of Avillion LLP (“Avillion”), a London-based drug development company since 2014. Prior to her current position as CEO, Dr. Jeynes-Ellis served as Avillion’s Chief Medical Officer from December 2012 to January 2014. Before her tenure at Avillion, Dr. Jeynes-Ellis worked in senior roles at Wyeth, Bristol-Myers Squibb, and Novartis. Her previous affiliations also include Cambridge Antibody Technology and Genentech, government bodies and medical charities. She has managed teams focusing on global clinical development projects that have led to drug approvals in Europe and the United States, across a range of therapeutic areas. Dr. Jeynes-Ellis became the Chair of the Board of OxSonics Therapeutics (“OxSonics”) in April 2021. OxSonics is a biotechnology company developing ultrasound-based drug delivery systems for the treatment of cancer. Dr. Jeynes-Ellis also sits on the Board of Directors of Anaveon. Dr. Jeynes-Ellis bring to our Board substantial experience as a life science executive and medical expertise.

OUR CORPORATE GOVERNANCE

Our Commitment to Good Corporate Governance

We believe that good corporate governance and an environment of high ethical standards are essential for Agenus to achieve business success and to create value for our stockholders. The Board is committed to high governance standards and to continually working to improve them. We regularly review our corporate governance practices in light of ongoing changes in applicable law and evolving best practices.

Role of Our Board

The Board monitors our overall corporate performance, the integrity of our financial controls, risk management and legal compliance procedures. It appoints senior management and oversees succession planning and senior management’s performance and compensation. The Board also oversees our short- and long-term strategic and business planning, and reviews with management its business plan, financing plans, budget, and other key financial and business objectives.

Members of the Board keep informed about our business through discussions with our Chief Executive Officer and other members of our senior management team, by reviewing materials provided to them by management on a regular basis and in preparation for Board and committee meetings, and by participating in meetings of the Board and its committees. Senior management regularly reviews key portions of our business and its progress with the Board. These practices afford the Board members the opportunity to actively participate in risk management assessment and raise questions and engage in discussions with management regarding areas of potential risk and opportunities to mitigate such risk. The Audit and Finance Committee of the Board reviews the risk management practices of the Company and in particular the Company's approach to cyber risks and mitigation efforts, and both the Corporate Governance and Nominating Committee and the Audit and Finance Committee receive periodic updates from the Company’s senior management outlining areas of compliance focus and proposed recommendations. Additionally, the Compensation Committee reviews the Company’s executive compensation program and the incentives created by the executive compensation program, to assess whether our compensation arrangements encourage excessive or properly calibrate risk-taking by our executives.

We introduce our senior executives and other strategic employees to the Board so that the Board can become familiar with our key talent. Timothy R. Wright, our Lead Director, introduces each new Board member to our Corporate Governance policies and their responsibilities to the Company as a director. Each Board member receives a Board of Directors handbook that provides the director with a summary of these practices and policies.

Board Meetings and Attendance

In 2023, the Board met eight times and acted by written consent four times. During 2023, each of our directors attended at least 75% of (i) the meetings of the Board and (ii) meetings of committees of the Board on which the director served, during the period in which they were directors. All of our Board members attended our 2023 Annual Meeting of Stockholders. We expect all of our Board members to attend the 2024 Annual Meeting.

Governance Guidelines

The Board is guided by our Guidelines on Significant Corporate Governance Issues (our “Governance Guidelines”). We believe our Governance Guidelines demonstrate our continuing commitment to good corporate governance. The Board reviews our Governance Guidelines from time to time, as needed, and when significant developments warrant a new review. Our Governance Guidelines are posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. No material on our website is part of this Annual Report on Form 10-K.

Performance of Our Board

We consider it important to continually evaluate and improve the effectiveness of the Board, its committees and its individual members. We do this in various ways. Each year, the Lead Director surveys the Board members to assess the effectiveness of the Board and its committees. Using these surveys, the Lead Director assesses the Board’s performance and the performance of individual members, and reports his conclusions to the full Board. The assessment also evaluates the Board’s effectiveness in reviewing executive management, conducting appropriate oversight and adding value to Agenus. Each of the Board’s standing committees also conducts annual self-evaluations.

At each Board meeting, each Board member has the opportunity to assess the effectiveness of the materials presented and the conduct of the meeting, and to offer suggestions for improvement at future meetings.

Code of Business Conduct and Ethics and Securities Trading Policies

The Board originally adopted our Code of Business Conduct and Ethics in 2003. The Board reviewed, revised, and updated the Code of Business Conduct and Ethics most recently in January 2024. The Code of Business Conduct and Ethics applies to all members of the Board and all employees of Agenus, including our Chief Executive Officer, and Principal Financial and Accounting Officer. In addition, Agenus has a Securities Trading Policy, which was updated and reviewed and approved by the Board in January 2023. Among other matters, both our Code of Business Conduct and Ethics and Securities Trading Policy prohibit the members of the Board and all employees of Agenus from buying or selling our securities while in possession of material, non-public information about the Company. Our Code of Business Conduct and Ethics and Securities Trading Policy are each posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. No material on our website is part of this Annual Report on Form 10-K. We intend to post on our website all disclosures that are required by law or Nasdaq listing rules concerning any amendments to our Code of Business Conduct and Ethics. Stockholders may request a free printed copy of our Code of Business Conduct and Ethics by writing to Investor Relations, Agenus Inc., 3 Forbes Road, Lexington, MA 02421.

ESG Charter

As an immuno-oncology company, we are driven by our commitment to help patients of today and tomorrow by developing medicines that seek to extend and improve quality of life. As we do so, our vision inspires us to support a sustainable Environmental, Social and Governance ("ESG") strategy; one where the planet is healthy, people thrive, and society is inclusive. In February 2023, we issued our inaugural ESG Charter, which outlines the Company's commitment and process for defining and measuring progress of our stated commitment to environmental stewardship and sustainability, corporate social responsibility and corporate governance. Our Environmental, Social, Governance Charter is posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. No material on our website is part of this Annual Report on Form 10-K.

Compensation Recoupment Policy

In June 2023 we adopted a Policy for Recoupment of Executive Incentive Compensation in the Event of Accounting Restatement (the “Compensation Recoupment Policy”), in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers. Under the Compensation Recoupment Policy, if we are required to prepare an accounting restatement due to material errors or noncompliance with any financial reporting requirements under the securities laws, certain incentive-based compensation paid or awarded to covered executives will be subject to reduction and/or repayment if the amount of such compensation was calculated based on the achievement of financial results that were the subject of the restatement and the amount of such compensation that would have been received by the covered executives had the financial results been properly reported would have been lower than the amount actually awarded.

Independence of Directors

Our Governance Guidelines and Nasdaq listing rules provide that a majority of the Board should be composed of independent directors. The Corporate Governance and Nominating Committee annually reviews the independence of the directors and reports to the Board which directors it recommends that the Board determine are independent. The Board then makes the final determination. The Board takes into account Nasdaq listing rules, applicable laws and regulations, and other factors in making its determinations including potential conflicts of interest, related party transactions, and other relationships that would reasonably be expected to compromise a director’s independence. The Board has determined that Mr. Corvese, Ms. Hirsch, Dr. Jeynes-Ellis, Mr. Wiinberg, and Mr. Wright are currently independent directors. Dr. Armen is currently not an independent director because he is employed as our Chief Executive Officer. In making independence determinations with regard to other directors, the Board considered related party transactions between us and a director or a director’s affiliates and any positions a director holds with entities with commercial relationships with us.

Executive Sessions of Independent Directors

Our independent directors periodically meet in executive session without management present immediately after regularly scheduled Board meetings. Four such meetings were held during 2023.

Leadership Structure of the Board

Mr. Wright, an independent director, serves as the Lead Director of the Board and as Chair of the Corporate Governance and Nominating Committee. Mr. Wright also serves on the Compensation Committee, the Audit and Finance Committee and the Executive Committee. In addition to the duties of all directors, the specific responsibilities of the Lead Director include: (i) acting as chair of the Corporate Governance and Nominating Committee; (ii) developing the agenda for and presiding over all executive sessions of the independent directors; (iii) acting as principal liaison between the independent directors and the Chief Executive Officer on sensitive issues and raising at any meeting of the Board items that are not appropriately or best put forward by the Chief Executive Officer; and (iv) communicating to the Chief Executive Officer the independent directors’ annual evaluation of the Chief Executive Officer. The Company’s Chief Executive Officer serves as the Chairman of the Board. We believe that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business, and most capable of effectively identifying strategic priorities and leading the discussion and execution of our Company’s strategy. Our independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight, and expertise from outside the Company and from inside and outside the Company’s industry, while the Chief Executive Officer brings Company-specific experience and expertise. To assure effective independent oversight, the Company has adopted a number of governance practices, including:

•
a strong, independent, clearly-defined Lead Director role (as described above);
•
executive sessions of the independent directors held periodically; and
•
an annual performance evaluation of the Chairman/Chief Executive Officer by the independent directors.

While there may be circumstances in the future that would lead the Company to separate the offices of Chairman and Chief Executive Officer, we do not believe this is currently necessary due to the nature and size of the operations of the Company, the overall independence of the Board from management, and the strength of the Lead Director’s role on the Board.

Committees of the Board

The Board currently has five standing committees: the Audit and Finance Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, the Affiliate Transactions Committee and the Executive Committee. The Board also appoints from time to time ad hoc committees to address specific matters.

Audit and Finance Committee

Members:

Ulf Wiinberg, Chair

Susan Hirsch

Timothy R. Wright

The Audit and Finance Committee consists entirely of independent directors within the meaning of the Nasdaq listing rules and the requirements contemplated by Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). During the entirety of 2023, Mr. Wiinberg (Chair), Mr. Wright and Ms. Hirsch were members of the Audit and Finance Committee. The Board determined that Mr. Wiinberg qualifies as an audit committee financial expert. The Audit and Finance Committee’s primary function is to assist the Board in monitoring the integrity of our consolidated financial statements and our system of internal control. The Audit and Finance Committee has direct responsibility for the appointment, independence, and monitoring of the performance of our independent registered public accounting firm. The committee is responsible for pre-approving any engagements of our independent registered public accounting firm, and all related party transactions. The committee also reviews our risk management practices, cyber-security program and mitigation, strategic tax planning, preparation of quarterly and annual financial reports, and compliance processes.

The Audit and Finance Committee members meet regularly with our independent registered public accounting firm, without management present and with members of management in separate private sessions, to discuss any matters that the committee or these individuals believe should be discussed privately with the committee, including any significant issues or disagreements concerning our accounting practices or consolidated financial statements. The committee also reviewed and approved the Company's Securities Trading Policy, among others, in 2023. The committee conducts a meeting each quarter to review our consolidated financial statements prior to the public release of earnings. The committee has the authority to engage special legal, accounting or other consultants to advise the committee. The committee also has the authority to delegate to subcommittees any responsibilities of the full committee. The Audit and Finance Committee charter is posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. No material on our website is part of this Annual Report on Form 10-K.

Compensation Committee

Members:

Brian Corvese, Chair

Timothy R. Wright

Allison Jeynes-Ellis

The Compensation Committee consists entirely of independent directors within the meaning of applicable Nasdaq listing rules and “non-employee directors” for purposes of Rule 16b-3 under the 1934 Act. During the entirety of 2023, Mr. Corvese (Chair), Dr. Jeynes-Ellis, and Mr. Wright were members of the Compensation Committee. The committee’s primary purpose is to approve, administer and interpret our executive, key employee and director compensation programs, benefit policies, compensation philosophy and engagement with external compensation consultants. The committee reviews, determines and approves the compensation of the Chief Executive Officer, all other executive officers and certain other key employees. It also reviews and recommends compensation for members of the Board. Additionally, the committee makes recommendations to the Board regarding the adoption of new incentive compensation and equity-based plans and administers existing incentive compensation and equity-based plans.

The Compensation Committee considers data from other companies for compensation comparison purposes and retained an outside compensation consultant in 2023, Aon Consulting, Inc. through its Human Capital Solutions Subdivision (“Aon Radford”), to review the Company's compensation philosophy, create a relevant comparator peer group based on a number of relevant factors, and evaluate our executive and board compensation programs. The committee has the authority to retain legal, accounting, or other consultants to advise the committee on executive and board compensation issues that may arise. The committee also has the authority to delegate to subcommittees any responsibilities of the full committee. The Compensation Committee charter is posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. Please also see Item 11. Executive Compensation in this Annual Report on Form 10-K. No material on our website is part of this Annual Report on Form 10-K. Aon Radford does not provide any services to the Company or the Compensation Committee other than those described above. After consideration of the six independence assessment factors provided under the listing rules of Nasdaq, the Compensation Committee determined that Aon Radford, as an advisor to the Compensation Committee during 2023, was independent and that the work performed by Aon Radford did not raise any conflicts of interest in 2023 that would preclude the Compensation Committee from reviewing and considering Aon Radford’s analyses when making compensation decisions.

Corporate Governance and Nominating Committee

Members:

Timothy R. Wright, Chair

Brian Corvese

Ulf Wiinberg

The Corporate Governance and Nominating Committee consists entirely of independent directors within the meaning of applicable Nasdaq listing rules. During 2023, the Corporate Governance and Nominating Committee consisted of Mr. Wright (Chair), Mr. Corvese and Mr. Wiinberg. The Corporate Governance and Nominating Committee is responsible for recommending to the Board policies relating to the conduct of Board affairs, the process for annual evaluation of the Board and the Chief Executive Officer, issues of corporate public responsibility, and overseeing the Company’s management succession planning process. It periodically evaluates the composition of the Board and its committees, the contributions of individual directors, and the Board’s effectiveness as a whole. The committee reviews the Company’s ethics and compliance activities under the Code of Business Conduct and Ethics.

The Corporate Governance and Nominating Committee recommends to our full Board individuals to serve as directors. The committee recommends to the Board guidelines and criteria for Board membership and reviews with the Board, on a periodic basis, the appropriate skills and characteristics required of Board members in the context of the then current needs of Agenus. The committee is responsible for reviewing with the Board the appropriate personal characteristics and professional competencies preferred of Board members, who are expected to work together as a team to properly oversee our strategies and operations. In general, all directors are expected to possess certain personal characteristics necessary to create a highly functional and collegial Board, which include personal and professional integrity, practical wisdom and mature judgment, an inquisitive and objective perspective, and time availability for performing the duties of a director.

The Board, as a group, is expected to encompass a range of talents, ages, skills, diversity, and expertise sufficient to provide sound and prudent guidance with respect to the operations and interests of our business. Examples of desired professional competencies include accounting and financial literacy, clinical drug development experience, industry knowledge, medical or scientific knowledge, and management experience. When evaluating potential new Board appointments, the Corporate Governance and Nominating Committee considers these factors, but does not have any fixed criteria for candidates it recommends because the Board believes that a flexible evaluation process allows the committee to make sound judgments based on the needs of the organization and specific attributes of each candidate without a need for a formal policy current. Candidates should also be enthusiastic about service on our Board and working collaboratively with existing Board members to create value for all of our stockholders. The Corporate Governance and Nominating Committee does not have a formal policy with regard to the consideration of director candidates recommended by stockholders because it does not believe such a policy is necessary given that no unaffiliated stockholder has ever recommended a director candidate. When considering director candidates, the Corporate Governance and Nominating Committee, in consultation with the Chief Executive Officer and full Board, considers the current strengths on the existing Board, the current needs of the organization, and anticipated future activities and requirements of both the Board and the organization as a whole. Historically, director candidates have been generally identified primarily through referrals and the expansive and diverse professional network pool of the Board and senior executives. If the committee were to receive a recommendation for a director candidate from a stockholder, the committee expects that it would evaluate such a candidate using the criteria described above. The committee will consider a recommendation only if appropriate biographical information and background material is provided on a timely basis, accompanied by a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least one year as of the date that the recommendation is made. To submit a recommendation for a nomination, a stockholder may write to the Lead Director, Agenus Inc., 3 Forbes Road, Lexington, Massachusetts 02421, Attention: Lead Director.

In addition, our bylaws permit stockholders to nominate individuals, without any action or recommendation by the committee or the Board, for election as directors at an annual meeting of stockholders. The committee updated its charter of the Corporate Governance and Nominating Committee in 2022, which is posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. No material on our website is part of this Annual Report on Form 10-K.

Affiliate Transactions Committee

Members:

Susan Hirsch

Timothy R. Wright

Given our 63% ownership of MiNK common stock, the Board determined that it was advisable to create a new, independent committee of the Board to evaluate and negotiate material transactions or matters with respect to which a conflict of interests exists or would reasonably be expected to exist between the Company, on the one hand, and MiNK on the other hand. In March 2023, the Board approved the Affiliate Transactions Committee Charter. The Affiliate Transactions Committee consists entirely of independent directors within the meaning of applicable Nasdaq listing rules and who are disinterested with respect to MiNK. During 2023, the Affiliate Transactions Committee consisted of Ms. Hirsch and Mr. Wright.

Our Affiliate Transactions Committee Charter is posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. No material on our website is part of this Annual Report on Form 10-K.

Nasdaq Diversity Matrix

The following matrix provides race/ethnicity, as well as gender, of the members of our Board, as self-identified by members of our Board.

Board Diversity Matrix (As of March 14, 2024)

Total Number of Directors: 5

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I Gender Identity
Directors	2	3	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	2	3	-	-
Middle Eastern	-	-	-	-
Scandinavian	-	1	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Communications with the Board

You may contact the Board or any committee of the Board by writing to Board of Directors (or specified committee), Agenus Inc., 3 Forbes Road, Lexington, Massachusetts 02421, Attn: Lead Director. You should indicate on your correspondence that you are an Agenus stockholder. Communications will be distributed to the Lead Director, the appropriate committee chairman, or other members of the Board or executive management, as appropriate, depending on the facts and circumstances stated in the communication received. Executive management will generally determine the proper response to inquiries of a commercial nature, which generally will not be forwarded to the Lead Director. Inquiries regarding accounting, internal controls over financial reporting, or auditing matters will be forwarded to the Chair of the Audit and Finance Committee, and inquiries involving matters governed by the Code of Business Conduct and Ethics will be forwarded to the Chair of the Corporate Governance and Nominating Committee.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the year ended December 31, 2023 were Mr. Corvese (Chair), Dr. Jeynes-Ellis, and Mr. Wright. No member of the Compensation Committee was at any time during 2023, or formerly, an officer or employee of Agenus or any subsidiary of Agenus. No executive officer of Agenus has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a director of Agenus or member of the Compensation Committee.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the compensation of the executive officers who are named in the “Summary Compensation Table” below and who are referred to throughout this proxy statement as our “named executive officers,” and the material factors relevant to an understanding of their compensation in 2023. Our named executive officers for 2023 are:

•
Dr. Garo H. Armen—Chairman and Chief Executive Officer;
•
Dr. Steven J. O’Day—Chief Medical Officer; and
•
Ms. Christine M. Klaskin—Vice President of Finance.

Executive Summary

This section provides information on the compensation of our named executive officers and the key factors relevant to understanding their compensation in 2023. Our named executive officers for 2023 are Dr. Garo H. Armen, Chairman and Chief Executive Officer; Dr. Steven J. O’Day, Chief Medical Officer; and Ms. Christine M. Klaskin, Vice President of Finance.

Our executive compensation program is designed to attract and retain top talent, reward strong performance, and align incentives with the creation of long-term shareholder value, while also considering the Company’s resource constraints. The target short-term compensation (base salary and target annual incentive bonuses) for our named executive officers is positioned competitively on average within approximately the 50th percentile of our compensation peer group. Our long-term incentive programs are designed to preserve cash resources, encourage long-term decision-making and value creation, and reward stock price appreciation.

In 2023, we and our subsidiaries exceeded most of our annual goals set under our corporate performance goals. We achieved significant clinical, research, and operational goals, such as completing enrollment in Phase 1 and randomized Phase 2 studies of botensilimab and balstilimab in metastatic CRC and successful completion for CQV and manufacturing readiness for clinical production. We opened our new commercial manufacturing facility in Emeryville, CA, where, following validation and commissioning, we will transition our manufacturing. Data from our clinical programs were presented at six premiere scientific forums and in five peer-reviewed publications. We launched a Medical Affairs group as a key part of our engagement with key opinion leaders and healthcare professionals. We hired a new commercial lead and launched plans to prepare for eventual commercialization of our lead clinical program. We began engagement with the FDA on aspects of our clinical program, and received Fast Track designation for our lead program of botensilimab and balstilimab in patients with metastatic CRC, specifically patients with no active liver metastases, previously treated with standard combination of chemotherapy, anti-VEGF and anti-EGFR, as appropriate.

We believe that our incentive compensation programs were administered in a manner consistent with our operating performance, long-term objectives, and compensation philosophy. Based on the Company’s overall performance in 2023, the annual incentive bonuses earned by our named executive officers ranged from 100% to 146% of their target bonus amounts, prior to adjusting for the multiplier applied as a result of the payment of these bonuses in stock options rather than cash, as dexcribed below under "Annual Incentive Bonuses".

Compensation Philosophy

Our executive compensation program is designed to attract and retain high-caliber talent while aligning our executives' incentives with the creation of long-term shareholder value. We aim to manage the risks and challenges inherent to a biotechnology company of our size and stage of development by combining short- and long-term elements, cash and equity compensation, and fixed and variable compensation. We incentivize our executives to achieve various research, clinical, and operational goals, as a means to creating long-term shareholder value, including building a high-performing team, demonstrating leadership and innovation, managing multiple dimensions of our business, and identifying and addressing our short- and long-term operational needs and financial position.

Our general philosophy is to emphasize equity over cash compensation and long-term over short-term compensation. With respect to our executive compensation program, we aim to be competitive within our industry and fair relative to other professionals within our organization. Our executives' base salaries, target annual incentive bonus levels, and target annual long-term incentive award values are set at levels that are competitive with those of our peer group. We continually review our executive compensation program to ensure that it rewards executives appropriately and provides compensation at market-competitive levels. See “Competitive Market Review” below for further information on our peer group and other market data used by our Compensation Committee.

We believe that our executive compensation program appropriately rewards our executives for achieving our goals and objectives, and provides compensation at market-competitive levels. Our Compensation Committee assessed our compensation policies and practices, including the risks created by our compensation plans, and has concluded that our current compensation programs do not present risks that are reasonably likely to have a material adverse effect on the Company.

Competitive Market Review

To compete for top-tier executive talent in the biotechnology industry, we monitor market trends and draw upon compensation surveys prepared by Aon Radford, our Compensation Committee’s independent compensation consultant, custom research developed by Aon Radford, and other nationally recognized compensation surveys. Our Compensation Committee engages Aon Radford annually to evaluate our executive compensation program and compare it to other programs in the market. We defined our market using two market references for 2023: the Radford Global Life Sciences Survey and proxy data from a peer group of biotechnology companies. Our Compensation Committee approves a group of comparable companies as our peer group for executive and director compensation purposes.

Market References: How We Define Market and How We Use Market Compensation Data. Our Compensation Committee has engaged Aon Radford since 2016 as its independent compensation consultant to evaluate our executive compensation program and compare it to other programs in the market.

Defining the Market. For 2023, we used two market references to evaluate our executive compensation program against those in the market:

1.
The Radford Global Life Sciences Survey, a national survey of executive compensation levels and practices. We focused primarily on a pre-determined subset of companies in our sector with between 175 and 1,500 employees and a market capitalization between $300 million to $3.0 billion (average market capitalization of approximately $1.2 billion).
2.
Proxy data from a peer group of biotechnology companies of a similar headcount, market capitalization, development stage and therapeutic focus as the Company.

On an annual basis, our compensation consultant recommends, and our Compensation Committee approves, a group of comparable companies as our peer group for executive and director compensation purposes. In 2022, our Compensation Committee worked closely with Aon Radford to review, evaluate and develop our peer group with an emphasis on biotechnology and pharmaceutical companies with a similar headcount and market capitalization. Based on this analysis and discussions with Aon Radford, our Compensation Committee did not make any updates to our 2022 peer group for 2023. Our peer group for 2022 and 2023 was as follows:

2022 and 2023 Peer Group
Arcus Biosciences, Inc.
Arvinas, Inc.
Atara Biotherapeutics, Inc.
Deciphera Pharmaceuticals, Inc.
Fate Therapeutics, Inc.
ImmunoGen, Inc.
Inovio Pharmaceuticals, Inc.
Instil Bio, Inc.
Iovance Biotherapeutics, Inc.
Karyopharm Therapeutics Inc.
MacroGenics, Inc.
Mersana Therapeutics, Inc.
Precision BioSciences, Inc.
Seres Therapeutics, Inc.
SpringWorks Therapeutics, Inc.
Syndax Pharmaceuticals, Inc.
TG Therapeutics, Inc.
Voyager Therapeutics, Inc.
Zentalis Pharmaceuticals, Inc.

Determining Market Levels and Specific Comparisons. We compare our executive compensation program and amounts of compensation against our peer group by reviewing each compensation component (measured at target in the case of annual and long-term incentive opportunities) and total compensation. The comparisons made in this process are used to determine our approximate position relative to the appropriate market reference by each element of compensation and in total.

Total Compensation Strategy

Our compensation strategy aims to offer our executives competitive compensation packages, with an opportunity to earn above-market pay for exceptional performance. To maintain our competitive pay philosophy, we prioritize long-term equity incentives and performance-based incentive compensation.

We generally target total compensation at approximately the 50th percentile of our peer group, which was the case for 2023 target total compensation. For this purpose, total compensation includes annual base salary, target annual incentive bonus, and the grant date value of equity awards.

The competitive posture of our actual annual compensation paid or earned versus market references will vary year to year based on Company and individual performance, as well as the performance of our peer group and the respective levels of compensation paid by peer group companies to their executives. We expect to continue targeting total compensation at approximately the 50th percentile of our peer group, with an emphasis on performance-based compensation. Further, in light of our compensation philosophy, we believe that the total compensation package for our executives should continue to consist of base salary, annual incentive bonuses, long-term equity-based incentive compensation, and certain other benefits.

Executive Compensation Program

Components of our Executive Compensation Program

Our executive compensation program consists of the following four components (each described in more detail below):

•
Short-term compensation (including base salary and annual incentive bonuses);
•
Long-term incentives;
•
Benefits; and
•
Severance compensation and termination protections.

To determine levels of overall executive compensation, in addition to considering market data as described above, our Compensation Committee balances individual experience, performance and functional area, and company-wide goals and achievements.

The general structure of our executive compensation program is consistent with that for non-executive members of the Agenus management team.

Short-Term Compensation

Our short-term compensation program consists of base salary and annual incentive bonuses. Base salary provides a fixed rate of base compensation to recognize the experience, skills, knowledge, and responsibilities of each executive, and takes into account competitive market conditions.

Base Salary: Base salaries for our executive officers are generally positioned at or around the 50th percentile of our peer group (see “Competitive Market Review” above for further information on our peer group). In establishing the base salaries of our executives, our Compensation Committee (with input from our Chief Executive Officer, other than with respect to his own base salary) considers various factors, such as an executive's seniority, experience, position and functional role and responsibilities, as well as peer group and competitive market data.

For newly hired executives, we also consider any relevant unique personal circumstances that motivated them to join Agenus and what we have historically paid for the same or similar roles, in addition to base salaries for corresponding positions within our peer group and the competitive market. When executives are newly promoted to a position, we consider their prior salary and experience, along with base salaries for corresponding positions within our peer group and the competitive market. If an executive does not have the same level of experience at the time of promotion as a counterpart hired from outside the Company would, we may implement a multi-step approach to bringing their base salary in line with targeted levels. Base salary increases at each of these steps will be contingent on the continued strong performance of the executive.

We review the base salaries of our executives annually and adjust them to reflect the executive’s performance, competitive market conditions, and market data. Increases are considered within the context of our overall annual financial position before more specific individual and market competitive factors are considered. We do not use specific formulas to determine base salary increases.

In January 2023, in connection with its annual review of executive compensation matters and approval of annual long-term incentive awards for all employees, our Compensation Committee approved increases to the base salaries of our named executive officers. Dr. Armen’s base salary increased from $687,750 to $715,260 (a 4% increase), Dr. O’Day’s base salary increased from $572,000 to $594,880 (a 4% increase), and Ms. Klaskin’s base salary increased from $286,754 to $298,224 (a 4% increase). These increases were effective as of March 6, 2023.

Named Executive Officer	2023 Base Salary
Dr. Armen	$715,260
Dr. O’Day	$594,880
Ms. Klaskin	$298,224

In August 2023 our Compensation Committee approved paying Dr. Armen’s base salary in fully vested shares of our stock, in lieu of cash, for the remainder of 2023. In January 2024, the Compensation Committee authorized an extension of this arrangement, and Agenus will continue to pay Dr. Armen’s base salary in stock, in lieu of cash, through the first half of 2024.

In January 2024, in connection with its annual review of executive compensation matters and approval of annual long-term incentive awards for all employees, our Compensation Committee elected not to approve an increase to the salaries of our named executive officers, and as a result, the current salaries of our named executive officers remain unchanged from their 2023 levels.

Annual Incentive Bonuses: Our executive officers' annual incentive bonuses are based on the achievement of Company goals and objectives as well as individual performance and are paid under our Executive Incentive Plan. Each executive is eligible to earn an annual incentive bonus ranging from 0-200% of his or her target bonus based on our Compensation Committee’s evaluation of the achievement of Company goals and objectives and individual performance.

For 2023, each of our named executive officers was eligible to receive an annual incentive bonus. The target bonus amount for each executive was expressed as a percentage of his or her base salary, and was set based on market data and our Compensation Committee’s assessment of the achievement of pre-established Company goals and objectives as well as individual performance. In March 2023, the Compensation Committee approved an increase in Ms. Klaskin's target bonus percentage from 30% to 35% of her base salary in connection with its annual review of executive compensation matters and approval of annual longer-term incentive awards for all employees.

Named Executive Officer	2023 Target Bonus (% of base salary)
Dr. Armen	60
Dr. O’Day	50
Ms. Klaskin	35

The Company sets annual goals and objectives at the beginning of each year with input from our executives, and such goals are reviewed and approved by our Compensation Committee and the Board. For 2023, the goals and objectives were:

•
Position Agenus to be on track as a revenue generating company by 2025 based upon an approval and launch of its lead program botensilimab in combination with balstilimab in metastatic CRC.
•
Continue to advance an unprecedented pipeline of effective, novel combinations of programs as well as progressing new programs discovered and being developed pre-clinically and clinically.
•
Complete financing or value accretive transactions to provide sufficient capital to finance operations.
•
Establish a path for a regulatory filing for our lead program on an accelerated pathway, with a planned Phase 3 confirmatory trial.
•
Complete accrual of our Phase 2 program in our lead indication, metastatic CRC
•
Progress manufacturing to support opening Emeryville commercial manufacturing facility.
•
Progress CMC to include manufacturing CQV and registration batches to support regulatory filing in 2024.
•
Develop plan for potential commercial launch of lead program in 2025.
•
Launch medical affairs group to expand appropriate communication about lead programs. Generate high visibility with key opinion leaders and healthcare professionals on Agenus’ lead program through presentations at premier conferences and publications in peer-review journals.

In 2023, the Company achieved significant progress towards its goal of revenue generation by 2025, with notable achievements in product development, clinical studies, manufacturing, commercial planning, and medical affairs. These included completing enrollment in Phase 1 and randomized Phase 2 studies of botensilimab and balstilimab in metastatic CRC and successful completion for CQV and manufacturing readiness for clinical production. We opened our new commercial manufacturing facility in Emeryville, CA, where, following validation and commissioning, we will transition our manufacturing. Data from our clinical programs were presented at six premiere scientific forums and in five peer-reviewed publications. We launched a Medical Affairs group as a key part of our engagement with key opinion leaders and healthcare professionals. We hired a new commercial lead and launched plans to prepare for eventual commercialization of our lead clinical program. We began engagement with the FDA on aspects of our clinical program, and received Fast Track designation for our lead program of botensilimab and balstilimab in patients with metastatic CRC, specifically patients with no active liver metastases, previously treated with standard combination of chemotherapy, anti-VEGF and anti-EGFR, as appropriate. The Company also restructured operating expenses and headcount to improve operational efficiency and focus on the registrational pathway for botensilimab and balstilimab. The Company also expanded its pipeline through next-generation therapies and combinations of botensilimab and balstilimab, with and without iNKT cells.

While there is no set formula or specified weighting of the Company goals and objectives under the annual bonus program, in determining annual incentive bonus payouts, the Compensation Committee takes into account the achievement of the goals and objectives as a whole. At the end of the year, our Chief Executive Officer, with input from management, prepares a report outlining the extent to which Company goals and objectives were achieved and presents that report to our Compensation Committee along with a recommendation on the executives’ annual incentive bonus payout levels (other than with respect to his own), as a percentage of their target bonuses. Our Compensation Committee evaluates the report, along with any relevant supporting documentation, and considers it in the context of any change in facts or circumstances that could have impacted goal attainment throughout the year. From time to time, our Compensation Committee may request supplemental information from management to support the Compensation Committee’s evaluation. Based on this evaluation, as well as the Company’s available financial resources, our Compensation Committee exercises its discretion to determine the appropriate level for the executives’ annual incentive bonus payouts. Once determined, the recommended bonus payout level is applied to each executive’s target bonus percentage to establish his or her annual incentive bonus payout. Our Compensation Committee may exercise further discretion to adjust the actual bonus paid to any individual executive based on his or her individual performance and its impact on the Company’s overall performance (with input from our Chief Executive Officer, other than with respect to his own bonus), which it did in respect of 2023 annual bonuses, as described below under “2023 Compensation Actions for our Named Executive Officers.”

In determining the annual incentive bonus payouts for our executive officers for 2023, our Compensation Committee determined that the majority of the Company’s pre-established goals and objectives for 2023, as described above, were accomplished.

In particular, the Company progressed its lead clinical program of botensilimab and balstilimab in metastatic CRC for a potential regulatory submission in 2024 based on FDA engagement. Success with that filing would enable Agenus to be on track as a revenue generating company by 2025 following an approval and launch of its lead program botensilimab in combination with balstilimab in metastatic CRC. The Company continued to advance its unprecedented pipeline of novel combinations progressing new programs discovered and being developed pre-clinically and clinically. The Company continued to work toward financial and business development transactions to provide sufficient capital to finance operations, and earned milestones based on existing partnered programs and completed transactions. The Company moved toward a regulatory filing for our lead program on an accelerated pathway, with a planned Phase 3 confirmatory trial, subject to feedback from the FDA. Critically, the Company achieved accrual of the Phase 2 program in our lead indication, metastatic CRC The Company progressed its manufacturing plans, including opening Emeryville commercial manufacturing facility in January 2023. In addition, the Company progressed its CMC to include manufacturing CQV and registration batches to support regulatory filing in 2024. The Company developed plans for potential commercial launch of the lead program in 2025, following a successful approval. Finally, the Company launch its medical affairs group to expand appropriate communication about lead programs and generate high visibility with key opinion leaders and healthcare professionals. This included presentations at premier conferences and publications in peer-review journals.

Our Compensation Committee noted that these accomplishments were made in a challenging economic environment in which the management team was under substantial resource constraints, and that the Company’s accomplishments in 2023 were critical in advancing the development of our diverse portfolio, reducing our reliance on contract manufacturing organizations, effectively managing our cost structure and advancing the Company towards potential commercialization.

For 2023, our Compensation Committee approved an annual incentive bonus payout for each of our named executive officers as follows: Dr. Armen at 146% of target, Dr. O’Day at 125% of target and Ms. Klaskin at 100% of target. In 2024, our Board determined to pay our employees, including our named executive officers, their annual incentive bonuses in the form of time-based options, in lieu of cash, with the number of shares underlying such options determined by dividing 125% of the employee’s earned bonus by the closing price of our common on January 17, 2024 ($0.59 per share) for Dr. Armen and January 16, 2024 ($0.61 per share) for Dr. O’Day and Ms. Klaskin. This resulted in Drs. Armen and O'Day and Ms Klaskin being granted 1,324,153, 761,885 and 213,890 options respectively. These options vest as to 50% of the underlying shares on June 27, 2024 and 50% of the underlying shares on September 27, 2024, subject to the executives continued employment or service with us through the applicable vesting date. These awards are also subject to shareholder approval of an increase in the amount of shares available for issuance under the 2019 EIP and, if such shareholder approval is not obtained, our Compensation Committee will determine the form of payout of 2023 annual bonuses. The table below shows for each of our named executive officers (i) his or her target annual incentive bonus (as a percentage of base salary), (ii) actual annual incentive bonus that would have been received if it had been paid in cash (as a percentage of base salary), and (iii) actual annual incentive bonus that would have been received if it had been paid in cash (as a percentage of target), in each case of (ii) and (iii) after giving effect to the 125% multiplier applied as a result of the payment in stock options. The amounts reported do not take into account the grant date fair value of the options.

Named Executive Officer	2023 Target Bonus (% of base salary)	2023 Actual Bonus (% of base salary)	2023 Actual Bonus (% of target)
Dr. Armen	60	109	182
Dr. O’Day	50	78	156
Ms. Klaskin	35	44	125

Long-Term Incentives

The Company's long-term incentives for 2023 consisted of time-vesting stock options. The Company believes that time-vesting stock options are also performance-based because no value is created unless the value of the common stock appreciates after grant.

Equity-based awards are granted to executives and employees to enable them to participate in the long-term appreciation of the Company's stock and to align their interests with those of our stockholders, and thereby encourage our executives to take actions that are in the best interests of the Company’s long-term success. These awards are not granted automatically to executives on an annual basis. The Compensation Committee grants equity-based awards based on the executive’s and the Company's performance over time, their ability to impact the Company's results that drive stockholder value, their level within the organization, their potential to take on roles of increasing responsibility, and competitive equity award levels for similar positions in the peer group.

Initial and Promotional Long-Term Incentive Grants:

The size of the initial long-term incentive grant made to executives upon joining the Company or to current employees being promoted to executive positions is primarily based on competitive considerations applicable to the executive's specific position. The Compensation Committee considers the number of shares of common stock underlying equity-based awards held by other executives in comparable positions within the Company and has, with the assistance of its independent compensation consultant, established long-term incentive guidelines for specified categories of executives. We believe this strategy is consistent with the approach of other companies in our peer group and, in our Compensation Committee’s view, is appropriate for aligning the interests of our executives with those of our stockholders over the long term.

Market Comparisons:

The Company uses several methodologies to make external comparisons when determining the size and form of incentive equity awards to be granted to each executive. These methodologies include comparing the fair value of the grant (determined using methods that are consistent with the guidance in Accounting Standards Codification 718, Compensation—Stock Compensation), the face value of the grant, the number of shares of common stock underlying all incentive equity awards granted by position, and the proportion of exercisable to non-exercisable awards held in total. On a total Company basis, the Company analyzes total annual equity burn rates, the total number of shares remaining in the approved pool under the 2019 EIP, and equity overhang.

2023 Grants:

On January 5, 2023, the Compensation Committee granted an option to purchase shares of our common stock to each of Drs. Armen (2,400,000 shares) and O’Day (200,000 shares) and Ms. Klaskin (162,916 shares), which vest as to one-third of the options on the first anniversary of the grant date and thereafter in eight quarterly installments, generally subject to the named executive officer’s continued employment or service with the Company.

Benefits

The Company provides its employees, including our named executive officers, the following benefits: health, vision, and dental insurance; life insurance; short- and long-term disability insurance; flexible spending accounts; 401(k) plan; and Employee Stock Purchase Plan. The Company provides employer matching contributions equal to $0.50 for each $1.00 contributed by an employee under its 401(k) retirement plan, up to 6% of the employee's compensation. The Company believes that these benefits are consistent with those offered by companies against which it competes for talent.

Severance Compensation and Termination Protection

We are party to employment agreements with Drs. Armen and O’Day. Additionally, we have entered into a change of control agreement with Ms. Klaskin. These agreements provide for severance compensation to be paid if the executive's employment or service is terminated under certain conditions, such as in connection with a change of control of the Company or a termination without cause by the Company, each as defined in the respective agreements.

The employment and change of control agreements and the severance compensation provisions contained in such agreements are designed to meet the following objectives:

•
Change of Control: As part of our normal course of business, we may engage in discussions with other biotechnology and pharmaceutical companies about possible collaborations, licensing and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger established pharmaceutical companies consider companies at similar stages of development to ours as potential acquisition targets. In certain scenarios, a merger or sale of the Company may be in the best interests of our stockholders. We provide severance compensation if an executive’s employment is terminated following a change of control transaction in order to maintain management continuity in the event a potential transaction is announced and to promote the ability of our executives to act in the best interests of our stockholders even though their employment could be terminated as a result of the transaction.
•
Termination without Cause: If we terminate the employment of an executive who is party to an employment and change of control agreement without cause, or the executive resigns due to a compensation reduction or, in the case of Dr. Armen, for other good reason as defined in the applicable agreement, we are obligated to continue to pay the executive’s base salary, bonus, and medical and dental benefits for a defined period, as well as to provide outplacement services. We believe this is appropriate because the terminated executive would be bound by confidentiality, non-solicitation and non-competition provisions following such termination. In addition, having a mutually agreed to severance package that is in place prior to any termination event provides us with more flexibility to make a change in senior management if we consider such a change to be in our and our stockholders’ best interests.

Prohibition Against Hedge and Offset Transactions

The Company's Securities Trading Policy prohibits its executive officers, directors, employees, and consultants, together with members of their household, from engaging in certain transactions, including selling any of our securities that they do not own at the time of the sale, buying or selling put options, call options, or other derivative securities, and engaging in hedging transactions without pre-approval from the Chief Compliance Officer. None of the Company's executive officers has sought or obtained consent to engage in a hedging transaction as of the date of this document.

2023 Compensation Actions for our Named Executive Officers

The compensation actions for 2023 were determined by our Compensation Committee based on assessments of performance relative to Company goals and objectives and individual performance objectives, as well as comparisons against the market references described above. Our Chief Executive Officer, Dr. Armen, makes recommendations to the Compensation Committee regarding individual compensation for our executives, excluding himself. The Compensation Committee makes all final determinations regarding the compensation of our executives, including our named executive officers.

Our 2023 compensation actions for our Chief Executive Officer and our other named executive officers are summarized as follows:

Dr. Garo H. Armen—Chairman and Chief Executive Officer

•
Base Salary: Effective in March 2023, Dr. Armen’s base salary was increased from $687,750 to $715,260 per annum (a 4% increase). In August 2023 our Compensation Committee approved paying Dr. Armen’s base salary in fully vested shares of our stock, in lieu of cash, for the remainder of 2023.
•
Annual Incentive Bonus: In January 2024, our Compensation Committee approved an annual incentive bonus of $625,000 to reward Dr. Armen for his performance in 2023, which was equal to 146% of his target annual incentive bonus. Due to the Board’s decision to pay his annual incentive bonus in Company stock options, subject to shareholder approval of an increase in the amount of shares available for issuance under the 2019 EIP, Dr. Armen was granted time-based Company stock options with the number of shares underlying the options determined by dividing 125% of Dr. Armen’s earned bonus by the closing price of our common stock on the grant date, resulting in Dr. Armen being granted an option to purchase 1,324,153 shares of our common stock.
•
Long-Term Incentives: In January 2023, our Compensation Committee granted Dr. Armen an option to purchase 2,400,000 shares of our common stock, subject to a three-year vesting schedule where one-third of the options vest on the one-year anniversary of the grant date, with the remainder vesting in equal quarterly installments thereafter, generally subject to his continued employment or service with the Company; provided, however, that in the event of Dr. Armen’s death, disability, or retirement, such options shall vest in full.

Steven O’Day—Chief Medical Officer

•
Base Salary: Effective in March 2023, Dr. O’Day’s base salary was increased from $572,000 to $594,880 per annum (a 4% increase).
•
Annual Incentive Bonus: In January 2024, our Compensation Committee approved an annual incentive bonus of $371,800 to reward Dr. O’Day for his performance in 2023, which was equal to 125% of his target annual incentive bonus. Due to the Board’s decision to pay his annual incentive bonus in Company stock options, subject to shareholder approval of an increase in the amount of shares available for issuance under the 2019 EIP, Dr. O’Day was granted time-based Company stock options with the number of shares underlying the options determined by dividing 125% of Dr. O’Day’s earned bonus by the closing price of our common stock on the grant date, resulting in Dr. O’Day being granted an option to purchase 761,885 shares of our common stock.
•
Long-Term Incentives: In January 2023, our Compensation Committee granted Dr. O'Day an option to purchase 200,000 shares of our common stock, subject to a three-year vesting schedule where one-third of the options vest on the one-year anniversary of the grant date, with the remainder vesting in equal quarterly installments thereafter, generally subject to his continued employment or service with the Company.

Christine M. Klaskin—Vice President, Finance

•
Base Salary: Effective in March 2023, Ms. Klaskin’s base salary was increased from $286,754 to $298,224 per annum (a 4% increase).
•
Annual Incentive Bonus: For 2023, Ms. Klaskin’s target annual bonus percentage was increased from 30% to 35% of her base salary. In January 2024, our Compensation Committee approved an annual incentive bonus of $104,378 to reward Ms. Klaskin for her performance in 2023, which was equal to 100% of her target annual incentive bonus. Due to the Board’s decision to pay her annual incentive bonus in Company stock options, subject to shareholder approval of an increase in the amount of shares available for issuance under the 2019 EIP, Ms. Klaskin was granted time-based Company stock options with the number of shares underlying the options determined by dividing 125% of Ms. Klaskin’s earned bonus by the closing price of our common stock on the grant date, resulting in Ms. Klaskin being granted an option to purchase 213,890 shares of our common stock.
•
Long-Term Incentives: In January 2023 our Compensation Committee granted Ms. Klaskin an option to purchase 162,916 shares of our common stock, subject to a three-year vesting schedule where one-third of the options vest on the one-year anniversary of the grant date, with the remainder vesting in equal quarterly installments thereafter, generally subject to her continued employment or service with the Company.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid in any fiscal year to certain specified executive officers, subject to certain transition rules. However, in designing our executive compensation program including for our named executive officers, the Compensation Committee considers a variety of factors, but believes that the primary purpose of our executive compensation program is to provide market competitive compensation that effectively attracts and retains executive talent, and, as a result, has approved and will continue to approve compensation that is non-deductible or is limited in its deductibility.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed with management the foregoing Compensation Discussion and Analysis, and based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

By the Compensation Committee,

Brian Corvese (Chair) Allison Jeynes-Ellis Timothy R. Wright

The Compensation Committee of the Board consists entirely of independent directors who are not officers or employees of Agenus. The Compensation Committee charter is posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate-governance. No material on our website is part of this Annual Report on Form 10-K.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

This table shows certain information about the compensation paid or awarded to, or earned by, our named executive officers for 2023, 2022, and 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(3)		Stock Awards ($)(4)	Option Awards ($)(5)		All Other Compensation ($)(6)	Total ($)
Garo H. Armen, Ph.D.(2)	2023	710,499	625,000		312,500	4,208,320	(7)	—	5,856,319	(9)
Chief Executive Officer	2022	689,010	625,000		312,500	3,999,800	(7)	—	5,626,310	(9)
	2021	655,000	625,000		196,500	8,276,866	(7)	4,082	9,757,448	(9)
Steven J. O’Day, M.D.	2023	590,480	371,800		143,000	322,000		8,700	1,435,980	(9)
Chief Medical Officer	2022	572,423	286,000		130,625	313,500		8,700	1,311,248	(9)
	2021	539,423	891,250	(8)	323,000	610,362		8,700	2,372,735	(9)
Christine M. Klaskin	2023	296,239	104,378		43,013	262,295		6,822	712,747	(9)
Vice President, Finance	2022	287,178	86,026		39,291	209,000		6,630	628,125	(9)
	2021	275,725	78,581		36,000	178,320		6,206	574,832	(9)

(1) A portion of the amounts reported as base salary for 2023, 2022 and 2021 for Ms. Klaskin, who is also a named executive officer of MiNK Therapeutics, Inc. (“MiNK”), $29,624, $27,244 and $20,019, respectively, were allocated to Ms. Klaskin’s services to MiNK in 2023, 2022 and 2021, and will also be reported as compensation in MiNK’s Summary Compensation Table.
(2)As an employee-director, Dr. Armen receives no additional compensation for his service on the Board. The amount reported as base salary for Dr. Armen in 2023 and 2021 includes salary that was paid to Dr. Armen in the form of Agenus stock.

(3) Amounts reported reflect annual incentive bonuses for the applicable year. For 2023, the amounts reported for Drs. Armen and O’Day and Ms. Klaskin reflect the amount of the annual incentive bonus that would have been paid in cash, absent the Company’s decision to issue payment in the form of options to purchase Agenus stock with the number of shares underlying such option determined by dividing 125% of the amount of the annual incentive bonus reported in the table by the closing price on the grant date ($0.59 per share, which was the closing price of our stock on January 17, 2024) for Dr. Armen and ($0.61 per share, which was the closing price of our stock on January 16, 2024) for Dr. O’Day and Ms Klaskin which resulted in Drs. Armen and O’Day and Ms. Klaskin being granted 1,324,153, 761,885, and 213,890 options, respectively. As of the award date, the values of such grants, calculated in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures were $207,479, $101,788 and $35,720, for Drs. Armen and O'DAy and Ms Klaskin, respectively. These option grants are subject to shareholder approval of an increase in the amount of shares available for issuance under the 2019 EIP. The grant date fair value of these incremental options is not included in the option awards column for 2023 because the options were granted in 2024, and because the grant date fair value of the option awards is less than the amount of the annual incentive bonus reported in the table. For 2022 and 2021, the amounts reported for Drs. Armen, and O’Day and Ms. Klaskin reflect the amount of the annual incentive bonus that would have been paid in cash, absent the Company’s decision to issue payment in the form of Agenus stock. Drs. Armen, and O’Day and Ms. Klaskin were granted shares of stock (subject to trading restrictions) in respect of their 2022 and 2021 annual incentive bonuses having a value on the date of grant equal to 150% of the amount of the annual incentive bonus listed in the table above. For 2022, based on the closing price of $2.45 on the date of grant, this resulted in their being granted 382,653, 175,102, and 52,669 shares, respectively, of fully vested Agenus stock. The grant date fair value of these incremental shares is not included in the stock awards column for 2022 because the shares were granted in 2023. As such, the grant date fair value of these incremental shares is included in the stock awards column for 2023. For 2021, based on the closing price of Agenus stock of $2.51 on the date of grant, this resulted in the named executive officers being granted 373,505, 156,125, and 46,961 shares, respectively, of fully vested Agenus stock. The grant date fair value of these incremental shares is not included in the stock awards column for 2021 because the shares were granted in 2022. As such, the grant date fair value of these incremental shares is included in the stock awards column for 2022. For 2020, Dr. Armen and Ms. Klaskin elected to receive payment of their bonuses in the form of fully vested Agenus stock, and were granted shares of stock in respect of their 2020 annual incentive bonuses having a value on the date of grant equal to 150% of the amount of the annual incentive bonus that was reported in the bonus column for 2020. The grant date fair values of these incremental shares were not included in the stock awards column for 2020 because the shares were granted in 2021. As such, the grant date fair value of these incremental shares is included in the stock awards column for 2021.

(4) Amounts reported for each of our named executive officers for 2023 and 2022 and for Dr. Armen and Ms Klaskin for 2021 reflect the incremental fair value of the shares granted in lieu of 2022, 2021 and 2020 bonus awards (as applicable) discussed in footnote 3 above, determined in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. The grant date fair value was calculated by multiplying the number of incremental shares of our common stock subject to the award by the closing price of a share of common stock on the grant date. The amount reported for 2021 for Dr. O’Day reflects the grant date fair value of the restricted stock unit award granted to him in January 2021 in connection with his hire in January 2021, determined in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. The grant date fair value was calculated by multiplying the number of restricted stock units subject to the award by the closing price of a share of our common stock on the grant date.

(5) Amounts reported reflect the grant date fair value of options granted in the applicable year, determined in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. Please see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the assumptions used in valuing such awards.

(6) Amounts reported for 2023 reflect matching contributions made under our 401(k) plan on behalf of the applicable named executive officer.

(7) Amounts reported include the grant date fair value of options granted with respect to common shares of our subsidiary MiNK, which was $344,320 for 2023, $28,800 for 2022, and $1,500,706 for 2021, all determined in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. Please see Note 8 to the consolidated financial statements of MiNK’S Annual Report on Form 10-K for the year ended December 31, 2022 for assumptions used in valuing such awards. The assumptions used in valuing such awards for 2023 will be included in the consolidated financial statements of MiNK’s Annual Report on Form 10-K for the year ended December 31, 2023.

(8) The amount reported includes a sign-on bonus of $630,000 to Dr. O’Day.

(9) The table below shows the cash compensation paid to each of our named executive officers. All other amounts included in the Summary Compensation Table represent non-cash compensation in the form of shares issued, and stock options awarded, each valued in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. As discussed in footnotes 2 and 8 above, during 2023 and 2021, Dr. Armen received a portion of his salary in the form of Agenus stock, having a value at issuance equal to the value of such salary, and in 2021, Dr. O’Day received a sign-on bonus.

Name	2023 ($)	2022 ($)	2021 ($)
Garo H. Armen, Ph.D.	564,383	689,010	488,777
Steven J. O’Day, M.D.	599,180	581,123	1,169,423
Christine M. Klaskin	303,061	293,808	281,931

Grants of Plan-Based Awards for Fiscal Year 2023

Executive Officer	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Options Awards ($)(4)
Garo H. Armen, Ph.D(3)	01/05/2023(1)	—	2,400,000	2.45	3,864,000
	01/05/2023(2)	127,551	—	—	312,500
Steven J. O’Day, M.D.	01/05/2023(1)	—	200,000	2.45	322,000
	01/05/2023(2)	58,367	—	—	143,000
Christine M. Klaskin	01/02/2022(1)	—	162,916	2.45	262,295
	01/05/2023(2)	17,556	—	—	43,013

(1) Options have a three-year vesting schedule where one-third of the options vest on the one-year anniversary of the grant date, with the remainder vesting in eight equal quarterly installments thereafter, generally subject to the named executive officer’s continued employment or service with the Company.

(2) Represents the incremental fair value of the fully-vested shares granted in lieu of 2022 bonuses. See footnotes 3 and 4 to the Summary Compensation Table for further information on the shares granted in lieu of 2022 bonuses.

(3) As described in footnote 2 to the Summary Compensation Table, Mr. Armen was granted fully vested shares of common stock in lieu of cash payment of his base salary payments for September – December 2023. Mr. Armen was granted 166,917 fully vested shares of stock in lieu of such cash base salary payments in 2023, with an aggregate grant date fair value of $146,116, which is equal to the amount of salary Mr. Armen would have otherwise been paid in cash. These fully vested shares of common stock are included in the Option Exercises and Stock Vested for Fiscal Year 2023 Table below.

(4) Represents the grant date fair value of awards granted during 2023 determined in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. The grant date fair value of fully vested shares of stock reported in the table is calculated by multiplying the number of shares by the closing price on the grant date. See footnote 5 to the Summary Compensation Table for the assumptions used in determining the grant date fair value of option awards.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table

We entered into an employment agreement with Dr. Armen in 2005 and subsequently amended the agreement in 2009 and 2010. Dr. Armen’s employment agreement sets forth his initial base salary and target annual bonus opportunity, both of which have subsequently increased, and provides for severance payments and benefits in the event of a qualifying termination of his employment, as described under “Potential Payments Upon Termination or Change of Control” below. Dr. Armen’s employment agreement includes restrictive covenants with respect to confidential information and the assignment of intellectual property, and includes non-competition and employee non-solicitation/no-hire covenants that apply for the greater of 18 months following his termination of employment or the period during which Dr. Armen receives severance payments and benefits.

We entered into an employment agreement with Dr. O’Day in October 2020, which was effective upon the commencement of his employment with us in January 2021. Dr. O’Day’s employment agreement provides for an initial annual base salary which has subsequently increased, and a target annual bonus opportunity, and provides for severance payments and benefits in the event of a qualifying termination of his employment, as described under “Potential Payments Upon Termination or Change of Control” below. Dr. O’Day’s employment agreement also provided for a $630,000 sign-on bonus, which he received in 2021, and which he was required to repay to the Company if he terminated his employment within two years. Dr. O’Day’s employment agreement includes restrictive covenants with respect to confidential information and the assignment of intellectual property, and includes non-competition covenants that apply during employment and for 12 months following his termination of employment under certain circumstances, as well as employee non-solicitation/no-hire covenants that apply during employment and for the greater of 12 months following his termination of employment or the period during which Dr. O’Day receives severance payments and benefits.

We have not entered into an employment agreement with Ms. Klaskin. However, we have entered into a change of control agreement with Ms. Klaskin, the terms of which are described under “Potential Payments Upon Termination or Change of Control” below.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table shows outstanding equity awards for the named executive officers as of December 31, 2023:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Garo H. Armen, Ph.D.	500,000	—		3.00	02/14/2024
	250,000	—		5.04	02/12/2025
	555,000	—		4.16	03/31/2026
	53,037	—		6.77	09/16/2026
	853,000	—		3.77	03/31/2027
	935,200	—		5.65	03/02/2028
	42,500	—		2.38	12/31/2028
	1,665,000	—		2.38	01/01/2029
	87,500	—		3.23	11/05/2029
	1,500,000	—		4.12	12/24/2029
	58,333	—		3.61	06/15/2030
	1,900,000	—		3.70	12/17/2030
	1,263,500	636,500	(2)	3.18	01/01/2031
	1,263,500	636,500	(1)	3.22	01/02/2032
	—	2,400,000	(1)	2.45	01/05/2033
Steven J. O’Day, M.D.	199,999	100,001	(3)	3.23	01/04/2031
	99,748	50,252	(1)	3.22	01/02/2032
	—	200,000	(1)	2.45	01/05/2033
Christine M. Klaskin	100,000	—		3.00	02/14/2024
	45,000	—		5.04	02/12/2025
	30,000	—		4.16	03/31/2026
	7,551	—		6.77	09/16/2026
	72,500	—		3.77	03/31/2027
	83,150	—		5.65	03/02/2028
	75,000	—		2.38	12/31/2028
	8,333	—		2.38	12/31/2028
	4,537	—		3.23	11/05/2029
	85,000	—		4.12	12/24/2029
	12,500	—		3.61	06/15/2030
	50,000	—		3.70	12/17/2030
	33,248	16,752	(2)	3.18	01/01/2031
	66,500	33,500	(1)	3.22	01/02/2032
	—	162,916	(1)	2.45	01/05/2033

(1) Represents options that are subject to a three-year vesting schedule pursuant to which one-third of the options vest on the one-year anniversary of the grant date (which one-year anniversary is nine years prior to the option’s expiration date) and the remainder vest in equal quarterly installments thereafter, generally subject to the named executive officer’s continued employment or service with the Company.

(2) Options were granted by our Compensation Committee on January 1, 2021 subject to stockholder approval of an increase to the available share pool under our equity incentive plan. Such approval was obtained on June 16, 2021. Options are subject to a four-year vesting schedule pursuant to which one-third of the options vested on the two-year anniversary of the grant date (which two-year anniversary is eight years prior to the option’s expiration date) and the remainder vest in equal quarterly installments thereafter, generally subject to the named executive officer’s continued employment or service with the Company.

(3) Options granted January 4, 2021 that have a three-year vesting schedule where one-third of the options vest on each anniversary of the grant date, generally subject to Dr. O’Day’s continued employment or service with the Company.

Option Exercises and Stock Vested for Fiscal Year 2023

The following table provides information relating to the vesting of stock awards for our named executive officers during 2023. No stock options were exercised by our named executive officers during 2023.

	Stock awards
Name	Number of shares acquired on vesting (#)(1)	Value realized on vesting ($)(2)
Garo H. Armen, Ph.D.	549,570	1,083,615
Steven J. O’Day, M.D.	175,102	429,000
Christine M. Klaskin	52,669	129,039

(1) For each of our named executive officers, includes fully vested shares granted in 2023 in lieu of cash payment for 2022 bonuses. See footnotes 3 and 4 to the Summary Compensation Table for further information on the shares granted in lieu of 2022 bonuses. For Dr. Armen, also includes fully vested shares granted in 2023 in lieu of cash payment of base salary.

(2) The value reported equals the Company’s stock price on the vesting date multiplied by the number of shares acquired on vesting.

Potential Payments Upon Termination or Change of Control

We have entered into employment agreements with Drs. Armen and O’Day that provide for certain payments and benefits in the event of certain terminations of employment or a change of control. Additionally, we are a party to a change-in-control agreement with Ms. Klaskin. The following text summarizes the potential payments to Drs. Armen and O’Day and Ms. Klaskin, and the following tables include estimates of those potential payments assuming that the triggering event occurred on December 31, 2023, the last day of our fiscal year. As used in the following summary, the terms “cause,” “good reason” and “change of control” have the meaning set forth in the applicable agreement.

Our Chief Executive Officer

Dr. Armen

Under Dr. Armen’s employment agreement, if we terminate Dr. Armen’s employment without cause or if he terminates his employment for good reason outside of a change of control, he is entitled to receive from the Company:

•
his base salary for a period of 18 months, plus a lump sum payment of 150% of the higher of his target annual incentive bonus for the year of termination or his last actual annual incentive bonus;
•
Company-paid coverage under our medical and dental plans for a period of 18 months following the date of termination;
•
a lump sum payment of $15,000 for outplacement assistance;
•
a gross-up for any taxes with respect to such outplacement assistance payment;
•
a gross-up payment for any taxes, interest and penalties imposed by Section 4999 of the Code; and
•
at the Compensation Committee’s discretion, the acceleration of vesting of any unvested stock options.

Upon a change of control, 100% of any of Dr. Armen’s outstanding unvested performance shares immediately vest and 50% of any of Dr. Armen’s outstanding unvested stock options and restricted stock as of the change of control date become vested and exercisable and, in the case of shares of restricted stock, no longer subject to forfeiture. If a change of control occurs and, within 24 months, we terminate Dr. Armen’s employment without cause or if he terminates his employment for good reason, he is entitled to receive from the Company:

•
a lump sum payment of 24 months of base salary plus two times the higher of his target annual incentive bonus for the year of termination or his last actual annual incentive bonus;
•
Company-paid coverage under our medical and dental plans for a period of 24 months following the date of termination;
•
a lump sum payment of $15,000 for outplacement assistance;
•
a gross-up for any taxes with respect to such outplacement assistance payment;
•
a gross-up payment for any taxes, interest and penalties imposed by Section 4999 of the Code; and
•
acceleration of vesting for all then-unvested stock options, performance shares and shares of restricted stock as of the date of termination.

Additionally, under Dr. Armen’s employment agreement, he is subject to post-termination non-competition and non-solicitation restrictions that apply for the greater of a period of 18 months post-termination or the period during which he is receiving post-termination payments from us.

In the event of Dr. Armen’s death, disability or retirement, all of his unvested stock options will vest in full and become exercisable, and each stock option will remain exercisable for the lesser of (i) three years from the date of such event or (ii) the end of the 10-year term of each such stock option.

The following table shows the severance payments and benefits that would be payable to Dr. Armen in the event of a termination of employment without cause or resignation for good reason, including within 24 months following a change of control, assuming such termination and change of control occurred on December 31, 2023.

Executive Benefits and Payments Upon Termination or Change of Control	Termination without Cause or Resignation for Good Reason within 24 months following a Change of Control* ($)	Termination without Cause or with Good Reason* ($)
Base Salary	1,430,520	1,072,890
Bonus Payment	1,250,000	937,500
Acceleration of Vesting of Equity	—	—
Perquisites and Other Personal Benefits	43,229	36,732
Gross-up Payments for Change of Control Excise
Taxes	—	—
Total:	2,723,749	2,047,122

* We used the following assumptions to calculate these payments:

•
The value associated with cashing out all stock options that accelerate as a result of the event described in the table is based on a stock price of $0.83, which was the closing price of our common stock on December 29, 2023, the last trading day of 2023. Awards were valued based on the number of shares associated with the then-unvested portion of each accelerated award multiplied by the difference between $0.83 and the exercise price related to such award (if any). Upon a change of control without an associated termination of employment, the acceleration of unvested equity would be valued at $0 because the exercise price of each of Dr. Armen’s unvested stock options was greater than the closing price of our common stock on December 29, 2023.
•
We assumed in each case that the termination of employment is without cause, Dr. Armen does not violate his non-competition or non-solicitation agreements with us following such termination, he does not receive medical and dental insurance coverage from another employer within two years (or 18 months, as applicable) of such termination, and he does not incur legal fees requiring reimbursement from us. We also assumed that the termination of employment does not qualify as a retirement for purposes of Dr. Armen’s stock options.
•
We used the same assumptions for health care benefits that we used for our financial reporting under generally accepted accounting principles in the United States.
•
For purposes of calculating his gross-up payments, the following are included as parachute payments: cash severance payable upon termination in connection with a change of control, the value of any outplacement services and benefits continuation due in the event of such a termination (including a tax gross-up in respect of outplacement services), and the value of the acceleration of outstanding equity awards, all determined in accordance with applicable tax regulations. We have assumed that all outstanding options are cashed out in the assumed transaction for an amount equal to the excess, if any, of $0.83 (the closing price of our common stock on December 29, 2023) over the exercise price per share under the option, multiplied by the number of shares subject to the option vest in full. Finally, these figures assume that none of the parachute payments will be discounted as attributable to reasonable compensation and no value is attributed to the executive executing a non-competition agreement in connection with the assumed termination of employment.

In the event of a termination of Dr. Armen’s employment due to his death, disability or retirement as of December 31, 2023, and based on the closing price of our common stock of $0.83 per share on December 29, 2023, the value of the unvested stock options that would have vested on such termination would be $0.

Our Chief Medical Officer

Dr. O’Day

Under Dr. O’Day’s employment agreement, if we terminate Dr. O’Day’s employment without cause or if he terminates his employment based on a material reduction in his base salary outside of a change of control, he would be entitled to receive from the Company:

•
his base salary for a period of 12 months, plus a lump sum payment equal to the higher of his target annual incentive bonus for the year of termination or his last actual annual incentive bonus;
•
Company-paid coverage under our medical and dental plans for a period of 12 months following the date of termination;
•
a lump sum payment of $15,000 for outplacement assistance; and
•
a gross-up for any taxes with respect to such outplacement assistance payment.

Upon a change of control, 50% of any of Dr. O’Day’s outstanding unvested stock options and restricted stock as of the change of control date become vested and exercisable, and in the case of restricted stock, no longer subject to forfeiture. If a change of control occurs and, within 18 months, we terminate Dr. O’Day’s employment without cause or if he terminates his employment as a result of a material reduction in his base salary or for good reason, he is entitled to receive from the Company:

•
a lump sum payment of 18 months of base salary plus 150% of the higher of his target annual incentive bonus for the year of termination or his last actual annual incentive bonus;
•
Company-paid coverage under our medical and dental plans for a period of 18 months following the date of termination;
•
a lump sum payment of $15,000 for outplacement assistance;
•
a gross-up for any taxes with respect to such outplacement assistance payment; and
•
acceleration of vesting for all then-unvested stock options and shares of restricted stock as of the date of termination.

Additionally, under Dr. O’Day’s employment agreement, he is subject to a 12-month post-termination of employment non-competition covenant in the event his employment terminates under certain circumstances and non-solicitation restrictions that apply for the greater of a period of 12 months post-termination or the period during which he is receiving post-termination payments from us. In the event any payment or benefit provided to Dr. O’Day, under his employment agreement or otherwise, would be subject to the excise tax imposed by Section 4999 of the Code, the payments and benefits will be automatically reduced to the extent necessary so that such excise tax will not be applicable.

The following table shows the severance payments and benefits that would have been payable to Dr. O’Day under his employment agreement in the event of a termination of employment without cause or resignation as a result of a material reduction in his base salary or for good reason, including within 18 months following a change of control, assuming such termination and change of control occurred on December 31, 2023.

Executive Benefits and Payments Upon Termination or Change of Control	Termination without Cause or Resignation for Good Reason within 18 months following a Change of Control* ($)	Termination without Cause or as a Result of a Material Salary Reduction* ($)
Base Salary	892,320	594,880
Bonus Payment	557,700	371,800
Acceleration of Vesting of Equity	—	—
Perquisites and Other Personal Benefits	41,447	33,380
Total:	1,491,467	1,000,060

* We used the following assumptions to calculate these payments:

•
The value associated with cashing out all stock options that accelerate as a result of the event described in the table is based on a stock price of $0.83, which was the closing market price of our common stock on December 29, 2023. Awards were valued based on the number of shares associated with the then-unvested portion of each accelerated award multiplied by the difference between $0.83 and the exercise price related to such award (if any). Upon a change of control without an associated termination of employment, the acceleration of unvested equity would be valued at $0 because the exercise price of each of Dr. O’Day’s unvested stock options was greater than the closing price of our common stock on December 29, 2023.
•
We assumed in each case that the termination of employment is without cause, Dr. O’Day does not violate his non-competition or non-solicitation agreements with us following such termination, and does not receive medical and dental insurance coverage from another employer within 18 months of such termination.
•
We used the same assumptions for health care benefits that we used for our financial reporting under generally accepted accounting principles in the United States.

Our Vice President, Finance

Ms. Klaskin

Under the change of control agreement with Ms. Klaskin, upon a change of control:

•
100% of any of Ms. Klaskin’s outstanding unvested performance shares as of the change of control date immediately vest;
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
•
a lump sum payment of 18 months of base salary plus 150% of the higher of her target annual incentive bonus for the year of termination or her last actual annual incentive bonus;
•
coverage under our medical and dental plans for 18 months following the date of termination;
•
a lump sum payment of $15,000 for outplacement assistance;
•
a gross-up for any taxes with respect to such outplacement assistance payment; and
•
the acceleration of vesting of all unvested stock options and unvested restricted stock as of the date of the change of control.

Executive Benefits and Payments Upon Termination or Change of Control	Termination without Cause or Resignation for Good Reason within 18 months following a Change of Control* ($)
Base Salary	447,336
Bonus Payment	156,568
Acceleration of Vesting of Equity	—
Perquisites and Other Personal Benefits	18,649
Total:	622,553

* We used the following assumptions to calculate these payments:

•
The value associated with cashing out all stock options that accelerate as a result of the event described in the table is based on a stock price of $0.83, which was the closing market price of our common stock on December 29, 2023. Awards were valued based on the number of shares associated with the then-unvested portion of each accelerated award multiplied by the difference between $0.83 and the exercise price related to such award (if any). Upon a change of control without an associated termination of employment, the acceleration of unvested equity would be valued at $0 because the exercise price of each of Ms. Klaskin’s unvested stock options was greater than the closing price of our common stock on December 29, 2023.
•
We assumed that the termination of employment is without cause, and Ms. Klaskin does not receive medical and dental insurance coverage from another employer within 18 months of such termination.
•
We used the same assumptions for health care benefits that we used for our financial reporting under generally accepted accounting principles in the United States.

DIRECTOR COMPENSATION

The following table shows the compensation paid or awarded to each non-employee director for his or her service as a non-employee director in 2023:

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2)(3) ($)		Stock Awards(4) ($)	Other Compensation ($)		Total ($)
Brian Corvese	142,500	554,141	(4)	71,500	120,000	(5)	888,141
Susan Hirsch	85,000	157,000		—	—		242,000
Allison Jeynes-Ellis	85,000	157,000		—	—		242,000
Ulf Wiinberg	102,500	206,885	(4)	57,000	—		366,385
Timothy Wright	150,000	235,500		—	—		385,500

(1) Includes fees earned in 2023 but deferred pursuant to our Directors’ Deferred Compensation Plan (as amended) or paid in Agenus Inc. common stock.

(2) Amounts shown reflect the grant date fair value of stock options granted during 2023 determined in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. Please see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the assumptions used in valuing such awards.

(3) The aggregate number of shares subject to stock option awards held by each director as of December 31, 2022 was:

Stock Options
Brian Corvese	892,916
Susan Hirsch	400,000
Allison Jeynes-Ellis	500,000
Ulf Wiinberg	642,500
Timothy Wright	763,417

(4) Amounts reported include the value of options and restricted stock units granted with respect to shares of common stock of our subsidiary MiNK.

(5) Represents cash retainer earned for services under a consulting agreement.

Employee directors do not receive any additional compensation for their service as a director. Each year, the Compensation Committee reviews the compensation we pay to our non-employee directors. The Compensation Committee compares our Board compensation to compensation paid to non-employee directors by companies in our peer group, described above. The committee also considers the responsibilities that we ask our Board members to assume and the amount of time required to perform those responsibilities.

Cash and Equity Compensation for Non-Employee Directors for 2023

Type of Fee
Annual retainer	$75,000
Additional annual cash retainer for Lead Director	$20,000
Additional annual cash retainer for Audit and Finance Committee Chair	$20,000
Additional annual cash retainer for Audit and Finance Committee member	$10,000
Additional annual cash retainer for Compensation Committee Chair	$20,000
Additional annual cash retainer for Compensation Committee member	$10,000
Additional annual cash retainer for Corporate Governance and Nominating Committee Chair	$15,000
Additional annual cash retainer for Corporate Governance and Nominating Committee member	$7,500
Additional annual cash retainer for Executive Committee Chair	$40,000
Additional annual cash retainer for Executive Committee member	$20,000
Additional annual stock option grant for Executive Committee (2)	80,000
Additional cash meeting fee for each individual Board or Committee meeting in excess of 10 meetings	$1,500
Initial stock option grant(2)	150,000
Annual stock option grant(1)	100,000

(1) Initial stock option grants vest over three years in equal annual installments on each anniversary of the date of grant, generally subject to continued service through the applicable vesting date.

(2) Annual stock option grants vest entirely on the earlier of (i) the one-year anniversary of the grant date and (ii) the following year’s annual stockholder meeting, in each case, generally subject to continued service through the vesting date.

Agenus also reimburses each non-employee director for reasonable travel and out-of-pocket expenses in connection with his or her service as director.

Our Directors’ Amended and Restated Deferred Compensation Plan (as amended) (the “DDCP”) permits each non-employee director to defer all or a portion of his or her cash compensation until his or her service ends or until a specified date. A director may credit his or her deferred cash into an interest-bearing account, an equity account tied to the value of our common stock, or a combination of both. As a matter of policy, directors are encouraged to elect to defer twenty-five percent of their cash compensation into an equity account under the DDCP.

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

Consulting Agreement with Mr. Corvese

We entered into a letter agreement with Mr. Corvese, which was subsequently amended in 2022 and 2023, under which he provides consulting services to us. Pursuant to his letter agreement, Mr. Corvese is entitled to receive a monthly cash retainer equal to $10,000, not to exceed $120,000 for each year of the term. Under Mr. Corvese’s letter agreement, he has agreed to a one-year non-solicitation covenant and, perpetual nondisparagement, and confidentiality covenants.

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of total annual compensation for Dr. Armen, our chairman and chief executive officer (the “CEO”), to the median of the annual total compensation of all our employees (other than the CEO). For 2023:

•
Dr. Armen’s total annual compensation as reflected in the Summary Compensation Table : $5,856,319 (of which $564,383 is cash compensation);
•
Median annual total compensation of all employees (other than CEO): $128,059; and
•
Ratio of the annual total compensation of the CEO as reflected in the Summary Compensation Table to the median of the annual total compensation of all employees (other than CEO): 1:45.7

In determining the median employee, we chose December 31, 2023 as the date to identify our median employee, and we identified our median employee using the consistently applied compensation measure of base salary as reflected on Company records for all U.S. and non-U.S. employees. Additionally, we annualized the compensation of all employees who were hired in 2023 and were working for us on December 31, 2023, but who did not work for us the entire fiscal year. After we identified our median employee, we measured the median employee’s annual total compensation under SEC rules using base salary earned in 2023, annual cash or stock bonuses paid in 2024 for the 2023 performance year, the grant date value of any equity awards received in 2023 and the 401(k) match provided by the Company in 2023, in each case, if applicable. We calculated our median employee’s total annual compensation using the same methodology we used to calculate Dr. Armen’s annual total compensation, as reflected in the “Total” column of the Summary Compensation Table above.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following disclosure regarding the relationship between executive compensation actually paid and certain financial performance of the Company for Dr. Armen, our principal executive officer (“PEO”), and our named executive officers other than our PEO (“Non-PEO NEOs”) for the fiscal years listed below. Our Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown.

As noted in the CD&A, the principal incentive elements in the Company’s executive compensation program for 2023 were delivered in the form of annual bonuses (paid in the form of time-based options in lieu of cash) and equity awards in the form of time-based options. As is the case with many companies in the biotechnology industry, our incentive objectives are generally tied to the Company’s strategic and operational goals, and we did not use financial measures to link executive compensation to our financial performance in 2023. Accordingly, we have not included any “Company Selected Measure,” as contemplated under the SEC Pay Versus Performance disclosure rules, or provided a tabular list of financial performance measures.

					Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(2)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(3)	Average Compensation Actually Paid to Non-PEO NEOs ($)(4)	Total Shareholder Return(5)	Peer Group Total Shareholder Return (6)	Net Loss ($)(7)	Company Selected Measure
2023	5,856,319	(1,232,388)	1,074,363	848,288	20.39	115.42	(257,437,042)	N/A
2022	5,626,310	(1,356,412)	969,686	1,088,774	58.97	111.27	(230,655,670)	N/A
2021	9,757,448	8,844,707	2,809,564	2,548,466	79.12	124.89	(28,723,733)	N/A
2020	5,637,244	(1,572,801)	1,178,911	755,519	78.13	125.69	(182,891,108)	N/A

(1) Represents the total from the Summary Compensation Table in each applicable year for Dr. Armen, who was the PEO for all four years reported in the table (2020-2023).

(2) Represents the amount of compensation actually paid to Dr. Armen, as computed in accordance with Item 402(v) of Regulation S-K. The chart below details the adjustments made to the PEO’s total compensation for each year to determine the compensation actually paid for the relevant year.

(3) Represents the average total from the Summary Compensation Table in each applicable year for the Non-PEO NEOs, which are comprised of: for 2023 and 2022, Dr. O’Day and Ms. Klaskin; and for 2021, Drs. Buell and O’Day, Ms. Klaskin, and Mr. Krauss, and for 2020, Dr. Buell, Mr. Kearns, Ms. Klaskin, and Mr. Krauss.

(4) Represents the average amount of compensation actually paid to the Non-PEO NEOs, as computed in accordance with Item 402(v) of Regulation S-K. The chart below details the adjustments made to the average total compensation for each year to determine the compensation actually paid for the relevant year.

(5) Represents the cumulative total shareholder return on $100 invested in the Company’s common stock as of the last day of public trading of the Company’s common stock in fiscal year 2019 through the last day of public trading of the Company’s common stock in the applicable fiscal year for which the cumulative total shareholder return is reported. The Company did not pay dividends for any of 2023, 2022, 2021, or 2020.

(6) Represents the weighted cumulative total shareholder return on $100 invested in our peer group as of the last day of public trading in fiscal year 2019 through the last day of public trading in the applicable fiscal year for which the cumulative total shareholder return is reported. The peer group used for this purpose is the Nasdaq Biotechnology Index for all four years disclosed, which is the same peer group used in our Annual Report on Form 10-K for each of these years for purposes of Item 201(e) of Regulation S-K. The return of this index is calculated assuming reinvestment of dividends during the period presented.

(7) Represents net income (loss) disclosed in our Annual Report on Form 10-K for the years ended December 31, 2023, 2022, 2021, and 2020, as applicable.

Compensation Actually Paid Adjustments

Year	Summary Compensation Table Total ($)	(Minus) Option Awards and Stock Awards Columns from the Summary Compensation Table ($)	Plus Fair Value at Fiscal Year-End of Outstanding and Unvested Stock Option and Stock Awards Granted in Fiscal Year ($)	Plus (Minus) Change in Fair Value from Prior Fiscal Year-end of Outstanding and Unvested Stock Option and Stock Awards Granted in Prior Fiscal Years ($)	Fair Value as of the Vesting Date of Awards Granted and that Vest in the Same Year ($)

Plus (Minus) Change in Fair Value from Prior Fiscal Year-End Vesting Date of Stock Option and Stock Awards Granted in Prior Fiscal Years for which Applicable Vesting Conditions were Satisfied During Fiscal Year ($)

							(Minus) Fair Value as of Prior Fiscal Year-End of Stock Option and Stock Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions during Fiscal Year ($)	Compensation Actually Paid ($)
PEO
2023	5,856,319	(4,208,320)	—	(1,890,743)	937,500	(1,927,144)	—	(1,232,388)
2022	5,626,310	(3,999,800)	2,887,244	(1,600,793)	937,498	(2,359,064)	(2,847,806)	(1,356,412)
2021	9,757,448	(8,276,866)	3,981,765	(168,188)	589,498	2,961,050	—	8,844,707
2020	5,637,244	(4,563,132)	3,634,486	(3,083,658)	—	(10,353)	(3,187,388)	(1,572,801)
Non-PEO NEOs (Average)
2023	1,074,363	(292,147)	—	(148,336)	279,019	(64,611)	—	848,288
2022	969,686	(261,250)	189,950	(27,408)	254,873	(14,653)	(22,424)	1,088,774
2021	2,809,564	(1,423,324)	734,629	(12,412)	130,087	309,922	—	2,548,466
2020	1,178,911	(759,380)	624,484	(222,779)	—	(18,190)	(47,527)	755,519

For the values of equity awards included in the above table, fair values are calculated in accordance with FASB ASC Topic 718 and, in the case of performance-based stock options and performance shares, are based on the probable outcome of the performance conditions as of the applicable measuring date (or actual performance results approved by our Compensation Committee as of the applicable vesting date). Otherwise, the valuation assumptions used to calculate fair values did not materially differ from those used in our disclosures of fair value as of the grant date.

Relationship Between Pay and Performance

Description of Relationship between PEO and average Non-PEO NEO compensation actually paid and our Net Income (Loss)

As noted above, as is the case with many companies in the biotechnology industry, the Company’s incentive objectives are generally tied to our strategic and operational goals rather than financial goals. Accordingly, our compensation program is not influenced by financial metrics, such as net income. For 2020, our net loss was $182.9 million as compared to the “compensation actually paid” of a negative $1.6 million for Dr. Armen and $0.8 million for the average of our Non-PEO NEOs. For 2021, our net loss was $28.7 million while the “compensation actually paid” paid for Dr. Armen and the average for our Non-PEO NEOs was $8.8 million and $2.5 million, respectively. In 2022, our net loss was $230.7 million while the “compensation actually paid” paid for Dr. Armen and the average for our Non-PEO NEOs was negative $1.4 million and a positive $1.1 million, respectively. With respect to 2023, our net loss was $257.4 million, while the “compensation actually paid” was a negative $1.2 million for Dr. Armen and a positive $0.8 million for the average of our Non-PEO NEOs. The fluctuations in our “compensation actually paid” were driven by the fluctuations in our stock price over the four-year period, particularly in light of the leverage of our executive compensation program towards equity awards.

Description of Relationship between PEO and average Non-PEO NEO compensation actually paid and our TSR

The following chart sets forth the relationship between compensation actually paid to our PEO and, the average compensation actually paid to our other Non-PEO NEOs, each as set forth in the table above, and our total shareholder return ("TSR") over the four-year period from 2020 through 2023.

$10,000
$8,000
$6,000
$4,000
$2,000
$-
$(2,000)
$(4,000)
Compensation Actually Paid (in 000s)
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
Total Shareholder Return
$8,845
$100.00
$79.11
$78.13
$2,506
$58.97
$1,089
$756
$846
$(1,573)
$(1,356)
$(1,255)
$20.39
2019
2020
2021
2022
2023
Compensation Actually Paid to PEO
Average Compensation Actually Paid to Non-PEO NEOs
Total Shareholder Return

Description of Relationship between our TSR and Peer Group Index TSR

The following chart compares our TSR over the four-year period from 2020 through 2023 to that of the NASDAQ Biotechnology Index over the same time period.

140
120
100
80
60
40
20
0
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
AGEN
NASDAQ BIOTECH (^NBI)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF OUR COMMON STOCK

Ownership By Management

On March 1, 2024, Agenus had 416,106,443 shares of common stock issued and outstanding. The table below shows certain information about the beneficial ownership of Agenus common stock, as of March 1, 2024, by:

•
each of our directors,
•
each of our named executive officers, and
•
all of our directors and executive officers as a group.

In accordance with SEC rules, we have included in the column “Number of Issued Shares” all shares of common stock over which the person has sole or shared voting or investment power as of March 1, 2024, and we have included in the column “Number of Shares Issuable” all shares of common stock that the person has the right to acquire within 60 days after March 1, 2024 through the exercise of any stock options, the vesting of restricted shares, or in the case of directors, any shares to be distributed under the DDCP. All shares that a person has a right to acquire within 60 days of March 1, 2024 are deemed outstanding for the purpose of computing the percentage beneficially owned by the person, but are not deemed outstanding for the purpose of computing the percentage beneficially owned by any other person.

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

Name of beneficial owner	Number of Issued Shares	Number of Shares Issuable	Total	Percent of Class
Garo H. Armen, Ph.D.(1)	2,458,298	11,737,820	14,196,118	3.3%
Allison Jeynes-Ellis	66,176	500,000	566,176	*
Timothy R. Wright(2)	55,391	763,417	818,808	*
Brian Corvese	92,085	892,916	985,001	*
Ulf Wiinberg(3)	124,063	642,500	766,563	*
Susan Hirsch(4)	118,725	400,000	518,725	*
Christine M. Klaskin	153,937	653,287	807,224	*
Steven O’Day	272,384	495,060	767,444	*
All current directors and executive officers as a group (8 persons)(5)	3,341,059	16,085,000	19,426,059	4.6%

* Less than one percent

(1) Excludes shares owned through Antigenics Holdings LLC (“Holdings”). Dr. Armen is Chief Executive Officer, Chairman of the Board of Managers and a member of Holdings which owns 4,046 shares of our common stock. Includes 479,000 shares held by the Garo Armen 2020 2 Year AG GRAT as Dr. Armen is the trustee and has investment authority, 625,969 held in an IRA, and 100,000 shares held by Pixie Partners, a General Partnership, as Dr. Armen is a general partner.

(2) Includes 173,723 deferred shares to be distributed in accordance with the terms of our DDCP.

(3) Includes 240,485 deferred shares to be distributed in accordance with the terms of our DDCP.

(4) Includes 63,751 deferred shares to be distributed in accordance with the terms of our DDCP.

(5) Includes 482,961 deferred shares to be distributed in accordance with the terms of our DDCP, and excludes shares held by Holdings as described in footnote (1).

Ownership By Certain Beneficial Owners

This table shows certain information, based on filings with the SEC, about the beneficial ownership of our capital stock as of March 1, 2024 by each person known to us owning beneficially more than 5% of any class of our capital stock. Unless otherwise indicated in a footnote to this table, each person has the sole power to invest and vote the shares of common stock listed opposite the person’s name.

Name and Address of beneficial Owner	Title of Class	Number of Shares		Percent of Class
Brad M. Kelley	Common	1,591,039		*
1410 Moran Road Franklin, TN 37069-6300	Series A-1 Preferred	31,620	(1)	100%
Point72 Asst Management, L.P.	Common	28,268,500	(2)	6.8%
72 Cummings Point Road Stamford, CT 06902
Blackrock Inc.	Common	32,236,488	(3)	7.7%
55 East 52nd Street New York, NY 10055
The Vanguard Group Inc.	Common	30,266,890	(4)	7.3%
100 Vanguard Blvd. Malvern, PA 19355
Deep Track Capital, LP	Common	31,697,539	(5)	7.6%
200 Greenwich Ave, 3rd Floor Greenwich, CT 06830

* Less than one percent

(1) Mr. Kelley owns 31,620 shares of our Series A-1 Convertible Preferred Stock, our only shares of outstanding Series A-1 preferred stock. These shares have an initial conversion price of $94.86 and are currently convertible into 333,333 shares of our common stock. If Mr. Kelley had converted all 31,620 shares of Series A-1 Convertible Preferred Stock into shares of common stock as of March 1, 2024, he would have held 1,924,375 shares of our common stock, or 0.5% of the shares outstanding.

(2) Based solely upon information set forth on Schedule 13G filed with the SEC on February 21, 2024 by Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., Cubist Systematic Strategies, LLC and Steven A. Cohen. Each of Point72 Asset

Management, L.P., Point72 Capital Advisors, Inc., Cubist Systematic Strategies, LLC and Steven A. Cohen have shared voting and dispositive power over 28,268,500 shares.

(3) Based solely upon information set forth on Schedule 13G/A filed with the SEC on January 25, 2024 by Blackrock Inc. Blackrock Inc. has sole voting power over 31,472,393 shares and sole dispositive power over 32,236,488 shares.

(4) Based solely upon information set forth on Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group Inc. The Vanguard Group Inc. has shared voting power over 295,673 shares, sole dispositive power over 29,669,195 shares and shared dispositive power over 597,695 shares.

(5) Based solely upon information set forth on Schedule 13G/A filed with the SEC on February 14, 2024 by Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd. and David Kroin. Each of Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd. and David Kroin have shared voting and dispositive power over 31,697,539 shares. The principal business address of Deep Track Biotechnology Master Fund, Ltd. is c/o Walkers Corporate Limited, 190 Elgin Ave, GeorgeTown, KY1- 9001, Cayman Islands.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors, and 10% stockholders are required under Section 16(a) of the 1934 Act, to file reports of ownership and changes in ownership of our securities with the SEC.

Based solely on a review of the copies of reports furnished to us, we believe that during our 2023 fiscal year, our directors, executive officers, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Protagenic Therapeutics, Inc.

During the years ended December 31, 2023 and 2022, our Audit and Finance Committee approved the performance of research and development manufacturing services totaling $256,000 and $106,000, respectively, for Protagenic Therapeutics, Inc ("Protagenic"). We are reimbursed for these services on an actual time and materials basis. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic.

MiNK Therapeutics, Inc.

In October 2021, we completed the initial public offering of MiNK Therapeutics, Inc. (“MiNK”), trading on the Nasdaq Global Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T cell therapies to treat cancer and other life-threatening immune diseases. We are currently the majority stockholder of MiNK and we own approximately 63% of MiNK’s outstanding shares as of the date of this proxy statement. Prior to its initial public offering, MiNK was dependent upon us for all of its working capital requirements. Due to efficiencies, certain MiNK operations are currently fully integrated with us, including, but not limited to, corporate functions such as finance, human resources, information technology and legal functions. In September 2018, we entered into an Amended and Restated Intercompany License and Services Agreement (the “Intercompany Agreement”) with MiNK, which amended and restated the original Intercompany License and Services Agreement effective March 1, 2018, under which (i) for consideration of $600,000, MiNK was granted a non-exclusive, field-limited, nontransferable license to certain licensed technology, (ii) we performed research and business services (Company Services) to support our operations on a cost plus basis and (iii) MiNK performed research services for us, also on a cost plus basis.

Effective April 1, 2022, we entered into an Amended and Restated Intercompany Services Agreement (the “New Intercompany Agreement”) with MiNK, which amended and restated the Intercompany General & Administrative Agreement between Agenus and MiNK dated September 10, 2021 (the “Prior Intercompany Agreement”). Under the New Intercompany Agreement, Agenus provides MiNK with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support (the “Agenus Services”), and MiNK and Agenus provide each other with certain research and development services (the “R&D Services”) and other support services, including legal and regulatory support (the “Shared Services”). MiNK is required to pay 10% of Agenus’ costs related to the Agenus Services, and the costs of R&D Services are based upon pass-through costs related to such services plus an allocation of the costs of the employees performing the services. No payment will be due from either party for the Shared Services, provided that the services provided by each party are proportional in scope and volume. MiNK is also entitled to use our business offices and laboratory space and equipment (inclusive of a current good manufacturing practice manufacturing suite) in exchange for MiNK contributing a proportionate payment for the use of such facilities and equipment, and MiNK will be covered by certain of our insurance policies, subject to certain conditions, including MiNK paying the cost of such coverage. Either party may terminate the New Intercompany Agreement upon 60 days’ prior written notice and individual services upon 30 days’ prior written notice.

Allocated Agenus Services primarily include payroll related expenses, facility costs, insurance and stock-based compensation, and are included in MiNK’s financial statements based on certain estimates and allocations described above. Allocation of Agenus Services, net, of $1.0 and $2.0 million for the years ended December 31, 2023 and 2022, respectively, is included in Operating expenses in the MiNK's statement of operations and comprehensive loss and Due to related parties, of $11.2 million as of December 31, 2023, in MiNK's consolidated balance sheet. Agenus has agreed to not require repayment of this balance prior to March 31, 2025.

Effective April 12, 2022, our subsidiary Atlant Clinical Ltd. ("Atlant") entered into a Master Services Agreement with MiNK, to provide clinical trial support services to MiNK, including an electronic trial master file platform, medical monitoring and data manager services. As of December 31, 2023, MiNK had entered into work orders with Atlant totaling approximately $167,000, plus out of pocket expenses which are to pass through to MiNK at cost.

On March 30, 2023, we announced a dividend distribution of approximately 5 million shares of MiNK common stock to be made to all Agenus shareholders of record as of April 17, 2023, on a pro rata basis. The dividend was distributed on May 1, 2023. As of December 31, 2023, Agenus owns approximately 63% of MiNK’s outstanding shares.

Avillion Life Sciences

During the year ended December 31, 2023, our Audit and Finance Committee approved the retention of Avillion to conduct a diagnostic review of clinical operations related to botensilimab. Avillion agreed to charge Agenus for this work on the basis of hourly rates and time, consistent with what Avillion charges independent third parties. Agenus also agreed to a discount to Agenus. For the year ended December 31, 2023, Agenus paid Avillion approximately $450,000 in connection with these services. Dr. Jeynes-Ellis, a member of our board of directors, is the Chief Executive Officer of Avillion.

Family Relationships

Zachary Armen., the Head of Investor Relations of Agenus, is the son of Dr. Garo Armen our principal executive officer. During our fiscal year ended December 31, 2023, Mr. Armen received total cash compensation, consisting of salary, of $260,624. Mr. Armen also received an option to purchase 40,000 shares of our common stock, subject to a four-year vesting schedule where one-fourth of the options vest on the one-year anniversary of the grant date, with the remainder vesting in equal annual installments on the anniversary of his date of hire, generally subject to his continued employment or service with the Company.

Related Party Transaction Policies and Procedures

The Audit and Finance Committee of the Board is responsible for reviewing and approving all material transactions with any related party on a continuing basis. Related parties can include any of our directors or executive officers, certain of our stockholders, and their immediate family members. This obligation is set forth in writing in our Audit and Finance Committee Charter and Related Party Transaction Policy which was amended in 2022. A copy of the Audit and Finance Committee Charter is posted on the corporate governance section of our website at https://investor.agenusbio.com/corporate- governance. No material on our website is part of this Annual Report on Form 10-K. In evaluating related party transactions, our Audit and Finance Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board and as individual directors. The Audit and Finance Committee will approve a related party transaction when, in its good faith judgment, the transaction is fair to, and in the best interest of, Agenus.

To identify related party transactions each year, we submit and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. We also review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests. Our Code of Business Conduct and Ethics and Related Party Transaction Policy requires all directors, officers, and employees who may have a potential or apparent conflict of interest to immediately notify management for review and approval by management and our Audit and Finance Committee. A copy of our Code of Business Conduct and Ethics is posted on the corporate governance section of our website at https://investor.agenusbio.com/ corporate-governance. No material on our website is part of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm, KPMG LLP, Boston, Massachusetts, Auditor Firm ID: 185, has served as our independent registered public accounting firm since 1997.

Audit Fees

Fees incurred by us for professional services rendered by KPMG LLP for the audit of the annual consolidated financial statements and of the effective operation of internal control over financial reporting, included in our Annual Report on Form 10-K, for the reviews of the consolidated financial statements included in our Forms 10-Q and for comfort letters, consents and review of registration statements were $988,475 for 2023 and $856,105 for 2022.

Tax Fees

Fees paid to KPMG LLP associated with tax compliance services were $181,6101 in 2023 and $207,087 in 2022.

Fees paid to KPMG LLP associated with tax consultation services were $13,000 in 2023 and $138,365 in 2022.

All Other Fees

Fees paid to KPMG LLP associated with subsidiary audits and related matters were $491,500 in 2023 and $466,286 in 2022. We also paid $2,730 in fees to KPMG LLP associated with accounting research and disclosure checklist tools for each of 2023 and 2022, respectively. Except as described herein, we paid no other fees to KPMG LLP for 2023 or 2022.

Pre-Approval of Audit and Non-Audit Services

All of the KPMG LLP fees for 2023 and 2022 shown above were pre-approved by the Audit and Finance Committee. The Audit and Finance Committee pre-approves all audit and other permitted non-audit services provided by our independent registered public accounting firm. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent registered public accounting firm and senior management periodically report to the Audit and Finance Committee the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit and Finance Committee may also pre-approve particular services on a case-by-case basis.

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

4.9

Amendment to Notes, Termination of Warrants and Sale of New Warrants dated as of November 30, 2022 by and among Agenus Inc. and the Investors listed therein. Filed as Exhibit 4.9 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2022 and incorporated herein by reference.

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

10.7*	Agenus Inc. 2019 Employee Stock Purchase Plan. Filed as Exhibit 4.11 to our Registration Statement on Form S-8 (File No. 333-233100) filed on August 7, 2019 and incorporated herein by reference.

10.7.1*	Amendment to the Agenus Inc. 2019 Employee Stock Purchase Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2021 and incorporated herein by reference.

10.7.2*

Second Amendment to the Agenus Inc. 2019 Employee Stock Purchase Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 28, 2023 and incorporated herein by reference.

Exhibit No.	Description

10.8*	Agenus Inc. Amended and Restated 2019 Equity Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2022 and incorporated herein by reference.

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

10.9A*	Amendment to Consulting Agreement between Agenus Inc. and Brian Corvese, dated December 31, 2023. Filed herewith.

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

Exhibit No.	Description

21.1	Subsidiaries of Agenus Inc. Filed herewith.

23.1	Consent of KPMG LLP, independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

97.1	Policy for Recoupment of Executive Incentive Compensation in the Event of an Accounting Restatement. Filed herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 14, 2024
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 14, 2024
Christine M. Klaskin	(Principal Financial and Accounting Officer)

/S/ BRIAN CORVESE	Director	March 14, 2024
Brian Corvese

/S/ SUSAN HIRSCH	Director	March 14, 2024
Susan Hirsch

/S/ ALLISON JEYNES-ELLIS	Director	March 14, 2024
Allison Jeynes-Ellis

/S/ ULF WIINBERG	Director	March 14, 2024
Ulf Wiinberg

/S/ TIMOTHY R. WRIGHT	Director	March 14, 2024
Timothy R. Wright