Form 10-Q
period 2024-03-31
AGENUS INC
filed 2024-05-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 3, 2024: 20,999,261 shares.

Agenus Inc.

Three Months Ended March 31, 2024

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	22

PART II
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 5.	Other Information	24
ITEM 6.	Exhibits	24
	Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$52,856	$76,110
Accounts receivable	476	25,836
Prepaid expenses	3,895	8,098
Other current assets	3,125	2,372
Total current assets	60,352	112,416
Property, plant and equipment, net of accumulated amortization and depreciation of $65,080 and $61,943 at March 31, 2024 and December 31, 2023, respectively	130,330	133,421
Operating lease right-of-use assets	29,340	29,606
Goodwill	24,698	24,723
Acquired intangible assets, net of accumulated amortization of $17,799 and $17,688 at March 31, 2024 and December 31, 2023, respectively	4,230	4,411
Other long-term assets	7,609	9,336
Total assets	$256,559	$313,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$13,575	$146
Current portion, liability related to sale of future royalties and milestones	133,588	132,502
Current portion, deferred revenue	13	18
Current portion, operating lease liabilities	2,811	2,587
Accounts payable	50,693	61,446
Accrued liabilities	41,291	45,283
Other current liabilities	14,031	13,915
Total current liabilities	256,002	255,897
Long-term debt, net of current portion	—	12,768
Liability related to sale of future royalties and milestones, net of current portion	125,249	124,556
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	61,756	62,511
Other long-term liabilities	2,732	5,420
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2024 and December 31, 2023; liquidation value of $33,940 at March 31, 2024	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 20,994,143 and 19,718,662 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	210	197
Additional paid-in capital	1,816,985	1,796,095
Accumulated other comprehensive loss	(1,071)	(955)
Accumulated deficit	(2,017,554)	(1,955,668)
Total stockholders’ deficit attributable to Agenus Inc.	(201,430)	(160,331)
Non-controlling interest	11,107	11,949
Total stockholders’ deficit	(190,323)	(148,382)
Total liabilities and stockholders’ deficit	$256,559	$313,913

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Research and development	$—	$2,612
Service revenue	238	1,184
Non-cash royalty revenue related to the sale of future royalties	27,767	19,106
Total revenues	28,005	22,902
Operating expenses:
Cost of service revenue	(107)	(2,294)
Research and development	(43,925)	(57,118)
General and administrative	(16,855)	(18,237)
Contingent purchase price consideration fair value adjustment	—	406
Operating loss	(32,882)	(54,341)
Other income (expense):
Non-operating income (expense)	(1,106)	40
Interest expense, net	(29,466)	(16,592)
Net loss	(63,454)	(70,893)
Dividends on Series A-1 convertible preferred stock	(54)	(53)
Less: net loss attributable to non-controlling interest	(1,568)	(2,639)
Net loss attributable to Agenus Inc. common stockholders	$(61,940)	$(68,307)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(3.04)	$(4.31)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	20,368	15,855

Other comprehensive income (loss):
Foreign currency translation income (loss)	$(116)	$2
Other comprehensive income (loss)	(116)	2
Comprehensive loss	$(62,056)	$(68,305)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2023	32	$0	19,718	$197	$1,796,095	—	$—	$(955)	$11,949	$(1,955,668)	(148,382)
Net loss	—	—	—	—	—	—	—	—	(1,568)	(61,886)	(63,454)
Other comprehensive loss	—	—	—	—	—	—	—	(116)	—	—	(116)
Share-based compensation	—	—	—	—	3,477	—	—	—	719	—	4,196
Shares sold at the market	—	—	1,249	13	17,158	—	—	—	—	—	17,171
Payment of CEO payroll in shares	—	—	7	—	89	—	—	—	—	—	89
Vesting of nonvested shares	—	—	8	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	12	—	166	—	—	—	7	—	173
Balance at March 31, 2024	32	$0	20,994	$210	$1,816,985	—	$—	$(1,071)	$11,107	$(2,017,554)	$(190,323)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2022	32	$0	15,278	$153	$1,647,561	—	$—	$915	$6,376	$(1,709,907)	$(54,902)
Net loss	—	—	—	—	—	—	—	—	(2,639)	(68,254)	(70,893)
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	4,566	—	—	—	919	—	5,485
Shares sold at the market	—	—	1,689	17	60,566	—	—	—	—	—	60,583
Issuance of director deferred shares	—	—	13	1	982	—	—	—	—	—	983
Issuance of shares for services	—	—	7	—	318	—	—	—	—	—	318
Vesting of nonvested shares	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	10	—	329	—	—	—	45	—	374
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	726	—	726
Issuance of shares for employee bonus	—	—	136	1	4,224	(1)	(2,429)	—	—	—	1,796
Retirement of treasury shares	—	—	(50)	(1)	(9)	1	2,429	—	—	—	2,419
Balance at March 31, 2023	32	$0	17,083	$171	$1,718,537	—	$—	$917	$5,427	$(1,778,161)	$(53,109)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(63,454)	$(70,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,374	2,562
Share-based compensation	4,152	5,485
Non-cash royalty revenue	(27,767)	(19,106)
Non-cash interest expense	29,595	17,273
Loss disposal of assets, net	9	21
Other, net	1,125	(406)
Changes in operating assets and liabilities:
Accounts receivable	25,341	1,291
Prepaid expenses	4,202	2,965
Accounts payable	(10,733)	2,032
Deferred revenue	(4)	(2,382)
Accrued liabilities and other current liabilities	(3,622)	5,158
Other operating assets and liabilities	(409)	(2,526)
Net cash used in operating activities	(38,191)	(58,526)
Cash flows from investing activities:
Purchases of plant and equipment	(35)	(1,842)
Sale of long-term investment	264	—
Purchases of available-for-sale securities	—	(14,647)
Proceeds from sale of available-for-sale securities	—	5,000
Net cash provided by (used in) investing activities	229	(11,489)
Cash flows from financing activities:
Net proceeds from sale of equity	17,171	60,583
Proceeds from employee stock purchases and option exercises	173	374
Purchase of treasury shares to satisfy tax withholdings	—	(2,819)
Payment of finance lease obligation	(2,514)	(1,888)
Net cash provided by financing activities	14,830	56,250
Effect of exchange rate changes on cash	(122)	(90)
Net decrease in cash, cash equivalents and restricted cash	(23,254)	(13,855)
Cash, cash equivalents and restricted cash, beginning of period	79,779	181,343
Cash, cash equivalents and restricted cash, end of period	$56,525	$167,488
Supplemental cash flow information:
Cash paid for interest	$667	$830
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$3,893
Issuance of common stock, $0.01 par value, in connection with payment for services	—	318
Insurance financing agreement	612	707
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	—	4,215
Issuance of subsidiary options for payment of certain employee bonuses	133	—
Issuance of subsidiary shares for certain employee bonuses	—	726
Lease right-of-use assets obtained in exchange for new operating lease liabilities	105	250
Lease right-of-use assets obtained in exchange for new finance lease liabilities	122	3,630

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note A – Business, Liquidity and Basis of Presentation

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

Our cash and cash equivalents at March 31, 2024 were $52.9 million, a decrease of $23.3 million from December 31, 2023. Cash and cash equivalents of our subsidiary, MiNK, at December 31, 2023, were $3.4 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

As of March 31, 2024, we had an accumulated deficit of $2.0 billion and $13.0 million of subordinated notes maturing in February 2025. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $52.9 million at March 31, 2024, plus the $75.0 million to be received from Ligand Pharmaceuticals and the exercise at their option of an additional $25.0 million under a Purchase and Sale Agreement (see Note P), plus additional funding we may receive from multiple other sources, including out-licensing and/or partnering opportunities, and the repayment of our subordinated notes, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2025. Potential partnership and collaboration transactions along with potential accelerated approval of our lead products, botensilimab and balstilimab, and potential commercial revenues from these products, can extend our runway and allow us to be cash flow positive from our operations.

We are also in discussions with several other parties to participate in the Purchase and Sale Agreement for up to an additional $125.0 million under the same structure as the Ligand transaction. In addition, we are also in discussions with several potential corporate collaborators. These transactions could also extend our cash resources. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity needs and can exercise its flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include milestones and royalty payments from companies, including Bristol-Myers Squibb Company, UroGen Pharma Ltd., Gilead Sciences, Inc., Merck Sharpe & Dohme and Incyte Corporation; out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; further royalty monetization; project financing, and/or sales of equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).

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

For our foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ deficit.

On April 4, 2024, we executed a reverse stock split of our issued and outstanding common stock, par value $0.01, at a ratio of 1-for-20 with a record date of April 12, 2024 (the “Reverse Stock Split”). All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Note P for further details.

Note B – Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2024 and 2023, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Warrants	99	99
Stock options	2,205	2,184
Non-vested shares	26	127
Series A-1 convertible preferred stock	17	17

Note C – Investments

Cash equivalents and short-term investments consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$49,220	$49,220	$70,485	$70,485
Total	$49,220	$49,220	$70,485	$70,485

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2024 and 2023.

As of both March 31, 2024 and December 31, 2023, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note D – Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2024 (in thousands):

Balance, December 31, 2023	$24,723
Effect of foreign currency	(25)
Balance, March 31, 2024	$24,698

Acquired intangible assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,268)	$1,573
Trademarks	4-4.5 years	1,199	(1,193)	6
Other	2-7 years	1,932	(1,338)	594
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,029	$(17,799)	$4,230

	As of December 31, 2023
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,184)	$1,657
Trademarks	4-4.5 years	1,213	(1,185)	28
Other	2-7 years	1,988	(1,319)	669
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,099	$(17,688)	$4,411

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.4 million for the remainder of 2024, $0.5 million for the years ending December 31, 2025 and 2026, $0.4 million for the year ending December 31, 2027 and $0.3 million for the year ending December 31, 2028.

Note E – Debt

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

Debt instrument	Balance at March 31, 2024
Current Portion:
Debentures	$146
2015 Subordinated Notes	12,817
Other	612
Total	$13,575

Debt instrument	Balance at December 31, 2023
Current Portion:
Debentures	$146
Long-term Portion:
2015 Subordinated Notes	12,768
Total	$12,914

As of March 31, 2024 and December 31, 2023, the principal amount of our outstanding debt balance was $13.8 million and $13.1 million, respectively.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2024 (in thousands):

Period from December 31, 2023 to March 31, 2024
Liability related to sale of future royalties and milestones - beginning balance	$257,296
Non-cash royalty revenue	(27,767)
Non-cash interest expense recognized	29,531
Liability related to sale of future royalties and milestones - ending balance	259,060
Less: unamortized transaction costs	(223)
Liability related to sale of future royalties and milestones, net	$258,837

Healthcare Royalty Partners

In January 2018, we, through our wholly-owned subsidiary Antigenics, LLC (“Antigenics”), entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”). Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for the $190.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheet that will be recognized into revenue in proportion to the royalty payments from GSK to HCR over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the condensed consolidated balance sheets based on the estimated royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

During the three months ended March 31, 2024, we recognized $27.8 million of non-cash royalty revenue, and we recorded $29.5 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the three months ended March 31, 2024, our estimate of the effective annual interest rate over the life of the agreement decreased to 48.0%, which results in a life of contract interest rate of 26.5%.

Note G – Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Payroll	$18,514	$14,512
Professional fees	6,195	7,101
Contract manufacturing costs	5,334	7,613
Research services	6,274	10,807
Other	4,974	5,250
Total	$41,291	$45,283

Other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Finance lease liabilities	$10,738	$10,457
Other	3,293	3,458
Total	$14,031	$13,915

Note H – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$49,220	$49,220	$—	$—
Long-term investments	1,834	1,834	—	—
Total	$51,054	$51,054	$—	$—
Liabilities:
Contingent purchase price considerations	$318	$—	$—	$318
Total	$318	$—	$—	$318

Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$70,485	$70,485	$—	$—
Long-term investments	3,222	3,222	—	—
Total	$73,707	$73,707	$—	$—
Liabilities:
Contingent purchase price consideration	$318	$—	$—	$318
Total	$318	$—	$—	$318

Long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

We measure our contingent purchase price considerations at fair value. The fair values of our contingent purchase price considerations at both March 31, 2024 and December 31, 2023, of $0.3 million, included in "Other long-term liabilities" in our condensed consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at March 31, 2024 and December 31, 2023 was $13.6 million and $13.0 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2024 and December 31, 2023 was $13.8 million and $13.1 million, respectively.

Note I – Revenue from Contracts with Customers

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

Collaboration Revenue

No revenue was recognized for the three months ended March 31, 2024. For the three months ended March 31, 2023, we recognized approximately $2.3 million of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three months ended March 31, 2024 and 2023, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended March 31, 2024
	United States	Rest of World	Total
Revenue Type
Other services	$—	$238	$238
Non-cash royalties	27,767	—	27,767
	$27,767	$238	$28,005

	Three months ended March 31, 2023
Revenue Type
Research and development services	267	—	267
Other services	—	1,184	1,184
Recognition of deferred revenue	2,345	—	2,345
Non-cash royalties	19,106	—	19,106
	$21,718	$1,184	$22,902

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2024	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,161	$5	$(10)	$1,156

We also recorded a $0.5 million receivable as of March 31, 2024, for research and development and other services provided.

During the three months ended March 31, 2024, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

Note J – Share-based Compensation Plans

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

A summary of option activity for the three months ended March 31, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,141,360	$65.00
Granted	164,506	17.44
Exercised	—	—
Forfeited	(11,982)	48.61
Expired	(88,971)	63.66
Outstanding at March 31, 2024	2,204,913	$61.55	6.61	$—
Vested or expected to vest at March 31, 2024	2,204,913	$61.55	6.61	$—
Exercisable at March 31, 2024	1,558,872	$69.34	5.88	$—

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2024 and 2023 were $8.82 and $30.60, respectively.

As of March 31, 2024, there was approximately $18.6 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under subsidiary plans which, if all milestones are achieved, will be recognized over a weighted average period of 1.7 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2024 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	27,163	$37.20
Granted	10,406	12.16
Vested	(7,989)	31.08
Forfeited	(4,000)	41.72
Outstanding at March 31, 2024	25,580	$28.21

As of March 31, 2024, there was approximately $1.3 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under subsidiary plans which will be recognized over a period of 3.5 years.

During the three months ended March 31, 2024, 11,816 shares were issued under the 2019 Employee Stock Purchase Plan and 7,989 shares were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,314	$1,733
General and administrative	2,882	3,752
Total share-based compensation expense	$4,196	$5,485

Note K – Restricted Cash

As of both March 31, 2024, and December 31, 2023, we maintained non-current restricted cash of $3.7 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$76,110	$52,856	$178,674	$164,819
Restricted cash	3,669	3,669	2,669	2,669
Cash, cash equivalents and restricted cash	$79,779	$56,525	$181,343	$167,488

Note L – Equity

On March 14, 2024, we filed a Post-effective Amendment to an Automatic Shelf Registration Statement on Form POSASR (file no. 333-272911) and a Post-Effective Amendments for Registration Statement on Form POS AM (file no. 333-272911) (together, the “Registration Statement”). The Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of up to $300.0 million of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus supplement for the potential offer and sale of up to 6,725,642 shares of common stock (the “Placement Shares”) in “at the market” offerings pursuant to an At Market Issuance Sales Agreement by and between Agenus and B. Riley Securities, Inc. (the “Sales Agent”), dated as of July 22, 2020 (the “Sales Agreement”). Sales pursuant to the Sales Agreement will be made only upon our instruction to the Sales Agent, and we cannot provide assurances that we will issue any additional Placement Shares pursuant to the Sales Agreement.

During the three months ended March 31, 2024, we received net proceeds of approximately $17.2 million from the sale of approximately 1.2 million shares of our common stock in at-the-market offerings under the Sales Agreement.

Note M – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	March 31, 2024	December 31, 2023
MiNK Therapeutics, Inc.	37%	37%
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended March 31, 2024 and December 31, 2023, were as follows (in thousands):

	March 31, 2024	December 31, 2023
Beginning balance	$11,949	$6,376

Net loss attributable to non-controlling interest	(1,568)	(11,676)

Other items:
Distribution of subsidiary shares to Agenus stockholders	—	14,888
Purchase of subsidiary shares	—	(2,546)
Issuance of subsidiary shares for employee bonus	—	1,011
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	7	71
Subsidiary share-based compensation	719	3,825
Total other items	726	17,249

Ending balance	$11,107	$11,949

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

On May 1, 2023, we paid the Dividend and distributed 0.292 of a share of the Dividend Stock for each share of Agenus common stock outstanding as of the close of business on the Record Date. No fractional shares were issued in connection with the Dividend and the shareholders of Agenus who were entitled to receive fractional shares of the Dividend Stock received cash (without interest) in lieu of such fractional shares. Subsequent to the distribution of the Dividend Stock, we maintained a controlling voting interest in MiNK.

Purchase of subsidiary shares

During the year ended December 31, 2023, we purchased 446,494 shares of MiNK common stock in multiple open market transactions.

Note N – Related Party Transactions

In 2023, our Audit and Finance Committee approved a contract between Avillion Life Sciences LTD ("Avillion") and Agenus for the performance of up to $450,000 of clinical consulting services. Allison Jeynes, a member of our Board of Directors, is chief executive officer of Avillion. No expenses were incurred in the three months ended March 31, 2024. For the three months ended March 31, 2023, approximately $228,000 related to these services is included in “Research and development” expense in our condensed consolidated statements of operations.

Note O – Recent Accounting Pronouncements

Recently Issued, Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As we have a single reportable segment, we expect the adoption of this standard to result in increased disclosures in the notes to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that ASU 2023-09 will have on the notes to our consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2024 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note P – Subsequent Events

Reverse Stock Split

On April 3, 2024, our stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-20 (the “Reverse Stock Split”). On April 4, 2024, we filed a Certificate of Eighth Amendment (the “Certificate of Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on April 12, 2024. As of the opening of trading on April 12, 2024, our common stock began trading on a post-split basis under CUSIP number 00847G 804.

All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Purchase Agreement

On May 6, 2024, we, and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of (i) 31.875% of the development, regulatory and commercial milestone payments we are eligible to receive under our agreements with Bristol-Myers Squibb Company, UroGen Pharma Ltd., Gilead Sciences, Inc., Merck Sharpe & Dohme and Incyte Corporation, (the “Covered License Agreements”) (ii) 18.75% of the royalties the Company receives under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”).

The total amounts payable to Ligand are subject to a 50% reduction in the event total payments to Ligand exceed a specified return hurdle. The synthetic royalty is subject to a reduction if annual worldwide net sales exceed a specified level, and a cap on annual worldwide net sales if annual worldwide net sales exceed a higher specified level. The synthetic royalty can increase by 1% based on the occurrence of certain future events.

In consideration for the sale of the Purchased Assets, we will receive $75.0 million, less certain reimbursable expenses, on the closing date. The Purchase Agreement permits additional sales of the Purchased Assets to third parties on substantially similar terms on a pro rata basis, up to a maximum of $200.0 million. In addition, Ligand has a time-based option to invest an additional $25.0 million on a pro rata basis.

The Purchase Agreement contains customary representations, warranties and agreements by us and Ligand, indemnification obligations of the parties and certain other obligations of the parties. As part of the transaction, we will grant Ligand security over certain assets related to the Purchased Assets pursuant to security agreements, subject to certain customary exceptions. Closing of the transaction is subject to customary conditions, including execution of customary ancillary documents for a transaction of this type. The transaction is expected to close in May 2024.

In connection with the sale of the Purchased Assets, we issued to Ligand a warrant (“Warrant”) to purchase 867,052 shares of our common stock, at an exercise price equal to $17.30. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until May 6, 2029.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, botensilimab (AGEN1181), is progressing through multiple clinical programs designed to support accelerated development as a monotherapy and in combination with balstilimab. In April 2023, botensilimab in combination with balstilimab received Fast Track designation from the U.S. Food and Drug Administration ("FDA") for the treatment of patients with not-microsatellite instability-high ("MSI-H")/deficient mismatch repair ("dMMR") metastatic colorectal cancer with no active liver involvement. Patients targeted with this designation are heavily pretreated with standard of care chemotherapy, anti-VEGF and anti-EGFR if RAS wild type. We completed enrollment of patients with refractory MSS mCRC non-active liver metastases ("NLM") in a Phase 1 trial (n~150) and randomized Phase 2 trial (n~230) in October 2023. We are pursuing a global regulatory strategy and aim to initiate submission of a biologics license application ("BLA") to the FDA for a potential accelerated approval by the end of 2024, followed by a planned submission to the European Medicines Agency.

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

In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA purchased 33% of all future royalties and 10% of all future milestone payments that we are entitled to receive from Incyte and Merck, net of certain of our obligations to a third party. After taking into account our obligations under the XOMA Royalty Purchase Agreement, as of March 31, 2024, we remain eligible to receive up to $283.5 million and $76.5 million in potential development, regulatory, and commercial milestones from Incyte and Merck, respectively.

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

In May 2021, we entered into a License, Development, and Commercialization Agreement with BMS for our pre-clinical anti-TIGIT bispecific antibody program, AGEN1777. BMS received an exclusive worldwide license to develop, manufacture, and commercialize AGEN1777 and its derivatives. We retained an option to access the licensed antibodies for use in clinical studies in combination with certain pipeline assets. We received a non-refundable upfront cash payment of $200.0 million and, as of March 31, 2024, are eligible to receive up to $1.32 billion in development, regulatory, and commercial milestone payments, along with tiered royalties. BMS is responsible for all associated costs, and we have the option to co-fund a minority of global development costs in exchange for increased tiered royalties. We also have the option to co-promote AGEN1777 in the U.S. In October 2021, we achieved a $20.0 million milestone upon the dosing of the first patient in the AGEN1777 Phase 1 clinical trial and in December 2023, we announced that the first patient was dosed in an AGEN1777 Phase 2 clinical trial, triggering the achievement of a $25.0 million milestone. We received this milestone in January 2024.

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

In October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Expansion of clinical programs is currently underway, notably a Phase 2 clinical trial in 2L gastric cancer at Memorial Sloan Kettering Cancer Center. MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”). In addition to its lead clinical program, MiNK announced a collaboration with ImmunoScape, Inc. ("ImmunoScape") to discover and develop next-generation T-cell receptor therapies against novel targets in solid tumors. MiNK will combine its unique, proprietary library of T cell antigens with ImmunoScape’s platform for rapid discovery of novel T cell receptor.

Historical Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Research and development revenue

We did not recognize any research and development revenue in the three months ended March 31, 2024, but recognized research and development revenue of approximately $2.6 million during the three months ended March 31, 2023. Research and development revenues in the first quarter of 2023 primarily consisted of $2.3 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $8.7 million, to approximately $27.8 million for the three months ended March 31, 2024, from $19.1 million for the three months ended March 31, 2023, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant, including net sales of AREXVY, that GSK launched in the third quarter of 2023.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 23% to $43.9 million for the three months ended March 31, 2024 from $57.1 million for the three months ended March 31, 2023. Decreased expenses in the three months ended March 31, 2024 primarily relate to a $7.4 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $2.1 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $4.4 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.7 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 8% to $16.9 million for the three months ended March 31, 2024 from $18.2 million for the three months ended March 31, 2023. Decreased expenses in the three months ended March 31, 2024 primarily relate to $0.1 million decrease in professional fees and a $1.5 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.1 million increase in personnel related expenses, and a $0.2 million increase in other general and administrative expenses.

Interest expense, net

Interest expense, net increased to approximately $29.5 million for the three months ended March 31, 2024 from $16.6 million for the three months ended March 31, 2023, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR.

Research and Development Programs

For the three months ended March 31, 2024, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2024	2023	2022	2021
Antibody programs	Various	$33,157	$178,445	$133,108	$141,266
Vaccine adjuvant	STIMULON cpcQS-21	586	10,296	10,789	5,912
Cell therapies	Various	2,668	16,283	24,300	15,507
Other research and development programs	Various	7,514	29,545	18,494	15,923
Total research and development expenses		$43,925	$234,569	$186,691	$178,608

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.0 billion as of March 31, 2024. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through March 31, 2024, we have raised aggregate net proceeds of approximately $1.9 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 6.7 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. During the three months ended March 31, 2024, we sold approximately 1.2 million shares of our common stock pursuant to the Sales Agreement, for aggregate net proceeds of $17.2 million. As of March 31, 2024, approximately 6.7 million shares remained available for sale under the Sales Agreement.

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

As of March 31, 2024, we had debt outstanding of $13.8 million in principal. In November 2022, we amended all of the outstanding 2015 Subordinated Notes, extending the due date by two years to February 2025.

Our cash and cash equivalents at March 31, 2024 were $52.9 million, a decrease of $23.3 million from December 31, 2023. Cash and cash equivalents of our subsidiary, MiNK, at December 31, 2023, were $3.4 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $52.9 million as of March 31, 2024, plus the $75.0 million to be received from Ligand Pharmaceuticals and the exercise at their option of an additional $25.0 million under a Purchase and Sale Agreement (see Note P), plus additional funding we may receive from multiple other sources, including out-licensing and/or partnering opportunities, and the repayment of our subordinated notes, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2025. Potential partnership and collaboration transactions along with potential accelerated approval of our lead products, botensilimab and balstilimab, and potential commercial revenues from these products, can extend our runway and allow us to be cash flow positive from our operations.

We are also in discussions with several other parties to participate in the Purchase and Sale Agreement for an additional $125.0 million under the same structure as the Ligand transaction. In addition, we are also in discussions with several potential corporate collaborators. These transactions could also extend our cash resources. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity needs and can exercise its flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include milestones and royalty payments from companies, including Bristol-Myers Squibb Company, UroGen Pharma Ltd., Gilead Sciences, Inc., Merck Sharpe & Dohme and Incyte Corporation; out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; further royalty monetization; project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $649.8 million over the term of the related activities. Through March 31, 2024, we have expensed $574.5 million as research and development expenses and $533.4 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $38.2 million and $58.5 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 1.0% of our cash used in operations for both the three months ended March 31, 2024 and the year ended December 31, 2023, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound and Euro, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, and AgenTus Therapeutics SA, a company formerly with operations in Belgium.

We had cash and cash equivalents at March 31, 2024 of $52.9 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2024.

There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

Date:	May 7, 2024	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer