Form 10-Q
period 2024-06-30
AGENUS INC
filed 2024-08-08
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 5, 2024: 21,571,941 shares.

Agenus Inc.

Six Months Ended June 30, 2024

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27

PART II
ITEM 1.	Legal Proceedings	29
ITEM 1A.	Risk Factors	29
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	31
	Signatures	34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$93,723	$76,110
Accounts receivable	719	25,836
Prepaid expenses	2,207	8,098
Other current assets	3,355	2,372
Total current assets	100,004	112,416
Property, plant and equipment, net of accumulated amortization and depreciation of $68,137 and $61,943 at June 30, 2024 and December 31, 2023, respectively	127,569	133,421
Operating lease right-of-use assets	28,964	29,606
Goodwill	24,748	24,723
Acquired intangible assets, net of accumulated amortization of $18,032 and $17,688 at June 30, 2024 and December 31, 2023, respectively	4,136	4,411
Other long-term assets	6,994	9,336
Total assets	$292,415	$313,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$13,425	$146
Current portion, liability related to sale of future royalties and milestones	146,549	132,502
Current portion, deferred revenue	9	18
Current portion, operating lease liabilities	2,296	2,587
Accounts payable	50,843	61,446
Accrued liabilities	41,208	45,283
Other current liabilities	16,336	13,915
Total current liabilities	270,666	255,897
Long-term debt, net of current portion	—	12,768
Liability related to sale of future royalties and milestones, net of current portion	184,169	124,556
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	55,786	62,511
Other long-term liabilities	1,490	5,420
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2024 and December 31, 2023; liquidation value of $33,993 at June 30, 2024	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 21,126,226 and 19,718,662 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	211	197
Additional paid-in capital	1,830,114	1,796,095
Accumulated other comprehensive loss	(1,001)	(955)
Accumulated deficit	(2,070,635)	(1,955,668)
Total stockholders’ deficit attributable to Agenus Inc.	(241,311)	(160,331)
Non-controlling interest	20,472	11,949
Total stockholders’ deficit	(220,839)	(148,382)
Total liabilities and stockholders’ deficit	$292,415	$313,913

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Research and development	$267	$2,489	$267	$5,101
Service revenue	660	739	898	1,923
Non-cash royalty revenue related to the sale of future royalties	22,582	22,068	50,349	41,174
Total revenues	23,509	25,296	51,514	48,198
Operating expenses:
Cost of service revenue	(115)	(254)	(222)	(2,548)
Research and development	(36,771)	(59,285)	(80,696)	(116,402)
General and administrative	(16,816)	(20,415)	(33,672)	(38,653)
Contingent purchase price consideration fair value adjustment	—	(8)	—	398
Operating loss	(30,193)	(54,666)	(63,076)	(109,007)
Other income (expense):
Non-operating income (expense)	7,141	(244)	6,036	(204)
Interest expense, net	(31,745)	(18,520)	(61,211)	(35,112)
Net loss	(54,797)	(73,430)	(118,251)	(144,323)
Dividends on Series A-1 convertible preferred stock	(54)	(53)	(107)	(107)
Less: net loss attributable to non-controlling interest	(1,716)	(4,414)	(3,284)	(7,053)
Net loss attributable to Agenus Inc. common stockholders	$(53,135)	$(69,069)	$(115,074)	$(137,377)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(2.52)	$(3.93)	$(5.56)	$(8.22)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	21,062	17,569	20,715	16,717

Other comprehensive income (loss):
Foreign currency translation income (loss)	$70	$(1,634)	$(46)	$(1,632)
Other comprehensive income (loss)	70	(1,634)	(46)	(1,632)
Comprehensive loss	$(53,065)	$(70,703)	$(115,120)	$(139,009)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2023	32	$0	19,718	$197	$1,796,095	—	$—	$(955)	$11,949	$(1,955,668)	(148,382)
Net loss	—	—	—	—	—	—	—	—	(1,568)	(61,886)	(63,454)
Other comprehensive loss	—	—	—	—	—	—	—	(116)	—	—	(116)
Share-based compensation	—	—	—	—	3,477	—	—	—	719	—	4,196
Shares sold at the market	—	—	1,249	13	17,158	—	—	—	—	—	17,171
Payment of CEO payroll in shares	—	—	7	—	89	—	—	—	—	—	89
Vesting of nonvested shares	—	—	8	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	12	—	166	—	—	—	7	—	173
Balance at March 31, 2024	32	$0	20,994	$210	$1,816,985	—	$—	$(1,071)	$11,107	$(2,017,554)	$(190,323)
Net loss	—	—	—	—	—	—	—	—	(1,716)	(53,081)	(54,797)
Other comprehensive income	—	—	—	—	—	—	—	70	—	—	70
Share-based compensation	—	—	—	—	8,449	—	—	—	841	—	9,290
Shares sold at the market	—	—	117	1	1,989	—	—	—	—	—	1,990
Issuance of warrants, net of expenses	—	—	—	—	6,983	—	—	—	—	—	6,983
Vesting of nonvested shares	—	—	2	—	—	—	—	—	—	—	—
Payment of CEO payroll in shares	—	—	11	—	114	—	—	—	—	—	114
MiNK private placement stock sale	—	—	—	—	(4,434)	—	—	—	10,234	—	5,800
Exercise of stock options	—	—	2	—	28	—	—	—	6	—	34
Balance at June 30, 2024	32	$0	21,126	$211	$1,830,114	—	$—	$(1,001)	$20,472	$(2,070,635)	$(220,839)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2022	32	$0	15,278	$153	$1,647,561	—	$—	$915	$6,376	$(1,709,907)	$(54,902)
Net loss	—	—	—	—	—	—	—	—	(2,639)	(68,254)	(70,893)
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	4,566	—	—	—	919	—	5,485
Shares sold at the market	—	—	1,689	17	60,566	—	—	—	—	—	60,583
Issuance of director deferred shares	—	—	13	1	982	—	—	—	—	—	983
Issuance of shares for services	—	—	7	—	318	—	—	—	—	—	318
Vesting of nonvested shares	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	10	—	329	—	—	—	45	—	374
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	726	—	726
Issuance of shares for employee bonus	—	—	136	1	4,224	(1)	(2,429)	—	—	—	1,796
Retirement of treasury shares	—	—	(50)	(1)	(9)	1	2,429	—	—	—	2,419
Balance at March 31, 2023	32	$0	17,083	$171	$1,718,537	—	$—	$917	$5,427	$(1,778,161)	$(53,109)
Net loss	—	—	—	—	—	—	—	—	(4,414)	(69,016)	(73,430)
Other comprehensive loss	—	—	—	—	—	—	—	(1,634)	—	—	(1,634)
Share-based compensation	—	—	—	—	5,154	—	—	—	888	—	6,042
Shares sold at the market	—	—	1,227	12	42,235	—	—	—	—	—	42,247
Vesting of nonvested shares	—	—	—	—	—	—	—	—	—	—	—
MiNK stock dividend	—	—	—	—	(14,888)	—	—	—	14,888	—	—
MiNK stock purchases	—	—	—	—	405	—	—	—	(640)	—	(235)
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	285	—	285
Issuance of shares for employee bonus	—	—	96	1	3,079	—	(1,642)	—	—	—	1,438
Retirement of treasury shares	—	—	(33)	—	(7)	—	1,642	—	—	—	1,635
Balance at June 30, 2023	32	$0	18,373	$184	$1,754,515	—	$—	$(717)	$16,434	$(1,847,177)	$(76,761)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(118,251)	$(144,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,737	5,535
Share-based compensation	8,185	11,527
Non-cash royalty revenue	(50,349)	(41,174)
Non-cash interest expense	61,263	36,920
Loss on disposal of assets, net	9	49
Gain on lease terminations	(5,475)	—
Other, net	1,056	(149)
Changes in operating assets and liabilities:
Accounts receivable	25,121	1,021
Prepaid expenses	5,890	5,427
Accounts payable	(8,718)	7,969
Deferred revenue	(9)	(4,439)
Accrued liabilities and other current liabilities	(386)	8,135
Other operating assets and liabilities	(1,444)	(5,067)
Net cash used in operating activities	(76,371)	(118,569)
Cash flows from investing activities:
Purchases of plant and equipment	(496)	(6,279)
Proceeds from sale of plant and equipment	—	350
Purchase of long-term investment	—	(5,396)
Sale of long-term investment	488	—
Purchases of available-for-sale securities	—	(14,647)
Proceeds from sale of available-for-sale securities	—	15,000
Net cash provided by (used in) investing activities	(8)	(10,972)
Cash flows from financing activities:
Net proceeds from sale of equity	19,161	102,829
Net proceeds from sale of subsidiary shares in private placement	5,800	—
Proceeds from Ligand Purchase Agreement, net of expenses	73,851	—
Proceeds from employee stock purchases and option exercises	207	397
Purchase of treasury shares to satisfy tax withholdings	—	(4,566)
Purchase of subsidiary shares	—	(236)
Payment of finance lease obligation	(5,106)	(3,911)
Net cash provided by financing activities	93,913	94,513
Effect of exchange rate changes on cash	44	(441)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,578	(35,469)
Cash, cash equivalents and restricted cash, beginning of period	79,779	181,343
Cash, cash equivalents and restricted cash, end of period	$97,357	$145,874
Supplemental cash flow information:
Cash paid for interest	$1,193	$1,705
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$4,762
Issuance of common stock, $0.01 par value, in connection with payment for services	—	318
Insurance financing agreement	612	707
Issuance of stock options for payment of certain employee bonuses	4,966	—
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	—	7,288
Issuance of subsidiary stock options for payment of certain employee bonuses	540	—
Issuance of subsidiary shares for certain employee bonuses	—	1,011
Lease right-of-use assets obtained in exchange for new operating lease liabilities	105	287
Lease right-of-use assets obtained in exchange for new finance lease liabilities	122	4,635

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Our cash and cash equivalents at June 30, 2024 were $93.7 million, an increase of $17.6 million from December 31, 2023. Cash and cash equivalents of our subsidiary, MiNK, at March 31, 2024, were $5.8 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

As of June 30, 2024, we had an accumulated deficit of $2.1 billion and $13.0 million of subordinated notes maturing in February 2025. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $93.7 million at June 30, 2024, plus additional funding we may receive from multiple other sources, including out-licensing and/or partnering opportunities, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2025. We are also in discussions with other parties to participate in the Purchase and Sale Agreement (see Note F) for up to an additional $125.0 million under the same terms as the Ligand transaction. In addition, we are in discussions with several potential corporate collaborators. These transactions could also extend our cash resources. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity needs and can exercise its flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; further royalty monetization; project financing, and/or sales of equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).

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

On April 4, 2024, we executed a reverse stock split of our issued and outstanding common stock, par value $0.01, at a ratio of 1-for-20 with a record date of April 12, 2024 (the “Reverse Stock Split”). All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Note L for further details.

In the quarters ended June 30, 2024 and 2023, we deconsolidated certain foreign subsidiaries and recognized gains of approximately $185,000 and $132,000, respectively, included in "Other income (expense)" on our condensed consolidated statements of operations and comprehensive loss.

Note B – Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2024 and 2023, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2024	2023
Warrants	965	99
Stock options	3,367	2,220
Non-vested shares	38	27
Series A-1 convertible preferred stock	17	17

Note C – Investments

Cash equivalents and short-term investments consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$92,243	$92,243	$70,485	$70,485
Total	$92,243	$92,243	$70,485	$70,485

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2024 and 2023.

As of both June 30, 2024 and December 31, 2023, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note D – Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2024 (in thousands):

Balance, December 31, 2023	$24,723
Effect of foreign currency	25
Balance, June 30, 2024	$24,748

Acquired intangible assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,354)	$1,487
Trademarks	4-4.5 years	1,226	(1,226)	—
Other	2-7 years	2,044	(1,452)	592
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,168	$(18,032)	$4,136

	As of December 31, 2023
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,184)	$1,657
Trademarks	4-4.5 years	1,213	(1,185)	28
Other	2-7 years	1,988	(1,319)	669
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,099	$(17,688)	$4,411

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.3 million for the remainder of 2024, $0.5 million for the years ending December 31, 2025 and 2026, $0.4 million for the year ending December 31, 2027 and $0.3 million for the year ending December 31, 2028.

Note E – Debt

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

Debt instrument	Balance at June 30, 2024
Current Portion:
Debentures	$146
2015 Subordinated Notes	12,866
Other	413
Total	$13,425

Debt instrument	Balance at December 31, 2023
Current Portion:
Debentures	$146
Long-term Portion:
2015 Subordinated Notes	12,768
Total	$12,914

As of June 30, 2024 and December 31, 2023, the principal amount of our outstanding debt balance was $13.6 million and $13.1 million, respectively.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the six months ended June 30, 2024 (in thousands):

Period from December 31, 2023 to June 30, 2024
Liability related to sale of future royalties and milestones - beginning balance	$257,296
Proceeds from sale of future royalties and milestones	63,879
Non-cash royalty revenue	(50,349)
Non-cash interest expense recognized	61,134
Liability related to sale of future royalties and milestones - ending balance	331,960
Less: unamortized transaction costs	(1,242)
Liability related to sale of future royalties and milestones, net	$330,718

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

During the six months ended June 30, 2024, we recognized $50.3 million of non-cash royalty revenue, and we recorded $59.6 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the six months ended June 30, 2024, our estimate of the effective annual interest rate over the life of the agreement decreased to 48.6%, which results in a life of contract interest rate of 26.6%.

Ligand Pharmaceuticals

In May 2024, we and certain wholly-owned subsidiaries, entered into a Purchase and Sale agreement (the "Ligand Purchase Agreement") with Ligand Pharmaceuticals Incorporated ("Ligand"). Pursuant to the terms of the Ligand Purchase Agreement, Ligand will receive (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with Bristol-Myers Squibb Company ("BMS"), UroGen Pharma Ltd., Gilead Sciences, Inc. ("Gilead"), Merck Sharpe & Dohme and Incyte Corporation ("Incyte"), (the “Covered License Agreements”) (ii) 18.75% of the royalties the Company receives under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”).

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

In consideration for the sale of the Purchased Assets, we received gross proceeds of $75.0 million, less $0.9 million in reimbursable expenses, on the closing date. In addition, Ligand has a time-based option to invest an additional $25.0 million on a pro rata basis ("Purchaser Upsize Option").

In connection with the sale of the Purchased Assets, we issued to Ligand a warrant (the "Ligand Warrant") to purchase 867,052 shares of our common stock, at an exercise price equal to $17.30 per share. See Note L - Equity for further detail.

The $75.0 million in gross proceeds was allocated to the identified components as follows:

June 30, 2024
Liability related to sale of future royalties and milestones	$63,879
Ligand Warrant	7,098
Purchaser Upsize Option	4,023
Total Ligand Purchase Agreement gross proceeds	$75,000

As a result of our significant continuing involvement in the generation of the cash flows of the Purchased Assets, we are required to account for $63.9 million of the proceeds from this transaction as a liability on our condensed consolidated balance sheet that will be recognized into revenue in proportion to the royalty and milestone payments paid to Ligand over the estimated life of the Ligand Purchase Agreement.

The Purchaser Upsize Option is considered a freestanding financial instrument as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement. As such, it is accounted for as a written option which is accounted for as a liability at fair value and remeasured at each balance sheet date with changes in fair value recorded in earnings.

The Ligand Warrant is considered a freestanding financial instrument that as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement was determined to be equity-classified under ASC 815.

To allocate the proceeds, the Purchaser Upsize Option liability and equity-classified Ligand Warrants were recognized based on their fair values and the residual was allocated to a liability related to the sale of future royalties and milestones on our condensed consolidated balance sheets.

During the three and six months ended June 30, 2024, we recorded $1.6 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of June 30, 2024, our estimate of the effective annual interest rate over the life of the agreement was 27.9%.

Note G – Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Payroll	$12,685	$14,512
Professional fees	5,818	7,101
Contract manufacturing costs	7,595	7,613
Research services	8,037	10,807
Other	7,073	5,250
Total	$41,208	$45,283

Other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Finance lease liabilities	$9,367	$10,457
Other	6,969	3,458
Total	$16,336	$13,915

Note H – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$92,243	$92,243	$—	$—
Long-term investments	1,493	1,493	—	—
Total	$93,736	$93,736	$—	$—
Liabilities:
Ligand purchaser upsize option (Note F)	$4,023	$—	$—	$4,023
Contingent purchase price considerations	318	—	—	318
Total	$4,341	$—	$—	$4,341

Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$70,485	$70,485	$—	$—
Long-term investments	3,222	3,222	—	—
Total	$73,707	$73,707	$—	$—
Liabilities:
Contingent purchase price consideration	$318	$—	$—	$318
Total	$318	$—	$—	$318

Long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

We are required to measure the Purchaser Upsize Option issued under the Ligand Purchase Agreement at fair value. The fair value of the Purchaser Upsize Option at June 30, 2024 included in "Other current liabilities" in our condensed consolidated balance sheets, is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation of this liability is determined based on a scenario analysis and uses assumptions we believe would be made by a market participant.

We measure our contingent purchase price considerations at fair value. The fair values of our contingent purchase price considerations at both June 30, 2024 and December 31, 2023, of $0.3 million, included in "Other long-term liabilities" in our condensed consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at June 30, 2024 and December 31, 2023 was $13.4 million and $13.0 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2024 and December 31, 2023 was $13.6 million and $13.1 million, respectively.

Note I – Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead Collaboration Agreements”), at the closing of the transaction on January 23, 2019, we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. On November 6, 2020, we received notice from Gilead that it was returning AGEN1423 to us and voluntarily terminating the applicable license agreement. The termination was effective as of February 4, 2021. In the third quarter of 2021 we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. The AGEN2373 option and license agreement and the stock purchase agreement remain in full force and effect. As of June 30, 2024, we remained eligible to receive a $50.0 million exercise fee and, if exercised, up to $520.0 million in aggregate potential milestones. On August 5, 2024, Gilead elected not to exercise the option to license AGEN2373 and the option and license agreement was formally terminated, see Note P.

Collaboration Revenue

No revenue was recognized for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, we recognized approximately $2.0 million and $4.4 million, respectively, of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and six months ended June 30, 2024 and 2023, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended June 30, 2024
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$267	$—	$267
Other services	—	660	660
Non-cash royalties	22,582	—	22,582
	$22,849	$660	$23,509

	Three months ended June 30, 2023
Revenue Type
Research and development services	$444	$—	$444
Other services	—	739	739
Recognition of deferred revenue	2,045	—	2,045
Non-cash royalties	22,068	—	22,068
	$24,557	$739	$25,296

	Six months ended June 30, 2024
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$267	$—	$267
Other services	—	898	898
Non-cash royalties	50,349	—	50,349
	$50,616	$898	$51,514

	Six months ended June 30, 2023
Revenue Type
Research and development services	$711	$—	$711
Other services	—	1,923	1,923
Recognition of deferred revenue	4,390	—	4,390
Non-cash royalties	41,174	—	41,174
	$46,275	$1,923	$48,198

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Six months ended June 30, 2024	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,161	$5	$(14)	$1,152

During the six months ended June 30, 2024, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

Note J – Share-based Compensation Plans

In June 2024, our stockholders approved an amendment to our Amended and Restated 2019 Equity Incentive Plan (the "2019 EIP") that increased the maximum number of shares of our common stock available for issuance under our 2019 EIP by 3.0 million shares.

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

A summary of option activity for the six months ended June 30, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,141,360	$65.00
Granted	1,344,896	12.87
Exercised	(2,204)	12.26
Forfeited	(18,392)	47.60
Expired	(98,369)	63.39
Outstanding at June 30, 2024	3,367,291	$44.17	7.49	$5,572,918
Vested or expected to vest at June 30, 2024	3,367,291	$44.17	7.49	$5,572,918
Exercisable at June 30, 2024	2,022,962	$57.29	6.49	$1,832,720

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2024 and 2023 were $11.53 and $29.80, respectively.

During the six months ended June 30, 2024, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated January 16, 2024 and January 17, 2024. In January 2024, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an amendment to our 2019 EIP. This approval was obtained in June 2024. Accordingly, these awards have a grant date of June 2024, with an exercise price as of the date the Board of Director's approved the awards in January 2024.

As of June 30, 2024, there was approximately $24.7 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under subsidiary plans which, if all milestones are achieved, will be recognized over a weighted average period of 1.5 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2024 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	27,163	$37.20
Granted	24,906	14.38
Vested	(10,154)	31.17
Forfeited	(4,000)	41.72
Outstanding at June 30, 2024	37,915	$23.35

As of June 30, 2024, there was approximately $1.4 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under subsidiary plans which will be recognized over a period of 3.3 years.

During the six months ended June 30, 2024, 11,816 shares were issued under the 2019 Employee Stock Purchase Plan, 10,152 shares were issued as a result of the vesting of non-vested stock and 2,204 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4,722	$1,656	$6,036	$3,389
General and administrative	4,568	4,386	7,450	8,138
Total share-based compensation expense	$9,290	$6,042	$13,486	$11,527

Note K – Restricted Cash

As of June 30, 2024, and December 31, 2023, we maintained non-current restricted cash of $3.6 million and $3.7 million, respectively. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$76,110	$93,723	$178,674	$143,205
Restricted cash	3,669	3,634	2,669	2,669
Cash, cash equivalents and restricted cash	$79,779	$97,357	$181,343	$145,874

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

During the three and six months ended June 30, 2024, we received net proceeds of approximately $2.0 million and $19.2 million, from the sale of approximately 117,000 and 1.4 million shares of our common stock, respectively, in at-the-market offerings under the Sales Agreement.

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

In connection with the Purchase Agreement described in Note F, on May 6, 2024, we issued to Ligand a warrant to purchase 867,052 shares of our common stock, at an exercise price equal to $17.30 per share. The exercise price of the Ligand Warrant and the number of shares issuable upon exercise of the Ligand Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Ligand Warrant is exercisable until May 6, 2029.

Note M – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	June 30, 2024	December 31, 2023
MiNK Therapeutics, Inc.	45%	37%
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended June 30, 2024 and December 31, 2023, were as follows (in thousands):

	June 30, 2024	December 31, 2023
Beginning balance	$11,949	$6,376

Net loss attributable to non-controlling interest	(3,284)	(11,676)

Other items:
Sale of subsidiary shares in private placement	10,234	—
Distribution of subsidiary shares to Agenus stockholders	—	14,888
Purchase of subsidiary shares	—	(2,546)
Issuance of subsidiary shares for employee bonus	—	1,011
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	13	71
Subsidiary share-based compensation	1,560	3,825
Total other items	11,807	17,249

Ending balance	$20,472	$11,949

Sale of subsidiary shares in private placement

On May 13, 2024, MiNK entered into a Stock Purchase Agreement with a certain investor (the “Purchaser”), pursuant to which MiNK issued and sold an aggregate of 4,640,000 shares of its Common Stock (the “MiNK Common Shares”), at a purchase price of $1.25 per share. The aggregate purchase price paid by the Purchaser for the MiNK Common Shares was approximately $5.8 million, net of offering expenses. The transaction closed on May 14, 2024.

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

Note N – Related Party Transactions

In 2023, our Audit and Finance Committee approved a contract between Avillion Life Sciences LTD ("Avillion") and Agenus for the performance of up to $450,000 of clinical consulting services. Allison Jeynes, a former member of our Board of Directors, is chief executive officer of Avillion. No expenses were incurred in the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, approximately $222,000 and $450,000, respectively, related to these services is included in “Research and development” expense in our condensed consolidated statements of operations.

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2024 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note P – Subsequent Events

At the Market Offerings

During the period of July 1, 2024 through August 5, 2024, we sold approximately 405,000 shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $6.2 million.

BMS License Agreement Termination

In May 2021, we entered into a License, Development and Commercialization Agreement with BMS (the “BMS License Agreement”) pursuant to which we granted BMS an exclusive license to develop, manufacture and commercialize our proprietary TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million.

On July 30, 2024 we received notice from BMS that it is returning AGEN1777 back to Agenus and voluntarily terminating the BMS License Agreement, effective as of January 26, 2025.

Under the terms of the BMS License Agreement, BMS has granted us, effective as of January 26, 2025 an exclusive, royalty-free and fully paid-up, worldwide, and sublicensable license to BMS’ know-how and patent rights that arose from activities performed under the BMS License Agreement to develop and manufacture AGEN1777. Additionally, BMS will assign to us all regulatory registrations, applications, authorizations, and approvals that BMS holds in connection with AGEN1777. We will not incur any early termination penalties as a result of the termination.

Incyte Collaboration Agreement

In January 2015, we entered into a collaboration with Incyte to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four immunotherapy programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015, we expanded the alliance by adding three novel undisclosed immunotherapy targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Targets under the collaboration were designated as either profit-share programs, where the parties shared all costs and profits equally, or royalty-bearing programs, where Incyte funded all costs, and we were eligible to receive milestones and royalties. Under the original collaboration agreement, programs targeting GITR, OX40 and two of the undisclosed targets were designated as profit-share programs, while the other targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. In February 2017, we and Incyte amended the terms of the original collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs with royalties on global net sales at a flat 15% rate for each. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to

Agenus (the latter being our Fc enhanced TIGIT program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (GITR agonist) and INCAGN1949 (OX40 agonist). Incyte terminated the OX40 program, effective October 2023, and terminated both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs reverted back to us.

On July 30, 2024, Incyte announced that it would discontinue further development of the LAG-3 and TIM-3 monoclonal antibodies.

Gilead Option and License Agreement Termination

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

On August 5, 2024 Gilead elected not to exercise the option to license AGEN2373 and the option and license agreement was formally terminated.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II-Item 1A within this Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, botensilimab (AGEN1181), is progressing through multiple clinical programs designed to support accelerated development as a monotherapy and in combination with balstilimab. In April 2023, botensilimab in combination with balstilimab received Fast Track designation from the U.S. Food and Drug Administration ("FDA") for the treatment of patients with not-microsatellite instability-high ("MSI-H")/deficient mismatch repair ("dMMR") metastatic colorectal cancer with no active liver involvement. Patients targeted with this designation are heavily pretreated with standard of care chemotherapy, anti-VEGF and anti-EGFR if RAS wild type. We completed enrollment of patients with refractory MSS mCRC non-active liver metastases ("NLM") in a Phase 1 trial (n~150) and randomized Phase 2 trial (n~230) in October 2023. We are exploring all potential accelerated approval pathways and intend to initiate a Phase 3 study with plans to ensure continued funding via partnering activities.

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

Pursuant to our collaboration agreement with Incyte, we have exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, which Incyte is currently advancing in various clinical trials, as well as an additional undisclosed target that Incyte is advancing in preclinical studies. Under the terms of our agreement, Incyte is responsible for all future development expenses, and we are eligible to receive up to an additional $315.0 million in potential milestone payments plus royalties on any future sales. Incyte has terminated the OX40 program, effective October 2023, and both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs reverted back to us. On July 30, 2024, Incyte announced that it would discontinue further development of the LAG-3 and TIM-3 monoclonal antibodies.

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

In December 2018, we entered into collaboration agreements with Gilead for the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, and the exclusive option to license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. Gilead elected to return AGEN1423 to us in November 2020 and terminated the license agreement. We ceased development of AGEN1223 in the third quarter of 2021, and the option and license agreement for AGEN1223 were formally terminated in October 2021. The AGEN2373 option agreement remains in place, and we are responsible for developing the program until the option decision point. If Gilead exercises the option, we may opt-in to share development and commercialization costs in the United States in exchange for a 50:50 profit (loss) share and revised milestone payments. In March 2022, we received a $5.0 million clinical milestone under the AGEN2373 option agreement. Pursuant to the terms of the AGEN2373 option agreement, as of June 30, 2024, we remained eligible to receive a $50.0 million option exercise fee and up to an additional $520.0 million in aggregate milestone payments, as well as royalties on future sales. On August 5, 2024, Gilead elected not to exercise the option to license AGEN2373 and the option and license agreement was formally terminated.

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

In May 2021, we entered into a License, Development, and Commercialization Agreement with BMS for our pre-clinical anti-TIGIT bispecific antibody program, AGEN1777. BMS received an exclusive worldwide license to develop, manufacture, and commercialize AGEN1777 and its derivatives. We retained an option to access the licensed antibodies for use in clinical studies in combination with certain pipeline assets. We received a non-refundable upfront cash payment of $200.0 million and, as of June 30, 2024, were eligible to receive up to $1.32 billion in development, regulatory, and commercial milestone payments, along with tiered royalties. BMS is responsible for all associated costs, and we have the option to co-fund a minority of global development costs in exchange for increased tiered royalties. We also have the option to co-promote AGEN1777 in the U.S. In October 2021, we achieved a $20.0 million milestone upon the dosing of the first patient in the AGEN1777 Phase 1 clinical trial and in December 2023, we announced that the first patient was dosed in an AGEN1777 Phase 2 clinical trial, triggering the achievement of a $25.0 million milestone. We received this milestone in January 2024. On July 30, 2024, we received notice from BMS that it is returning AGEN1777 back to Agenus and voluntarily terminating the BMS License Agreement, effective as of January 26, 2025.

In May 2024, we, and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Ligand Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of (i) 31.875% of the development, regulatory and commercial milestone payments we are eligible to receive under our agreements with BMS, UroGen, Gilead, Merck and Incyte, (the “Covered License Agreements”) (ii) 18.75% of the royalties we receive under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”). The total amounts payable to Ligand are subject to a 50% reduction in the event total payments to Ligand exceed a specified return hurdle. The synthetic royalty is subject to a reduction if annual worldwide net sales exceed a specified level, and a cap on annual worldwide net sales if annual worldwide net sales exceed a higher specified level. The synthetic royalty can increase by 1% based on the occurrence of certain future events. After taking into account our obligations under the Ligand Purchase Agreement, XOMA Royalty Purchase Agreement and the recent status of our collaboration agreements, we remain eligible to receive up to approximately $136.3 million, $49.4 million and $183.1 million in potential development, regulatory, and commercial milestones from UroGen, Merck and Incyte, respectively.

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

In October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK is currently expanding its clinical programs, with a notable externally funded Phase 2 trial in second-line gastric cancer actively enrolling at Memorial Sloan Kettering Cancer Center. Additionally, MiNK is evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”) in planning for a randomized phase 2 study through a predominantly externally financed program. Recently, MiNK secured a $5.8 million private placement financing at a 25% premium, led by GKCC, LLC. This funding will propel the clinical development of MiNK-215, its leading allogeneic CAR-iNKT cell therapy targeting fibroblast activation protein (“FAP”) in solid tumors, which is scheduled to enter clinical trials in early 2025. In addition to its lead clinical program, MiNK has announced a collaboration with

ImmunoScape, Inc. (“ImmunoScape”) to discover and develop next-generation T-cell receptor therapies targeting novel solid tumor antigens. This partnership leverages MiNK's proprietary library of T cell antigens and ImmunoScape’s platform for rapid discovery of novel T cell receptors.

Historical Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Research and development revenue

We recognized research and development revenue of approximately $0.3 and $2.5 million during the three months ended June 30, 2024 and 2023, respectively. Research and development revenues in the second quarter of 2023 primarily consisted of $2.0 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $0.5 million, to approximately $22.6 million for the three months ended June 30, 2024, from $22.1 million for the three months ended June 30, 2023, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant, including net sales of AREXVY, that GSK launched in the third quarter of 2023.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 38% to $36.8 million for the three months ended June 30, 2024 from $59.3 million for the three months ended June 30, 2023. Decreased expenses in the three months ended June 30, 2024 primarily relate to a $14.3 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $3.8 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $6.1 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $1.8 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 18% to $16.8 million for the three months ended June 30, 2024 from $20.4 million for the three months ended June 30, 2023. Decreased expenses in the three months ended June 30, 2024 primarily relate to a $2.3 million decrease in personnel related expenses, mainly due to decreased share based compensation expense, a $0.5 million decrease in professional fees and a $0.9 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.1 million increase in other general and administrative expenses.

Non-operating income (expense)

Non-operating income increased $7.4 million for the three months ended June 30, 2024, from expense of $0.2 million for the three months ended June 30, 2023 to income of $7.1 million for the three months ended June 30, 2024, primarily due to the recognition of a $5.5 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK in the three months ended June 30, 2024, compared to de minimis activity in the three months ended June 30, 2023.

Interest expense, net

Interest expense, net increased to approximately $31.7 million for the three months ended June 30, 2024 from $18.5 million for the three months ended June 30, 2023, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and the addition of non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research and development revenue

We recognized research and development revenue of approximately $0.3 million and $5.1 million during the six months ended June 30, 2024 and 2023, respectively. Research and development revenues in the first half of 2023 primarily consisted of $4.4 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $9.2 million, to approximately $50.3 million for the six months ended June 30, 2024, from $41.2 million for the six months ended June 30, 2023, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant, including net sales of AREXVY, that GSK launched in the third quarter of 2023.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 31% to $80.7 million for the six months ended June 30, 2024 from $116.4 million for the six months ended June 30, 2023. Decreased expenses in the six months ended June 30, 2024 primarily relate to a $21.7 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $5.9 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $10.5 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $2.5 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 13% to $33.7 million for the six months ended June 30, 2024 from $38.7 million for the six months ended June 30, 2023. Decreased expenses in the six months ended June 30, 2024 primarily relate to a $2.3 million decrease in personnel related expenses, mainly due to decreased share based compensation expense, a $0.8 million decrease in professional fees and a $2.4 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.4 million increase in other general and administrative expenses.

Non-operating income (expense)

Non-operating income increased $6.2 million for the six months ended June 30, 2024, from expense of $0.2 million for the six months ended June 30, 2023 to income of $6.0 million for the six months ended June 30, 2024, primarily due to the recognition of a $5.5 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK in the six months ended June 30, 2024, compared to de minimis activity in the six months ended June 30, 2023.

Interest expense, net

Interest expense, net increased to approximately $61.2 million for the six months ended June 30, 2024 from $35.1 million for the six months ended June 30, 2023, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and the addition of non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the six months ended June 30, 2024, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2024	2023	2022	2021
Antibody programs	Various	$54,807	$178,445	$133,108	$141,266
Vaccine adjuvant	STIMULON cpcQS-21	1,373	10,296	10,789	5,912
Cell therapies	Various	4,638	16,283	24,300	15,507
Other research and development programs	Various	19,878	29,545	18,494	15,923
Total research and development expenses		$80,696	$234,569	$186,691	$178,608

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.1 billion as of June 30, 2024. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through June 30, 2024, we have raised aggregate net proceeds of approximately $2.0 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 6.7 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 1.4 million and 405,000 shares of our common stock pursuant to the Sales Agreement during the six months ended June 30, 2024 and the period of July 1, 2024 through August 5, 2024, respectively, and received aggregate net proceeds totaling $25.3 million. As of August 5, 2024, approximately 6.2 million shares remained available for sale under the Sales Agreement.

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

As of June 30, 2024, we had debt outstanding of $13.6 million in principal due February 2025.

Our cash and cash equivalents at June 30, 2024 were $93.7 million, an increase of $17.6 million from December 31, 2023. Cash and cash equivalents of our subsidiary, MiNK, at March 31, 2024, were $5.8 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $93.7 million as of June 30, 2024, plus additional funding we may receive from multiple other sources, including out-licensing and/or partnering opportunities, will be sufficient to satisfy our liquidity requirements through the end of the year and into 2025. We are also in discussions with other parties to participate in the Purchase and Sale Agreement (see Note F) for up to an additional $125.0 million under the same terms as the Ligand transaction. In addition, we are in discussions with several potential corporate collaborators. These transactions could also extend our cash resources. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity needs and can exercise its flexibility to adjust spending as needed in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; further royalty monetization; project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $663.4 million over the term of the related activities. Through June 30, 2024, we have expensed $582.9 million as research and development expenses and $541.9 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $76.4 million and $118.6 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 1.5% and 1.0% of our cash used in operations for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound and Euro, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, and AgenTus Therapeutics SA, a company formerly with operations in Belgium.

We had cash and cash equivalents at June 30, 2024 of $93.7 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to the risk factors described in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K, please note the updated Risk Factors included below.

The risk factor entitled “Our business is highly dependent on the success of our clinical stage programs, including botensilimab and related combination therapy programs, which still require significant additional clinical development” set forth in our 2023 Form 10-K is hereby updated to state the following.

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

The FDA may disagree that our data and development program are sufficient to support BLA filing or approval. For example, the FDA discouraged submission of our Phase 2 results in support of an Accelerated Approval based on the observed magnitude of effect, remaining questions about contributions of the components of the combination product, and their view that objective response rates may not translate to survival benefit, and they recommended the inclusion of a BOT monotherapy arm in the planned Phase 3 study. Furthermore, because botensilimab and balstilimab are both novel agents, and are being used in combination, any BLA submission for the combination will require significant information on each agent as well as the combination.

All of our other product candidates are in earlier stages of development and will require additional nonclinical and/or clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing and commercial efforts before we can generate any revenue from product sales.

The risk factor entitled “We are dependent upon our collaborations with BMS, Gilead, Incyte and Betta to further develop and commercialize certain of our antibody programs. If we or BMS, Gilead, Incyte or Betta Pharmaceuticals fail to perform as expected, the potential for us to generate future revenues under such collaborations could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected” set forth in our 2023 Form 10-K is hereby updated to reflect that BMS notified us in July 2024 that it will terminate the BMS license agreement effective January 26, 2025 and that in August 2024 Gilead elected to terminate the option to license AGEN2373. As a result, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to AGEN1777 and AGEN2373 could be delayed or terminated and we will not be entitled to any future milestone payments or royalties from BMS or Gilead.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Gilead Option and License Agreement Termination

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

On August 5, 2024 Gilead elected not to exercise the option to license AGEN2373 and the option and license agreement was formally terminated.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Antigenics Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 10, 2002 and incorporated herein by reference.

3.2

Certificate Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 11, 2007 and incorporated herein by reference.

3.3

Certificate of Ownership and Merger changing the name of the corporation to Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on January 6, 2011 and incorporated herein by reference.

3.4

Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on September 30, 2011 and incorporated herein by reference.

3.5

Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2012 and incorporated herein by reference.

3.6

Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on April 25, 2014 and incorporated herein by reference.

3.7

Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 16, 2016 and incorporated herein by reference.

3.8

Certificate of Sixth Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 24, 2019 and incorporated herein by reference.

3.9

Certificate of Seventh Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on August 5, 2022 and incorporated herein by reference.

3.10

Certificate of Eighth Amendment to the Amended and Restated Certificate of Incorporation of Agenus Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K (File No. 0-29089) filed on April 5, 2024 and incorporated herein by reference.

4.1

Form of 2024 A Warrant dated as of May 6, 2024, by and between Agenus Inc. and Ligand Pharmaceuticals Incorporated. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) filed on May 7, 2024 and incorporated herein by reference.

10.1(1)	Purchase and Sale Agreement, dated as of May 6, 2024, by and between Agenus Inc., Agenus Royalty Fund, LLC, Agenus Holdings 2024, LLC, and Ligand Pharmaceuticals Incorporated. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

(1)

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2024	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer