Form 10-Q
period 2024-09-30
AGENUS INC
filed 2024-11-12
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 8, 2024: 23,458,929 shares.

Agenus Inc.

Nine Months Ended September 30, 2024

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26

PART II
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 5.	Other Information	28
ITEM 6.	Exhibits	29
	Signatures	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$44,784	$76,110
Accounts receivable	207	25,836
Prepaid expenses	2,352	8,098
Other current assets	2,811	2,372
Total current assets	50,154	112,416
Property, plant and equipment, net of accumulated amortization and depreciation of $71,109 and $61,943 at September 30, 2024 and December 31, 2023, respectively	124,472	133,421
Operating lease right-of-use assets	28,612	29,606
Goodwill	24,694	24,723
Acquired intangible assets, net of accumulated amortization of $18,063 and $17,688 at September 30, 2024 and December 31, 2023, respectively	3,955	4,411
Other long-term assets	6,595	9,336
Total assets	$238,482	$313,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$13,401	$146
Current portion, liability related to sale of future royalties and milestones	159,647	132,502
Current portion, deferred revenue	10	18
Current portion, operating lease liabilities	2,427	2,587
Accounts payable	45,899	61,446
Accrued liabilities	36,695	45,283
Other current liabilities	12,565	13,915
Total current liabilities	270,644	255,897
Long-term debt, net of current portion	—	12,768
Liability related to sale of future royalties and milestones, net of current portion	182,558	124,556
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	55,164	62,511
Other long-term liabilities	777	5,420
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2024 and December 31, 2023; liquidation value of $34,047 at September 30, 2024	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 21,685,192 and 19,718,662 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	217	197
Additional paid-in capital	1,845,815	1,796,095
Accumulated other comprehensive loss	(1,347)	(955)
Accumulated deficit	(2,137,021)	(1,955,668)
Total stockholders’ deficit attributable to Agenus Inc.	(292,336)	(160,331)
Non-controlling interest	20,532	11,949
Total stockholders’ deficit	(271,804)	(148,382)
Total liabilities and stockholders’ deficit	$238,482	$313,913

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Research and development	$—	$3,414	$267	$8,515
Service revenue	454	540	1,353	2,464
Non-cash royalty revenue related to the sale of future royalties	24,658	20,360	75,006	61,534
Total revenues	25,112	24,314	76,626	72,513
Operating expenses:
Cost of service revenue	(146)	(303)	(368)	(2,851)
Research and development	(41,058)	(51,443)	(121,753)	(167,846)
General and administrative	(17,275)	(18,909)	(50,947)	(57,562)
Fair value adjustments	1,863	—	1,863	398
Operating loss	(31,504)	(46,341)	(94,579)	(155,348)
Other income (expense):
Non-operating income	19	442	6,054	238
Interest expense, net	(35,729)	(18,633)	(96,940)	(53,745)
Net loss	(67,214)	(64,532)	(185,465)	(208,855)
Dividends on Series A-1 convertible preferred stock	(54)	(53)	(161)	(160)
Less: net loss attributable to non-controlling interest	(828)	(2,331)	(4,112)	(9,384)
Net loss attributable to Agenus Inc. common stockholders	$(66,440)	$(62,254)	$(181,514)	$(199,631)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(3.08)	$(3.29)	$(8.65)	$(11.43)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	21,550	18,908	20,995	17,458

Other comprehensive loss:
Foreign currency translation loss	$(346)	$(311)	$(392)	$(1,943)
Other comprehensive loss	(346)	(311)	(392)	(1,943)
Comprehensive loss	$(66,786)	$(62,565)	$(181,906)	$(201,574)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2023	32	$0	19,718	$197	$1,796,095	—	$—	$(955)	$11,949	$(1,955,668)	(148,382)
Net loss	—	—	—	—	—	—	—	—	(1,568)	(61,886)	(63,454)
Other comprehensive loss	—	—	—	—	—	—	—	(116)	—	—	(116)
Share-based compensation	—	—	—	—	3,477	—	—	—	719	—	4,196
Shares sold at the market	—	—	1,249	13	17,158	—	—	—	—	—	17,171
Payment of CEO payroll in shares	—	—	7	—	89	—	—	—	—	—	89
Vesting of nonvested shares	—	—	8	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	12	—	166	—	—	—	7	—	173
Balance at March 31, 2024	32	$0	20,994	$210	$1,816,985	—	$—	$(1,071)	$11,107	$(2,017,554)	$(190,323)
Net loss	—	—	—	—	—	—	—	—	(1,716)	(53,081)	(54,797)
Other comprehensive income	—	—	—	—	—	—	—	70	—	—	70
Share-based compensation	—	—	—	—	8,449	—	—	—	841	—	9,290
Shares sold at the market	—	—	117	1	1,989	—	—	—	—	—	1,990
Issuance of warrants, net of expenses	—	—	—	—	6,983	—	—	—	—	—	6,983
Vesting of nonvested shares	—	—	2	—	—	—	—	—	—	—	—
Payment of CEO payroll in shares	—	—	11	—	114	—	—	—	—	—	114
MiNK private placement stock sale	—	—	—	—	(4,434)	—	—	—	10,234	—	5,800
Exercise of stock options	—	—	2	—	28	—	—	—	6	—	34
Balance at June 30, 2024	32	$0	21,126	$211	$1,830,114	—	$—	$(1,001)	$20,472	$(2,070,635)	$(220,839)
Net loss	—	—	—	—	—	—	—	—	(828)	(66,386)	(67,214)
Other comprehensive loss	—	—	—	—	—	—	—	(346)	—	—	(346)
Share-based compensation	—	—	—	—	8,399	—	—	—	881	—	9,280
Shares sold at the market	—	—	503	5	6,771	—	—	—	—	—	6,776
Payment of CEO payroll in shares	—	—	16	—	98	—	—	—	—	—	98
Vesting of nonvested shares	—	—	7	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	33	1	433	—	—	—	7	—	441
Balance at September 30, 2024	32	$0	21,685	$217	$1,845,815	—	$—	$(1,347)	$20,532	$(2,137,021)	$(271,804)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2022	32	$0	15,278	$153	$1,647,561	—	$—	$915	$6,376	$(1,709,907)	$(54,902)
Net loss	—	—	—	—	—	—	—	—	(2,639)	(68,254)	(70,893)
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	4,566	—	—	—	919	—	5,485
Shares sold at the market	—	—	1,689	17	60,566	—	—	—	—	—	60,583
Issuance of director deferred shares	—	—	13	1	982	—	—	—	—	—	983
Issuance of shares for services	—	—	7	—	318	—	—	—	—	—	318
Exercise of stock options and employee share purchases	—	—	10	—	329	—	—	—	45	—	374
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	726	—	726
Issuance of shares for employee bonus	—	—	136	1	4,224	(1)	(2,429)	—	—	—	1,796
Retirement of treasury shares	—	—	(50)	(1)	(9)	1	2,429	—	—	—	2,419
Balance at March 31, 2023	32	$0	17,083	$171	$1,718,537	—	$—	$917	$5,427	$(1,778,161)	$(53,109)
Net loss	—	—	—	—	—	—	—	—	(4,414)	(69,016)	(73,430)
Other comprehensive loss	—	—	—	—	—	—	—	(1,634)	—	—	(1,634)
Share-based compensation	—	—	—	—	5,154	—	—	—	888	—	6,042
Shares sold at the market	—	—	1,227	12	42,235	—	—	—	—	—	42,247
MiNK stock dividend	—	—	—	—	(14,888)	—	—	—	14,888	—	—
MiNK stock purchases	—	—	—	—	405	—	—	—	(640)	—	(235)
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	285	—	285
Issuance of shares for employee bonus	—	—	96	1	3,079	—	(1,642)	—	—	—	1,438
Retirement of treasury shares	—	—	(33)	—	(7)	—	1,642	—	—	—	1,635
Balance at June 30, 2023	32	$0	18,373	$184	$1,754,515	—	$—	$(717)	$16,434	$(1,847,177)	$(76,761)
Net loss	—	—	—	—	—	—	—	—	(2,331)	(62,201)	(64,532)
Other comprehensive loss	—	—	—	—	—	—	—	(311)	—	—	(311)
Share-based compensation	—	—	—	—	4,601	—	—	—	935	—	5,536
Shares sold at the market	—	—	665	7	20,343	—	—	—	—	—	20,350
Payment of CEO payroll in shares	—	—	1	—	32	—	—	—	—	—	32
MiNK stock purchases	—	—	—	—	893	—	—	—	(1,221)	—	(328)
Issuance of shares for services	—	—	9	—	312	—	—	—	—	—	312
Vesting of nonvested shares	—	—	3	—	—	—	—	—	—	—	—
Employee share purchases	—	—	14	—	407	—	—	—	3	—	410
Balance at September 30, 2023	32	$0	19,065	$191	$1,781,103	—	$—	$(1,028)	$13,820	$(1,909,378)	$(115,292)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(185,465)	$(208,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,083	8,387
Share-based compensation	12,716	17,408
Non-cash royalty revenue	(75,006)	(61,534)
Non-cash interest expense	97,459	55,977
Loss on disposal of assets, net	18	49
Gain on lease terminations	(5,334)	—
Other, net	(2,638)	183
Changes in operating assets and liabilities:
Accounts receivable	25,613	1,308
Prepaid expenses	5,751	(1,765)
Accounts payable	(13,682)	915
Deferred revenue	(7)	(7,269)
Accrued liabilities and other current liabilities	1,722	12,518
Other operating assets and liabilities	(893)	(1,122)
Net cash used in operating activities	(129,663)	(183,800)
Cash flows from investing activities:
Purchases of plant and equipment	(503)	(9,731)
Proceeds from sale of plant and equipment	24	350
Purchase of long-term investment	—	(5,396)
Proceeds from sale of long-term investment	527	—
Purchases of available-for-sale securities	—	(14,647)
Proceeds from sale of available-for-sale securities	—	30,000
Net cash provided by investing activities	48	576
Cash flows from financing activities:
Net proceeds from sale of equity	25,937	123,179
Net proceeds from sale of subsidiary shares in private placement	5,800	—
Proceeds from Ligand Purchase Agreement, net of expenses	73,851	—
Proceeds from employee stock purchases and option exercises	648	807
Purchase of treasury shares to satisfy tax withholdings	—	(4,566)
Purchase of subsidiary shares	—	(564)
Payment of finance lease obligation	(7,766)	(6,305)
Net cash provided by financing activities	98,470	112,551
Effect of exchange rate changes on cash	(216)	(696)
Net decrease in cash, cash equivalents and restricted cash	(31,361)	(71,369)
Cash, cash equivalents and restricted cash, beginning of period	79,779	181,343
Cash, cash equivalents and restricted cash, end of period	$48,418	$109,974
Supplemental cash flow information:
Cash paid for interest	$1,737	$2,532
Supplemental disclosures - non-cash activities:
Issuance of common stock, $0.01 par value, in connection with payment for services	$—	$630
Insurance financing agreement	771	707
Issuance of stock options for payment of certain employee bonuses	9,321	—
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	—	7,288
Issuance of subsidiary stock options for payment of certain employee bonuses	1,032	—
Issuance of subsidiary shares for certain employee bonuses	—	1,011
Lease right-of-use assets obtained in exchange for new operating lease liabilities	105	318
Lease right-of-use assets obtained in exchange for new finance lease liabilities	122	4,812

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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
•
Antibody candidate programs, including our lead assets, botensilimab (a multifunctional immune cell activator and human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (CTLA-4) blocking antibody, also known as AGEN1181) and balstilimab (a programmed death receptor-1 (PD-1) blocking antibody).
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

Our cash and cash equivalents at September 30, 2024 were $44.8 million, a decrease of $31.3 million from December 31, 2023. Cash and cash equivalents of our subsidiary, MiNK, at June 30, 2024, were $9.3 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

As of September 30, 2024, we had an accumulated deficit of $2.1 billion and $13.0 million of subordinated notes maturing in February 2025. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances.

Based on our current plans and projections, we believe that our cash resources of $44.8 million at September 30, 2024, will be sufficient to satisfy our critical liquidity requirements through the end of the year and into 2025. To support operations further, meet our subordinated notes obligation, and to execute on our business plans, we require additional funding.

Currently we are in discussions with several entities including biotechnology and pharmaceutical partners, as well as dedicated healthcare funds to provide the funding necessary to support our operations through our planned biologics license application, or marketing authorization, submission for botensilimab/balstilimab. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; further royalty monetization; project financing, and/or sales of equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).

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

In the nine months ended September 30, 2024 and 2023, we deconsolidated certain foreign subsidiaries and recognized gains of approximately $185,000 and $132,000, respectively, included in "Other income (expense)" on our condensed consolidated statements of operations and comprehensive loss.

Note B – Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2024 and 2023, as they would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2024	2023
Warrants	965	99
Stock options	3,313	2,202
Non-vested shares	36	35
Series A-1 convertible preferred stock	17	17

Note C – Investments

Cash equivalents consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$42,886	$42,886	$70,485	$70,485
Total	$42,886	$42,886	$70,485	$70,485

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2024 and 2023.

As of both September 30, 2024 and December 31, 2023, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note D – Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2024 (in thousands):

Balance, December 31, 2023	$24,723
Effect of foreign currency	(29)
Balance, September 30, 2024	$24,694

Acquired intangible assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,438)	$1,403
Trademarks	4-4.5 years	1,197	(1,197)	—
Other	2-7 years	1,923	(1,428)	495
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,018	$(18,063)	$3,955

	As of December 31, 2023
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,184)	$1,657
Trademarks	4-4.5 years	1,213	(1,185)	28
Other	2-7 years	1,988	(1,319)	669
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,099	$(17,688)	$4,411

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.1 million for the remainder of 2024, $0.5 million for the years ending December 31, 2025 and 2026, $0.4 million for the year ending December 31, 2027 and $0.3 million for the year ending December 31, 2028.

Note E – Debt

Debt obligations consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

Debt instrument	Balance at September 30, 2024
Current Portion:
Debentures	$146
2015 Subordinated Notes	12,918
Other	337
Total	$13,401

Debt instrument	Balance at December 31, 2023
Current Portion:
Debentures	$146
Long-term Portion:
2015 Subordinated Notes	12,768
Total	$12,914

As of September 30, 2024 and December 31, 2023, the principal amount of our outstanding debt balance was $13.5 million and $13.1 million, respectively.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2024 (in thousands):

Period from December 31, 2023 to September 30, 2024
Liability related to sale of future royalties and milestones - beginning balance	$257,296
Proceeds from sale of future royalties and milestones	63,879
Non-cash royalty revenue	(75,006)
Non-cash interest expense recognized	97,240
Liability related to sale of future royalties and milestones - ending balance	343,409
Less: unamortized transaction costs	(1,204)
Liability related to sale of future royalties and milestones, net	$342,205

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

During the nine months ended September 30, 2024, we recognized $75.0 million of non-cash royalty revenue, and we recorded $91.0 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the nine months ended September 30, 2024, our estimate of the effective annual interest rate over the life of the agreement decreased to 48.9%, which results in a life of contract interest rate of 26.7%.

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

The Purchaser Upsize Option is considered a freestanding financial instrument as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement. As such, it is accounted for as a written option which is accounted for as a liability at fair value and remeasured at each balance sheet date with changes in fair value recorded in earnings. The fair value of the Purchaser Upsize Option at September 30, 2024 was $2.2 million.

The Ligand Warrant is considered a freestanding financial instrument that as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement, which was determined to be equity-classified under ASC 815.

To allocate the proceeds, the Purchaser Upsize Option liability and equity-classified Ligand Warrants were recognized based on their fair values and the residual was allocated to a liability related to the sale of future royalties and milestones on our condensed consolidated balance sheets.

During the nine months ended September 30, 2024, we recorded $6.2 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of September 30, 2024, our estimate of the effective annual interest rate over the life of the agreement was 27.9%.

Note G – Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Payroll	$10,501	$14,512
Professional fees	5,183	7,101
Contract manufacturing costs	5,558	7,613
Research services	8,162	10,807
Other	7,291	5,250
Total	$36,695	$45,283

Other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Finance lease liabilities	$7,398	$10,457
Purchaser Upsize Option (Note F)	2,161	—
Other	3,006	3,458
Total	$12,565	$13,915

The terms of one of our finance lease agreements include a requirement to maintain a specified minimum cash balance. As of September 30, 2024, our cash balance was below this threshold. Despite this, we remain current on all lease payments under the agreement. While the financial institution has the contractual right to take remedial actions, including potentially reclaiming the leased assets, we are actively addressing the situation and expect to regain compliance. As of September 30, 2024, the remaining amounts owed under this lease totaled approximately $7.5 million, with payments scheduled through September 2025.

Note H – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$42,886	$42,886	$—	$—
Long-term investments	1,499	1,499	—	—
Total	$44,385	$44,385	$—	$—
Liabilities:
Purchaser Upsize Option (Note F)	$2,161	$—	$—	$2,161
Contingent purchase price considerations	318	—	—	318
Total	$2,479	$—	$—	$2,479

Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$70,485	$70,485	$—	$—
Long-term investments	3,222	3,222	—	—
Total	$73,707	$73,707	$—	$—
Liabilities:
Contingent purchase price consideration	$318	$—	$—	$318
Total	$318	$—	$—	$318

Long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

We are required to measure the Purchaser Upsize Option issued under the Ligand Purchase Agreement at fair value. The $2.2 million fair value of the Purchaser Upsize Option at September 30, 2024, included in "Other current liabilities" in our condensed consolidated balance sheets, is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation of this liability is determined based on a scenario analysis and uses assumptions we believe would be made by a market participant.

We measure our contingent purchase price considerations at fair value. The fair values of our contingent purchase price considerations at both September 30, 2024 and December 31, 2023, of $0.3 million, included in "Other long-term liabilities" in our condensed consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at September 30, 2024 and December 31, 2023 was $13.4 million and $13.0 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2024 and December 31, 2023 was $13.5 million and $13.1 million, respectively.

Note I – Revenue from Contracts with Customers

Gilead Collaboration Agreement

On December 20, 2018, we entered into a series of agreements with Gilead Sciences, Inc. (“Gilead”) focused on the development and commercialization of up to five novel immuno-oncology therapies. Pursuant to the terms of the license agreement, the option and license agreements and the stock purchase agreement we entered into with Gilead (collectively, the “Gilead

Collaboration Agreements”), at the closing of the transaction on January 23, 2019, we received an upfront cash payment from Gilead of $120.0 million and Gilead made a $30.0 million equity investment in Agenus. On November 6, 2020, we received notice from Gilead that it was returning AGEN1423 to us and voluntarily terminating the applicable license agreement. The termination was effective as of February 4, 2021. In the third quarter of 2021 we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. In August 2024, Gilead elected not to exercise the option to license AGEN2373 and the option and license agreement was formally terminated.

Collaboration Revenue

No revenue was recognized for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recognized approximately $2.9 million and $7.2 million, respectively, of research and development revenue based on the partial satisfaction of the over time performance obligations as of quarter end.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and nine months ended September 30, 2024 and 2023, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended September 30, 2024
	United States	Rest of World	Total
Revenue Type
Other services	$—	$454	$454
Non-cash royalties	24,658	—	24,658
	$24,658	$454	$25,112

	Three months ended September 30, 2023
Revenue Type
Research and development services	$447	$—	$447
Other services	—	540	540
Clinical product revenue	116	—	116
Recognition of deferred revenue	2,851	—	2,851
Non-cash royalties	20,360	—	20,360
	$23,774	$540	$24,314

	Nine months ended September 30, 2024
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$267	$—	$267
Other services	—	1,353	1,353
Non-cash royalties	75,006	—	75,006
	$75,273	$1,353	$76,626

	Nine months ended September 30, 2023
Revenue Type
Research and development services	$1,158	$—	$1,158
Other services	—	2,464	2,464
Clinical product revenue	116	—	116
Recognition of deferred revenue	7,241	—	7,241
Non-cash royalties	61,534	—	61,534
	$70,049	$2,464	$72,513

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Nine months ended September 30, 2024	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,161	$6	$(14)	$1,153

During the nine months ended September 30, 2024, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the nine months ended September 30, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,141,360	$65.00
Granted	1,370,416	12.81
Exercised	(16,668)	12.26
Forfeited	(67,929)	27.45
Expired	(113,760)	63.61
Outstanding at September 30, 2024	3,313,419	$44.26	7.23	$111
Vested or expected to vest at September 30, 2024	3,313,419	$44.26	7.23	$111
Exercisable at September 30, 2024	2,465,909	$50.15	6.75	$—

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2024 and 2023 were $11.45 and $28.80, respectively.

During the nine months ended September 30, 2024, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated January 16, 2024 and January 17, 2024. In January 2024, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an amendment to our 2019 EIP. This approval was obtained in June 2024. Accordingly, these awards have a grant date of June 2024, with an exercise price as of the date the Board of Director's approved the awards in January 2024.

As of September 30, 2024, there was approximately $15.2 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under subsidiary plans which, if all milestones are achieved, will be recognized over a weighted average period of 1.7 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2024 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	27,163	$37.20
Granted	41,452	13.05
Vested	(17,002)	28.15
Forfeited	(15,500)	21.39
Outstanding at September 30, 2024	36,113	$20.52

As of September 30, 2024, there was approximately $1.3 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under subsidiary plans which will be recognized over a period of 3.2 years.

During the nine months ended September 30, 2024, 30,637 shares were issued under the 2019 Employee Stock Purchase Plan, 17,002 shares were issued as a result of the vesting of non-vested stock and 16,668 shares were issued as a result of stock option exercises.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,649	$1,464	$10,685	$4,853
General and administrative	4,631	4,072	12,081	12,210
Total share-based compensation expense	$9,280	$5,536	$22,766	$17,063

Note K – Restricted Cash

As of September 30, 2024, and December 31, 2023, we maintained non-current restricted cash of $3.6 million and $3.7 million, respectively. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$76,110	$44,784	$178,674	$106,305
Restricted cash	3,669	3,634	2,669	3,669
Cash, cash equivalents and restricted cash	$79,779	$48,418	$181,343	$109,974

Note L – Equity

On March 14, 2024, we filed a Post-effective Amendment to an Automatic Shelf Registration Statement on Form POSASR (file no. 333-272911) and a Post-Effective Amendments for Registration Statement on Form POS AM (file no. 333-272911) (together, the “Registration Statement”). The Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of up to $300.0 million of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus supplement for the potential offer and sale of up to 6,725,642 shares of common stock (the “Initial ATM Shares”) in “at the market” offerings pursuant to an At Market Issuance Sales Agreement by and between Agenus and B. Riley Securities, Inc. (the “Sales Agent”), dated as of July 22, 2020 (the “Sales Agreement”). On August 8, 2024, we filed an additional prospectus supplement for the potential offer and sale of up to an additional 13,834,015 shares of common stock (together with the Initial ATM Shares, the “Placement Shares”) in “at the market” offerings pursuant to the Sales Agreement. Sales pursuant to the Sales Agreement will be made only upon our instruction to the Sales Agent, and we cannot provide assurances that we will issue any additional Placement Shares pursuant to the Sales Agreement.

During the three and nine months ended September 30, 2024, we received net proceeds of approximately $6.8 million and $25.9 million, from the sale of approximately 0.5 million and 1.9 million shares of our common stock, respectively, in at-the-market offerings under the Sales Agreement.

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

Note M – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	September 30, 2024	December 31, 2023
MiNK Therapeutics, Inc.	45%	37%
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended September 30, 2024 and December 31, 2023, were as follows (in thousands):

	September 30, 2024	December 31, 2023
Beginning balance	$11,949	$6,376

Net loss attributable to non-controlling interest	(4,112)	(11,676)

Other items:
Sale of subsidiary shares in private placement	10,234	—
Distribution of subsidiary shares to Agenus stockholders	—	14,888
Purchase of subsidiary shares	—	(2,546)
Issuance of subsidiary shares for employee bonus	—	1,011
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	20	71
Subsidiary share-based compensation	2,441	3,825
Total other items	12,695	17,249

Ending balance	$20,532	$11,949

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

Note N – Related Party Transactions

In 2023, our Audit and Finance Committee approved a contract between Avillion Life Sciences LTD ("Avillion") and Agenus for the performance of up to $450,000 of clinical consulting services. Allison Jeynes, a former member of our Board of Directors, is chief executive officer of Avillion. No expenses were incurred in the three and nine months ended September 30, 2024. For the nine months ended September 30, 2023, approximately $450,000 related to these services is included in “Research and development” expense in our condensed consolidated statements of operations.

In June 2024, Dr. Jennifer Buell was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the three and nine months ended September 30, 2024, we expensed Wolf Greenfield fees totaling approximately $48,000 and $147,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

Note O – Contingencies

In September 2024, a putative securities class action lawsuit was commenced in the U.S. District Court for the District of Massachusetts naming as defendants Agenus and three current officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024. The plaintiff seeks damages and interest, and an award of costs, including attorneys’ fees. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action.

Note P – Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2024 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note Q – Subsequent Events

At the Market Offerings

During the period of October 1, 2024 through November 8, 2024, we sold 1,763,025 shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $7.1 million.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II-Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2024. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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
•
Antibody candidate programs, including our lead assets, botensilimab (a multifunctional immune cell activator and human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (CTLA-4) blocking antibody, also known as AGEN1181) and balstilimab (a programmed death receptor-1 (PD-1) blocking antibody).
•
Our saponin-based vaccine adjuvant platform, primarily centered around our STIMULON™ cultured plant cell (“cpc”) QS-21 adjuvant (“STIMULON cpcQS-21”).
•
A pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies for treating cancer and other immune-mediated diseases, controlled by MiNK.

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, botensilimab (AGEN1181), is progressing through multiple clinical programs designed to support accelerated development as a monotherapy and in combination with balstilimab. In April 2023, botensilimab in combination with balstilimab received Fast Track designation from the U.S. Food and Drug Administration ("FDA") for the treatment of patients with not-microsatellite instability-high ("MSI-H")/deficient mismatch repair ("dMMR") metastatic colorectal cancer with no active liver involvement. Patients targeted with this designation are heavily pretreated with standard of care chemotherapy, anti-VEGF and anti-EGFR if RAS wild type. We completed enrollment of patients with refractory MSS mCRC non-active liver metastases ("NLM") in a Phase 1 trial (n~150) and randomized Phase 2 trial (n~230) in October 2023. We are likely not to pursue accelerated approval pathways and intend to initiate a Phase 3 study with plans to ensure continued funding via partnering activities.

We have entered into collaborations with several companies, including Bristol-Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), UroGen Pharma Ltd. ("UroGen"), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), and Merck Sharpe & Dohme (“Merck”). These collaborations, along with our internal programs, have resulted in over a dozen antibody pre-clinical or clinical development programs.

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

In May 2021, we entered into a License, Development, and Commercialization Agreement with BMS for our pre-clinical anti-TIGIT bispecific antibody program, AGEN1777. BMS received an exclusive worldwide license to develop, manufacture, and commercialize AGEN1777 and its derivatives. We received a non-refundable upfront cash payment of $200.0 million. In October 2021, we achieved a $20.0 million milestone upon the dosing of the first patient in the AGEN1777 Phase 1 clinical trial and in December 2023, we announced that the first patient was dosed in an AGEN1777 Phase 2 clinical trial, triggering the achievement of a

$25.0 million milestone. We received this milestone in January 2024. On July 30, 2024, we received notice from BMS that it is returning AGEN1777 back to us and voluntarily terminating the BMS License Agreement, effective as of January 26, 2025.

In May 2024, we, and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Ligand Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with BMS, UroGen, Gilead, Merck and Incyte, (the “Covered License Agreements”) (ii) 18.75% of the royalties we receive under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”). The total amounts payable to Ligand are subject to a 50% reduction in the event total payments to Ligand exceed a specified return hurdle. The synthetic royalty is subject to a reduction if annual worldwide net sales exceed a specified level, and a cap on annual worldwide net sales if annual worldwide net sales exceed a higher specified level. The synthetic royalty can increase by 1% based on the occurrence of certain future events. After taking into account our obligations under the Ligand Purchase Agreement, XOMA Royalty Purchase Agreement and the recent status of our collaboration agreements, we remain eligible to receive up to approximately $136.3 million, $49.4 million and $183.1 million in potential development, regulatory, and commercial milestones from UroGen, Merck and Incyte, respectively.

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

In October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT”. MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK is currently expanding its clinical programs, with a notable externally funded Phase 2 trial in second-line gastric cancer actively enrolling at Memorial Sloan Kettering Cancer Center. Additionally, MiNK is evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”) in planning for a randomized phase 2 study through a predominantly externally financed program. Recently, MiNK secured a $5.8 million private placement financing at a 25% premium, led by GKCC, LLC. This funding will propel the clinical development of MiNK-215, its leading allogeneic CAR-iNKT cell therapy targeting fibroblast activation protein (“FAP”) in solid tumors, which is scheduled to enter clinical trials in early 2025. In addition to its lead clinical program, MiNK has announced a collaboration with ImmunoScape, Inc. (“ImmunoScape”) to discover and develop next-generation T-cell receptor therapies targeting novel solid tumor antigens. This partnership leverages MiNK's proprietary library of T-cell antigens and ImmunoScape’s platform for rapid discovery of novel T-cell receptors.

Historical Results of Operations

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Research and development revenue

We did not recognize any research and development revenue in the three months ended September 30, 2024, but recognized research and development revenue of approximately $3.4 million during the three months ended September 30, 2023. Research and development revenues in the third quarter of 2023 primarily consisted of $2.9 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $4.3 million, to approximately $24.7 million for the three months ended September 30, 2024, from $20.4 million for the three months ended September 30, 2023, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant, including net sales of AREXVY, that GSK launched in the third quarter of 2023.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 20% to $41.1 million for the three months ended September 30, 2024 from $51.4 million for the three months ended September 30, 2023. Decreased expenses in the three months ended September 30, 2024 primarily relate to a $4.2 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $2.9 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $4.1 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.8 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 9% to $17.3 million for the three months ended September 30, 2024 from $18.9 million for the three months ended September 30, 2023. Decreased expenses in the three months ended September 30, 2024 primarily relate to a $1.0 million decrease in personnel related expenses, mainly due to decreased share based compensation expense, a $0.7 million decrease in professional fees and a $0.5 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.7 million increase in other general and administrative expenses.

Interest expense, net

Interest expense, net increased to approximately $35.7 million for the three months ended September 30, 2024 from $18.6 million for the three months ended September 30, 2023, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and the addition of non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Research and development revenue

We recognized research and development revenue of approximately $0.3 million and $8.5 million during the nine months ended September 30, 2024 and 2023, respectively. Research and development revenues in the first nine months of 2023 primarily consisted of $7.2 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $13.5 million, to approximately $75.0 million for the nine months ended September 30, 2024, from $61.5 million for the nine months ended September 30, 2023, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant, including net sales of AREXVY, that GSK launched in the third quarter of 2023.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 27% to $121.8 million for the nine months ended September 30, 2024 from $167.8 million for the nine months ended September 30, 2023. Decreased expenses in the nine months ended September 30, 2024 primarily relate to a $25.9 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $8.9 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $14.7 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $3.3 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 11% to $50.9 million for the nine months ended September 30, 2024 from $57.6 million for the nine months ended September 30, 2023. Decreased expenses in the nine months ended September 30, 2024 primarily relate to a $3.2 million decrease in personnel related expenses, mainly due to decreased share based compensation expense, a $1.5 million decrease in professional fees and a $2.9 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $1.0 million increase in other general and administrative expenses.

Non-operating income (expense)

Non-operating income increased $5.8 million for the nine months ended September 30, 2024, from income of $0.2 million for the nine months ended September 30, 2023 to income of $6.1 million for the nine months ended September 30, 2024, primarily due to the recognition of a $5.3 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK in the nine months ended September 30, 2024, compared to de minimis activity in the nine months ended September 30, 2023.

Interest expense, net

Interest expense, net increased to approximately $96.9 million for the nine months ended September 30, 2024 from $53.7 million for the nine months ended September 30, 2023, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and the addition of non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the nine months ended September 30, 2024, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2024	2023	2022	2021
Antibody programs	Various	$89,359	$178,445	$133,108	$141,266
Vaccine adjuvant	STIMULON cpcQS-21	1,765	10,296	10,789	5,912
Cell therapies	Various	5,314	16,283	24,300	15,507
Other research and development programs	Various	25,315	29,545	18,494	15,923
Total research and development expenses		$121,753	$234,569	$186,691	$178,608

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.1 billion as of September 30, 2024. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through September 30, 2024, we have raised aggregate net proceeds of approximately $2.0 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 1.9 million and 1.8 million shares of our common stock pursuant to the Sales Agreement during the nine months ended September 30, 2024 and the period of October 1, 2024 through November 8, 2024, respectively, and received aggregate net proceeds totaling $33.0 million. As of November 8, 2024, approximately 18.1 million shares remained available for sale under the Sales Agreement.

We have funded our operations largely from cash received from partners, royalty financing transactions and equity offerings. We transact at-the-market sales from time to time in order to manage our cash balances. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

As of September 30, 2024, we had debt outstanding of $13.0 million in principal due February 2025.

Our cash and cash equivalents at September 30, 2024 were $44.8 million, a decrease of $31.3 million from December 31, 2023. Cash and cash equivalents of our subsidiary, MiNK, at June 30, 2024, were $9.3 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales and proceeds from equity issuances. Based on our current plans and projections, we believe that our cash resources of $44.8 million as of September 30, 2024, will be sufficient to satisfy our critical liquidity requirements through the end of the year and into 2025. To support operations further, meet our subordinated notes obligation, and to execute on our business plans, we require additional funding.

Currently we are in discussions with several entities including biotechnology and pharmaceutical partners, as well as dedicated healthcare funds to provide the funding necessary to support our operations through our planned biologics license application, or marketing authorization, submission for botensilimab/balstilimab. However, because the completion of such transactions is not entirely within our control, in accordance with accounting guidance we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continues to address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. In August 2023, we prioritized and focused our resources to accelerate the development, registration, and commercialization of our lead asset postponing all preclinical and other clinical programs and reducing our workforce by approximately 25%. Our CEO, Dr. Garo Armen has elected to receive his base salary and any potential bonus payments in stock rather than cash. We continuously evaluate the likelihood of success of our programs. As such, our decisions to continue to fund or eliminate funding of each of our programs are predicated on these determinations, on an ongoing basis. We expect our sources of funding to include payments from current collaborations which include out-licensing and/or partnering opportunities for our portfolio programs and product candidates with multiple parties; additional third-party agreements; asset sales; further royalty monetization; project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $660.4 million over the term of the related activities. Through September 30, 2024, we have expensed $598.1 million as research and development expenses and $562.4 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $129.7 million and $183.8 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K, Part II and Item 1A "Risk Factors" of our Q2 2024 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 0.6% and 1.0% of our cash used in operations for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, and Antigenics SA, a company with operations in Switzerland.

We had cash and cash equivalents at September 30, 2024 of $44.8 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2024, a putative securities class action lawsuit was commenced in the U.S. District Court for the District of Massachusetts naming as defendants Agenus and three current officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024. The plaintiff seeks damages and interest, and an award of costs, including attorneys’ fees. We have not recorded any accrual for a contingent liability associated with these legal proceedings.

In September 2024, we received a subpoena from the Boston Regional Office of the U.S. Securities and Exchange Commission seeking records relating to certain of our product candidates, correspondence with the FDA, public disclosure, and other matters. We have produced records pursuant to the subpoena.

We are not currently a party to any other material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K and Part II, Item 1A "Risk Factors" of our Q2 2024 Form 10-Q.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

Date:	November 12, 2024	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer