Form 10-K
period 2024-12-31
AGENUS INC
filed 2025-03-17
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 28, 2024 (the last trading day of the registrant’s second fiscal quarter of 2024) was: $351.6 million. There were 25,308,841 shares of the registrant’s Common Stock outstanding as of March 13, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business

Our Business

We are a clinical-stage biotechnology company specializing in discovering and developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, adoptive cell therapies (via MiNK Therapeutics, Inc. ("MiNK")), and vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our Vision

We envision a future where I-O combinations will unlock the full potential of cancer treatment and provide patients with significantly extended and improved lives. We believe our fully integrated, end-to-end capabilities for novel target discovery, antibody generation, and cell line development to our cGMP manufacturing and clinical development and operations capabilities, together with a comprehensive and complementary portfolio will uniquely position us to produce potential novel therapies on accelerated timelines.

Our Assets

Our assets encompass a comprehensive array of I-O therapeutics, including antibody-based treatments, monospecific and bispecific antibodies, cell therapy, and vaccine adjuvants. Notable components of our clinical-stage portfolio include botensilimab (“AGEN1181”), a human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (“CTLA-4”) blocking antibody, currently in Phase 2 trials in metastatic colorectal cancer (“mCRC”), pancreatic cancer, and melanoma, both as a monotherapy and in combination with balstilimab or chemotherapy; balstilimab (“AGEN2034”), a programmed death receptor-1 (“PD-1”) blocking antibody being evaluated in various combinations; AGEN2373, a CD137 antibody in Phase 1b trials; AGEN1423, a CD73/TGFβ TRAP antibody; AGEN1571, an ILT2 antibody. We have also leveraged partnerships to advance our portfolio at speed and finance the business. These include INCAGN1876, INCAGN2390, and INCAGN2385, each targeting different receptors and formerly licensed to Incyte Corporation (“Incyte”); BMS-986442 (“AGEN1777”), a TIGIT bispecific antibody formerly licensed to Bristol Myers Squibb Company (“BMS”); and UGN-301, a zalifrelimab intravesical solution licensed to UroGen Pharma (“UroGen”). Finally, our subsidiary companies are advancing assets through exclusive licenses, including agenT-797, allogeneic invariant natural killer T (“iNKT”) cells licensed to MiNK; and QS-21 STIMULON, a cultured plant cell adjuvant used in various vaccines, including those by GlaxoSmithKline Biologicals, S.A. (“GSK”).

Our Clinical Pipeline Progress

Immunotherapies regulate the body’s immune response to cancer and have achieved positive outcomes in a number of cancers that were considered untreatable only a few years ago. Our clinical pipeline consists of various immunotherapy assets targeting complementary mechanisms to fight cancer including:

1.
checkpoint inhibitors, which remove the tumor’s defenses that evade and suppress the immune system;
2.
immune activators, which train and activate a patient’s own immune cells for a potent and durable anti-cancer response; and
3.
tumor microenvironment ("TME") conditioning agents, which reduce local immune-suppression and attract immune cells to the cancer site.

Our most advanced antibody candidates are botensilimab (“BOT”) and balstilimab (“BAL”). BOT is a multifunctional immune cell activator and human CTLA-4 blocking antibody that engages with activating receptors on immune cells. BOT is designed to direct a more effective immune response to cancer through multiple mechanisms by enhancing T cell priming, activation and memory, upregulating antigen presenting cells and myeloid cells and reducing regulatory T cells. BOT also mitigates toxicities associated with first generation anti-CTLA-4 therapy, thus potentially expanding the patient population benefiting from treatment. Balstilimab (BAL)

is a novel, fully human monoclonal immunoglobulin G4 (IgG4) PD-1 (programmed cell death protein 1) inhibitor. It is designed to block PD-1 from interacting with its ligands PD-L1 and PD-L2, enhance T cell activation and effector function BAL is designed to block PD-1 and reactivate exhausted T cells, restoring their ability to fight cancer. When combined with BOT, BAL amplifies and sustains BOT-initiated responses and drives durability of tumor responses. We are investigating BOT as monotherapy and in combination with BAL, along with other mechanisms of action either within our own pipeline or those externally.

To date, BOT and BAL either as monotherapy treatment or as combination treatment have been evaluated in approximately 1,100 patients from more than 60 centers worldwide. The combination has demonstrated clinical responses across nine tumors including those historically considered I-O “cold” tumors resistant to earlier I-O treatments. In April 2023, BOT in combination with BAL received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with non-microsatellite instability-high (“MSI-H”) and/or deficient mismatch repair (“dMMR”) metastatic colorectal cancer without active liver involvement. This designation specifically targets patients who are heavily pretreated and have shown resistance or intolerance to standard chemotherapies, including fluoropyrimidine, oxaliplatin, and irinotecan, as well as those who have received a VEGF inhibitor, an EGFR inhibitor, and/or a BRAF inhibitor, if indicated. We completed enrollment of the Phase 1 study which included patients with refractory MSS mCRC non-active liver metastases (“NLM”) in October 2023. Results from the Phase 1 study provided insights to the CRC patient population that may respond better to combination treatment of BOT/BAL, which provided foundation for the Phase 2 study population. The randomized, global Phase 2 trial (n=234) investigated BOT/BAL in refractory MSS mCRC NLM vs standard treatments (regorafenib or trifluridine/tipiracil).

In July 2024, we conducted an End-of-Phase-2 meeting with the FDA for this program. The FDA agreed on a Phase 3 dosing regimen of 75mg BOT every six weeks (up to four doses) combined with 240mg BAL every two weeks (up to two years). However, the FDA advised against pursuing accelerated approval based on the current data, suggesting that objective response rates may not directly translate to a survival benefit.

In January 2025, we presented results from the randomized, global Phase 2 trial in refractory MSS mCRC NLM versus standard treatments (regorafenib or trifluridine/tipiracil) at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium (“ASCO GI”) Annual Meeting in San Francisco demonstrating primary endpoints were met. The BOT75mg + BAL regimen demonstrated a 19% ORR and a 55% disease control rate (“DCR”) in this heavily pretreated population, while standard treatments showed no objective responses. Notably, 70% of responses were ongoing at data cut-off, indicating durable efficacy of the combination. BOT75mg + BAL exhibited a favorable benefit-risk profile and selected to advance in development. Safety findings were consistent with prior data, with no new safety signals or treatment-related deaths observed. The most common immune-mediated adverse events (“imAEs”) at BOT75mg + BAL included diarrhea/colitis and hypothyroidism, all grades, 35% and 13%, respectively.

In addition to the Phase 2 company sponsored study in later line mCRC, data from multiple investigator sponsored trials (“ISTs”) were presented, investigating BOT/BAL in combination with FOLFOX and bevacizumab in metastatic CRC, and BOT/BAL in the neoadjuvant setting.

The neoadjuvant data presented at ASCO GI were from two independent studies - UNICORN and NEST. Data from the NEST study demonstrated promising results with no clinical recurrences observed after a median follow-up of 18 months and 9 months for the NEST-1 arm and NEST-2 arm, respectively. The pMR rate improved to 47% in MSS tumors when median time to surgery was extended, indicating a potential benefit of an extended pre-operative window. The combination was well tolerated; no grade 4 events, no unresolved immune-mediated adverse events (“imAEs”), and no surgery delays occurred due to imAEs. The UNICORN Phase 2 study is evaluating pre-operative BOT/BAL combination treatment in resectable colon cancer. Pathological complete responses (“pCR”) and major responses (“pMR”) were observed in both pMMR/MSS and dMMR/MSI-H tumors, with dMMR/MSI-H patients achieving a 93% pCR and 100% pMR, while patients with pMMR/MSS CRC had a 29% pCR and 36% pMR rate. Serious adverse events (“AEs”) were reported in 16% of patients, with treatment-related AEs in 5%, and only one surgery delayed due to an adverse event.. These two studies of BOT/BAL combination suggest a potential to improve outcomes for patients with early-stage colorectal cancer with the potential to improve recurrence free survival and overall survival while de-escalating the need for chemotherapy, radiotherapy, and surgery in selected patients resulting in organ preservation and improved long term quality of life.

The Phase 1/2 trial evaluating BOT/BAL in combination with FOLFOX and bevacizumab (“FOLFOX 3B”) in MSS mCRC was also presented at ASCO-GI in January 2025 and demonstrated promising efficacy, regardless of patients having liver metastases or not. Preliminary data show that the combination achieved a 71% ORR, with a 67% ORR specifically in patients with liver metastases. The regimen was well tolerated without dose limiting toxicities.

Based on these data, we have developed designs for registration-enabling trials in MSS CRC across neoadjuvant, first-line, and late-line mCRC. These trial(s) will launch upon completion of strategic transactions. The options being considered are partnerships, licensing, or joint ventures.

Clinical data sets in various tumor types including pancreas, lung, melanoma and sarcoma provide a path for additional expansion opportunities. Patients with advanced sarcomas face poor outcomes and have limited treatment options. In January 2025, data from the Phase 1 open label, multicenter study evaluating BOT/BAL combination across multiple sarcoma subtypes were published in the Journal of Clinical Oncology. Durable responses were observed across sarcoma types including visceral angiosarcoma, considered immunologically warm, and leiomyosarcoma, which are considered immunologically cold tumors. ORR was 19.2% for the overall study population (n=52). The ORR among angiosarcoma (n=18), visceral and cutaneous subtypes were 27.8%, 33.3% and 22.2% respectively. DCR was 65.4%, with a median PFS rate of 4.4 months. At a median follow-up of 9.1 months, median OS was not reached; the 12-month OS was 69%.

In addition to our lead clinical programs with botensilimab and the botensilimab/balstilimab combination, updated data from a Phase 1 clinical trial of AGEN2373 in combination with botensilimab in patients with advanced solid tumors was presented at the American Society of Clinical Oncology in June 2023. AGEN2373 showed single agent responses with no major toxicity. Responses were reported in patients with prostate cancer, ampullary carcinoma and metastatic vulvar squamous cell carcinoma. No hepatic toxicities, grade ≥3 treatment-related adverse events, or dose-limiting toxicities were observed at doses up to 10 mg/kg.

Our Strategy

Our strategy revolves around pioneering optimal combination treatments for cancer patients, with BOT as our cornerstone. Our immediate focus is the development of the BOT/BAL combination for the treatment of patients with CRC. As our data matures we will evaluate our regulatory strategy with the FDA and European Medicines Agency ("EMA") for the registration of the BOT/BAL combination treatment in CRC. We are focusing on externally funded trials for MSS CRC treatment settings.

In December 2024, we announced further detail to our strategic realignment to prioritize and focus resources to accelerate the development, registration, and commercialization of our BOT/BAL program where we have the greatest potential to benefit patients and to drive our future growth. Under this plan, we temporarily postponed all preclinical and clinical programs not related to BOT/BAL and reduced operating expenses across our global organization. We plan to expand combinations with BOT by integrating BAL and other complementary approaches within our clinical portfolio, leveraging targets like LAG-3, ILT2, and our CD137 agonist, AGEN2373. These innovations aim to mitigate disease and modulate the tumor microenvironment with a favorable tolerability profile. We drive portfolio advancement through a blend of independent development and strategic partnerships with industry leaders. Our overarching goal is to introduce innovative combination therapies that substantially enhance the patient population benefiting from current I-O treatments.

Our Antibody Discovery Platforms and Immunotherapy Programs

In addition to our clinical programs, our scientists have leveraged our internal discovery and translational platforms and powerful algorithms to develop a pipeline of molecules that are intended to address key aspects of antitumor immunity and tumor resistance mechanisms, by modulating myeloid cell biology, conditioning the tumor microenvironment, and augmenting the activity of immune cells. Some of these novel agents are advancing to the clinic via our pipeline or via partnering relationships. Given the diversity of our pipeline, we are well positioned to advance differentiated combination therapies with our goal to enhance response rates and expand the patient population that could benefit from innovative I-O combination treatments.

We possess end-to-end capabilities in-house – from discovery through to manufacturing – that have enabled us to advance our discoveries at lower costs with efficiency and speed. These product development advantages allow us to manage a large portfolio of discoveries; and have given rise to clinical stage antibody candidates, pre-clinical programs, and partnerships (i.e., with BMS, Gilead Sciences, Inc. (“Gilead”), Incyte and Betta Pharmaceuticals Co., Ltd. (“Betta”)).

Partnered Programs

Bristol Myers Squibb

In May 2021, we entered into a License, Development and Commercialization Agreement with BMS (the “BMS License Agreement”) pursuant to which we granted BMS an exclusive license to develop, manufacture and commercialize our proprietary TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million and were eligible to receive development, regulatory and commercial milestone payments plus royalties on worldwide net sales of products containing AGEN1777. In October 2021, we announced that the first patient was dosed in the AGEN1777 Phase 1 clinical trial, triggering the achievement of a $20.0 million milestone and in December 2023, we announced that the first patient was dosed in an AGEN1777 Phase 2 clinical trial, triggering the achievement of a $25.0 million milestone. In July 2024, we received notice from BMS that it was voluntarily terminating the BMS License Agreement, effective as of January 26, 2025. Upon termination, BMS returned AGEN1777 to us.

Betta

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

Gilead

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

Incyte

In January 2015, we entered into a collaboration with Incyte to discover, develop and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration was initially focused on four immunotherapy programs targeting GITR, OX40, TIM-3 and LAG-3, and in November 2015, we expanded the alliance by adding three novel undisclosed immunotherapy targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Targets under the collaboration were designated as either profit-share programs, where the parties shared all costs and profits equally, or royalty-bearing programs, where Incyte funded all costs, and we were eligible to receive milestones and royalties. Under the original collaboration agreement, programs targeting GITR, OX40 and two of the undisclosed targets were designated as profit-share programs, while the other targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales at rates generally ranging from 6%-12%. In February 2017, we and Incyte amended the terms of the original collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs with royalties on global net sales at a flat 15% rate for each. In addition, the profit-share programs relating to two undisclosed targets were removed from the collaboration, with one reverting to Incyte and one to Agenus (the latter being our Fc enhanced TIGIT program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs in the collaboration targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, and there are no more profit-share programs under the collaboration. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (“GITR agonist”) and INCAGN1949 (“OX40 agonist”). Incyte terminated the OX40 program, effective October 2023, and both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs were returned to us. In July 2024, Incyte announced that it would discontinue further development of the LAG-3 and TIM-3 monoclonal antibodies, and in February 2025, we received notice from Incyte formally terminating the collaboration effective February 2026, at which time Incyte will return to us all rights to LAG-3 and TIM-3.

Merck & Co.

In April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully-human antibodies against two undisclosed immunotherapy targets. In 2016, Merck selected a lead product candidate against ILT4, a monospecific antibody targeting ILT4 (“MK-4830”), to advance into preclinical studies, and subsequently initiated a Phase 1 clinical trial in August 2018. In November 2020, Merck initiated a Phase 2 clinical trial with MK-4830, triggering a $10.0 million milestone payment to us. Under the terms of the agreement, Merck is responsible for all future product development expenses for MK-4830, and we are eligible to receive potential milestone payments plus royalties on any future sales. In 2024 Merck notified us that the further clinical development of MK-4830 will be limited to a neoadjuvant ovarian study of MK-4830 in combination with pembrolizumab and chemotherapy with or without bevacizumab that is ongoing.

XOMA

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we were then entitled to receive from Incyte and Merck, net of certain of our obligations to a third party.

Ligand

In May 2024, we, and certain of our wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Ligand Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with BMS, UroGen, Gilead, Merck and Incyte (the “Covered License Agreements”); (ii) 18.75% of the royalties we receive under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of BOT and BAL (collectively the “Purchased Assets”). The total amounts payable to Ligand are subject to a 50% reduction in the event total payments to Ligand exceed a specified return hurdle. The synthetic royalty is subject to a reduction if annual worldwide net sales exceed a specified level, and a cap on annual worldwide net sales if annual worldwide net sales exceed a higher specified level. The synthetic royalty can increase by 1% based on the occurrence of certain future events. After taking into account our obligations under the Ligand Purchase Agreement, XOMA Royalty Purchase Agreement and the recent status of our collaboration agreements, we remain eligible to receive up to approximately $136.3 million and $49.4 million and in potential development, regulatory, and commercial milestones from UroGen and Merck, respectively.

Our Subsidiary Companies

In October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT.” MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic iNKT cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Expansion of clinical programs is currently underway, notably a Phase 2 clinical trial in 2L gastric cancer at Memorial Sloan Kettering Cancer Center. MiNK is also evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”). In addition to our lead clinical program, MiNK announced a collaboration with ImmunoScape, Inc. (“ImmunoScape”) to discover and develop next-generation T-cell receptor therapies against novel targets in solid tumors. MiNK will combine its unique, proprietary library of T cell antigens with ImmunoScape’s platform for rapid discovery of novel T cell receptors.

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

SaponiQx & QS-21 STIMULON Adjuvant

SaponiQx is our subsidiary that is building an integrated vaccine platform based on scalable and secure manufacturing of QS-21 STIMULON and other saponin-based adjuvants. QS-21 STIMULON is an adjuvant, which is a substance added to a vaccine or other immunotherapy that is intended to enhance an immune response to the target antigens. QS-21 is a natural product, a triterpene glycoside, or saponin, purified from the bark of the Chilean soapbark tree, Quillaja, and has the ability to stimulate an antibody-mediated immune response and has also been shown to activate cellular immunity. It has become a key component in the development of investigational preventive vaccine adjuvants across a wide variety of diseases. These studies have been carried out by academic institutions and pharmaceutical companies in the United States and internationally. A number of these studies have shown QS-21 to be significantly more effective in stimulating immune responses than aluminum hydroxide or aluminum phosphate, the adjuvants most commonly used in approved vaccines in the United States today.

In February 2024, SaponiQx and Ginkgo Bioworks, Inc. (“Ginkgo”) announced a 5-year contract totaling up to $31.0 million from the Department of Defense’s Defense Threat Reduction Agency (“DTRA”) to discover and develop next-generation vaccine adjuvants. The need for vaccines offering long-lasting efficacy and efficient production was amplified in the COVID-19 pandemic. The durability offered by QS-21 STIMULON has been validated by Shingrix, with protection exceeding nine years, but the supply is limited due to reliance on a complicated and expensive extraction process from a Chilean soap bark tree. To this end, SaponiQx is working with Phyton Biotech and Ginkgo to optimize the plant cell culture process which we have developed for the purposes of scalable manufacturing cpcQS-21 and next-generation saponin-based adjuvants. In January 2019, we announced that the Bill & Melinda Gates Foundation awarded us a grant to develop the plant cell culture process for cpcQS-21 STIMULON. Our goal is to establish a platform for optimized and scalable vaccine adjuvant formulations to address pandemic threats and other disease settings. In 2023, SaponiQx announced a pivotal advancement in vaccine research and production with the availability of cGMP STIMULON cultured plant cell (“cpc”) QS-21. STIMULON cpcQS-21 is a sustainable and cost-efficient alternative to conventionally extracted QS-21 from bark extract, used in high-performance vaccines such as SHINGRIX and AREXVY.

In January 2025, SaponiQx entered into a strategic collaboration with Probius, a pioneer in quantum molecular spectroscopy for AI-driven discovery, and Ginkgo Bioworks. This partnership, fully funded by the DTRA Joint Science and Technology Office for the Chemical and Biological Defense Program, aims to accelerate the discovery and development of next-generation vaccine adjuvants to combat emerging viral, bacterial, and fungal threats. In August 2024, SaponiQx announced the availability of STIMULON cpcQS-21 on InvivoGen’s international retail infrastructure. SaponiQx’s STIMULON QS-21 is a key adjuvant component in market-leading vaccines for shingles, malaria, and respiratory syncytial virus. cpcQS-21 is derived from a cultured plant cell source, offering a sustainable alternative to conventional QS-21 extracted from a limited supply of tree bark. The latest preclinical data from cpcQS-21 was published in the journal Vaccines, in December 2024. The study highlights SaponiQx’s innovative cpcQS-21 adjuvant technology.

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

In September 2015, we monetized a portion of the royalties associated with the GSK License Agreement to an investor group led by Oberland Capital Management for up to $115.0 million in the form of a non-dilutive royalty transaction. Under the terms of a note purchase agreement with the investor group (the “Note Purchase Agreement”), we received $100.0 million at closing for which the investors had the right to receive 100% of our worldwide royalties under the GSK License Agreement on sales of GSK’s Shingrix and malaria (“RTS,S”) prophylactic vaccine products that contain our QS-21 STIMULON adjuvant to pay down principle and interest. In November 2017, and pursuant to the Note Purchase Agreement, we received an additional $15.0 million in cash from the investors based on the approval of Shingrix by the FDA. Pursuant to the terms of this transaction, we retained the right to receive all royalties from GSK after all principal, interest and other obligations were satisfied under the Note Purchase Agreement. The Note Purchase Agreement also allowed us to buy back the loan and extinguish the notes early under pre-specified terms, which we did in January 2018.

In January 2018, we sold 100% of all royalties we were entitled to receive from GSK to Healthcare Royalty Partners III, L.P. and certain of its affiliates (“HCR”) and used the proceeds to extinguish the debt under the Note Purchase Agreement. HCR paid approximately $190.0 million at closing for the royalty rights, of which approximately $161.9 million was used to extinguish the prior notes, yielding us approximately $28.0 million in net proceeds. We were also entitled to receive up to $40.35 million in milestone payments from HCR based on sales of GSK’s vaccines as follows: (i) $15.1 million upon reaching $2.0 billion last-twelve-months net sales any time prior to 2024 (the “First HCR Milestone”) and (ii) $25.25 million upon reaching $2.75 billion last-twelve-months net sales any time prior to 2026 (the “Second HCR Milestone”). GSK’s net sales of Shingrix for the twelve months ended December 31, 2019, exceeded $2.0 billion. As a result, we received the First HCR Milestone of $15.1 million in 2020 after GSK’s net sales of Shingrix in 2019 exceeded $2.0 billion. GSK’s net sales of Shingrix for the twelve months ended June 30, 2022, exceeded $2.75 billion. As a result, we received the Second HCR Milestone of $25.25 million in 2022.

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

QS-21 STIMULON Manufacturing

Except in the case of GSK, we have retained worldwide manufacturing rights for QS-21 STIMULON, and we have the right to subcontract manufacturing for QS-21 STIMULON.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how, and we currently own, co-own or have exclusive rights to at least 39 issued United States patents and at least 150 issued foreign patents. We also own, co-own or have exclusive rights to at least 35 pending United States patent applications and at least 180 pending foreign patent applications.

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

The patent rights for each of our clinical candidates, together with the year in which the basic product patent expires are those for the programs set forth in the table below. Unless otherwise indicated, the years set forth in the table below pertain to the basic product patent expiration for the respective products. Patent term extensions, supplementary protection certificates, and regulatory exclusivity periods, including pediatric exclusivity periods are not reflected in the expiration dates listed in the table below. In some instances, we may obtain later-expiring patents relating to our products directed to particular forms or compositions, to methods of manufacturing, or to use of the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect our drug from generic or, as applicable, biosimilar competition after the expiration of the basic patent.

Projected Patent Expiration Year on a Candidate by Candidate Basis

Candidate	U.S. Basic Product Patent Expiration Year (Earliest Estimated Year)	E.U. Basic Product Patent Expiration Year (Earliest Estimated Year)
Botensilimab	2037	2037
Balstilimab	2037	2036
Zalifrelimab	2037	2036
AGEN2373	2038	2038
AGEN1777	2042	2042
INCAGN2390	2037	2037
INCAGN2385	2037	2037
INCAGN1876	2035	2035

AGEN1949	2037	To be determined
AGEN1423	2041	To be determined
AGEN1571	2043	2043

Various patents and patent applications have been exclusively licensed to us by the following entity:

Ludwig Institute for Cancer Research

On December 5, 2014, we entered into a license agreement with the Ludwig Institute for Cancer Research Ltd., or Ludwig, which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted us an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, we made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates us to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by us for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions.

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

The I-O drug landscape is crowded with several competitors developing assets against a number of targets. Our development plans are spread across various indications and lines of therapy, either alone or in combination with other assets. Our competitors range from small cap to large cap companies, with assets in pre-clinical or clinical stages of development. Therefore, the landscape is dynamic and constantly evolving. We and our partners have I-O antibody programs currently in clinical stage development targeting various pathways including PD-1, CTLA-4, TIM-3, LAG-3, CD73, TGFb, CD137, ILT2, and TIGIT. We are aware of many companies that have antibody-based products on the market or in clinical development that are directed to the same biological targets as these programs, including, without limitation, the following: (1) BMS markets ipilimumab, an anti-CTLA-4 antibody, nivolumab, an anti-PD-1 antibody, and relatlimab, an anti-LAG-3 antibody, and is currently developing agents targeting TIGIT, TIM-3, CD137 and TGFb, (2) Merck has an approved anti-PD-1 antibody, pembrolizumab, and has an anti-CTLA-4, anti-TIGIT and LAG-3 antagonists recruiting in clinical trials, (3) Regeneron has an approved anti-PD-1 antibody, cemiplimab, and an antibody targeting LAG-3 in the clinic, (4) Roche/Genentech has an approved anti-PD-L1 antibody, atezolizumab, a late-stage anti-TIGIT antibody, an anti-TGFb antibody as well as bispecific antibodies targeting CD137 and LAG-3 in clinical development, (5) AstraZeneca has an approved anti PD-L1 antibody, durvalumab, an approved anti-CTLA-4 antibody, tremelimumab, and has monoclonal antibodies targeting CD73, as well as bispecific antibodies targeting CTLA-4, TIGIT, TIM-3 in clinical development, (6) Merck KGaA has an approved anti-PD-L1 antibody, avelumab, as well as clinical assets including an anti-TIGIT antibody and bispecific antibodies targeting LAG-3 and TGFβ, (7) GSK has an approved anti PD-1 antibody, dostarlimab, as well as antibodies targeting TIM-3, LAG-3 and TIGIT in the clinic (8) Coherus Biosciences has an approved anti-PD-1 antibody, toripalimab, (9) Incyte has an approved anti-PD-1 antibody, retifanlimab, and clinical assets targeting LAG-3 and CD73, (10) Beigene Ltd has an approved anti-PD1 antibody, tislelizumab, and has clinical assets targeting LAG-3 and TIGIT, (11) Checkpoint Therapeutics has an approved anti-PD-L1 antibody, cosibelimab. Besides these PD-1 and PD-L1 antibodies that are approved in the U.S., we are also aware of competitors with approved PD-1 and PD-L1 agents in ex-U.S. geographies such as China. These include Akeso Biopharma, CStone Pharmaceuticals, Harbin

Gloria Pharmaceuticals (Arcus Bioscience has rights in North America, Europe, Japan and certain other territories), Harbor Biomed, Innovent Biologics, Jiangsu Alphamab/3D Medicines, Jiangsu HengRui Pharmaceuticals, Lee’s Pharmaceuticals, Lepu Biopharma (previously Taizhou Houdeaoke Technology), Qilu Pharmaceutical Co Ltd, Shanghai Henlius Biotech Co Ltd, Shanghai Junshi Biosciences (Coherus BioSciences has rights to co-develop in U.S. and Canada), Shanghai Pharmaceuticals, Shenzhou Cell Engineering, Sichuan Kelun Botail Biomedicine and Sino Biopharmaceuticals.

In addition to the companies noted above, we are also aware of additional competitors with clinical-stage PD-1/PD-L1 agents, both as monospecific and bispecific antibodies, including but not limited to AbbVie, Amgen, Arcus Biosciences/Gilead, Biocad Ltd., Boehringer Ingelheim, Eli Lilly, Janssen Pharmaceuticals, Novartis, Ono, Pfizer, and Sanofi. In addition, we are also aware of pre-clinical monospecific or bispecific antibodies targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 assets, which may be competitive to our next-generation AGEN1181. These next-generation monospecific antibodies targeting CTLA-4 include but are not limited to Adagene, BioAtla, Harbour BioMed, OncoC4/BioNTech and Xilio Therapeutics. We are also aware of companies advancing preclinical or clinical stage CTLA-4 targeting bispecific antibodies or oncolytic viruses as a next-generation approach including but not limited to Biocad, Jiangsu Alphamab, Macrogenics, Replimune, Sichuan Baili Pharmaceuticals and Xencor.

There are additional competitors with clinical stage drug candidates against LAG-3, TIM-3, CD73, TGFb, CD137, and TIGIT. Some of these competitors include but are not limited to AbbVie, Arcus Biosciences/Gilead, Alligator Biosciences, Anaptsys Bio, Astellas, Beigene, Bicara Therapeutics, Boehringer Ingelheim, Compass Therapeutics, Compugen, Galapagos NV, Genmab, Innovent Biologics, iTeos Therapeutics, Jacobio Pharmaceuticals, Lokon Pharma, Lyvgen Biopharma, Macrogenics, Mereo Biopharma, Novartis, Oncotellic Therapeutics, Palvella Therapeutics, Pfizer, Replimune, Sanofi, Scholar Rock, Servier, Sirnaomics and Spine Therapeutics. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

There are many therapies that are approved to treat colorectal cancer. This includes but is not limited to chemotherapy agents such as fluorouracil injection (“5FU”), irinotecan hydrochloride, leucovorin, oxaliplatin, capecitabine and trifluridine/tipiracil hydrochloride; infused anti-VEGF agents such as bevacizumab, ramucirumab, and ziv-aflibercept; immuno-oncology agents such as nivolumab, pembrolizumab and ipilimumab; anti-EGFR agents such as cetuximab and panitumumab; KRAS G12C inhibitors such as adagrasib and sotorasib; tucatinib, a HER2 antagonist; fruquintinib, an oral VEGFR antagonist; regorafenib, a tyrosine kinase inhibitor; and encorafenib, a BRAF V600E inhibitor.

There is significant competition to develop therapies to treat patients with refractory colorectal cancer (“CRC”). Companies that have clinical stage agents to treat refractory CRC include but are not limited to Abbvie, which is evaluating a c-Met inhibitor as a monotherapy; Adagene, which is evaluating a CTLA-4 inhibitor in combination with pembrolizumab; Exelixis, which is evaluating a tyrosine kinase inhibitor in combination with atezolizumab; Jiangsu Alphamab, which is evaluating a PD-L1xCTLA-4 bispecific antibody in combination with regorafenib; Merck, which is evaluating a CD47 inhibitor in combination with cetuximab and pembrolizumab; Replimune, which is evaluating its oncoloytic virus candidates in combination with bevacizumab and atezolizumab; Xilio Therapeutics, which is evaluating its CTLA-4 inhibitor in combination with atezolizumab.

Additionally, AGEN1571, our ILT2 antibody is now in clinical development. We are aware of other clinical stage anti-ILT2, both monospecific and bispecific antibodies, and anti-HLA-G antibodies that could compete with this program. These include but are not limited to, Bond Biologics/Sanofi, ImmuneOs Therapeutics, Invectys, Janssen, LG Chem, NGM Biopharmaceuticals, Pfizer and Tizona Therapeutics. We are also aware of competitor programs that are in preclinical development against this target. There is no guarantee that our antibody product candidates will be able to successfully compete with our competitors’ antibody products and product candidates.

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

SaponiQx is developing QS-21 STIMULON. Several other vaccine adjuvants are in development or in use and could compete with QS-21 STIMULON for inclusion in vaccines. These adjuvants may include but are not limited to: (1) oligonucleotides, under development by Dynavax, (2) MF59, under development by Novartis, (3) IC31, under development by Intercell (now part of Valneva), (4) MPL, under development by GSK, (5) Matrix-MTM, under development by Novavax, (6) AS03 and additional AS portfolio members, under development by GSK, and (7) TQL 1055, under development by Adjuvance Technologies. In the past, we have provided QS-21 STIMULON to other entities under materials transfer arrangements. There is a risk that material provided pursuant to an MTA is used without our permission to develop synthetic formulations and/or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations. These sources may be competitive to our ability to execute future partnering and licensing arrangements involving QS-21 STIMULON. We are also aware of other manufacturers of QS-21. The existence of products developed by these and other competitors, or other products of which we are not aware, or which other companies may develop in the future, may adversely affect the marketability of products developed or sold using QS-21 STIMULON.

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

Human Capital Resources and Employees

As of February 28, 2025, we had 316 employees, of whom 68 were PhDs and 17 were MDs. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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
•
Our clinical trials or those of our current and future collaborators may reveal significant adverse events or a lack of therapeutic efficacy or durability of treatment-related effect.
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
•
Our product candidates may cause unacceptable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
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
•
If we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review to maintain the approval.
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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2024, 2023, and 2022, were $232.3 million, $257.4 million and $230.7 million, respectively. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and begin commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including building our own commercial organization. To date, we have financed our operations primarily through the sale of equity, assets, notes, corporate partnerships and interest income. In order to finance future operations and pay our obligations, we will be required to raise additional funds in the capital markets, through arrangements with collaboration partners or from other sources.

As of December 31, 2024, we had $40.4 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of December 31, 2024, plus anticipated funding will be sufficient to satisfy our critical liquidity requirements through the second quarter of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, other marketing or distribution arrangements and sale of non-strategic assets. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives as we did in August 2023 and December 2024 when we streamlined our operations to focus on our lead program. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline and we may become insolvent.

From time to time we have issued, and in the future may issue, projections regarding our future cash position. Such projections include the expectation that we will be able to raise additional funds from the aforementioned sources and our ability to do so is subject to the risks described herein.

General economic conditions in the United States and abroad, including the impacts of public health crises, the policies of the current administration or otherwise, and geopolitical disputes and wars such the invasion of Ukraine by Russia or conflicts in the Middle East, may have a material adverse effect on the financial markets and our liquidity and financial condition, particularly if our ability to raise additional funds is impaired.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including increased inflation, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and the volatility of such market and economic conditions have increased as a result of the conflicts in the Middle East and the Russian invasion of Ukraine, and may increase as a result of other geopolitical actions, including newly imposed tariffs and other actions that directly or indirectly impact the global economy. The scope, duration and long-term impact of conflicts in the Middle East and the Russian invasion are unknown at this time, so there can be no assurance how significant any deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile geopolitical and business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans for some or all of our pipeline candidates. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $40.4 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2024, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital to fund our critical expenses through the second quarter of 2025. Going forward, if we are unable to obtain sufficient funding to support our operations or pay our obligations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Our obligations to the holders of our promissory notes and certain finance leases could materially and adversely affect our liquidity and operations.

In February 2015, we issued subordinated promissory notes in the aggregate principal amount of $14.0 million, of which $10.5 million remains outstanding (the “2015 Subordinated Notes”). The 2015 Subordinated Notes have been amended to extend the maturity date to July 2026 and increase the interest rate to 9%. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.0 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.0 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

In 2021, we entered into a finance lease arrangement for the purchase of equipment installed in our Emeryville, CA facility. Under the terms of this agreement failure to maintain a minimum cash balance is an event of default as defined in the agreement. During 2024 we notified the lessor our balance fell below this minimum cash balance. If this default is not cured or waived by the lessor, the lessor may take possession of the equipment which will significantly impact our manufacturing process.

In 2024, we entered into a promissory note for a loan in the aggregate principal amount of $22.0 million (the “Loan”). The Loan has a two-year term and is principally secured by our manufacturing facility in Berkeley, CA and parcels of land located in Vacaville, CA and bears interest at an annual rate of 12% through November 30, 2025 and 13% from December 1, 2025 through November 30, 2026. Interest under the Note is payable monthly, one half in cash and one half of the Company’s common stock. Additionally, $1.8 million of the Loan funds were held back to serve as an interest payment reserve for the Loan. The Note contains customary representations, warranties and covenants, including customary events of default, including failure to repay the Loan when due. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of the Loan.

If we do not have sufficient cash on hand to service or repay our obligations, or to maintain our required minimum cash balance, we may be required to raise additional capital which entails the risks described herein.

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

Our business and future success depends in large part on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. Our timelines are aggressive and subject to various factors outside of our control, including regulatory review and approval. Although we have engaged with the FDA on our regulatory programs and protocols, there is no guarantee that our product candidates will be approved, or that we will be able to successfully commercialize these assets. If the botensilimab programs (including combination therapies with botensilimab) encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business may be significantly harmed.

Even though we have observed preliminary positive results based on an assessment of overall response rate and disease control rate to date in certain colorectal cancer settings, they may not necessarily be predictive of the final results of the trials or future clinical trials or otherwise be sufficient to support an approval. Many companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results, and we cannot be certain that we will not face similar setbacks.

The FDA may disagree that our data and development program are sufficient to support BLA filing or approval. For example, the FDA discouraged submission of our Phase 2 results evaluating botensilimab and balstilimab in adult patients with r/r MSS CRC with NLM in support of an accelerated approval based on the observed magnitude of effect, remaining questions about contributions of the components of the combination product, and their view that objective response rates may not translate to survival benefit, and they recommended the inclusion of a botensilimab monotherapy arm in the planned Phase 3 study. Furthermore, because botensilimab and balstilimab are both novel agents, and are being used in combination, any BLA submission for the combination will require significant information on each agent as well as the combination.

All of our other product candidates are in earlier stages of development and will require additional nonclinical and/or clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing and commercial efforts before we can generate any revenue from product sales.

Clinical drug development involves a risky, lengthy and expensive process, with an uncertain outcome. We may encounter substantial delays in completing our clinical trials which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of FDA and other foreign regulatory authorities.

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval and the risk of failure throughout the clinical development process is high. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate our product candidates are safe, pure and potent in humans and have a favorable risk-benefit profile. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development or prevent our ability to receive marketing approval for our product candidates include:

•
the FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies or impose additional requirements before permitting us to initiate a clinical trial;
•
the FDA or comparable foreign regulatory authorities, Institutional Review Boards (“IRBs”) or ethics committees (“ECs”) may disagree with our study design, may require that we modify or amend our clinical trial protocols, or may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;
•
clinical investigators or clinical trial sites may deviate from trial protocols or GCP requirements or drop out of a trial, and we may need to add new investigators or sites;
•
our CROs may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, if at all;
•
the number of participants required for clinical trials may be larger than expected, enrollment in clinical trials may be slower than expected or participants may drop out or fail to return for post-treatment follow-up at a higher rate than expected;
•
the cost of clinical trials and preclinical studies may be greater than we anticipate, or we may have insufficient funds to conduct such trial or study or to pay the substantial user fees required by the FDA upon the submission of a BLA;
•
the supply or quality of our product candidates or other materials necessary to conduct our clinical trials or preclinical studies may be insufficient or inadequate to initiate or complete a given clinical trial;
•
our product candidates may have undesirable side effects or other unexpected characteristics that are viewed to outweigh their potential benefits;
•
reports from clinical testing of other similar therapies may raise safety, tolerability or efficacy concerns about our product candidates; and
•
clinical trials of our product candidates may fail to show appropriate safety, purity or potency of our product candidates, may produce negative or inconclusive results or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies or we may decide to abandon product candidate development.

We could encounter significant delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA or other foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. Further, the FDA or other foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. For example, we are conducting and may in the future conduct “open-label” clinical trials where both the patient and investigator know whether the patient is receiving the investigational product candidate or another product, such as standard of care therapy. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, including “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment and “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment.

If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical trial sites suspend or terminate any clinical trials of our product candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. In addition, clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates.

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
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or BLA preparation, disagreement with the FDA regarding clinical trial design or our interpretation of data,, an FDA request for additional nonclinical or clinical data that may be deemed necessary to meet evolving regulatory standards and pathways, other discussions with FDA, or unexpected safety or manufacturing issues;
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

In addition, if any of our products are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs and GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates’ post-approval could have a material adverse effect on our business, financial condition and results of operations.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and mature over time. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Preliminary or top-line results may not be indicative of the final results from the relevant study, and the final results may not support a marketing approval for any of our product candidates. Furthermore, third parties, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could delay or prevent regulatory approval of, or limit commercial prospects for, the particular product candidate. Additionally, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to disclose. There is no guarantee that botensilimab, balstilimab, zalifrelimab, or AGEN2373 (or any of our other earlier stage or partnered programs) will receive marketing approval in any jurisdiction, and failure to achieve marketing approval for any of these programs as a monotherapy or combination could have a material adverse impact on our business. Any adverse differences between preliminary or interim data and final data could significantly harm our business and partnership prospects.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through potentially lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe, pure, and potent in humans and have a favorable risk-benefit profile in each target indication. Failure can occur at any time during the clinical trial process.

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

In addition, some patients who have serious or life-threatening illnesses and have exhausted all other available therapies may receive access to our product candidates prior to their commercial approval through compassionate use, expanded access programs, or named patient programs, collectively referred to as compassionate use programs. The risk for serious adverse events in these patient populations is high, and any adverse events that are determined to be drug-related could have a negative impact on the safety profile of our product candidates, which could impact our ability to obtain regulatory approval for and successfully commercialize our product candidates.

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

The development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, we are currently developing botensilimab and balstilimab in combination for the treatment of certain cancers. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. Additionally, developments related to one product or product candidate may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include, among other things, changes to an assessment of the other product’s safety or efficacy profile, changes to the availability of the product, and quality, manufacturing and supply issues. Any of these developments could materially harm our business, financial condition and prospects.

Positive results from preclinical and preliminary findings from the earlier clinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier studies of our product candidates in our later studies and future clinical trials, we may be unable to successfully develop, obtain regulatory for and commercialize our product candidates.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive preliminary results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or EMA positive assessment for EC approval.

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

If, as we announced in December 2024, due to our limited resources and access to capital, we prioritize development of certain product candidates such as botensilimab/balstilimab in refractory MSS CRC that ultimately proves to be unsuccessful, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Risks Related to the Commercialization of Our Product Candidates

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Except for Prophage in Russia, we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Although FDA accepted for filing our BLA for balstilimab in 2021, we subsequently voluntarily withdrew such application in response to a request from FDA due to FDA granting full approval for a competing agent. We, as a company, have limited experience in filing and supporting the applications necessary to gain regulatory approvals and rely in part on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have unacceptable side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved as well as evolving regulatory standards for products like ours. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Additionally, the FDA or other foreign regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe , pure and potent and has a favorable risk-benefit profile for its proposed indication;
•
the FDA or comparable foreign regulatory authorities may require us to obtain clearance or approval of a companion diagnostic;
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
•
the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of our third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval standard policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

As part of the BLA review, the FDA may require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy development and approval process as well as the unpredictability of future clinical trial outcomes may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. To the extent that we seek regulatory approval of two novel candidates at the same time, the risks and challenges associated with the regulatory review and approval process may be even more significant. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may seek accelerated approval for some of our product candidates but may not be able to obtain it as the sufficiency of our clinical trial results for accelerated approval are subject to the FDA’s discretion.

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

If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval, even if we initially decide to do so. For example, although we planned to seek accelerated approval for BOT/BAL based on our Phase 2 results in adult patients with r/r MSS CRC with NLM, FDA advised against the submission based on the observed magnitude of effect, remaining questions about contributions of the components of the combination product, and their view that objective response rates may not translate to survival benefit, and they recommended the inclusion of a BOT monotherapy arm in the planned Phase 3 study. If we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. Even if we receive accelerated approval from the FDA for one or more of our product candidates, there is no guarantee that we will be able to successfully complete one or more confirmatory trials needed to obtain full approval. We also will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the predicted clinical benefit. A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, increase the cost of development of such product candidate, and harm our competitive position in the marketplace.

The FDA or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval of our product candidates, which may require substantial financial resources and could delay regulatory approval.

Approval of genetic or biomarker diagnostic tests may be necessary in order to advance some of our product candidates to clinical trials or potential commercialization. If the safe and effective use of any of our product candidates depends on an in vitro diagnostic that is not otherwise commercially available, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves such product candidate. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and the FDA has generally required premarket approval, or PMA approval, for genetically targeted therapies. The approval of a companion diagnostic as part of an approved product’s labeling limits the use of the product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If FDA or comparable foreign regulatory authorities requires the use of a companion diagnostic for our product candidates, we may be dependent on the cooperation and effort of third-party collaborators to develop such companion diagnostic. We and our third-party collaborators may encounter difficulties in developing, validating, and obtaining FDA clearance or approval of such companion diagnostic. The process of obtaining or creating such diagnostics is time consuming and costly, and the outcome uncertain. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of such companion diagnostics, if necessary, could delay or prevent approval of our product candidate.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those jurisdictions. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be deemed to have representative patients enrolled or be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for pricing and reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to negotiation or approval.

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

Our product candidates may cause unacceptable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Unacceptable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may delay and/or increase the costs of our development programs and harm our business, financial condition and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify unacceptable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

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
•
regulatory authorities may require a Risk Evaluation and Mitigation Strategy (“REMS”), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
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

•
the prevalence and severity of the disease;
•
efficacy and potential advantages compared to alternative treatments;
•
the ability to offer our products, if approved, for sale at competitive prices;
•
convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the perceived ratio of risk and benefit of these therapies by physicians;
•
the strength of marketing and distribution support;
•
sufficient third-party coverage or reimbursement, including of combination therapies;
•
adoption of a companion diagnostic and/or complementary diagnostic; and
•
the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling.

Even if we are able to commercialize any product candidates, such products may not receive coverage or may become subject to unfavorable pricing regulations, inadequate coverage and reimbursement by third party payors, or healthcare reform initiatives that otherwise adversely affect demand for and access to such products,, all of which would harm our business.

The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or drug licensing approval is granted and, in some countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. In the United States, there is increasing scrutiny from the Congress and regulatory authorities of the pricing of pharmaceutical products. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

The success of our product candidates, if approved, depends significantly on the availability of adequate coverage and reimbursement from third-party payors. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other payors therefore are critical to new product acceptance. Because our product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that adequate coverage and reimbursement will be available for our product candidates.

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

A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. There may be significant delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable regulatory authorities outside the United States. Third-party payors may also seek, with respect to an approved product, additional clinical and health economic evidence, including comparative effectiveness evidence, that goes beyond the data required to obtain marketing approval in order to demonstrate clinical benefits and value relative to other therapies before covering our products. If so, we may be required to conduct additional pharmacoeconomic studies beyond what is required for marketing approval. Third party payors providing coverage may nonetheless manage utilization, including by implementing a drug formulary, coverage or access restrictions, establishing different copays for different drugs or requiring a prescriber to obtain prior authorization from the relevant third-party payor before a drug will be covered for a particular patient.

We expect to experience pricing pressures in connection with the sale of our product candidates. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, regulatory approval, sale and distribution. Reimbursement for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used; may be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense and new products face increasing challenges in entering the market successfully. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or requested by private payors in exchange for favorable coverage and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold. Our ability to commercialize our product candidates successfully may be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. Accordingly, we cannot be sure that reimbursement will be available for any drug that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement and whether it will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We rely on third parties for the manufacture of clinical supplies of certain of our product candidates and expect to rely on third parties for commercial supplies of any approved product candidates until our new commercial manufacturing facility is fully commissioned and qualified. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We expect to rely on third-party manufacturers for the manufacture of commercial supplies of our drug candidates until our own commercial manufacturing facility is fully commissioned and qualified. At present, we do not have long-term supply agreements with all of the vendors needed to produce our product candidates for commercial sale and we may be unable to establish such agreements with third-party manufacturers or do so on acceptable terms.

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

Risks Related to Our Reliance on Third Parties

We are dependent upon our collaboration with Betta to further develop and commercialize certain antibody programs. If we or Betta Pharmaceuticals fail to perform as expected, the potential for us to generate future revenues under such collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.

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

Part of our strategy is to develop and commercialize many of our product candidates by continuing or entering into arrangements with academic, government, or corporate collaborators and licensees. Our success depends on our ability to negotiate such agreements on favorable terms and on the success of the other parties in performing research, pre-clinical and clinical testing, completing regulatory applications, and commercializing product candidates. Our research, development, regulatory and commercialization efforts with respect to antibody candidates from our technology platforms are, in part, contingent upon the participation of institutional and corporate collaborators. For example, in February 2015, we began a broad collaboration with Incyte to pursue the discovery and development of antibodies, in December 2018 we entered into a partnership with Gilead relating to five of our antibody programs and in May 2021 we entered into a license agreement with BMS relating to our anti-TIGIT bispecific antibody program. Disagreements, the failure of either party to perform satisfactorily, or the termination of the arrangements by either party, which has occurred to our collaborations with Incyte, Gilead and BMS, could have an adverse impact on these programs.

Our ability to advance our antibody programs depends in part on such collaborations. In addition, from time to time we engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. Any licensing, distribution and/or collaborations agreements, we enter into, may pose a number of risks, including the following:

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

Additionally, since BMS, Incyte and Gilead, terminated their agreements with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in other jurisdictions. We are not permitted to market any biological product in the United States for commercial use until we receive a biologics license from the FDA. Although FDA accepted for filing the BLA for balsilimab in 2021, we subsequently voluntarily withdrew such application in response to a request from FDA due to FDA granting full approval to a competing agent. As a result, we have not submitted a BLA for any product candidate that was approved by the FDA. Even after submission of a BLA for one or more of our product candidates, we expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and we may never obtain regulatory approval for our product candidates.

The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA, the EMA and regulatory authorities in other countries may implement further regulations or restrictions on biotechnology products, such as antibodies, adjuvants and adoptive cell therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of antibodies, vaccine adjuvants or adoptive cell therapies products may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA has the responsibility for regulating antibodies, vaccine adjuvants and adoptive cell therapies in the European Union and may issue new guidelines concerning evidential requirements for the development to support marketing authorization for such products and that we are expected to take account of these new guidelines in our product development program. We may be required to perform additional studies or trials in order to satisfy the new regulatory standards and evidential requirements which can be subject to divergent interpretations. The additional studies can be costly and considerably lengthen the initially projected timeline for completing the clinical development for our product candidates. As a result, product approval and commercialization can be delayed. The new regulatory requirements may impose restrictions or post-approval commitments to monitor the safety and efficacy of our product candidates on an ongoing basis. In order for us to advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates.

While many of the current administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving biologic products that we may be unable to satisfy. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Breakthrough Therapy Designation or Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We may seek a Breakthrough Therapy Designation (“BTD”) for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a BTD for a product candidate may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development program.

If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation (“FTD”). The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure our stockholders that the FDA would decide to grant it. We may not experience a faster development process, review or approval compared to conventional FDA procedures for the product candidate for which we have received, or may receive in the future, FTD. The FDA may withdraw FTD if it believes that the designation is no longer supported by data from our clinical development program. FTD alone does not guarantee qualification for the FDA’s priority review procedures. Neither FTD nor BTD changes the scientific or medical standards for approval or the quality of evidence necessary to support approval.

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

In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan- designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may again seek orphan drug designation for our product candidates, we may never receive such designations.

If approved, our product candidates that are regulated as biological products, or biologics, may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) established an abbreviated pathway for the approval of biosimilar and interchangeable biologics with an FDA-licensed reference biologic product. Under the BPCIA, a reference biological product is granted 12 years of non-patent data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product or sponsor’s data and is not submitted as a biosimilar application. Certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. The law is complex and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates that receive FDA approval, if any, will qualify for the current 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure. It is also possible that payors will give reimbursement preference to biosimilars over reference biological products, even absent a determination of interchangeability.

Laws and regulations outside the United States differ, including the length and extent of patent and exclusivity protection and pathways for competition to enter the market. Other countries may have significantly shorter or longer periods of exclusivity. In addition, other countries may have different standards in determining similarity to a reference product. Any market entry of competing products to our product candidates in these other regions could adversely affect our business in those regions.

To the extent that we do not receive any anticipated periods of regulatory exclusivity for our product candidates it could adversely affect our business, financial condition, results of operations and prospects.

Our business operations and current and future arrangements with third parties such as investigators, healthcare professionals and other healthcare providers, third-party payors, patients, patient organizations and purchasers of our products, may expose us to investigations, litigation, criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our business operations and current and future arrangements with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved. Such laws, some of which may apply only after our products are approved for marketing, include:

•
the federal healthcare anti-kickback statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the anti-kickback statute or specific intent to violate it in order to have committed a violation;
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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private health plans, and also establishes requirements related to the privacy security, and transmission or individually identifiable health information which apply to many healthcare providers, physicians and third-party payors with whom we interact;
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
•
federal laws, such as the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to calculate, report and certify certain complex product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the so-called federal “sunshine law” or Open Payments which requires manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other “transfers of value” to teaching hospitals, physicians and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private health plans, and state laws which regulate interaction between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with specific compliance standards, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures; or pricing information and/or require licensing of sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We have adopted and revised our code of business conduct and ethics, which we review and update on a periodic basis, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and other laws and regulations will involve substantial costs. Given the breadth of the laws and regulations and narrowness of any exceptions, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, regulatory authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations, including our consulting agreements and other relationships with healthcare providers.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

In the United States, there have been and continue to be a number of initiatives to reform delivery of, or payment, for healthcare, which include initiatives to reduce the cost of healthcare generally and drugs specifically. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“ACA”), which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included a number of changes to the coverage and reimbursement of drug products under government healthcare programs as well as the imposition of annual fees on manufacturers of branded pharmaceuticals.

Beyond the ACA, there have been and are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been an ongoing focus. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the Medicare Part D coverage gap discount program implemented under ACA) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs scheduled to take effect in 2026). Subsequent to the enactment of the IRA, in 2022, the Biden Administration announced its commitment to expanding certain IRA reforms. There have been significant and wide-ranging reforms to federal policy and the federal government under the new presidential administration, including reductions in the federal workforce at key federal healthcare agencies. Drug pricing and payment reform was a focus of the prior Trump administration and that focus is likely to continue under the current administration. Other potential healthcare reform efforts under the current administration may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the current administration through executive action or by Congress.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and subsequent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes and the impact of crises that hinder its operations. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current administration appears to be to focused on decreasing spending in the federal government, including through significant staff reductions. Any significant staff reductions at FDA could impact the agency’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. Additionally, over the last several years , the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If significant staff reductions or a prolonged government shutdown occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of December 31, 2024, we had U.S. federal and state net operating loss, or Net Operating Losses (“NOLs”), carryforwards of $910.1 million and $437.1 million, respectively, which may be available to offset future taxable income. The federal NOLs include $505.6 million which expire at various dates through 2037 and $404.5 million which carryforward indefinitely. The state NOLs expire at various dates through 2044, with the exception of $1.7 million of these net operating loss carryforwards which do not expire. As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $5.8 million and $1.4 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2025. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

Depending upon the nature of the product and the specifics of the related FDA marketing approval, data exclusivity under the BPCIA or related laws in the U.S. or certain foreign countries and territories may be available for our products. The BPCIA provides that FDA shall not approve certain biosimilars from the date of first licensure of a reference product for 12 years, subject to certain restrictions. However, we may not obtain or be eligible for data exclusivity because of, for example, the nature of the product with respect to other products on the market, our relationships with our partners (including our licensors and licensees), failing to claim the exclusivity at the appropriate time or otherwise failing to satisfy applicable requirements. If we are unable to obtain data exclusivity, our competitors may obtain earlier approval of competing products, and our business, financial condition, results of operations and prospects could be materially harmed.

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

In the past our headcount has increased through various acquisitions and the expansion of our research, development and manufacturing infrastructure and associated activities both nationally and internationally. However, we continuously reassess our business needs to ensure our internal headcount and internal capabilities is balanced with business priorities, needs and financing. , In May 2022, we announced that we had reduced expenses by approximately 20% to improve efficiency and focus on our most promising development candidates, such as botensilimab. Further, in August 2023, we announced that we had further realigned our personnel and resources to focus on progression of our lead program, botensilimab, in metastatic MSS CRC, including a 25% overall reduction in employees. In December 2024, we announced additional staff reductions. To manage these organizational changes, we must continue to implement and improve our managerial, operational, and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer who co-founded the Company in 1994 is integral to building our company and developing our technology. Jennifer Buell, Ph.D., Chair of Agenus' Executive Council and Robin Taylor, Ph.D., our Chief Commercial Officer, also provide key strategic advice. If either Dr. Armen, Dr. Buell or Dr. Taylor is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen. Dr. Armen plays an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen or any other employee. The loss of the services of these employees, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Dr. Buell also serves as Chief Executive Officer for MiNK Therapeutics, and Dr. Armen is Chairman of the Board of Directors of MiNK Therapeutics.

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

MiNK closed an IPO in October 2021. As of December 31, 2024, we owned 2,177,286 shares, representing approximately 55% of MiNK’s common stock. There is no guarantee that MiNK will be able to attract external funding in the future. If external funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK will be successful in advancing one or more product candidates through clinical development. In February 2024, we acquired from MiNK a convertible promissory note in the principal amount of $5 million.

Risks Related to our Common Stock

The trading volume and public trading price of our common stock has been volatile.

During the period from our initial public offering on February 4, 2000 to December 31, 2024, and the twelve-months ended December 31, 2024, the closing price of our common stock has fluctuated between $2.57 and $6,315.60 per share and $2.57 and $18.56 per share, respectively. The average daily trading volume for the twelve-months ended December 31, 2024 was approximately 637,497 shares. The market in general, and biotechnology companies in particular, may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

On December 4, 2023, we were notified by the Nasdaq Staff that we are not in compliance with the Bid Price Requirement because the bid price for our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. On April 3, 2024, we held a Special Meeting of Stockholders, at which our stockholders voted in favor of an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-20. Although we regained compliance with the Bid Price Requirement following the reverse stock split, there is no assurance that the reverse stock split alone will guarantee our continued listing on The Nasdaq Capital Market in the future.

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2024, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 13, 2025, we had 25,308,841, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 6,510,000 shares of common stock under our equity incentive plans, and to permit the sale of 175,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 108,350 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 63,750 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 1,555,015 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 31,334,015 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of December 31, 2024, an aggregate of approximately 18.1 million of these shares remained available for sale. As part of our collaboration with Betta Pharmaceuticals, we completed a private placement of 248,138 shares of common stock in July 2020. As part of our collaboration with Gilead, we completed a private placement of 555,555 shares of common stock in January 2019, and on October 25, 2019, we filed a Registration Statement on Form S-3 to register the resale of these shares by Gilead, as required under our agreement. In addition, we may be obligated in the future to pay certain contingent milestones payments, payable at our election in cash or shares of our common stock of up to $30.0 million in the aggregate. If we elect to pay any of these contingent milestones in shares, we are obligated to file registration statements covering any such shares. The market price of our common stock may decrease based on the expectation of such sales.

As of December 31, 2024, warrants to purchase approximately 964,500 shares of our common stock with a weighted average exercise price per share of $21.29 were outstanding.

As of December 31, 2024, options to purchase 5,242,916 shares of our common stock with a weighted average exercise price per share of $28.76 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2024, we had 2,534,682 vested options and 42,222 non-vested shares outstanding.

As of December 31, 2024, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 16,666 shares of our common stock.

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

Item 3. Legal Proceedings

In September 2024, a putative securities class action lawsuit captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, was filed in the U.S. District Court for the District of Massachusetts (the “Court”) against the Company and certain of its executives and directors. The Court appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act, and the lead plaintiff filed an amended complaint on February 7, 2025.

The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024 and seeks damages and interest, and an award of costs, including attorneys’ fees. We have not recorded any accrual for a contingent liability associated with these legal proceedings. The defendants’ deadline to respond to the complaint is April 8, 2025.

The Company has been served with three derivative actions in the Court filed by purported stockholders, captioned Royse v. Armen, et al., No. 1:24-cv-12823 (the “Royse Action”); Chen v. Armen, et al., No. 1:24-cv-13088 (the “Chen Action”), Ferraioli v. Armen, et al., No. 1:24-cv-13083 (the “Ferraioli Action”). The actions name certain of the Company’s executives and directors and allege that defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. Plaintiffs seek an award of damages and an order directing the Company to reform and improve its corporate governance and internal procedures. The Court consolidated the Royse Action and Chen Action on January 16, 2025 and defendants submitted an unopposed motion to stay all deadlines pending future developments in the securities class action on February 25, 2025. Defendants’ deadline to respond to the complaint in the Ferraioli Action is March 10, 2025.

In September 2024, the Company received a subpoena from the Boston Regional Office of the U.S. Securities and Exchange Commission (the “SEC”) seeking records relating to certain of our product candidates, correspondence with the FDA, public disclosure, and other matters. We have produced records pursuant to the subpoena. At this time, the Company cannot predict the outcome of the SEC’s investigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.” As of February 28, 2025, there were 360 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2019 to December 31, 2024, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2019. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Agenus Inc.	$100.00	$78.13	$79.12	$58.97	$20.39	$3.37
Nasdaq Stock Market (U.S. Companies) Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
Nasdaq Biotechnology Index	$100.00	$125.69	$124.89	$111.27	$115.42	$113.84

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage biotechnology company specializing in discovering and developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, adoptive cell therapies (via MiNK Therapeutics, Inc. ("MiNK")), and vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

Our I-O portfolio is driven by several platforms and programs, which we plan to utilize individually and in combination:

•
Multiple antibody discovery platforms, including proprietary display technologies, to identify future antibody candidates.
•
Antibody candidate programs, including our lead assets, botensilimab ("BOT") (a multifunctional immune cell activator and human Fc-enhanced cytotoxic T-lymphocyte antigen 4 (CTLA-4) blocking antibody, also known as AGEN1181) and balstilimab ("BAL") (a programmed death receptor-1 (PD-1) blocking antibody).
•
Our saponin-based vaccine adjuvant platform, primarily centered around our STIMULON™ cultured plant cell (“cpc”) QS-21 adjuvant (“STIMULON cpcQS-21”).
•
A pipeline of novel allogeneic invariant natural killer T cell (“iNKT”) therapies for treating cancer and other immune-mediated diseases, controlled by MiNK.

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, BOT is progressing through multiple clinical programs as a monotherapy and in combination with BAL. In April 2023, BOT in combination with BAL received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with non-microsatellite instability-high (“MSI-H”) and/or deficient mismatch repair (“dMMR”) metastatic colorectal cancer without active liver involvement. This designation specifically targets patients who are heavily pretreated and have shown resistance or intolerance to standard chemotherapies, including fluoropyrimidine, oxaliplatin, and irinotecan, as well as those who have received a VEGF inhibitor, an EGFR inhibitor, and/or a BRAF inhibitor, if indicated. Based on the BOT/BAL clinical data generated to date, we have developed designs for registration-enabling trials in MSS CRC across neoadjuvant, first-line, and late-line mCRC. These trial(s) will launch upon completion of strategic transactions. The options being considered are partnerships, licensing, or joint ventures.

We have entered into collaborations with several companies, including Bristol-Myers Squibb Company (“BMS”), Betta Pharmaceuticals Co., Ltd. (“Betta”), UroGen Pharma Ltd. (“UroGen”), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), and Merck Sharp & Dohme (“Merck”). These collaborations, along with our internal programs, have resulted in over a dozen antibody pre-clinical or clinical development programs.

Pursuant to our collaboration agreement with Incyte, we had exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, as well as an additional undisclosed target. Under the terms of our agreement, Incyte was responsible for all future development expenses, and we were eligible to receive up to an additional $315.0 million in potential milestone payments plus royalties on any future sales. Incyte has terminated the OX40 program, effective October 2023, and both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs reverted back to us. In July 2024, Incyte announced that it would discontinue further development of the LAG-3 program and TIM-3 program and in February 2025, Incyte notified us of their intent to terminate the entire Collaboration Agreement, effective February 2026. Upon termination the rights to the remaining programs will revert back to us.

Pursuant to our collaboration and license agreement with Merck, we exclusively licensed MK-4830 to Merck, which Merck advanced in a Phase 2 clinical trial. In 2024, Merck notified us that the further clinical development of MK-4830 will be limited to a neoadjuvant ovarian study of MK-4830 in combination with pembrolizumab and chemotherapy with or without bevacizumab that is ongoing.

In September 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a royalty purchase agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US purchased 33% of all future royalties and 10% of all future milestone payments that we were then entitled to receive from Incyte and Merck, net of certain of our obligations to a third party.

In December 2018, we entered into collaboration agreements with Gilead for the development and commercialization of up to five novel I-O therapies (the “Gilead Collaboration Agreements”). Gilead received worldwide exclusive rights to our bispecific antibody, AGEN1423, and the exclusive option to license AGEN1223, a bispecific antibody, and AGEN2373, a monospecific antibody. Gilead elected to return AGEN1423 to us in November 2020 and terminated the license agreement. We ceased development of AGEN1223 in the third quarter of 2021, and the option and license agreement for AGEN1223 was formally terminated in October 2021. In August 2024, Gilead elected not to exercise the option to license AGEN2373 and the option and license agreement was formally terminated.

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

In May 2021, we entered into a License, Development, and Commercialization Agreement with BMS for our pre-clinical anti-TIGIT bispecific antibody program, AGEN1777. BMS received an exclusive worldwide license to develop, manufacture, and commercialize AGEN1777 and its derivatives. We received a non-refundable upfront cash payment of $200.0 million. In October 2021, we achieved a $20.0 million milestone upon the dosing of the first patient in the AGEN1777 Phase 1 clinical trial and in December 2023, we announced that the first patient was dosed in an AGEN1777 Phase 2 clinical trial, triggering the achievement of a $25.0 million milestone. We received this milestone in January 2024. On July 30, 2024, we received notice from BMS was voluntarily terminating the BMS License Agreement, effective as of January 26, 2025. Upon termination, BMS returned AGEN1777 to us.

In May 2024, we, and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Ligand Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with BMS, UroGen, Gilead, Merck and Incyte, (the “Covered License Agreements”) (ii) 18.75% of the royalties we receive under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”). The total amounts payable to Ligand are subject to a 50% reduction in the event total payments to Ligand exceed a specified return hurdle. The synthetic royalty is subject to a reduction if annual worldwide net sales exceed a specified level, and a cap on annual worldwide net sales if annual worldwide net sales exceed a higher specified level. The synthetic royalty can increase by 1% based on the occurrence of certain future events. After taking into account our obligations under the Ligand Purchase Agreement, XOMA Royalty Purchase Agreement and the recent status of our collaboration agreements, we remain eligible to receive up to approximately $136.3 million and $49.4 million in potential development, regulatory, and commercial milestones from UroGen and Merck, respectively.

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

In October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT.” MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK is currently expanding its clinical programs, with an externally funded Phase 2 trial in second-line gastric cancer actively enrolling at Memorial Sloan Kettering Cancer Center. Additionally, MiNK is evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”) in planning for a randomized Phase 2 study through a predominantly externally financed program. In May 2024, MiNK secured a $5.8 million private placement financing at a 25% premium, led by GKCC, LLC. This funding will be used for the clinical development of MiNK-215, its leading allogeneic CAR-iNKT cell therapy targeting fibroblast activation protein (“FAP”) in solid tumors, which is scheduled to enter clinical trials in early 2025. In addition to its lead clinical program, MiNK has announced a collaboration with ImmunoScape, Inc. (“ImmunoScape”) to discover and develop next-generation T-cell receptor therapies targeting novel solid tumor antigens. This partnership leverages MiNK’s proprietary library of T-cell antigens and ImmunoScape’s platform for rapid discovery of novel T-cell receptors.

Our business activities include product research, preclinical and clinical development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require successful clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates through arrangements with academic and corporate collaborators and licensees.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.”

Our research and development expenses for the years ended December 31, 2024, 2023, and 2022, were $155.5 million, $234.6 million, and $186.7 million, respectively. We have incurred significant losses since our inception. As of December 31, 2024, we had an accumulated deficit of $2.18 billion. We are likely to continue to incur losses until we become a commercial company generating profits.

Historical Results of Operations

The comparison of 2023 to 2022 results has been omitted from this Form 10-K but can be found in our Form 10-K for the year ended December 31, 2023 – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on March 14, 2024.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Research and development revenue

We recognized research and development (“R&D”) revenue of approximately $0.5 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. R&D revenues for the year ended December 31, 2023, primarily consisted of a $25.0 million milestone earned under our BMS License Agreement and $12.2 million related to the recognition of deferred revenue earned under our Gilead Collaboration Agreements.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant to HCR. As described in Note 17 to our Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK decreased $13.6 million, to approximately $101.0 million for the year ended December

31, 2024, from $114.6 million for the year ended December 31, 2023, due to decreased net sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant.

Research and development expense

R&D expense include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. R&D expense decreased 34% to $155.5 million for the year ended December 31, 2024 from $234.6 million for the year ended December 31, 2023. Decreased R&D expenses in the year ended December 31, 2024 primarily relate to a $52.7 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $11.4 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $18.1 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $3.2 million increase in other research and development expenses.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 9% to $71.9 million for the year ended December 31, 2024 from $78.7 million for the year ended December 31, 2023. Decreased G&A expenses in the year ended December 31, 2024 primarily relate to a $4.6 million decrease in personnel related expenses, mainly due to decreased share based compensation expense and a decrease in headcount, a $0.3 million decrease in professional fees and a $3.3 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $1.3 million increase in other general and administrative expenses.

Fair value adjustments

For the year ended December 31, 2024, the fair value adjustment represents the change in fair value of the Purchaser Upsize Option issued under the Ligand Purchase Agreement. The fair value of the Purchaser Upsize Option is based on a scenario analysis and uses assumptions we believe would be made by a market participant. For the year ended December 31, 2023, the fair value adjustment represents the change in the fair value of our contingent purchase price consideration. The fair value of our contingent purchase price considerations is mainly based on estimates from a Monte Carlo simulation of our share price.

Non-operating income

Non-operating income increased $5.8 million for the year ended December 31, 2024, from income of $37,000 for the year ended December 31, 2023, to income of $5.8 million for the year ended December 31, 2024, primarily due to the recognition of a $5.3 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK, compared to de minimis activity in 2023.

Interest expense, net

Interest expense, net increased to $117.6 million for the year ended December 31, 2024 from $97.9 million for the year ended December 31, 2023, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR and the addition of non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Research and Development Programs

For the year ended December 31, 2024, our R&D programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2024	2023	2022	Prior to 2022	Total
Antibody programs	Various	$113,135	$178,445	$133,108	$739,165	$1,163,853
Vaccine adjuvant	STIMULON cpcQS-21	1,844	10,296	10,789	21,397	44,326
Cell therapies	Various	7,558	16,283	24,300	61,129	109,270
Other research and development programs	Various	32,991	29,545	18,494	477,091	558,121
Total research and development expenses		$155,528	$234,569	$186,691	$1,298,782	1,875,570

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

We currently have multiple antibody programs in pre-clinical or clinical development, which include our next generation anti-CTLA-4 antibody, botensilimab, an IgG1 anti-CTLA-4 antagonist, our anti-PD-1, balstilimab, and anti-CTLA-4, zalifrelimab, programs (both partnered with Betta in Greater China), our anti-CD137, AGEN2373, an anti-TIGIT bispecific antibody, AGEN1777, an ILT2 monospecific antibody, AGEN1571, an anti-LAG3, INCAGN2385, and anti-TIM3, INCAGN2390. For additional information regarding our antibody discovery platforms and immunotherapy programs, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

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

Cell Therapies

Our majority owned subsidiary, MiNK, is a focused on developing allogeneic iNKT cell therapies to treat cancer and other immune-mediated diseases. iNKTs have a dual-mechanism of action with an internal targeting and homing device that modulates both arms of immunity, innate and adaptive. iNKTs combine the killing features of natural killer cells with the durable memory response of T cells. iNKT cells have been demonstrated to be highly effective in treating solid tumor cancers in their native form and MiNK has demonstrated that these cells can be further engineered or edited for super-targeting. For additional information regarding iNKT cell therapies, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.18 billion as of December 31, 2024. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. From our inception through December 31, 2024, we have raised aggregate net proceeds of approximately $2.01 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 3.6 million and 1.6 million shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2024 and the period of January 1, 2025 through March 13, 2025, respectively, and received aggregate net proceeds totaling $37.5 million. As of March 13, 2025, approximately 16.5 million shares remained available for sale under the Sales Agreement.

Our cash, cash equivalents and short-term investments at December 31, 2024 were $40.4 million, a decrease of $35.7 million from December 31, 2023. Since year end, we have raised $4.4 million through at-the-market sales. Cash and cash equivalents of our subsidiary, MiNK, at September 30, 2024, were $6.3 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

As of December 31, 2024, we had debt outstanding of $35.2 million in principal, $2.5 million of which was paid in February 2025, $10.5 million is due July 2026, and $22.0 million is due November 2026.

Based on our current plans and projections, we believe our cash resources of $40.4 million as of December 31, 2024, along with additional cash inflows we may receive in 2025, will be sufficient to satisfy our critical liquidity requirements through the second quarter of 2025. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances. We transact at-the-market sales from time to time in order to manage our cash balances. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

Currently we are in discussions with entities including operating companies and financial entities to provide the funding necessary to support our operations through our planned registration and launch strategy for botensilimab/balstilimab. However, because the completion of cash funding transactions is not entirely within our control, and in accordance with accounting standards, substantial doubt continues to exist about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management continues to diligently address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. We expect our sources of funding to include additional out-licensing agreements, asset sales, project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various cancelable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $660.7 million over the term of the related activities. Through December 31, 2024, we have expensed $616.5 million as research and development expenses and $578.3 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $158.3 million and $224.2 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Part of our strategy is to develop and commercialize some of our product candidates by entering into collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our material cash requirements from known contractual and other obligations as of December 31, 2024 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$37,459	$3,660	$33,799	$—	$—
Operating leases (2)	101,419	8,609	16,819	17,667	58,324
Finance leases	5,002	4,879	123	—	—
Total	$143,880	$17,148	$50,741	$17,667	$58,324

(1)
Includes fixed interest payments. See Note 16 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our debt.
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

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

We are party to multiple royalty financing transactions. We have recorded the proceeds from these transactions as a liability on our consolidated balance sheets that will be amortized using the interest method over the estimated life of the associated agreement.

As a result, we impute interest on the transactions and record non-cash interest expense at the estimated interest rate. Our estimate of the interest rate under each agreement is based on the amount of royalty payments to be received by the purchaser over the life of the arrangement. We periodically assess the expected royalty payments using multiple sources, including historical results, forecasts from market data sources and internally developed forecasts. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability. There are a number of factors that could materially affect the amount and timing of royalty payments, all of which are not fully within our control. Such factors include, but are not limited to, failures or delays in clinical development, failure to receive marketing approval from governmental health authorities or delay in that approval, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates, and other events or circumstances that could result in reduced royalty payments made to the purchasers, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the associated agreement. Conversely, if sales of the underlying products are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the life of the associated agreement.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 2.1% and 1.0% of our cash used in operations for the years ended December 31, 2024 and 2023, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, and Antigenics SA, a company with operations in Switzerland.

We had cash and cash equivalents at December 31, 2024 of $40.4 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2024, however, we are subject to investment risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Accounting for the Purchase and Sale Agreement with Ligand Pharmaceuticals Incorporated

As discussed in Note 17 to the consolidated financial statements, the Company received $75.0 million in gross proceeds from the Purchase and Sale Agreement with Ligand Pharmaceuticals Incorporated (the Ligand Purchase Agreement). The $75.0 million in gross proceeds was allocated to the components of the transaction, including the liability related to the sale of future royalties and milestones, the Purchaser Upsize Option, and the Ligand Warrant.

We identified the assessment of the accounting for the Ligand Purchase Agreement as a critical audit matter. Subjective auditor judgment was required in evaluating the Company's classification of the components of the transaction because of the nature of the agreement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s accounting for the Ligand Purchase Agreement, including the classification of the components of the transaction. We read the Ligand Purchase Agreement and evaluated whether management's accounting position considered the relevant facts and terms included in the agreement. We involved professionals with specialized skills and knowledge who assisted in assessing whether the Company’s accounting for the transaction was in accordance with the relevant accounting guidance.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

March 17, 2025

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$40,437	$76,110
Accounts receivable	407	25,836
Prepaid expenses	2,315	8,098
Other current assets	2,415	2,372
Total current assets	45,574	112,416
Property, plant and equipment, net of accumulated amortization and depreciation of $72,553 and $61,943 at December 31, 2024 and 2023, respectively	120,087	133,421
Operating lease right-of-use assets	27,308	29,606
Goodwill	24,092	24,723
Acquired intangible assets, net of accumulated amortization of $16,986 and $17,688 at December 31, 2024 and 2023, respectively	3,376	4,411
Other long-term assets	5,834	9,336
Total assets	$226,271	$313,913
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$2,698	$146
Current portion, liability related to sale of future royalties and milestones	111,978	132,502
Current portion, deferred revenue	31	18
Current portion, operating lease liabilities	2,446	2,587
Accounts payable	61,470	61,446
Accrued liabilities	34,961	45,283
Other current liabilities	7,817	13,915
Total current liabilities	221,401	255,897
Long-term debt, net of current portion	30,473	12,768
Liability related to sale of future royalties and milestones, net of current portion	224,389	124,556
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	54,551	62,511
Other long-term liabilities	738	5,420
Commitments and contingencies (Note 19)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2024 and 2023; liquidation value of $34,101 and $33,886 at December 31, 2024, and 2023, respectively	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized at December 31, 2024 and 2023; 23,634,670 shares and 19,718,662 shares issued at December 31, 2024 and 2023, respectively	236	197
Additional paid-in capital	1,857,662	1,796,095
Accumulated other comprehensive loss	(1,398)	(955)
Accumulated deficit	(2,182,880)	(1,955,668)
Total stockholders’ deficit attributable to Agenus Inc.	(326,380)	(160,331)
Non-controlling interest	19,956	11,949
Total stockholders’ deficit	(306,424)	(148,382)
Total liabilities, convertible preferred stock and stockholders’ deficit	$226,271	$313,913

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands, except per share amounts)

	2024	2023	2022
Revenue:
Research and development	$482	$38,764	$16,975
Service revenue	2,003	2,978	10,514
Royalty sales milestone	—	—	25,250
Non-cash revenue related to the sale of future royalties	100,978	114,572	45,285
Total revenues	103,463	156,314	98,024
Operating expenses:
Cost of service revenue	(486)	(3,111)	(10,568)
Research and development	(155,528)	(234,569)	(186,691)
General and administrative	(71,878)	(78,739)	(81,007)
Fair value adjustments	3,954	556	815
Operating loss	(120,475)	(159,549)	(179,427)
Other income (expense):
Loss on modification of debt	—	—	(1,937)
Non-operating income	5,830	37	12,571
Interest expense, net	(117,626)	(97,925)	(61,863)
Net loss	(232,271)	(257,437)	(230,656)
Dividends on Series A-1 convertible preferred stock	(215)	(213)	(212)
Less: net loss attributable to non-controlling interest	(5,059)	(11,676)	(10,582)
Net loss attributable to Agenus Inc. common stockholders	$(227,427)	$(245,974)	$(220,286)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(10.59)	$(13.75)	$(15.64)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	21,473	17,894	14,087
Other comprehensive loss:
Foreign currency translation loss	$(443)	$(1,870)	$(577)
Other comprehensive loss	(443)	(1,870)	(577)
Comprehensive loss	$(227,870)	$(247,844)	$(220,863)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2021	32	$0	12,844	$128	$1,522,653	—	$—	$1,492	$13,469	$(1,489,833)	47,909
Net loss	—	—	—	—	—	—	—	—	(10,582)	(220,074)	(230,656)
Other comprehensive loss	—	—	—	—	—	—	—	(577)	—	—	(577)
Share-based compensation	—	—	—	—	15,200	—	—	—	3,195	—	18,395
Vesting of nonvested shares	—	—	12	—	—	—	—	—	—	—	—
Shares sold at the market	—	—	2,257	24	99,187	—	—	—	—	—	99,211
Issuance of warrants	—	—	—	—	2,332	—	—	—	—	—	2,332
Issuance of shares for services	—	—	2	—	138	—	—	—	—	—	138
Issuance of director deferred shares	—	—	—	—	19	—	—	—	—	—	19
Exercise of stock options and employee share purchases	—	—	22	—	898	—	—	—	—	—	898
Issuance of shares for milestone achievement	—	—	9	—	500	—	—	—	—	—	500
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	294	—	294
Issuance of shares for employee bonuses	—	—	205	2	6,647	(1,447)	(3,632)	—	—	—	3,017
Retirement of treasury shares	—	—	(72)	(1)	(13)	1,447	3,632	—	—	—	3,618
Balance at December 31, 2022	32	$0	15,279	$153	$1,647,561	—	$—	$915	$6,376	$(1,709,907)	$(54,902)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	$—	—	$—	$—	$(11,676)	$(245,761)	$(257,437)
Other comprehensive loss	—	—	—	—	—	—	—	(1,870)	—	—	(1,870)
Share-based compensation	—	—	—	—	18,526	—	—	—	3,825	—	22,351
Shares sold at the market	—	—	4,221	42	133,115	—	—	—	—	—	133,157
Payment of CEO payroll in shares	—	—	8	—	146	—	—	—	—	—	146
Issuance of director deferred shares	—	—	13	1	982	—	—	—	—	—	983
Issuance of shares for services	—	—	20	—	690	—	—	—	—	—	690
Vesting of nonvested shares	—	—	5	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	25	—	736	—	—	—	71	—	807
MiNK stock dividend	—	—	—	—	(14,888)	—	—	—	14,888	—	—
MiNK stock purchases	—	—	—	—	1,940	—	—	—	(2,546)	—	(606)
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	1,011	—	1,011
Issuance of shares for employee bonus	—	—	232	2	7,303	(17)	(4,072)	—	—	—	3,233
Retirement of treasury shares	—	—	(83)	(1)	(16)	17	4,072	—	—	—	4,055
Balance at December 31, 2023	32	$0	19,720	$197	$1,796,095	—	$—	$(955)	$11,949	$(1,955,668)	$(148,382)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

For the Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	$—	—	$—	$—	$(5,059)	$(227,212)	$(232,271)
Other comprehensive loss	—	—	—	—	—	—	—	(443)	—	—	(443)
Share-based compensation	—	—	—	—	24,515	—	—	—	2,812	—	27,327
Shares sold at the market	—	—	3,632	36	32,987	—	—	—	—	—	33,023
Payment of CEO payroll in shares	—	—	66	1	415	—	—	—	—	—	416
Issuance of shares in connection with debt agreement	—	—	153	2	474	—	—	—	—	—	476
Issuance of warrants, net of expenses			—	—	6,983	—	—	—	—	—	6,983
Vesting of nonvested shares	—	—	17	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	47	—	627	—	—	—	20	—	647
MiNK private placement stock sale	—	—	—	—	(4,434)	—	—	—	10,234	—	5,800
Balance at December 31, 2024	32	$0	23,635	$236	$1,857,662	—	$—	$(1,398)	$19,956	$(2,182,880)	$(306,424)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands, except per share amounts)

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(232,271)	$(257,437)	$(230,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,343	13,588	6,946
Share-based compensation	17,390	22,869	18,337
Non-cash royalty revenue	(100,978)	(114,572)	(45,285)
Non-cash interest expense	118,095	100,551	62,955
Loss (gain) on sale or disposal of assets, net	1,153	(1,408)	(16,196)
Loss on impairment of assets	1,973	—	6,111
Gain on forgiveness of liability	(1,788)	—	(2,791)
Loss on modification of debt	—	—	1,937
Gain on lease terminations	(5,334)	—	—
Fair value adjustments	(3,954)	(556)	(815)
Other, net	1,452	2,007	—
Changes in operating assets and liabilities:
Accounts receivable	25,344	(23,461)	122
Prepaid expenses	5,782	6,032	11,865
Accounts payable	2,013	21,366	6,494
Deferred revenue	20	(12,249)	(10,368)
Accrued liabilities and other current liabilities	136	20,613	2,034
Other operating assets and liabilities	(691)	(1,545)	13,937
Net cash used in operating activities	(158,315)	(224,202)	(175,373)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	24	3,363	21,998
Purchases of property, plant and equipment	(576)	(9,954)	(53,062)
Purchases of available-for-sale securities	—	(14,647)	(24,629)
Proceeds from sale of available-for-sale securities	—	30,000	25,000
Purchase of long-term investment	—	(5,396)	—
Proceeds from sale of long-term investment	579	34	—
Cash paid for business acquisition, net	—	—	(2,917)
Net cash provided by (used in) investing activities	27	3,400	(33,610)
Cash flows from financing activities:
Net proceeds from sale of equity	33,023	133,157	99,211
Net proceeds from sale of subsidiary shares in private placement	5,800	—	—
Proceeds from employee stock purchases and option exercises	647	807	898
Purchase of treasury shares to satisfy tax withholdings	—	(4,566)	(3,789)
Purchase of subsidiary shares	—	(606)	—
Proceeds from Ligand Purchase Agreement, net of expenses	73,851	—	—
Proceeds from the issuance of long-term debt, net	20,000	—	—
Payment of finance lease obligations	(10,481)	(8,926)	(490)
Net cash provided by financing activities	122,840	119,866	95,830
Effect of exchange rate changes on cash	(260)	(628)	(104)
Net decrease in cash, cash equivalents and restricted cash	(35,708)	(101,564)	(113,257)
Cash, cash equivalents and restricted cash, beginning of period	79,779	181,343	294,600
Cash, cash equivalents and restricted cash, end of period	$44,071	$79,779	$181,343
Supplemental cash flow information:
Cash paid for interest	$2,278	$3,168	$1,143
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$—	$4,580
Issuance of stock options for payment of certain employee bonuses	9,321	—	—
Issuance of common stock, $0.01 par value, in connection with the issuance of long-term debt	220	—	—
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	—	7,288	6,635
Issuance of common stock, $0.01 par value, in connection with payment for services	—	690	138
Issuance of common stock, $0.01 par value, for milestone achievement	—	—	500
Issuance of subsidiary stock options for payment of certain employee bonuses	1,032	—	—
Issuance of subsidiary shares for employee bonus	—	1,011	294

Insurance financing agreements	771	707	1,377
Lease right-of-use assets obtained in exchange for new operating lease liabilities	105	318	9,206
Lease right-of-use assets obtained in exchange for new finance lease liabilities	122	4,812	25,027

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage biotechnology company specializing in discovering and developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, adoptive cell therapies (via MiNK Therapeutics, Inc. ("MiNK")), and vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting CTLA-4 and PD-1 combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

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

Our business activities include product research, preclinical and clinical development, intellectual property prosecution, manufacturing, regulatory and clinical affairs, corporate finance and development activities, and support of our collaborations. Our product candidates require successful clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. Part of our strategy is to develop and commercialize some of our product candidates through arrangements with academic and corporate collaborators and licensees.

Our cash and cash equivalents at December 31, 2024 were $40.4 million, a decrease of $35.7 million from December 31, 2023. Cash and cash equivalents of our subsidiary, MiNK, at September 30, 2024, were $6.3 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances. We have incurred significant losses since our inception in 1994. As of December 31, 2024, we had an accumulated deficit of $2.18 billion.

Based on our current plans and projections, we believe that our cash resources of $40.4 million at December 31, 2024, along with additional cash inflows we may receive in 2025, will be sufficient to satisfy our critical liquidity requirements through the second quarter of 2025. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances.

Currently we are in discussions with entities including operating companies and financial entities to provide the funding necessary to support our operations through our planned registration and launch strategy for botensilimab/balstilimab. However, because the completion of cash funding transactions is not entirely within our control, and in accordance with accounting standards, substantial doubt continues to exist about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management continues to diligently address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. We expect our sources of funding to include additional out-licensing agreements, asset sales, project financing, and/or sales of equity securities.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Agenus and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Non-controlling interest in the consolidated financial statements represents the portion of two of our subsidiaries not 100% owned by Agenus. Refer to Note 10 for additional detail.

On April 4, 2024, we executed a reverse stock split of our issued and outstanding common stock, par value $0.01, at a ratio of 1-for-20 with a record date of April 12, 2024 (the “Reverse Stock Split”). All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. Refer to Note 9 for additional detail.

In the years ended December 31, 2024 and 2023, we deconsolidated certain foreign subsidiaries and recognized gains of approximately $185,000 and $132,000, respectively, included in "Other income (expense)" on our consolidated statements of operations and comprehensive loss.

(b) Segment Information

We are managed and currently operate as four segments. However, we have concluded that our operating segments meet the criteria required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we do not have separately reportable segments as defined by ASC 280. Refer to Note 21 for additional detail.

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

(f) Accounts Receivable

Accounts receivable are amounts due from our collaboration partners and customers as a result of research and development and other services provided, as well as the shipment of clinical product. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2024 and 2023, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(g) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $12.8 million, $11.9 million, and $4.7 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

(h) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $35.2 million and $13.1 million at December 31, 2024 and 2023, respectively.

(i) Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

For the years ended December 31, 2024, 2023 and 2022, 98%, 73% and 72%, respectively, of our revenue was earned from one collaboration partner.

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

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative stand-alone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative stand-alone selling prices. Determining the amount of the transaction price to allocate to each separate performance obligation requires significant judgment, which is discussed in further detail for each of the Company’s contracts with customers in Note 13.

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

(j) Foreign Currency Transactions

Gains and losses from our foreign currency-based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). We recorded a foreign currency losses of $29,000, $0.1 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

(l) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value. Compensation cost for awards with time-based vesting is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur. See Note 11 for a further discussion on share-based compensation.

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

(n) Net Loss Per Share

Basic income and loss per common share are calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2024, 2023, and 2022, as they would be anti-dilutive (in thousands):

	Year Ended
	2024	2023	2022
Warrants	965	99	99
Stock options	5,243	2,141	1,799
Nonvested shares	42	27	18
Series A-1 convertible preferred stock	17	17	17

(o) Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Annually we assess whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. We perform our annual impairment test as of October 31 of each year. The first step of our impairment analysis compares the fair value of our reporting units to their net book value to determine if there is an impairment. We operate as four reporting units. As of December 31, 2024, our entire goodwill balance is allocated to a reporting unit with a negative carrying amount. In the year ended December 31, 2024, we recognized a goodwill impairment charge of approximately $0.6 million related to the full impairment of the goodwill assigned to one reporting unit. No goodwill impairment was recognized in the years ended December 31, 2023 and 2022.

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

(r) Recent Accounting Pronouncements

Recently Issued and Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments and all existing segment disclosures in Topic 280. We adopted the standard as of December 31, 2024. The adoption of this standard resulted in increased disclosures, including significant segment expenditures, in the notes to our consolidated financial statements.

Recently Issued, Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that ASU 2023-09 will have on the disclosures in the notes to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). This new guidance requires all public entities to incorporate disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt ASU 2024-03 prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the year ended December 31, 2024 had or is expected to have a material impact on our consolidated financial statements or disclosures.

(3) Goodwill and Acquired Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for year ended December 31, 2024 (in thousands):

Balance, December 31, 2023	$24,723
Impairment	(602)
Effect of foreign currency	(29)
Balance, December 31, 2024	$24,092

Acquired intangible assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,841	$(15,522)	$1,319
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(16,986)	$3,376

	As of December 31, 2023
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,841	$(15,184)	$1,657
Trademarks	4-4.5 years	1,213	(1,185)	28
Other	2-7 years	1,988	(1,319)	669
In-process research and development	Indefinite	2,057	—	2,057
Total		$22,099	$(17,688)	$4,411

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $0.5 million, $1.5 million and $2.2 million, respectively. Amortization expense related to acquired intangibles is estimated at, $0.3 million for each of 2025, 2026, 2027 and 2028, and $40,000 for 2029.

IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

(4) Investments

Cash Equivalents

Cash equivalents consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$6,954	$6,954	$70,485	$70,485
Total	$6,954	$6,954	$70,485	$70,485

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the years ended December 31, 2024, 2023 and 2022.

Of the investments listed above, all were classified as cash equivalents on our consolidated balance sheets as of December 31, 2024 and 2023.

(5) Restricted Cash

As of December 31, 2024, 2023, and 2022 we maintained non-current restricted cash of $3.6 million, $3.7 million and $2.7 million, respectively. These amounts are included within “Other long-term assets” in our consolidated balance sheets and are comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that agrees to the total of the aforementioned amounts shown in our consolidated statements of cash flows as of December 31, 2024, 2023 and 2022, respectively (in thousands):

	2024	2023	2022
Cash and cash equivalents	$40,437	$76,110	$178,674
Restricted cash	3,634	3,669	2,669
Cash, cash equivalents and restricted cash	$44,071	$79,779	$181,343

(6) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2024 and 2023 consist of the following (in thousands):

	2024	2023	Estimated Depreciable Lives
Land	$12,286	$12,286	Indefinite
Building and building improvements	5,837	5,837	35 years
Furniture and fixtures	6,491	6,448	3 to 10 years
Laboratory, manufacturing and transportation equipment	63,012	64,276	4 to 15 years
Leasehold improvements	94,860	95,645	2 to 14 years
Software and computer equipment	9,370	9,360	3 years
Construction in progress	784	1,512
	192,640	195,364
Less accumulated depreciation and amortization	(72,553)	(61,943)
Total	$120,087	$133,421

During the year ended December 31, 2022, we sold land with a recorded value of $5.7 million and recorded a gain on the sale of $16.3 million, included in "other income" in our consolidated statements of operations and comprehensive loss.

(7) Income Taxes

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2021 through 2024. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2020 and prior. However, net operating losses from the tax year 2020 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2024, we had available net operating loss carryforwards of $910.1 million and $437.1 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, $404.5 million of these Federal and $1.7 million of these State net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire between 2025 and 2044. Our ability to use these net operating losses may be limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $5.8 million and $1.4 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2025 and 2034 and 2025 and 2030, respectively. Additionally, we have $21,000 of state investment tax credits, available to offset future taxable income that expire in 2026. We also have foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $2.6 million in the United Kingdom, $9.1 million in Belgium, $715,000 in Ireland, $289,000 in Hong Kong and $2.3 million in Russia. Additionally, we have $3.0 million of net operating loss carryforwards, in Switzerland, which begin to expire in 2030. The potential impacts of these provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $87.0 million and $70.9 million as of December 31, 2024 and 2023, respectively.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below (in thousands).

	2024	2023
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$216,158	$191,671
Foreign net operating loss carryforwards	3,906	7,093
Research and development tax credits	7,153	8,348
Share-based compensation	4,675	5,083
Intangible Assets	19,279	24,563
Interest expense carryforward	15,369	12,183
Deferred Revenue	44,005	46,025
Lease Liability	13,246	17,709
Capitalized research expenditures	87,041	70,879
Other	5,920	8,773
Total deferred tax assets	416,752	392,327
Less: valuation allowance	(401,491)	(376,483)
Net deferred tax assets	15,261	15,844
Foreign intangible assets	(441)	(462)
Right of use asset	(5,875)	(6,761)
Depreciable assets	(8,919)	(8,589)
Other	(138)	(144)
Deferred tax liabilities	(15,373)	(15,956)
Net deferred tax liability	$(112)	$(112)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets increased by $25.0 million and $28.6 million during the years ended December 31, 2024 and 2023, respectively.

Income tax expense was nil for the years ended December 31, 2024, 2023 and 2022. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands).

	2024	2023	2022
Computed “expected” Federal tax benefit	$(48,780)	$(54,096)	$(48,438)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	25,986	27,647	50,039
(Decrease) increase due to uncertain tax positions	40	—	—
Nontaxable liquidation of subsidiaries	1,402	1,925	—
Loan forgiveness	—	—	1,206
State and local income benefit, net of Federal income tax benefit	2,002	4,565	(12,533)
Equity based compensation	3,054	4,696	3,000
Foreign rate differential	396	(213)	(267)
Change in fair value contingent consideration	—	—	(171)
Expiration of tax attributes	14,250	14,288	10,428
Other, net	1,650	1,188	(3,264)
Income tax benefit	$—	$—	$—

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Balance, January 1	$3,433	$3,291	$3,148
Increase (decrease) related to current year positions	(51)	(6)	3
Increase (decrease) related to previously recognized positions	(152)	148	140
Balance, December 31	$3,230	$3,433	$3,291

These unrecognized tax benefits would all impact the effective tax rate if recognized. There are no positions which we anticipate could change within the next twelve months.

(8) Accrued and Other Current Liabilities

Accrued liabilities consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Payroll	$10,872	$14,512
Professional fees	4,695	7,101
Contract manufacturing costs	2,915	7,613
Research services	9,720	10,807
Other	6,759	5,250
Total	$34,961	$45,283

Other current liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Finance lease liabilities	$4,702	$10,457
Other	3,115	3,458
Total	$7,817	$13,915

(9) Equity

Effective August 5, 2022, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 400,000,000 to 800,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $1,897.20 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $2.5 million or $78.46 per share, and $2.3 million or $71.67 per share, at December 31, 2024 and 2023, respectively.

On July 22, 2020, we filed an Automatic Shelf Registration Statement on Form S-3ASR (file no. 333-240006) (the “First Registration Statement”). The First Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus covering the offering, issuance and sale of up to 5.0 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) entered into with B. Riley on July 22, 2020. On March 1, 2022, we filed a prospectus supplement in connection with the potential offer and sale of up to an additional 5.0 million shares of common stock pursuant to the Sales Agreement. This First Registration Statement expired in July 2023.

On June 23, 2023, we filed an Automatic Shelf Registration Statement on Form S-3ASR (file no. 333-272911) (the “Second Registration Statement”). The Second Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus supplement that covered the potential offer and sale of up to 9.2 million shares of common stock pursuant to the Sales Agreement.

On March 14, 2024, we filed a Post-effective Amendment to an Automatic Shelf Registration Statement on Form POSASR (file no. 333-272911) and a Post-Effective Amendment for Registration Statement on Form POS AM (file no. 333-272911) (together, the “Third Registration Statement”). The Third Registration Statement included both a base prospectus that covered the potential offering, issuance and sale from time to time of up to $300.0 million of common stock, preferred stock, warrants, debt securities and units of Agenus and a prospectus supplement for the potential offer and sale of up to 6,725,642 shares of common stock (the “Initial ATM Shares”) in “at the market” offerings pursuant to the Sales Agreement. On August 8, 2024, we filed an additional prospectus supplement for the potential offer and sale of up to an additional 13,834,015 shares of common stock (together with the Initial ATM Shares, the “Placement Shares”) in “at the market” offerings pursuant to the Sales Agreement. Sales pursuant to the Sales Agreement will be made only upon our instruction to the Sales Agent, and we cannot provide assurances that we will issue any additional Placement Shares pursuant to the Sales Agreement.

During the years ended December 31, 2024, 2023 and 2022 we received net proceeds of approximately $33.0 million, $133.2 million and $99.2 million from the sale of approximately 3.6 million shares, 4.2 million shares and 2.3 million shares, respectively, of our common stock at an average price per share of approximately $9.37, $32.60 and $45.40, respectively, in at-the-market offerings under the Sales Agreement.

On April 3, 2024, our stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect the Reverse Stock Split of our issued and outstanding common stock at a ratio of 1-for-20. On April 4, 2024, we filed a Certificate of Eighth Amendment (the “Certificate of Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on April 12, 2024. As of the opening of trading on April 12, 2024, our common stock began trading on a post-split basis under CUSIP number 00847G 804.

All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

In connection with the Ligand Purchase Agreement described in Note 17, on May 6, 2024, we issued to Ligand a warrant to purchase 867,052 shares of our common stock, at an exercise price equal to $17.30 per share. The exercise price of the Ligand Warrant and the number of shares issuable upon exercise of the Ligand Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Ligand Warrant is exercisable until May 6, 2029.

(10) Non-controlling Interest

Non-controlling interest recorded in our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	2024	2023	2022
MiNK Therapeutics, Inc.	45%	37%	22%
SaponiQx, Inc.	30%	30%	30%

Changes in non-controlling interest for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Beginning balance	$11,949	$6,376	$13,469

Net loss attributable to non-controlling interest	(5,059)	(11,676)	(10,582)

Other items:
Sale of subsidiary shares in private placement	10,234	—	—
Distribution of subsidiary shares to Agenus stockholders	—	14,888	—
Purchase of subsidiary shares	—	(2,546)	—
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	20	71	—
Issuance of subsidiary shares for employee bonus	—	1,011	294
Subsidiary share-based compensation	2,812	3,825	3,195
Total other items	13,066	17,249	3,489

Ending balance	$19,956	$11,949	$6,376

Sale of subsidiary shares in private placement

On May 13, 2024, MiNK entered into a Stock Purchase Agreement with a certain investor (the “Purchaser”), pursuant to which MiNK issued and sold an aggregate of 464,000 shares of its Common Stock (the “MiNK Common Shares”), at a purchase price of $12.50 per share. The aggregate purchase price paid by the Purchaser for the MiNK Common Shares was approximately $5.8 million, net of offering expenses. The transaction closed on May 14, 2024.

Distribution of subsidiary shares to Agenus stockholders

On March 29, 2023, our Board of Directors declared a stock dividend (the "Dividend") consisting of an aggregate of 500,000 shares (the "Dividend Stock") of common stock, par value $0.00001 per share, of MiNK held by Agenus to record holders of Agenus' common stock, par value $0.01 per share as of the close of business on April 17, 2023 (the "Record Date").

On May 1, 2023, we paid the Dividend and distributed 0.0292 of a share of the Dividend Stock for each share of Agenus Common Stock outstanding as of the close of business on the Record Date. No fractional shares were issued in connection with the Dividend and the shareholders of Agenus who were entitled to receive fractional shares of the Dividend Stock received cash (without interest) in lieu of such fractional shares. Subsequent to the distribution of the Dividend Stock, we maintained a controlling voting interest in MiNK.

Purchase of subsidiary shares

During the year ended December 31, 2023, we purchased 44,649 shares of MiNK common stock in multiple open market transactions.

Subsidiary Share-based Compensation

Subsidiary share-based compensation attributed to non-controlling interest represents share-based compensation expense for awards issued by both MiNK Therapeutics and SaponiQx.

(11) Share-based Compensation Plans

On April 10, 2019, our Board of Directors adopted, and on June 19, 2019, our stockholders approved, our 2019 Equity Incentive Plan (the “2019 EIP”). On June 11, 2024, June 8, 2022 and June 15, 2021, our stockholders approved amendments to the 2019 EIP, increasing the number of shares available for issuance. The 2019 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 6.5 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events).

The Board of Directors appointed the Compensation Committee to administer the 2019 EIP. No awards will be granted under the 2019 EIP after June 19, 2029.

In the second quarter of 2019, our Board of Directors adopted, and on June 16, 2020, our stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program designed to comply with Section 423 of the Code. On June 12, 2023 and June 15, 2021, our stockholders approved amendments to the 2019 ESPP, increasing the number of shares available for issuance. There are 0.1 million shares reserved for issuance under the 2019 ESPP.

Our Directors’ Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. On June 11, 2024 and June 8, 2022, our stockholders approved amendments to this plan, increasing the number of shares available for issuance. There are 63,750 shares of our common stock reserved for issuance under this plan. As of December 31, 2024, 16,363 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 63,750 units, each representing a share of our common stock at a weighted average common stock price of $46.74, had been credited to participants’ stock accounts as of December 31, 2024. The compensation charges for this plan were immaterial for all periods presented.

On November 4, 2015, our Board of Directors adopted and approved our 2015 Inducement Equity Plan (the “2015 IEP”) in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4), which exempts inducement grants from the general requirement of the Nasdaq Listing Rules that equity-based compensation plans and arrangements be approved by stockholders. In October 2023, our Board of Directors approved an increase to the number of shares available for issuance. There are 175,000 shares of our common stock reserved for issuance under the 2015 IEP.

We primarily use the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of our Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2024	2023	2022
Expected volatility	86%	72%	68%
Expected term in years	6	6	6
Risk-free interest rate	3.8%	3.3%	1.8%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,141,360	$65.00
Granted	3,334,887	6.91
Exercised	(16,668)	12.26
Forfeited	(93,758)	26.87
Expired	(122,905)	63.56
Outstanding at December 31, 2024	5,242,916	28.76	8.06	$—
Vested or expected to vest at December 31, 2024	5,242,916	28.76	8.06	$—
Exercisable at December 31, 2024	2,534,682	$50.07	6.52	$—

The weighted average grant-date fair values of options granted during the years ended December 31, 2024, 2023, and 2022, was $10.75, $28.20, and $35.00, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2024 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022, determined on the dates of exercise, was $64,000, $13,000, and $70,000, respectively.

During 2024, 2023, and 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated January 16, 2024 and January 17, 2024. In January 2024, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an amendment to our 2019 EIP. This approval was obtained in June 2024. Accordingly, these awards have a grant date of June 2024, with an exercise price as of the date the Board of Director's approved the awards in January 2024.

As of December 31, 2024, there was $13.1 million of unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 1.4 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2024 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	27,163	$37.20
Granted	48,561	11.96
Vested	(17,002)	29.11
Forfeited	(16,500)	21.82
Outstanding at December 31, 2024	42,222	$17.30

As of December 31, 2024, there was $1.1 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a weighted average period of 3.1 years. The total intrinsic value of shares vested during the years ended December 31, 2024, 2023, and 2022, was $0.2 million, $11.5 million, and $10.9 million, respectively.

Cash received from option exercises and purchases under our 2019 ESPP for the years ended December 31, 2024, 2023, and 2022, was $0.6 million, $0.8 million, and $0.9 million, respectively.

We issue new shares upon option exercises, purchases under our 2019 ESPP, vesting of non-vested stock and under the Directors’ Deferred Compensation Plan. During the years ended December 31, 2024, 2023, and 2022, 16,668 shares, 2,337 shares, and 5,166 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2024, 2023, and 2022, 30,637 shares, 22,469 shares, and 16,310 shares, were issued under the 2019 ESPP, respectively. During the years ended December 31, 2024, 2023, and 2022, 17,002 shares, 4,804 shares, and 11,524 shares, respectively, were issued as a result of the vesting of non-vested stock. Additionally, during the years ended December 31, 2023, and 2022, 232,190 shares and 204,504 shares were issued as payment for certain employee bonuses, with 83,438 and 72,342 of those shares being withheld to cover taxes, resulting in a net share issuance of 148,752 and 132,162, respectively.

The impact on our results of operations from share-based compensation for the years ended December 31, 2024, 2023, and 2022, was as follows (in thousands).

	Year Ended
	2024	2023	2022
Research and development	$11,998	$6,237	$4,847
General and administrative	15,329	16,114	13,391
Total share-based compensation expense	$27,327	$22,351	$18,238

(12) License, Research, and Other Agreements

On December 5, 2014, we entered into a license agreement with the Ludwig Institute for Cancer Research Ltd., or Ludwig, which replaced and superseded a prior agreement entered into between the parties in May 2011. Pursuant to the terms of the license agreement, Ludwig granted us an exclusive, worldwide license under certain intellectual property rights of Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40 and TIM-3 antibodies. On January 25, 2016, we entered into a second license agreement with Ludwig, on substantially similar terms, to develop CTLA-4 and PD-1 antibodies. Pursuant to the December 2014 license agreement, we made an upfront payment of $1.0 million to Ludwig. The December 2014 license agreement also obligates us to make potential milestone payments of up to $20.0 million for events prior to regulatory approval of licensed GITR, OX40 and TIM-3 products, and potential milestone payments in excess of $80.0 million if such licensed products are approved in multiple jurisdictions, in more than one indication, and certain sales milestones are achieved. Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved. Under each of these license agreements, we will also be obligated to pay low to mid-single digit royalties on all net sales of licensed products during the royalty period, and to pay Ludwig a percentage of any sublicensing income, ranging from a low to mid-double digit percentage depending on various factors. The license agreements may each be terminated as follows: (i) by either party if the other party commits a material, uncured breach; (ii) by either party if the other party initiates bankruptcy, liquidation or similar proceedings; or (iii) by us for convenience upon 90 days’ prior written notice. The license agreements also contain customary representations and warranties, mutual indemnification, confidentiality and arbitration provisions.

We have entered into various cancelable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $660.7 million over the term of the studies. For the years ended December 31, 2024, 2023, and 2022, $64.2 million, $94.5 million, and $66.3 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2024, we have expensed $616.5 million as research and development expenses and $578.3 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

(13) Revenue from Contracts with Customers

Bristol Myers Squibb Company License Agreement

On May 17, 2021, we entered into a License, Development and Commercialization Agreement (“BMS License Agreement”) with Bristol Myers Squibb Company (“BMS”) to collaborate on the development and commercialization of our proprietary anti-TIGIT bispecific antibody program AGEN1777. Pursuant to the BMS License Agreement, we received a non-refundable upfront cash payment of $200.0 million and were eligible to receive up to $1.36 billion in aggregate development, regulatory and commercial milestone payments plus the tiered royalties described below. In July 2021, the BMS License Agreement closed, and we received the $200.0 million upfront payment.

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

Under the BMS License Agreement, we granted BMS an exclusive worldwide license under certain of our intellectual property rights to develop, manufacture and commercialize AGEN1777 and its derivatives in all fields; provided, we retained an option to access the licensed antibodies for use in clinical studies in combination with certain of our other pipeline assets subject to certain restrictions. In exchange, BMS was responsible for all of the development, regulatory approval, manufacturing and commercialization costs with respect to products containing AGEN1777. On July 30, 2024, we received notice from BMS that it was voluntarily terminating the BMS License Agreement, effective as of January 26, 2025. Upon termination, BMS returned AGEN1777 to us.

License Revenue

We identified a single performance obligation under the BMS License Agreement, the license of AGEN1777 (“AGEN1777 License”). All other promised goods/services were deemed immaterial in the context of the contract. We determined that the AGEN1777 License was both capable of being distinct and distinct within the context of the contract as the AGEN1777 License has significant stand-alone functionality as of contract inception and BMS can begin deriving benefit from the AGEN1777 License without consideration of the immaterial services. The $200.0 million upfront payment was allocated to the single performance obligation and recognized as revenue at contract inception.

For the year ended December 31, 2024, no revenue was recognized. For the year ended December 31, 2023, we recognized $25.0 million in research and development revenue related to the achievement of a milestone. For the year ended December 31, 2022, no revenue was recognized.

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

For the years ended December 31, 2024 and 2023, no revenue was recognized. For the year ended December 31, 2022, we recognized approximately $0.7 million of research and development revenue related to the Betta License Agreement.

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

We identified the following performance obligations under the UroGen License Agreement: (1) the license of AGEN1884 that we granted UroGen, and (2) the clinical supply of AGEN1884 that we agreed to supply to UroGen. We concluded that the combined standalone selling price of the license approximated the $10.0 million upfront fee and as such the full amount was recognized at a point-in-time, upon delivery of the license to UroGen at contract inception. Revenue related to the supply of AGEN1884 is recognized under the “as invoiced” practical expedient.

For the years ended December 31, 2024, 2023 and 2022, we recognized approximately $0.3 million, $0.1 million and $0.2 million, respectively, of research and development revenue related to the UroGen License Agreement.

Gilead Collaboration Agreement

Pursuant to the terms of two separate option and license agreements between the parties (each, an “Option and License Agreement” and together, the “Option and License Agreements”), we granted Gilead exclusive options to license exclusively (“License Option”) our bispecific antibody, AGEN1223, and our monospecific antibody, AGEN2373 (together, the “Option Programs”), during the respective Option Periods (defined below). Pursuant to the terms of the Option and License Agreements, we agreed to grant Gilead an exclusive, worldwide license under our intellectual property rights to develop, manufacture and commercialize AGEN1223 or AGEN2373, as applicable, in all fields of use upon Gilead’s exercise of the applicable License Option. In the third quarter of 2021 we ceased development of AGEN1223 and in October 2021 the AGEN1223 option and license agreement was formally terminated. In August 2024, Gilead elected not to exercise the option to license AGEN2373 and the option and license agreement was formally terminated. Gilead was entitled to exercise its License Option for either or both Option Programs at any time up until ninety (90) days following Gilead’s receipt of a data package with respect to the first complete Phase 1b clinical trial for each Option Program (the “Option Period”). During the Option Period, we were responsible for the costs and expenses related to the development of the Option Programs.

Research and Development Revenue

For the year ended December 31, 2024, no revenue was recognized. For the year ended December 31, 2023, we recognized research and development revenue of $12.2 million based on the partial satisfaction of the over time performance obligations as of period end. For the year ended December 31, 2022, we recognized research and development revenue of $5.0 million related to the achievement of a milestone and $9.5 million based on the partial satisfaction of the over time performance obligations as of period end.

Incyte Collaboration Agreement

On January 9, 2015, and effective February 19, 2015, we entered into a global license, development and commercialization agreement (the “Collaboration Agreement”) with Incyte pursuant to which the parties plan to develop and commercialize novel immuno-therapeutics using our antibody discovery platforms. The Collaboration Agreement was initially focused on four checkpoint modulator programs directed at GITR, OX40, LAG-3 and TIM-3. In addition to the four identified antibody programs, the parties have an option to jointly nominate and pursue the development and commercialization of antibodies against additional targets during a five-year discovery period which, upon mutual agreement of the parties for no additional consideration, can be extended for an additional three years. In November 2015, we and Incyte jointly nominated and agreed to pursue the development and commercialization of three additional checkpoint targets. In February 2017, we amended the Collaboration Agreement by entering into a First Amendment to License, Development and Commercialization Agreement (the “First Amendment”). In October 2019, we further amended the Collaboration Agreement by entering into a Second Amendment to License, Development and Commercialization Agreement (the “Second Amendment”). See “Amendments” section below.

In October 2022, Incyte notified us of their intent to terminate the OX40 program, effective October 2023. Upon termination, the rights to the OX40 program reverted back to us. In May 2023, Incyte notified us of their intent to terminate both the GITR program and the undisclosed program, effective May 2024. Upon termination, the rights to the GITR program and the undisclosed program reverted back to us. In July 2024, Incyte announced that it would discontinue further development of the LAG-3 program and TIM-3 program and in February 2025, Incyte notified us of their intent to terminate the entire Collaboration Agreement, effective February 2026. Upon termination, the rights to all remaining programs will revert back to us.

Pursuant to the XOMA Royalty Purchase Agreement, we sold to XOMA 33% of the future royalties and 10% of the future milestones that we were entitled to receive from Incyte, excluding the $5.0 million milestone that we recognized in the three months ended September 30, 2018.

Agreement Structure

Under the terms of the Collaboration Agreement, we received non-creditable, nonrefundable upfront payments totaling $25.0 million. In addition, until the Amendment, the parties shared all costs and profits for the GITR, OX40 and two of the additional antibody programs on a 50:50 basis (profit-share products), and we were eligible to receive up to $20.0 million in future contingent development milestones under these programs. Until the terminations, Incyte was obligated to reimburse us for all development costs that we incur in connection with the TIM-3, LAG-3 and one of the additional antibody programs (royalty-bearing products) and we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestone payments and (ii) tiered royalties on global net sales at rates generally ranging from 6% to 12%. For each royalty-bearing product, we also had the right to elect to co-fund 30% of development costs incurred following initiation of pivotal clinical trials in return for an increase in royalty rates. Additionally, we had the option to retain co-promotion participation rights in the United States on any profit-share product. Through the direction of a joint steering committee, until the Amendment, the parties anticipated that, for each program, we would serve as the lead for pre-clinical development activities through investigational new drug (“IND”) application filing, and Incyte would serve as the lead for clinical development activities. The parties initiated the first clinical trials of antibodies arising from these programs in 2016.

Amendments

Pursuant to the terms of the First Amendment, the GITR and OX40 programs immediately converted from profit-share programs to royalty-bearing programs and we became eligible to receive a flat 15% royalty on global net sales should any candidates from either of these two programs be approved. Incyte is now responsible for global development and commercialization and all associated costs for these programs. In addition, the profit-share programs relating to TIGIT and one undisclosed target were removed from the collaboration, with the undisclosed target reverting to Incyte and TIGIT to Agenus. The terms for the remaining three royalty-bearing programs targeting TIM-3, LAG-3 and one undisclosed target remain unchanged, with Incyte being responsible for global development and commercialization and all associated costs. The Amendment gave Incyte exclusive rights and all decision-making authority for manufacturing, development, and commercialization with respect to all royalty-bearing programs.

In connection with the First Amendment, Incyte paid us $20.0 million in accelerated milestones related to the clinical development of the antibody candidates targeting GITR and OX40.

Pursuant to the terms of the Second Amendment, we transitioned preclinical development and IND preparation of the undisclosed target to Incyte.

Research and Development Revenue

For the year ended December 31, 2024, no revenue was recognized. For the years ended December 31, 2023 and 2022, we recognized approximately $1.4 million and $1.6 million, respectively, of research and development revenue for research and development services provided.

GSK License and Amended GSK Supply Agreements

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 STIMULON (the “GSK License Agreement” and the “GSK Supply Agreement,” respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 STIMULON. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 STIMULON for a stated period of time. Under these agreements, GSK paid an upfront license fee of $3.0 million and agreed to pay aggregate milestones of $5.0 million. In July 2007, the Amended GSK Supply Agreement was further amended, and we were paid an additional fixed fee of $7.3 million. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of our QS-21 STIMULON (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which such rights expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We were also generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product. We sold these royalty rights to HCR in January 2018 pursuant to the HCR Royalty Purchase Agreement but continue to recognize revenue under the GSK Agreements because the sale to HCR was accounted for as a borrowing arrangement (See Note 17).

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

For the years ended December 31, 2024 and 2023, we recognized $101.0 million and $114.6 million, respectively, of non-cash royalty revenue. For the year ended December 31, 2022, we recognized $25.3 million of royalty sales milestone revenue, which was cash-settled based on the terms of the arrangement with HCR, and $45.3 million of non-cash royalty revenue.

Disaggregation of Revenue

The following table presents revenue (in thousands) for years ended December 31, 2024, 2023 and 2022, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Year ended December 31, 2024
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$482	$—	$482
Other services	—	2,003	2,003
Non-cash royalties	100,978	—	100,978
	$101,460	$2,003	$103,463

	Year ended December 31, 2023
Revenue Type
License fees and milestones	$25,000	$—	$25,000
Clinical product revenue	116	—	116
Research and development services	1,435	—	1,435
Other services	—	2,978	2,978
Recognition of deferred research and development revenue	12,213	—	12,213
Non-cash royalties	114,572	—	114,572
	$153,336	$2,978	$156,314

	Year ended December 31, 2022
Revenue Type
License fees and milestones	$5,000	$—	$5,000
Royalty sales milestone	25,250	—	25,250
Clinical product revenue	762	—	762
Research and development services	1,676	—	1,676
Other services	—	10,514	10,514
Recognition of deferred research and development revenue	9,537	—	9,537
Non-cash royalties	45,285	—	45,285
	$87,510	$10,514	$98,024

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Year ended December 31, 2024	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,161	$27	$(14)	$1,174

In the year ended December 31, 2024, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

(14) Related Party Transactions

During the years ended December 31, 2024, 2023 and 2022, our Audit and Finance Committee approved the performance of research and development manufacturing services totaling $97,000, $150,000 and $106,000, respectively, for Protagenic Therapeutics, Inc (“Protagenic”). We are reimbursed for these services on an actual time and materials basis. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic.

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

In June 2024, Dr. Jennifer Buell was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the year ended December 31, 2024, we expensed Wolf Greenfield fees totaling approximately $200,000. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

(15) Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices, a facility in Emeryville, California for the development of a cGMP manufacturing facility and a facility in Cambridge, United Kingdom for research and development and corporate offices. We had subleased a small portion of the space in our main Lexington facility for part of the associated head lease. This sublease expired in 2022. These agreements expire at various times between 2025 and 2036, with options to extend certain of the leases.

We also have finance lease agreements for research and manufacturing equipment that expire at various times between 2025 and 2027. The terms of one of our finance lease agreements require us to maintain a specified minimum cash balance. As of December 31, 2024, our cash balance was below this threshold. Despite this, we remain current on all lease payments under the agreement. The financial institution has the contractual right to take remedial actions, including potentially reclaiming the leased assets until we regain compliance. As of December 31, 2024, the remaining amounts owed under this lease totaled approximately $4.7 million, with payments scheduled through September 2025.

The components of lease cost recorded in our consolidated statement of operations were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$8,695	$10,000	$9,351
Finance lease cost	5,104	5,024	309
Variable lease cost	3,467	3,375	3,108
Sublease income	—	—	(613)
Net lease cost	$17,266	$18,399	$12,155

Finance lease cost for the years ended December 31, 2024 and 2023 includes $3.8 million and $2.8 million, respectively, related to amortization of the right-of-use assets and $1.2 million and $2.2 million, respectively, related to interest on the lease liabilities. Variable lease cost for the years ended December 31, 2024, 2023 and 2022, primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the years ended December 31, 2024, 2023 and 2022 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 was approximately $2.4 million, $2.8 million and $2.6 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the years ended December 31, 2024, 2023 and 2022 was approximately $10.5 million, $8.9 million and $0.5 million, respectively.

The following table presents supplemental balance sheet information related to our leases as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024	As of December 31, 2023
Operating Leases
Operating lease right-of-use assets	$27,308	$29,606
Total operating lease right-of-use assets	27,308	29,606

Current portion, operating lease liabilities	2,446	2,587
Operating lease liabilities, net of current portion	54,551	62,511
Total operating lease liabilities	56,997	65,098

Finance Leases
Property, plant and equipment, net	31,686	35,629
Total finance lease right-of-use assets	31,686	35,629

Other current liabilities	4,702	10,457
Other long-term liabilities	115	4,719
Total finance lease liabilities	$4,817	$15,176

During the years ended December 31, 2024 and 2022, we recognized operating lease right-of-use asset impairment losses of approximately $0.9 million and $6.1 million, respectively, resulting from the abandonment of three operating facility leases. These impairment losses are recorded in "other expense" in our consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2024, we recognized a $5.3 million gain on the termination of two operating facility leases. This gain was recorded in "other expense" in our consolidated statements of operations and comprehensive loss.

Maturities of our lease liabilities as of December 31, 2024 were as follows (in thousands):

Year	Operating Leases	Finance leases	Total future lease commitments
2025	$8,609	$4,879	$13,488
2026	8,297	107	8,404
2027	8,522	16	8,538
2028	8,773	—	8,773
2029	8,894	—	8,894
Thereafter	58,324	—	58,324
Total	$101,419	$5,002	$106,421
Less imputed interest	(44,422)	(185)
Present value of lease liabilities	$56,997	$4,817

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	December 31, 2024
	Operating	Finance
Weighted average remaining lease term (in years)	11.0	0.8
Weighted average discount rate	11.0%	11.6%

(16) Debt

Debt obligations consisted of the following as of December 31, 2024 and 2023 (in thousands):

Debt instrument	Balance at December 31, 2024	Unamortized Debt Discount	Net balance at December 31, 2024
Current Portion:
2015 Subordinated Notes	$2,471	$—	$2,471
Debentures	146	—	146
Other	81	—	81
Long-term Portion:
2015 Subordinated Notes	10,500	—	10,500
Promissory Note	22,000	(2,027)	19,973
Total	$35,198	$(2,027)	$33,171

Debt instrument	Balance at December 31, 2023
Current Portion:
Debentures	$146
Long-term Portion:
2015 Subordinated Notes	12,768
Total	$12,914

As of December 31, 2024, and 2023, the principal amount of our outstanding debt balance was $35.2 million and $13.1 million, respectively.

Promissory Note

On November 26, 2024, we, through a subsidiary, entered into a promissory note (the “Note”) with Ocean 1181 LLC (the “Lender”) for a loan in an aggregate principal amount of $22.0 million (the “Loan”). The Loan has a two-year term and is principally secured by our manufacturing facility in Berkeley, CA and parcels of land located in Vacaville, CA (collectively, the “Mortgaged Properties”).

We unconditionally guarantee to the Lender the payment and performance of the obligations under the Note. The Loan bears interest at a rate of 12% through November 30, 2025 and 13% from December 1, 2025 through November 30, 2026. Interest under the Note is payable monthly, one half in cash and one half of the Company’s common stock. Additionally, $1.8 million of the Loan funds were held back to serve as an interest payment reserve for the Loan.

At the closing of the Loan, we paid the Lender 153,003 shares of the Company’s common stock, representing the first month of interest, a 1% origination fee, as well as certain transaction expenses.

The Note contains customary representations, warranties and covenants, including customary events of default, including failure to repay the Loan when due. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of the Loan under the Note.

If we pay off or release any of the Mortgaged Properties within 120 days of the closing of the Loan, then there will be a two percent payoff fee assessed on the released amount. In the event of a disposition of a Mortgaged Property, the loan is subject to prepayment in an amount equal to the amount of the Loan applicable to the disposed Mortgaged Property.

The Loan was accounted for as debt under the guidance of ASU 470: Debt. As part of the transaction, we reimbursed the Lender for transaction costs and paid a 1% origination fee. These costs totaled approximately $0.4 million. Additionally, as stated above, the Lender withheld approximately $1.8 million of the proceeds to serve as an interest payment reserve. We have deemed this amount to represent debt discount. These amounts are presented net of the liability in our consolidated balance sheets and will be amortized to interest expense over the term of the Loan.

Subordinated Notes

On February 20, 2015, we, certain existing investors and certain additional investors entered into an Amended and Restated Note Purchase Agreement (the “2015 Subordinated Notes”) in the aggregate principal amount of $14.0 million and issued five year warrants (the “2015 Warrants”) to purchase 70,000 shares of our common stock at an exercise price of $102.00 per share.

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
•
terminated the warrants held by such noteholders to purchase 65,000 shares of the Company’s common stock previously issued in 2015;
•
terminated the warrants held by such noteholders to purchase 32,500 shares of the Company’s common stock previously issued in 2020; and
•
issued to such noteholders new warrants to purchase 65,000 shares of the Company’s common stock that will expire February 20, 2026 and issued new warrants to purchase 32,500 shares of the Company’s common stock that will expire February 20, 2028, all such warrants having an exercise price of $56.80 per share, which represented a 15% premium over the 30-day average trailing closing price of the Company’s common stock for the period ending November 9, 2022, and (the “New Warrants”).

The amended 2015 Subordinated Notes are not convertible into shares of our common stock and are set to mature on February 20, 2025, at which point we would be required to repay the full outstanding balance in cash. We may prepay the amended 2015 Subordinated Notes at any time, in part or in full, without premium or penalty.

In February 2025, we extended the maturity date of $10.5 million of the 2015 Subordinated Notes by sixteen months, from February 20, 2025 to July 20, 2026. Refer to Note 22 for additional detail.

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

(17) Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the year ended December 31, 2024 and for the period from the inception of the royalty transactions to December 31, 2024 (in thousands):

	Year ended December 31, 2024	Period from inception to December 31, 2024
Liability related to sale of future royalties and milestones - beginning balance	$257,296	$—
Proceeds from sale of future royalties and milestones	63,879	268,879
Non-cash royalty and milestone revenue	(100,978)	(400,468)
Non-cash interest expense recognized	117,342	469,128
Liability related to sale of future royalties and milestones - ending balance	337,539	337,539
Less: unamortized transaction costs	(1,172)	(1,172)
Liability related to sale of future royalties and milestones, net	$336,367	$336,367

Healthcare Royalty Partners

On January 6, 2018, we, through Antigenics, entered into the HCR Royalty Purchase Agreement with HCR, which closed on January 19, 2018. Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. As part of the transaction, we reimbursed HCR for transaction costs of $100,000 and incurred approximately $500,000 in transaction costs of our own, which are presented net of the liability in the consolidated balance sheet and will be amortized to interest expense over the estimated life of the HCR Royalty Purchase Agreement. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for the $190.0 million in proceeds from this transaction as a liability on our consolidated balance sheets that will be relieved in proportion to the royalty payments from GSK to HCR over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the consolidated balance sheets based on the estimated royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

In the years ended December 31, 2024, 2023 and 2022, we recognized $101.0 million, $114.6 million and $45.3 million, respectively, of non-cash royalty revenue and we recorded $106.7, $100.3 million and $62.7 million, respectively, of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these royalty amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. Since the inception of the HCR Royalty Purchase Agreement our estimate of the effective annual interest rate over the life of the agreement decreased to 23.8%, which results in a retrospective interest rate of 24.6%.

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

XOMA

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we were then entitled to receive from Incyte and Merck Sharp & Dohme (“Merck”) under our agreements with each party (see Note 13), net of certain of our obligations to a third party and excluding the $5.0 million milestone from Incyte that we recognized in the quarter ended September 30, 2018. We retained 90% of the future milestones and 67% of the future royalties under our agreements with Incyte and Merck. Although we sold our rights to receive 33% of future royalties and 10% of future milestones, as a result of our significant continued involvement in the generation of the potential royalties and milestones, we are required to account for the full amount of these royalties and milestones as revenue when earned, and we recorded the $15.0 million in proceeds from this transaction as a liability on our consolidated balance sheet. Under the terms of the XOMA Royalty Purchase Agreement, should the percentage of milestones and royalties ultimately received by XOMA US fail to repay the amount received by us at closing we would have no further obligation to XOMA US. No royalty or milestone revenue was recognized under this agreement in the years ended December 31, 2024, 2023 or 2022.

Ligand Pharmaceuticals

In May 2024, we and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the "Ligand Purchase Agreement") with Ligand Pharmaceuticals Incorporated ("Ligand"). Pursuant to the terms of the Ligand Purchase Agreement, Ligand will receive (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with BMS, UroGen, Gilead, Merck and Incyte, (the “Covered License Agreements”) (ii) 18.75% of the royalties the Company receives under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”). In the event that we relicense the programs in the Covered License Agreements, Ligand would retain its economic interest in any new agreement.

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

In consideration for the sale of the Purchased Assets, we received gross proceeds of $75.0 million, less $0.9 million in reimbursable expenses, on the closing date. In addition, Ligand has a time-based option to invest an additional $25.0 million on a pro rata basis ("Purchaser Upsize Option"), which expires on June 30, 2025.

In connection with the sale of the Purchased Assets, we issued to Ligand a warrant (the "Ligand Warrant") to purchase 867,052 shares of our common stock, at an exercise price equal to $17.30 per share. See Note 9 - Equity for further detail.

The $75.0 million in gross proceeds was allocated to the identified components as follows (in thousands):

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

The Purchaser Upsize Option is considered a freestanding financial instrument as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement. As such, it is accounted for as a written option which is accounted for as a liability at fair value and remeasured at each balance sheet date with changes in fair value recorded in earnings. The fair value of the Purchaser Upsize Option at December 31, 2024 was $69,200.

The Ligand Warrant is considered a freestanding financial instrument as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement, which was determined to be equity-classified under ASC 815.

To allocate the proceeds, the Purchaser Upsize Option liability and equity-classified Ligand Warrants were recognized based on their fair values and the residual was allocated to a liability related to the sale of future royalties and milestones on our consolidated balance sheets.

During the year ended December 31, 2024, we recorded $10.6 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of December 31, 2024, our estimate of the effective annual interest rate over the life of the agreement was 24.3%.

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

We are required to measure the Purchaser Upsize Option issued under the Ligand Purchase Agreement at fair value. The $69,200 fair value of the Purchaser Upsize Option at December 31, 2024, included in "Other current liabilities" in our consolidated balance sheets, is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation of this liability is determined based on a scenario analysis and uses assumptions we believe would be made by a market participant.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note 4)	$6,954	$6,954	$—	$—
Long-term investments	1,006	1,006	—	—
Total	$7,960	$7,960	$—	$—
Liabilities:
Purchaser Upsize Option (Note 17)	$69	$—	$—	$69
Contingent purchase price consideration	318	—	—	318
Total	$387	$—	$—	$387

Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note 4)	$70,485	$70,485	$—	$—
Long-term investments	3,222	3,222	—	—
Total	$73,707	$73,707	$—	$—
Liabilities:
Contingent purchase price consideration	$318	$—	$—	$318
Total	$318	$—	$—	$318

Long-term investments are included in "Other long-term assets" in our consolidated balance sheets.

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

The fair value of our outstanding debt balance at December 31, 2024 and 2023 was $36.3 million and $13.0 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2024 and 2023 was $35.2 million and $13.1 million, respectively.

(19) Contingencies

In September 2024, a putative securities class action lawsuit was commenced in the U.S. District Court for the District of Massachusetts (the “Court”) naming as defendants Agenus and three of its current officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024. The plaintiff seeks damages and interest, and an award of costs, including attorneys’ fees. We are unable to estimate a range of loss, if any, that could result were there to be an adverse decision in this action.

The Company has been served with three derivative actions in the Court filed by purported stockholders, captioned Royse v. Armen, et al., No. 1:24-cv-12823 (the “Royse Action”); Chen v. Armen, et al., No. 1:24-cv-13088 (the “Chen Action”), Ferraioli v. Armen, et al., No. 1:24-cv-13083 (the “Ferraioli Action”). The actions name certain of the Company’s executives and directors and allege that defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The Court consolidated the Royse Action and Chen Action on January 16, 2025 and defendants submitted an unopposed motion to stay all deadlines pending future developments in the securities class action on February 25, 2025. We are unable to estimate a range of loss, if any, that could result were there to be an adverse decision in this action.

In September 2024, we received a subpoena from the Boston Regional Office of the U.S. Securities and Exchange Commission seeking records relating to certain of our product candidates, correspondence with the FDA, public disclosure, and other matters. We have produced records pursuant to the subpoena. We are unable to estimate a range of loss, if any, that could result were there to be an adverse decision in this action.

(20) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2024, 2023, and 2022 we made discretionary contributions to the Plans of $1.3 million, $1.3 million, and $1.2 million, respectively. For the years ended December 31, 2024, 2023, and 2022, we expensed $1.3 million, $1.3 million, and $1.2 million, respectively, related to the discretionary contribution to the Plans.

(21) Segment and Geographic Information

Segments

We are managed and currently operate as four segments. However, we have concluded that our operating segments meet the criteria required by ASC 280 to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we have one reportable segment. Our one reportable segment is focused on the discovery, development and manufacturing of a comprehensive pipeline of immunological agents designed to expand patient populations benefiting from cancer immunotherapy.

Our Chief Executive Officer (“CEO”) serves as our Chief Operating Decision Maker (“CODM”) and is responsible for reviewing company performance and making decisions regarding resource allocation. Our CODM evaluates company performance based on net loss, as included in the Consolidated Statements of Operations and Comprehensive Loss, ensuring resource allocation decisions support company goals. The measure of segment assets is total assets, as included in the Consolidated Balance Sheets. Refer to the consolidated financial statements for other financial information regarding our single reportable segment.

The following table presents selected financial information related to our single reportable segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues	$103,463	$156,314	$98,024

Operating expenses:
External expenses	(133,683)	(202,205)	(169,812)
Payroll related expenses	(61,814)	(75,955)	(70,185)
Other operating expenses	(28,441)	(37,703)	(37,454)
Operating loss	(120,475)	(159,549)	(179,427)

Other income (expense):
Interest expense	(120,421)	(103,859)	(64,120)
Interest income	2,795	5,934	2,257
Other income	5,830	37	10,634
Net loss	$(232,271)	$(257,437)	$(230,656)

In the table above, “Other operating expenses” includes items such as depreciation and amortization expense, stock-based compensation expense, fair value adjustments and expenses related to certain foreign subsidiaries.

Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2024, 2023 and 2022 and our long-lived assets as of December 31, 2024 and 2023 (in thousands):

	2024	2023	2022
Revenue:
United States	$101,460	$153,336	$87,510
Rest of world	2,003	2,978	10,514
	$103,463	$156,314	$98,024

In the table above, revenue by geographic region is allocated based on the domicile of our respective business operations.

	2024	2023
Long-lived Assets:
United States	$122,887	$138,896
Rest of world	3,034	3,861
Total	$125,921	$142,757

In the table above, long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(22) Subsequent Events

At the Market Offerings

During the period of January 1, 2025 through March 14, 2025, we received net proceeds of approximately $4.4 million under the Sales Agreement.

Subordinated Note Amendment

On February 20, 2025, we entered into an Amendment to Notes, Amendment of Warrants and Sale of New Warrants (the “Amendment”) with existing noteholders, pursuant to which we:

•
extended the maturity date of $10.5 million of the 2015 Subordinated Notes by sixteen months from February 20, 2025 to July 20, 2026;
•
increased the interest rate under the 2015 Subordinated Notes from 8% to 9% per annum;
•
extended the expiration date of all A Warrants and B Warrants held by such noteholders to purchase a total of 97,500 shares of the Company’s common stock previously issued in 2022 to February 20, 2030 and changed the exercise price to $3.25 per share, which represented a 60-day volume weighted average price as of February 14, 2025 (the “Amended A Warrants” and “Amended B Warrants”);
•
issued to certain noteholders new warrants to purchase 67,500 shares of the Company’s common stock to expire February 30, 2030, and have an exercise price of $3.25 per share, (the “C Warrants” and, together with the Amended A Warrants and the Amended B Warrants, the “New Warrants”); and
•
provided that if we conduct a financing of greater than $10.0 million at a price per share below $3.25 before February 20, 2026, the exercise price on the New Warrants will be reduced to the same price at which such financing was conducted.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 17, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

March 17, 2025

Item 9B. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boston, Massachusetts, Auditor Firm ID: 185.

All other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

3.1.9

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

4.13	Description of Securities. Filed as Exhibit 4.12 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2019 and incorporated herein by reference.

4.14	Amendment to Notes, Amendment of Warrants and Sale of New Warrants dated as of February 20, 2025 by and among Agenus Inc. and the Purchasers listed therein. Filed herewith.

4.15	Form of 2024 A Warrant. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) on May 7, 2024 and incorporated herein by reference.

Exhibit No.	Description

4.16	Form of Amended and Restated 2022 A Warrant. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) on February 26, 2025 and incorporated herein by reference.

4.17	Form of Amended and Restated 2022 B Warrant. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) on February 26, 2025 and incorporated herein by reference.

4.18	Form of 2025 C Warrant. Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 0-29089) on February 26, 2025 and incorporated herein by reference.

Employment Agreements and Compensation Plans

10.1*	Agenus Inc. Amended and Restated 2009 Equity Incentive Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 0-29089) filed on June 16, 2016 and incorporated herein by reference.

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

10.9A*

Amendment to Consulting Agreement between Agenus Inc. and Brian Corvese, dated December 31, 2023. Filed as Exhibit 10.9A to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2024 and incorporated herein by reference.

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

Exhibit No.	Description

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

19.1	Insider Trading Policy. Filed herewith.

21.1	Subsidiaries of Agenus Inc. Filed herewith.

23.1	Consent of KPMG LLP, independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

97.1

Policy for Recoupment of Executive Incentive Compensation in the Event of an Accounting Restatement. Filed as Exhibit 97.1 to our Annual Report on Form 10-K (File No. 0-29089) for the year ended December 31, 2024 and incorporated herein by reference.

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

Dated: March 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 17, 2025
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive Officer)

/S/ CHRISTINE M. KLASKIN	Vice President Finance	March 17, 2025
Christine M. Klaskin	(Principal Financial and Accounting Officer)

/S/ JENNIFER S. BUELL, PH.D.	Director	March 17, 2025
Jennifer S. Buell, Ph.D.

/S/ BRIAN CORVESE	Director	March 17, 2025
Brian Corvese

/S/ TOM HARRISON	Director	March 17, 2025
Tom Harrison

/S/ SUSAN HIRSCH	Director	March 17, 2025
Susan Hirsch

/S/ TIMOTHY R. WRIGHT	Director	March 17, 2025
Timothy R. Wright