Form 10-Q
period 2025-03-31
AGENUS INC
filed 2025-05-12
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 6, 2025: 27,416,850 shares.

Agenus Inc.

Three Months Ended March 31, 2025

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4.	Controls and Procedures	24

PART II
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	26
	Signatures	27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$18,488	$40,437
Accounts receivable	354	407
Prepaid expenses	1,872	2,315
Other current assets	2,424	2,415
Total current assets	23,138	45,574
Property, plant and equipment, net of accumulated amortization and depreciation of $75,878 and $72,553 at March 31, 2025 and December 31, 2024, respectively	117,030	120,087
Operating lease right-of-use assets	27,046	27,308
Goodwill	24,092	24,092
Acquired intangible assets, net of accumulated amortization of $17,071 and $16,986 at March 31, 2025 and December 31, 2024, respectively	3,291	3,376
Other long-term assets	5,604	5,834
Total assets	$200,201	$226,271
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$731	$2,698
Current portion, liability related to sale of future royalties and milestones	99,330	111,978
Current portion, deferred revenue	14	31
Current portion, operating lease liabilities	2,525	2,446
Accounts payable	64,240	61,470
Accrued liabilities	36,444	34,961
Other current liabilities	5,020	7,817
Total current liabilities	208,304	221,401
Long-term debt, net of current portion	32,846	30,473
Liability related to sale of future royalties and milestones, net of current portion	225,563	224,389
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	53,982	54,551
Other long-term liabilities	761	738
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2025 and December 31, 2024; liquidation value of $34,155 at March 31, 2025	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 26,563,545 and 23,634,670 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	266	236
Additional paid-in capital	1,867,500	1,857,662
Accumulated other comprehensive loss	(1,468)	(1,398)
Accumulated deficit	(2,208,146)	(2,182,880)
Total stockholders’ deficit attributable to Agenus Inc.	(341,848)	(326,380)
Non-controlling interest	19,450	19,956
Total stockholders’ deficit	(322,398)	(306,424)
Total liabilities and stockholders’ deficit	$200,201	$226,271

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Service revenue	$510	$238
Non-cash royalty revenue related to the sale of future royalties	23,556	27,767
Total revenues	24,066	28,005
Operating expenses:
Cost of service revenue	(137)	(107)
Research and development	(21,522)	(43,925)
General and administrative	(15,718)	(16,855)
Operating loss	(13,311)	(32,882)
Other expense:
Non-operating expense	(264)	(1,106)
Interest expense, net	(12,795)	(29,466)
Net loss	(26,370)	(63,454)
Dividends on Series A-1 convertible preferred stock	(54)	(54)
Less: net loss attributable to non-controlling interest	(1,104)	(1,568)
Net loss attributable to Agenus Inc. common stockholders	$(25,320)	$(61,940)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(1.03)	$(3.04)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	24,469	20,368

Other comprehensive loss:
Foreign currency translation loss	$(70)	$(116)
Other comprehensive loss	(70)	(116)
Comprehensive loss	$(25,390)	$(62,056)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2024	32	$0	23,635	$236	$1,857,662	—	$—	$(1,398)	$19,956	$(2,182,880)	(306,424)
Net loss	—	—	—	—	—	—	—	—	(1,104)	(25,266)	(26,370)
Other comprehensive loss	—	—	—	—	—	—	—	(70)	—	—	(70)
Share-based compensation	—	—	—	—	2,587	—	—	—	597	—	3,184
Shares sold at the market	—	—	2,783	28	6,315	—	—	—	—	—	6,343
Payment of CEO payroll in shares	—	—	33	1	88	—	—	—	—	—	89
Issuance of warrants	—	—	—	—	398	—	—	—	—	—	398
Issuance of shares for services	—	—	11	—	39	—	—	—	—	—	39
Issuance of shares in connection with debt agreement	—	—	66	1	219	—	—	—	—	—	220
Vesting of nonvested shares	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	18	—	43	—	—	—	1	—	44
Issuance of shares for employee salaries	—	—	24	—	171	(8)	(22)	—	—	—	149
Retirement of treasury shares	—	—	(8)	—	(22)	8	22	—	—	—	—
Balance at March 31, 2025	32	$0	26,563	$266	$1,867,500	—	$—	$(1,468)	$19,450	$(2,208,146)	$(322,398)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2023	32	$0	19,718	$197	$1,796,095	$(955)	$11,949	$(1,955,668)	$(148,382)
Net loss	—	—	—	—	—	—	(1,568)	(61,886)	(63,454)
Other comprehensive loss	—	—	—	—	—	(116)	—	—	(116)
Share-based compensation	—	—	—	—	3,477	—	719	—	4,196
Shares sold at the market	—	—	1,249	13	17,158	—	—	—	17,171
Payment of CEO payroll in shares	—	—	7	—	89	—	—	—	89
Vesting of nonvested shares	—	—	8	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	12	—	166	—	7	—	173
Balance at March 31, 2024	32	$0	20,994	$210	$1,816,985	$(1,071)	$11,107	$(2,017,554)	$(190,323)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,370)	$(63,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,203	3,374
Share-based compensation	3,482	4,152
Non-cash royalty revenue	(23,556)	(27,767)
Non-cash interest expense	12,630	29,595
Other, net	73	1,134
Changes in operating assets and liabilities:
Accounts receivable	108	25,341
Prepaid expenses	443	4,202
Accounts payable	2,642	(10,733)
Deferred revenue	(25)	(4)
Accrued liabilities and other current liabilities	1,379	(3,622)
Other operating assets and liabilities	373	(409)
Net cash used in operating activities	(25,618)	(38,191)
Cash flows from investing activities:
Purchases of plant and equipment	(5)	(35)
Proceeds from sale of long-term investment	62	264
Net cash provided by investing activities	57	229
Cash flows from financing activities:
Net proceeds from sale of equity	6,343	17,171
Proceeds from employee stock purchases and option exercises	44	173
Proceeds from the issuance of long-term debt, net	2,500	—
Purchase of treasury shares to satisfy tax withholdings	(22)	—
Payment of long-term debt	(2,500)	—
Payment of finance lease obligation	(2,771)	(2,514)
Net cash provided by financing activities	3,594	14,830
Effect of exchange rate changes on cash	18	(122)
Net decrease in cash, cash equivalents and restricted cash	(21,949)	(23,254)
Cash, cash equivalents and restricted cash, beginning of period	44,071	79,779
Cash, cash equivalents and restricted cash, end of period	$22,122	$56,525
Supplemental cash flow information:
Cash paid for interest	$387	$667
Supplemental disclosures - non-cash activities:
Insurance financing agreement	$552	$612
Issuance of subsidiary stock options for payment of certain employee bonuses	—	133
Lease right-of-use assets obtained in exchange for new operating lease liabilities	107	105
Lease right-of-use assets obtained in exchange for new finance lease liabilities	—	122

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Our cash and cash equivalents at March 31, 2025 were $18.5 million, a decrease of $21.9 million from December 31, 2024. Cash and cash equivalents of our subsidiary, MiNK, at December 31, 2024, were $4.6 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances. We have incurred significant losses since our inception in 1994. As of March 31, 2025, we had an accumulated deficit of $2.2 billion.

Based on our current plans and projections, we believe that our cash resources of $18.5 million at March 31, 2025, along with additional cash inflows from funding we expect to receive in 2025, will be sufficient to satisfy our critical liquidity requirements through the second quarter of 2026. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances.

Currently we are in discussions with entities including operating companies and financial entities to provide the additional funding necessary to support our operations through our planned registration and launch strategy for botensilimab/balstilimab. However, because the completion of cash funding transactions is not entirely within our control, and in accordance with accounting standards, substantial doubt continues to exist about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management continues to diligently address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. We expect our sources of funding to include additional out-licensing agreements, asset sales, project financing, and/or sales of equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

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

Note B – Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2025 and 2024, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Warrants	1,032	99
Stock options	5,193	2,205
Non-vested shares	44	26
Series A-1 convertible preferred stock	17	17

Note C – Investments

Cash equivalents consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$5,560	$5,560	$6,954	$6,954
Total	$5,560	$5,560	$6,954	$6,954

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2025 and 2024.

As of both March 31, 2025 and December 31, 2024, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note D – Acquired Intangible Assets

Acquired intangible assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,607)	$1,234
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,071)	$3,291

	As of December 31, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,522)	$1,319
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(16,986)	$3,376

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.3 million for the remainder of 2025, $0.3 million for the years ending December 31, 2026, 2027 and 2028, and $39,000 for the year ending December 31, 2029.

Note E – Debt

Debt obligations consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

Debt instrument	Principal at March 31, 2025	Unamortized Debt Discount	Balance at March 31, 2025
Current Portion:
Debentures	$146	$—	$146
Other	585	—	585
Long-term Portion:
2015 Subordinated Notes	10,500	(368)	10,132
Promissory Note	24,750	(2,036)	22,714
Total	$35,981	$(2,404)	$33,577

Debt instrument	Balance at December 31, 2024	Unamortized Debt Discount	Net balance at December 31, 2024
Current Portion:
2015 Subordinated Notes	$2,471	$—	$2,471
Debentures	146	—	146
Other	81	—	81
Long-term Portion:
2015 Subordinated Notes	10,500	—	10,500
Promissory Note	22,000	(2,027)	19,973
Total	$35,198	$(2,027)	$33,171

As of March 31, 2025 and December 31, 2024, the principal amount of our outstanding debt balance was $36.0 million and $35.2 million, respectively.

Promissory Note

In November 2024, we, through a subsidiary, entered into a promissory note (the “Note”) with Ocean 1181 LLC (the “Lender”) for a loan in an aggregate principal amount of $22.0 million (the “Loan”). The Loan has a two-year term and is principally secured by our manufacturing facility in Berkeley, CA and parcels of land located in Vacaville, CA.

In March 2025, we and the Lender agreed to increase the principal amount under the Note by $2.75 million. As part of the transaction, we reimbursed the Lender for transaction costs and paid a 1% origination fee, totaling approximately $0.3 million. These amounts are presented net of the liability in our condensed consolidated balance sheets and will be amortized to interest expense over the term of the Loan.

Subordinated Notes

In February 2015, we issued subordinated promissory notes in the aggregate principal amount of $14.0 million, of which $10.5 million remains outstanding (the “2015 Subordinated Notes”).

In February 2025, we entered into an Amendment to Notes, Amendment of Warrants and Sale of New Warrants (the “Amendment”) with existing noteholders, pursuant to which we:

•
extended the maturity date of $10.5 million of the 2015 Subordinated Notes from February 20, 2025 to June 20, 2026;
•
increased the interest rate under the 2015 Subordinated Notes from 8% to 9% per annum;
•
secured the obligation to pay the 2015 Subordinated Notes by the grant of a subordinate mortgage on our manufacturing facility in Berkeley, CA and parcels of land located in Vacaville, CA;
•
extended the expiration date of all 2022 A warrants to purchase shares of the Company’s common stock (the “A Warrants”) and 2022 B warrants to purchase shares of the Company’s common stock (the “B Warrants”) held by such noteholders to purchase a total of 97,500 shares of the Company’s common stock previously issued in 2022 to February 20, 2030 and changed the exercise price to $3.25 per share, which represented a 60-day volume weighted average price as of February 14, 2025 (the “Amended A Warrants” and “Amended B Warrants”);
•
issued to certain noteholders new warrants to purchase 67,500 shares of the Company’s common stock to expire February 20, 2030, and have an exercise price of $3.25 per share, (the “C Warrants” and, together with the Amended A Warrants and the Amended B Warrants, the “New Warrants”);
•
committed to registering the New Warrants with the Securities and Exchange Commission within ninety (90) days after February 20, 2025; and
•
provided that if we conduct a financing of greater than $10.0 million at a price per share below $3.25 before February 20, 2026, the exercise price on the New Warrants will be reduced to the same price at which such financing was conducted.

This Amendment was accounted for as a debt modification. As part of the Amendment, we recorded debt discount of approximately $0.4 million, representing the fair value of the new and modified warrants. This amount is presented net of the liability in our condensed consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Subordinated Notes.

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2025 (in thousands):

Period from December 31, 2024 to March 31, 2025
Liability related to sale of future royalties and milestones - beginning balance	$337,539
Non-cash royalty revenue	(23,556)
Non-cash interest expense recognized	12,049
Liability related to sale of future royalties and milestones - ending balance	326,032
Less: unamortized transaction costs	(1,139)
Liability related to sale of future royalties and milestones, net	$324,893

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

During the three months ended March 31, 2025, we recognized $23.6 million of non-cash royalty revenue, and we recorded $7.5 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the three months ended March 31, 2025, our estimate of the effective annual interest rate over the remaining life of the agreement decreased to 12.1%, which results in a life of contract interest rate of 23.8%.

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

The Purchaser Upsize Option is considered a freestanding financial instrument as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement. As such, it is accounted for as a written option which is accounted for as a liability at fair value and remeasured at each balance sheet date with changes in fair value recorded in earnings. The fair value of the Purchaser Upsize Option at March 31, 2025 was approximately $69,000.

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

During the three months ended March 31, 2025, we recorded $4.5 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of March 31, 2025, our estimate of the effective annual interest rate over the life of the agreement was 24.3%.

Note G – Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Payroll	$10,932	$10,872
Professional fees	6,207	4,695
Contract manufacturing costs	2,631	2,915
Research services	9,798	9,720
Other	6,876	6,759
Total	$36,444	$34,961

Other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Finance lease liabilities	$1,959	$4,702
Other	3,061	3,115
Total	$5,020	$7,817

Note H – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$5,560	$5,560	$—	$—
Long-term investments	872	872	—	—
Total	$6,432	$6,432	$—	$—
Liabilities:
Purchaser Upsize Option (Note F)	$69	$—	$—	$69
Contingent purchase price consideration	318	—	—	318
Total	$387	$—	$—	$387

Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$6,954	$6,954	$—	$—
Long-term investments	1,006	1,006	—	—
Total	$7,960	$7,960	$—	$—
Liabilities:
Purchaser Upsize Option (Note F)	$69			$69
Contingent purchase price consideration	318	—	—	318
Total	$387	$—	$—	$387

Long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

We are required to measure the Purchaser Upsize Option issued under the Ligand Purchase Agreement at fair value. The $69,000 fair value of the Purchaser Upsize Option at March 31, 2025, included in "Other current liabilities" in our condensed consolidated balance sheets, is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation of this liability is determined based on a scenario analysis and uses assumptions we believe would be made by a market participant.

We measure our contingent purchase price considerations at fair value. The fair values of our contingent purchase price considerations at both March 31, 2025 and December 31, 2024, of $0.3 million, included in "Other long-term liabilities" in our condensed consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at March 31, 2025 and December 31, 2024 was $35.5 million and $36.3 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2025 and December 31, 2024 was $36.0 million and $35.2 million, respectively.

Note I – Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three months ended March 31, 2025 and 2024, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended March 31, 2025
	United States	Rest of World	Total
Revenue Type
Other services	$—	$510	$510
Non-cash royalties	23,556	—	23,556
	$23,556	$510	$24,066

	Three months ended March 31, 2024
Revenue Type
Other services	$—	$238	$238
Non-cash royalties	27,767	—	27,767
	$27,767	$238	$28,005

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Three months ended March 31, 2025	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,174	$5	$(22)	$1,157

During the three months ended March 31, 2025, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the three months ended March 31, 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,242,916	$28.76
Granted	90,134	3.04
Exercised	—	—
Forfeited	(40,423)	20.82
Expired	(99,463)	76.90
Outstanding at March 31, 2025	5,193,164	$27.42	7.93	$—
Vested or expected to vest at March 31, 2025	5,193,164	$27.42	7.93	$—
Exercisable at March 31, 2025	2,711,308	$46.08	6.61	$—

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2025 and 2024 were $2.61 and $8.82, respectively.

As of March 31, 2025, there was approximately $10.9 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under subsidiary plans which, if all milestones are achieved, will be recognized over a weighted average period of 1.3 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2025 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	42,222	$17.30
Granted	77,551	2.69
Vested	(69,325)	3.63
Forfeited	(6,333)	21.25
Outstanding at March 31, 2025	44,115	$12.52

As of March 31, 2025, there was approximately $1.0 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under subsidiary plans which will be recognized over a period of 3.0 years.

During the three months ended March 31, 2025, 18,365 shares were issued under the 2019 Employee Stock Purchase Plan and 17,268 shares were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$826	$1,314
General and administrative	2,507	2,882
Total share-based compensation expense	$3,333	$4,196

Note K – Restricted Cash

As of both March 31, 2025, and December 31, 2024, we maintained non-current restricted cash of $3.6 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$40,437	$18,488	$76,110	$52,856
Restricted cash	3,634	3,634	3,669	3,669
Cash, cash equivalents and restricted cash	$44,071	$22,122	$79,779	$56,525

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

During the three months ended March 31, 2025, we received net proceeds of approximately $6.3 million from the sale of approximately 2.8 million shares of our common stock in at-the-market offerings under the Sales Agreement.

Note M – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	March 31, 2025	December 31, 2024
MiNK Therapeutics, Inc.	45%	45%
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended March 31, 2025 and December 31, 2024, were as follows (in thousands):

	March 31, 2025	December 31, 2024
Beginning balance	$19,956	$11,949

Net loss attributable to non-controlling interest	(1,104)	(5,059)

Other items:
Sale of subsidiary shares in private placement	—	10,234
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	1	20
Subsidiary share-based compensation	597	2,812
Total other items	598	13,066

Ending balance	$19,450	$19,956

Sale of subsidiary shares in private placement

In May 2024, MiNK entered into a Stock Purchase Agreement with a certain investor (the “Purchaser”), pursuant to which MiNK issued and sold an aggregate of 464,000 shares of its Common Stock (the “MiNK Common Shares”), at a purchase price of $12.50 per share. The aggregate purchase price paid by the Purchaser for the MiNK Common Shares was approximately $5.8 million, net of offering expenses.

Note N – Related Party Transactions

In June 2024, Dr. Jennifer Buell was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the three months ended March 31, 2025 and 2024, we expensed Wolf Greenfield fees totaling approximately $97,000 and $42,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

Note O – Segment Information

We are managed and currently operate as four segments. However, we have concluded that our operating segments meet the criteria required by Accounting Standards Codification (“ASC”) 280 to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we have one reportable segment. Our one reportable segment is focused on the discovery, development and manufacturing of a comprehensive pipeline of immunological agents designed to expand patient populations benefiting from cancer immunotherapy.

Our Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”) and is responsible for reviewing company performance and making decisions regarding resource allocation. Our CODM evaluates company performance based on net loss, as included in the Consolidated Statements of Operations and Comprehensive Loss, ensuring resource allocation decisions support company goals. The measure of segment assets is total assets, as included in the Condensed Consolidated Balance Sheets. Refer to the condensed consolidated financial statements for other financial information regarding our single reportable segment.

The following table presents selected financial information related to our single reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$24,066	$28,005

Operating expenses:
External expenses	(19,022)	(36,995)
Payroll related expenses	(12,105)	(17,403)
Other operating expenses	(6,250)	(6,489)
Operating loss	(13,311)	(32,882)

Other income (expense):
Interest expense	(12,983)	(30,274)
Interest income	188	808
Other expense	(264)	(1,106)
Net loss	$(26,370)	$(63,454)

In the table above, “Other operating expenses” includes items such as depreciation and amortization expense, stock-based compensation expense, fair value adjustments and expenses related to certain foreign subsidiaries.

Note P – Contingencies

In September 2024, a putative securities class action lawsuit captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, was filed in the U.S. District Court for the District of Massachusetts (the “Court”) against the Company and certain of its executives and directors. The Court appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act, and the lead plaintiff filed an amended complaint on February 7, 2025. The amended complaint alleges that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024, and seeks damages and interest, and an award of costs, including attorneys’ fees. The defendants filed a motion to dismiss the amended complaint on April 8, 2025, which motion remains pending. We are unable to estimate a range of loss, if any, that could result were there to be an adverse decision in this action.

The Company has been served with four derivative actions filed in the Court between November 2024 and January 2025 by purported stockholders. The actions name certain of the Company’s executives and directors and allege that the defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. On May 2, 2025, the Court consolidated the four actions in Case No. 1:24-cv-12823 and stayed all deadlines pending future developments in the securities class action. We are unable to estimate a range of loss, if any, that could result were there to be an adverse decision in this action.

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

Note Q – Recent Accounting Pronouncements

Recently Issued, Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is applicable for disclosures in our Annual Report on Form 10-K beginning with the year ending December 31, 2025. We are currently evaluating the impact that ASU 2023-09 will have on the notes to our consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2025 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note R – Subsequent Events

At the Market Offerings

During the period of April 1, 2025 through May 6, 2025, we sold approximately 619,000 shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $1.3 million.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, BOT is progressing through multiple clinical programs as a monotherapy and in combination with BAL. In April 2023,

BOT in combination with BAL received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with non-microsatellite instability-high (“MSI-H”) and/or deficient mismatch repair (“dMMR”) metastatic colorectal cancer without active liver involvement. This designation specifically targets patients who are heavily pretreated and have shown resistance or intolerance to standard chemotherapies, including fluoropyrimidine, oxaliplatin, and irinotecan, as well as those who have received a VEGF inhibitor, an EGFR inhibitor, and/or a BRAF inhibitor, if indicated. Based on the BOT/BAL clinical data generated to date, we have developed designs for registration-enabling trials in Microsatellite Stable colorectal cancer across neoadjuvant, first-line, and late-line metastatic colorectal cancer. These trial(s) will launch upon completion of strategic transactions. The options being considered are partnerships, licensing, or joint ventures.

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

Pursuant to our collaboration agreement with Incyte, we had exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, as well as an additional undisclosed target. Under the terms of our agreement, Incyte was responsible for all future development expenses, and we were eligible to receive up to an additional $315.0 million in potential milestone payments plus royalties on any future sales. Incyte has terminated the OX40 program, effective October 2023, and both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs reverted back to us. In July 2024, Incyte announced that it would discontinue further development of the LAG-3 program and TIM-3 program and in February 2025, Incyte notified us of their intent to terminate the entire Collaboration Agreement, effective February 2026. Upon termination, the rights to the remaining programs will revert back to us.

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

Historical Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK decreased $4.2 million, to approximately $23.6 million for the three months ended March 31, 2025, from $27.8 million for the three months ended March 31, 2024, due to decreased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 51% to $21.5 million for the three months ended March 31, 2025 from $43.9 million for the three months ended March 31, 2024. Decreased expenses in the three months ended March 31, 2025 primarily relate to a $16.3 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $3.3 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $3.3 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.4 million increase in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 7% to $15.7 million for the three months ended March 31, 2025 from $16.9 million for the three months ended March 31, 2024. Decreased expenses in the three months ended March 31, 2025 primarily relate to a $1.5 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $0.1 million decrease in other general and administrative expenses and a $0.4 million decrease in expenses attributable to the activities of our subsidiaries. These decreases were partially offset by a $0.8 million increase in professional fees.

Interest expense, net

Interest expense, net decreased to approximately $12.8 million for the three months ended March 31, 2025 from $29.5 million for the three months ended March 31, 2024, mainly due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to decreased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant, partially offset by the addition of non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the three months ended March 31, 2025, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2025	2024	2023	2022
Antibody programs	Various	$11,352	$113,135	$178,445	$133,108
Vaccine adjuvant	STIMULON cpcQS-21	71	1,844	10,296	10,789
Cell therapies	Various	1,353	7,558	16,283	24,300
Other research and development programs	Various	8,746	32,991	29,545	18,494
Total research and development expenses		$21,522	$155,528	$234,569	$186,691

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.2 billion as of March 31, 2025. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through March 31, 2025, we have raised aggregate net proceeds of approximately $2.01 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 2.8 million and 0.6 million shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2025 and the period of April 1, 2025 through May 6, 2025, respectively, and received aggregate net proceeds totaling $7.7 million. As of May 6, 2025, approximately 14.7 million shares remained available for sale under the Sales Agreement.

Our cash and cash equivalents at March 31, 2025 were $18.5 million, a decrease of $21.9 million from December 31, 2024. Cash and cash equivalents of our subsidiary, MiNK, at December 31, 2024, were $4.6 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

As of March 31, 2025, we had debt outstanding of $36.0 million in principal, $10.5 million is due June 2026, and $24.75 million is due November 2026.

Based on our current plans and projections, we believe our cash resources of $18.5 million as of March 31, 2025, along with funding we expect to receive in 2025, will be sufficient to satisfy our critical liquidity requirements through the second quarter of 2026. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances. We transact at-the-market sales from time to time in order to manage our cash balances. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

Currently we are in discussions with entities including operating companies and financial entities to provide the additional funding necessary to support our operations through our planned registration and launch strategy for botensilimab/balstilimab. However, because the completion of cash funding transactions is not entirely within our control, and in accordance with accounting standards, substantial doubt continues to exist about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management continues to diligently address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. We expect our sources of funding to include additional out-licensing agreements, asset sales, project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $660.7 million over the term of the related activities. Through March 31, 2025, we have expensed $618.7 million as research and development expenses and $572.0 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $25.6 million and $38.2 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 0.6% and 2.1% of our cash used in operations for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, and Antigenics SA, a company with operations in Switzerland.

We had cash and cash equivalents at March 31, 2025 of $18.5 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2025.

There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2024, a putative securities class action lawsuit captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, was filed in the U.S. District Court for the District of Massachusetts (the “Court”) against the Company and certain of its executives and directors. The Court appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act, and the lead plaintiff filed an amended complaint on February 7, 2025. The amended complaint alleges that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024, and seeks damages and interest, and an award of costs, including attorneys’ fees. We have not recorded any accrual for a contingent liability associated with these legal proceedings.

The Company has been served with four derivative actions filed in the Court between November 2024 and January 2025 by purported stockholders. The actions name certain of the Company’s executives and directors and allege that defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. Plaintiffs seek an award of damages and an order directing the Company to reform and improve its corporate governance and internal procedures. On May 2, 2025, the Court consolidated the four actions in Case No. 1:24-cv-12823 and stayed all deadlines pending future developments in the securities class action.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

Date:	May 12, 2025	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer