Form 10-Q
period 2025-06-30
AGENUS INC
filed 2025-08-11
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 7, 2025: 31,864,108 shares.

Agenus Inc.

Six Months Ended June 30, 2025

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	26

PART II
ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 5.	Other Information	27
ITEM 6.	Exhibits	28
	Signatures	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$9,534	$40,437
Accounts receivable	709	407
Prepaid expenses	1,337	2,315
Other current assets	1,760	2,415
Total current assets	13,340	45,574
Property, plant and equipment, net of accumulated amortization and depreciation of $74,782 and $72,553 at June 30, 2025 and December 31, 2024, respectively	112,722	120,087
Operating lease right-of-use assets	26,421	27,308
Goodwill	24,092	24,092
Acquired intangible assets, net of accumulated amortization of $17,156 and $16,986 at June 30, 2025 and December 31, 2024, respectively	3,206	3,376
Other long-term assets	5,440	5,834
Total assets	$185,221	$226,271
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$10,721	$2,698
Current portion, liability related to sale of future royalties and milestones	103,703	111,978
Current portion, deferred revenue	45	31
Current portion, operating lease liabilities	2,496	2,446
Accounts payable	74,396	61,470
Accrued liabilities	39,311	34,961
Other current liabilities	3,891	7,817
Total current liabilities	234,563	221,401
Long-term debt, net of current portion	23,151	30,473
Liability related to sale of future royalties and milestones, net of current portion	208,526	224,389
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	53,394	54,551
Other long-term liabilities	752	738
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2025 and December 31, 2024; liquidation value of $34,209 at June 30, 2025	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 30,004,430 and 23,634,670 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	300	236
Additional paid-in capital	1,882,704	1,857,662
Accumulated other comprehensive loss	(1,504)	(1,398)
Accumulated deficit	(2,236,101)	(2,182,880)
Total stockholders’ deficit attributable to Agenus Inc.	(354,601)	(326,380)
Non-controlling interest	18,293	19,956
Total stockholders’ deficit	(336,308)	(306,424)
Total liabilities and stockholders’ deficit	$185,221	$226,271

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Research and development	$334	$267	$334	$267
Service revenue	526	660	1,036	898
Non-cash royalty revenue related to the sale of future royalties	24,831	22,582	48,387	50,349
Total revenues	25,691	23,509	49,757	51,514
Operating expenses:
Cost of service revenue	(243)	(115)	(380)	(222)
Research and development	(26,710)	(36,771)	(48,231)	(80,696)
General and administrative	(15,518)	(16,816)	(31,237)	(33,672)
Fair value adjustments	69	—	69	—
Operating loss	(16,711)	(30,193)	(30,022)	(63,076)
Other income (expense):
Non-operating income (expense)	(12)	7,141	(276)	6,036
Interest expense, net	(13,289)	(31,745)	(26,084)	(61,211)
Net loss	(30,012)	(54,797)	(56,382)	(118,251)
Dividends on Series A-1 convertible preferred stock	(54)	(54)	(108)	(107)
Less: net loss attributable to non-controlling interest	(2,057)	(1,716)	(3,161)	(3,284)
Net loss attributable to Agenus Inc. common stockholders	$(28,009)	$(53,135)	$(53,329)	$(115,074)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(1.00)	$(2.52)	$(2.03)	$(5.56)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	28,117	21,062	26,303	20,715

Other comprehensive income (loss):
Foreign currency translation income (loss)	$(36)	$70	$(106)	$(46)
Other comprehensive income (loss)	(36)	70	(106)	(46)
Comprehensive loss	$(28,045)	$(53,065)	$(53,435)	$(115,120)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2024	32	$0	23,635	$236	$1,857,662	—	$—	$(1,398)	$19,956	$(2,182,880)	(306,424)
Net loss	—	—	—	—	—	—	—	—	(1,104)	(25,266)	(26,370)
Other comprehensive loss	—	—	—	—	—	—	—	(70)	—	—	(70)
Share-based compensation	—	—	—	—	2,587	—	—	—	597	—	3,184
Shares sold at the market	—	—	2,783	28	6,315	—	—	—	—	—	6,343
Payment of CEO payroll in shares	—	—	33	1	88	—	—	—	—	—	89
Issuance of warrants	—	—	—	—	398	—	—	—	—	—	398
Issuance of shares for services	—	—	11	—	39	—	—	—	—	—	39
Issuance of shares in connection with debt agreement	—	—	66	1	219	—	—	—	—	—	220
Vesting of nonvested shares	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	18	—	43	—	—	—	1	—	44
Issuance of shares for employee salaries	—	—	24	—	171	(8)	(22)	—	—	—	149
Retirement of treasury shares	—	—	(8)	—	(22)	8	22	—	—	—	—
Balance at March 31, 2025	32	$0	26,563	$266	$1,867,500	—	$—	$(1,468)	$19,450	$(2,208,146)	$(322,398)
Net loss	—	—	—	—	—	—	—	—	(2,057)	(27,955)	(30,012)
Other comprehensive loss	—	—	—	—	—	—	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	2,438	—	—	—	900	—	3,338
Shares sold at the market	—	—	3,136	31	12,186	—	—	—	—	—	12,217
Payment of CEO payroll in shares	—	—	40	—	114	—	—	—	—	—	114
Issuance of shares for services	—	—	9	—	26	—	—	—	—	—	26
Issuance of shares in connection with debt agreement	—	—	179	2	402	—	—	—	—	—	404
Vesting of nonvested shares	—	—	15	—	—	—	—	—	—	—	—
Issuance of shares for employee salaries	—	—	91	1	103	(29)	(65)	—	—	—	39
Retirement of treasury shares	—	—	(29)	—	(65)	29	65	—	—	—	—
Balance at June 30, 2025	32	$0	30,004	$300	$1,882,704	—	$—	$(1,504)	$18,293	$(2,236,101)	$(336,308)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2023	32	$0	19,718	$197	$1,796,095	$(955)	$11,949	$(1,955,668)	$(148,382)
Net loss	—	—	—	—	—	—	(1,568)	(61,886)	(63,454)
Other comprehensive loss	—	—	—	—	—	(116)	—	—	(116)
Share-based compensation	—	—	—	—	3,477	—	719	—	4,196
Shares sold at the market	—	—	1,249	13	17,158	—	—	—	17,171
Payment of CEO payroll in shares	—	—	7	—	89	—	—	—	89
Vesting of nonvested shares	—	—	8	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	12	—	166	—	7	—	173
Balance at March 31, 2024	32	$0	20,994	$210	$1,816,985	$(1,071)	$11,107	$(2,017,554)	$(190,323)
Net loss	—	—	—	—	—	—	(1,716)	(53,081)	(54,797)
Other comprehensive income	—	—	—	—	—	70	—	—	70
Share-based compensation	—	—	—	—	8,449	—	841	—	9,290
Shares sold at the market	—	—	117	1	1,989	—	—	—	1,990
Issuance of warrants, net of expenses	—	—	—	—	6,983	—	—	—	6,983
Vesting of nonvested shares	—	—	2	—	—	—	—	—	—
Payment of CEO payroll in shares	—	—	11	—	114	—	—	—	114
MiNK private placement stock sale	—	—	—	—	(4,434)	—	10,234	—	5,800
Exercise of stock options	—	—	2	—	28	—	6	—	34
Balance at June 30, 2024	32	$0	21,126	$211	$1,830,114	$(1,001)	$20,472	$(2,070,635)	$(220,839)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(56,382)	$(118,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,371	6,737
Share-based compensation	7,067	8,185
Non-cash royalty revenue	(48,387)	(50,349)
Non-cash interest expense	25,681	61,263
Loss on sale or disposal of assets, net	929	9
Gain on lease terminations	—	(5,475)
Other, net	255	1,056
Changes in operating assets and liabilities:
Accounts receivable	(232)	25,121
Prepaid expenses	980	5,890
Accounts payable	12,706	(8,718)
Deferred revenue	1	(9)
Accrued liabilities and other current liabilities	4,230	(386)
Other operating assets and liabilities	941	(1,444)
Net cash used in operating activities	(45,840)	(76,371)
Cash flows from investing activities:
Purchases of plant and equipment	(6)	(496)
Proceeds from sale of plant and equipment	282	—
Proceeds from sale of long-term investment	62	488
Net cash provided by (used in) investing activities	338	(8)
Cash flows from financing activities:
Net proceeds from sale of equity	18,560	19,161
Net proceeds from sale of subsidiary shares in private placement	—	5,800
Proceeds from Ligand Purchase Agreement, net of expenses	—	73,851
Proceeds from employee stock purchases and option exercises	44	207
Proceeds from the issuance of long-term debt, net	2,500	—
Purchase of treasury shares to satisfy tax withholdings	(87)	—
Payment of long-term debt	(2,500)	—
Payment of finance lease obligation	(3,981)	(5,106)
Net cash provided by financing activities	14,536	93,913
Effect of exchange rate changes on cash	63	44
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,903)	17,578
Cash, cash equivalents and restricted cash, beginning of period	44,071	79,779
Cash, cash equivalents and restricted cash, end of period	$13,168	$97,357
Supplemental cash flow information:
Cash paid for interest	$645	$1,193
Supplemental disclosures - non-cash activities:
Insurance financing agreement	$552	$612
Issuance of stock options for payment of certain employee bonuses	—	4,966
Issuance of subsidiary stock options for payment of certain employee bonuses	—	540
Lease right-of-use assets obtained in exchange for new operating lease liabilities	107	105
Lease right-of-use assets obtained in exchange for new finance lease liabilities	—	122

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Note A – Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage biotechnology company specializing in discovering and developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, adoptive cell therapies (via MiNK Therapeutics, Inc. ("MiNK")), and vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting cytotoxic T-lymphocyte antigen 4 (“CTLA-4”) and programmed death receptor-1s (“PD-1”) combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

Our I-O portfolio is driven by several platforms and programs, which we plan to utilize individually and in combination:

•
Multiple antibody discovery platforms, including proprietary display technologies, to identify future antibody candidates.
•
Antibody candidate programs, including our lead assets, botensilimab ("BOT") (a multifunctional immune cell activator and human Fc-enhanced CTLA-4 blocking antibody, also known as AGEN1181) and balstilimab ("BAL") (a PD-1 blocking antibody).
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

Our cash and cash equivalents at June 30, 2025 were $9.5 million, a decrease of $30.9 million from December 31, 2024. Subsequent to quarter end, we received $5.2 million from sales of our common stock in at the market offerings, and we anticipate receiving $75.0 million upfront plus a $16.0 million equity investment from the closing of our agreements with Zydus Lifesciences Ltd and its affiliates, during the third quarter. Cash and cash equivalents of our subsidiary, MiNK, at March 31, 2025, were $3.2 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances. We have incurred significant losses since our inception in 1994. As of June 30, 2025, we had an accumulated deficit of $2.2 billion and $10.5 million of subordinated notes maturing in June 2026.

Based on our current plans and projections, we believe that our cash resources of $9.5 million at June 30, 2025, along with the post-quarter cash infusions noted above and additional cash inflows from funding we expect to receive in 2025, will be sufficient to satisfy our critical liquidity requirements through 2026. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

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

Zydus Transaction

On June 3, 2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Zydus Pharmaceuticals (USA) Inc. (“Zydus”), a wholly owned subsidiary of Zydus Lifesciences Limited, for the sale to Zydus of substantially all of the assets comprising our manufacturing operations, including both owned and leased assets (the “Purchased Assets”).

As consideration for the sale of the Purchased Assets, Zydus will pay us $75.0 million at closing (less costs related to closing). The Purchase Agreement also includes contingent payments of up to an additional $50.0 million that may be earned based on usage by Agenus of Zydus’ manufacturing business during the 36-month period following the closing.

We also entered into a license agreement with Zydus (the “License Agreement”) under which, upon closing of the Purchase Agreement, Zydus will receive an exclusive license to develop, manufacture and commercialize botensilimab and balstilimab in India and Sri Lanka (the “Territory”) in exchange for a royalty on net sales at a rate of 5%, as may be adjusted by the occurrence of certain contingencies, for a period ending at the later of the expiration of our patent rights in a given country in the Territory or 10 years following first commercial sale in such country.

Additionally, in connection with the Purchase Agreement, we and Zynext Ventures USA LLC (“Zynext”), an indirect wholly-owned subsidiary of Zydus Lifesciences Limited, entered into a Securities Purchase Agreement (the “SPA” and together with the License Agreement and Purchase Agreement the “Zydus Agreements”), pursuant to which Zynext agreed to purchase 2,133,333 shares of our common stock for an aggregate purchase price of approximately $16.0 million, or $7.50 per share.

The Purchase Agreement contains customary representations, warranties and agreements by us and Zydus, indemnification obligations of the parties and certain other obligations of the parties. Closing of the transaction is subject to customary conditions, including receipt of all required government approvals, as well as the entry into a contract manufacturing agreement (under which we will use Zydus for agreed manufacturing needs), the SPA and the License Agreement. We anticipate the Zydus Agreements will close in quarter ending September 30, 2025, as such, the impact of the Zydus Agreements is not reflected in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2025.

We do not currently have title to a substantial portion of leased manufacturing equipment included in the Purchased Assets and as such, the Purchased Assets are not available for immediate sale in their present condition. This precludes the Purchased Assets from being classified as held for sale in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2025. We are currently in active negotiations to obtain title before the closing of the Purchase Agreement.

Note B – Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted loss per common share is calculated by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2025 and 2024, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2025	2024
Warrants	1,032	965
Stock options	5,242	3,367
Non-vested shares	1,313	38
Series A-1 convertible preferred stock	17	17

Note C – Investments

Cash equivalents consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$2,591	$2,591	$6,954	$6,954
Total	$2,591	$2,591	$6,954	$6,954

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three and six months ended June 30, 2025 and 2024.

As of both June 30, 2025 and December 31, 2024, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note D – Acquired Intangible Assets

Acquired intangible assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,692)	$1,149
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,156)	$3,206

	As of December 31, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,522)	$1,319
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(16,986)	$3,376

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.2 million for the remainder of 2025, $0.3 million for the years ending December 31, 2026, 2027 and 2028, and $39,000 for the year ending December 31, 2029.

Note E – Debt

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

Debt instrument	Principal at June 30, 2025	Unamortized Debt Discount	Balance at June 30, 2025
Current Portion:
2015 Subordinated Notes	$10,500	$(297)	$10,203
Debentures	146	—	146
Other	372	—	372
Long-term Portion:
Promissory Note	24,750	(1,599)	23,151
Total	$35,768	$(1,896)	$33,872

Debt instrument	Balance at December 31, 2024	Unamortized Debt Discount	Net balance at December 31, 2024
Current Portion:
2015 Subordinated Notes	$2,471	$—	$2,471
Debentures	146	—	146
Other	81	—	81
Long-term Portion:
2015 Subordinated Notes	10,500	—	10,500
Promissory Note	22,000	(2,027)	19,973
Total	$35,198	$(2,027)	$33,171

As of June 30, 2025 and December 31, 2024, the principal amount of our outstanding debt balance was $35.8 million and $35.2 million, respectively.

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

Note F – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the six months ended June 30, 2025 (in thousands):

Period from December 31, 2024 to June 30, 2025
Liability related to sale of future royalties and milestones - beginning balance	$337,539
Non-cash royalty revenue	(48,387)
Non-cash interest expense recognized	24,184
Liability related to sale of future royalties and milestones - ending balance	313,336
Less: unamortized transaction costs	(1,107)
Liability related to sale of future royalties and milestones, net	$312,229

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

During the six months ended June 30, 2025, we recognized $48.4 million of non-cash royalty revenue, and we recorded $15.5 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the six months ended June 30, 2025, our estimate of the effective annual interest rate over the remaining life of the agreement decreased to 13.5%, which results in a life of contract interest rate of 23.8%.

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

In consideration for the sale of the Purchased Assets, we received gross proceeds of $75.0 million, less $0.9 million in reimbursable expenses, on the closing date. In addition, Ligand had a time-based option to invest an additional $25.0 million on a pro rata basis ("Purchaser Upsize Option"), which expired on June 30, 2025.

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

The Purchaser Upsize Option was considered a freestanding financial instrument as it was separately exercisable and could be legally transferred from the Ligand Purchase Agreement. As such, it was accounted for as a written option which was accounted for as a liability at fair value and remeasured at each balance sheet date with changes in fair value recorded in earnings. The fair value of the Purchaser Upsize Option at June 30, 2025 was nil as it expired unexercised.

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

During the six months ended June 30, 2025, we recorded $8.7 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of June 30, 2025, our estimate of the effective annual interest rate over the life of the Ligand Purchase Agreement decreased to 21.0%, which results in a life of contract interest rate of 21.4%.

Note G – Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Payroll	$12,126	$10,872
Professional fees	5,003	4,695
Contract manufacturing costs	4,636	2,915
Research services	10,223	9,720
Other	7,323	6,759
Total	$39,311	$34,961

Other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Finance lease liabilities	$766	$4,702
Other	3,125	3,115
Total	$3,891	$7,817

Note H – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$2,591	$2,591	$—	$—
Long-term investments	919	919	—	—
Total	$3,510	$3,510	$—	$—
Liabilities:
Contingent purchase price consideration	$318	$—	$—	$318
Total	$318	$—	$—	$318

Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$6,954	$6,954	$—	$—
Long-term investments	1,006	1,006	—	—
Total	$7,960	$7,960	$—	$—
Liabilities:
Purchaser Upsize Option (Note F)	$69			$69
Contingent purchase price consideration	318	—	—	318
Total	$387	$—	$—	$387

Long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

We measure our contingent purchase price considerations at fair value. The fair values of our contingent purchase price considerations at both June 30, 2025 and December 31, 2024, of $0.3 million, included in "Other long-term liabilities" in our condensed consolidated balance sheets, are based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities use assumptions we believe would be made by a market participant and are mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at June 30, 2025 and December 31, 2024 was $35.5 million and $36.3 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2025 and December 31, 2024 was $35.8 million and $35.2 million, respectively.

Note I – Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and six months ended June 30, 2025 and 2024, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended June 30, 2025
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$334	$—	$334
Other services	—	526	526
Non-cash royalties	24,831	—	24,831
	$25,165	$526	$25,691

	Three months ended June 30, 2024
Revenue Type
Clinical product revenue	$267	$—	$267
Other services	—	660	660
Non-cash royalties	22,582	—	22,582
	$22,849	$660	$23,509

	Six months ended June 30, 2025
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$334	$—	$334
Other services	—	1,036	1,036
Non-cash royalties	48,387	—	48,387
	$48,721	$1,036	$49,757

	Six months ended June 30, 2024
Revenue Type
Clinical product revenue	$267	$—	$267
Other services	—	898	898
Non-cash royalties	50,349	—	50,349
	$50,616	$898	$51,514

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Six months ended June 30, 2025	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,174	$45	$(31)	$1,188

During the six months ended June 30, 2025, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

Note J – Share-based Compensation Plans

In June 2025, our stockholders approved an amendment to our Amended and Restated 2019 Equity Incentive Plan (the "2019 EIP") that increased the maximum number of shares of our common stock available for issuance under our 2019 EIP by 7.0 million shares.

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

A summary of option activity for the six months ended June 30, 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,242,916	$28.76
Granted	495,564	3.05
Exercised	—	—
Forfeited	(242,539)	10.45
Expired	(253,738)	56.68
Outstanding at June 30, 2025	5,242,203	$25.76	7.83	$4,044,166
Vested or expected to vest at June 30, 2025	5,242,203	$25.76	7.83	$4,044,166
Exercisable at June 30, 2025	2,741,527	$43.79	6.54	$317,505

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2025 and 2024 were $2.90 and $11.53, respectively.

During the six months ended June 30, 2025, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated June 18, 2025. In May 2025, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an amendment to our 2019 EIP. This approval was obtained in June 2025. Accordingly, these awards have a grant date of June 2025, with an exercise price as of the date the Board of Director's approved the awards in May 2025.

As of June 30, 2025, there was approximately $8.6 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under subsidiary plans which, if all milestones are achieved, will be recognized over a weighted average period of 1.2 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2025 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	42,222	$17.30
Granted	1,598,322	4.30
Vested	(316,728)	3.97
Forfeited	(10,598)	22.53
Outstanding at June 30, 2025	1,313,218	$4.65

As of June 30, 2025, there was approximately $1.2 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under subsidiary plans which will be recognized over a period of 2.4 years.

During the six months ended June 30, 2025, 18,365 shares were issued under the 2019 Employee Stock Purchase Plan and 94,340 shares were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$778	$4,722	$1,604	$6,036
General and administrative	2,663	4,568	5,170	7,450
Total share-based compensation expense	$3,441	$9,290	$6,774	$13,486

Note K – Restricted Cash

As of both June 30, 2025, and December 31, 2024, we maintained non-current restricted cash of $3.6 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$40,437	$9,534	$76,110	$93,723
Restricted cash	3,634	3,634	3,669	3,634
Cash, cash equivalents and restricted cash	$44,071	$13,168	$79,779	$97,357

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

During the three and six months ended June 30, 2025, we received net proceeds of approximately $12.2 million and $18.6 million from the sale of approximately 3.1 million and 5.9 million shares, respectively, of our common stock in at-the-market offerings under the Sales Agreement.

Note M – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	June 30, 2025	December 31, 2024
MiNK Therapeutics, Inc.	45%	45%
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended June 30, 2025 and December 31, 2024, were as follows (in thousands):

	June 30, 2025	December 31, 2024
Beginning balance	$19,956	$11,949

Net loss attributable to non-controlling interest	(3,161)	(5,059)

Other items:
Sale of subsidiary shares in private placement	—	10,234
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	1	20
Subsidiary share-based compensation	1,497	2,812
Total other items	1,498	13,066

Ending balance	$18,293	$19,956

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

Note N – Related Party Transactions

In June 2024, Dr. Jennifer Buell was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the three and six months ended June 30, 2025, we expensed Wolf Greenfield fees totaling approximately $66,000 and $162,000, respectively, and for the three and six months ended June 30, 2024, we expensed Wolf Greenfield fees totaling approximately $57,000 and $99,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

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

The following table presents selected financial information related to our single reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$25,691	$23,509	$49,757	$51,514

Operating expenses:
External expenses	(22,720)	(31,776)	(41,739)	(68,772)
Payroll related expenses	(11,327)	(14,866)	(23,431)	(32,269)
Other operating expenses	(8,355)	(7,060)	(14,609)	(13,549)
Operating loss	(16,711)	(30,193)	(30,022)	(63,076)

Other income (expense):
Interest expense	(13,343)	(32,284)	(26,325)	(62,558)
Interest income	54	539	241	1,347
Other income (expense)	(12)	7,141	(276)	6,036
Net loss	$(30,012)	$(54,797)	$(56,382)	$(118,251)

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2025 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note R – Subsequent Events

At the Market Offerings

During the period of July 1, 2025 through August 7, 2025, we sold approximately 787,000 shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $5.2 million.

MiNK Therapeutics Ownership

In July 2025, our ownership percentage of MiNK dropped below 50%, resulting in a loss of control. As a result, MiNK will no longer be consolidated in our consolidated financial statements. We are currently evaluating the financial statement impact and expect the loss of control to be reflected in our consolidated financial statements for the period ending September 30, 2025.

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

Overview

We are a clinical-stage biotechnology company specializing in discovering and developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, adoptive cell therapies (via MiNK Therapeutics, Inc. ("MiNK")), and vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting cytotoxic T-lymphocyte antigen 4 (“CTLA-4”) and a programmed death receptor-1 (“PD-1”) combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

Our I-O portfolio is driven by several platforms and programs, which we plan to utilize individually and in combination:

•
Multiple antibody discovery platforms, including proprietary display technologies, to identify future antibody candidates.
•
Antibody candidate programs, including our lead assets, botensilimab ("BOT") (a multifunctional immune cell activator and human Fc-enhanced CTLA-4 blocking antibody, also known as AGEN1181) and balstilimab ("BAL") (a PD-1 blocking antibody).
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

In May 2024, we, and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Ligand Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with BMS, UroGen, Gilead, Merck and Incyte, (the “Covered License Agreements”) (ii) 18.75% of the royalties we receive under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”). The total amounts payable to Ligand are subject to a 50% reduction in the event total payments to Ligand exceed a specified return hurdle. The synthetic royalty is subject to a reduction if annual worldwide net sales exceed a specified level, and a cap on annual worldwide net sales if annual worldwide net sales exceed a higher specified level. The synthetic royalty can increase by 1% based on the occurrence of certain future events. After taking into account our obligations under the Ligand Purchase Agreement, XOMA Royalty Purchase Agreement and the current status of our collaboration agreements, we remain eligible to receive up to approximately $136.3 million and $49.4 million in potential development, regulatory, and commercial milestones from UroGen and Merck, respectively.

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

In October 2021, we completed the initial public offering (“IPO”) of MiNK, which trades on the Nasdaq Capital Market under the ticker symbol “INKT.” MiNK is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening immune diseases. MiNK’s most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. MiNK is currently expanding its clinical programs, with an externally funded Phase 2 trial in second-line gastric cancer actively enrolling at Memorial Sloan Kettering Cancer Center. Additionally, MiNK is evaluating agenT-797 as a variant-agnostic therapy for patients with viral acute respiratory distress syndrome (“ARDS”) in planning for a randomized Phase 2 study addressing an urgent unmet need in patients with pulmonary dysfunction. In May 2024, MiNK secured a $5.8 million private placement financing at a 25% premium, led by GKCC, LLC. In addition to its lead clinical program, MiNK has announced a collaboration with ImmunoScape, Inc. (“ImmunoScape”) to discover and develop next-generation T-cell receptor therapies targeting novel solid tumor antigens. This partnership leverages MiNK’s proprietary library of T-cell antigens and ImmunoScape’s platform for rapid discovery of novel T-cell receptors.

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

Historical Results of Operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $2.2 million, to approximately $24.8 million for the three months ended June 30, 2025, from $22.6 million for the three months ended June 30, 2024, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 27% to $26.7 million for the three months ended June 30, 2025 from $36.8 million for the three months ended June 30, 2024. Decreased expenses in the three months ended June 30, 2025 primarily relate to a $6.6 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $2.7 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $0.8 million decrease in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 8% to $15.5 million for the three months ended June 30, 2025 from $16.8 million for the three months ended June 30, 2024. Decreased expenses in the three months ended June 30, 2025 primarily relate to a $1.8 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $0.2 million decrease in other general and administrative expenses. These decreases were partially offset by a $0.3 million increase in expenses attributable to the activities of our subsidiaries and a $0.3 million increase in professional fees.

Non-operating income (expense)

Non-operating expense increased to approximately $12,000 for the three months ended June 30, 2025 from income of $7.1 million for the three months ended June 30, 2024, primarily due to de minimis activity in the three months ended June 30, 2025, compared to the recognition of a $5.5 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK in the three months ended June 30, 2024.

Interest expense, net

Interest expense, net decreased to approximately $13.3 million for the three months ended June 30, 2025 from $31.7 million for the three months ended June 30, 2024, mainly due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to decreased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant, partially offset by an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note F to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK decreased $2.0 million, to approximately $48.4 million for the six months ended June 30, 2025, from $50.3 million for the six months ended June 30, 2024, due to decreased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 40% to $48.2 million for the six months ended June 30, 2025 from $80.7 million for the six months ended June 30, 2024. Decreased expenses in the six months ended June 30, 2025 primarily relate to a $22.9 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $6.0 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $3.3 million decrease in expenses attributable to the activities of our subsidiaries and a $0.4 million decrease in other research and development expenses.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 7% to $31.2 million for the six months ended June 30, 2025 from $33.7 million for the six months ended June 30, 2024. Decreased expenses in the six months ended June 30, 2025 primarily relate to a $3.3 million decrease in personnel related expenses, mainly due to a decrease in headcount, and a $0.3 million decrease in other general and administrative expenses. These decreases were partially offset by a $1.1 million increase in professional fees and a $0.1 million increase in expenses attributable to the activities of our subsidiaries.

Non-operating income (expense)

Non-operating expense increased to approximately $0.3 million for the six months ended June 30, 2025 from income of $6.0 million for the six months ended June 30, 2024, primarily due to de minimis activity in the six months ended June 30, 2025, compared to the recognition of a $5.5 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK in the six months ended June 30, 2024.

Interest expense, net

Interest expense, net decreased to approximately $26.1 million for the six months ended June 30, 2025 from $61.2 million for the six months ended June 30, 2024, mainly due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to decreased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant, partially offset by an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the six months ended June 30, 2025, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2025	2024	2023	2022
Antibody programs	Various	$30,311	$113,135	$178,445	$133,108
Vaccine adjuvant	STIMULON cpcQS-21	1,461	1,844	10,296	10,789
Cell therapies	Various	3,282	7,558	16,283	24,300
Other research and development programs	Various	13,177	32,991	29,545	18,494
Total research and development expenses		$48,231	$155,528	$234,569	$186,691

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.2 billion as of June 30, 2025. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through June 30, 2025, we have raised aggregate net proceeds of approximately $2.03 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market

Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 5.9 million and 0.8 million shares of our common stock pursuant to the Sales Agreement during the six months ended June 30, 2025 and the period of July 1, 2025 through August 7, 2025, respectively, and received aggregate net proceeds totaling $23.8 million. As of August 7, 2025, approximately 11.4 million shares remained available for sale under the Sales Agreement.

Our cash and cash equivalents at June 30, 2025 were $9.5 million, a decrease of $30.9 million from December 31, 2024. Subsequent to quarter end we received $5.2 million from sales of our common stock in at the market offerings, and we anticipate receiving $75.0 million upfront plus a $16.0 million equity investment from the closing of our agreements with Zydus Lifesciences Ltd and its affiliates, during the third quarter. Cash and cash equivalents of our subsidiary, MiNK, at March 31, 2025, were $3.2 million. MiNK cash can only be accessed by Agenus through a declaration of a dividend by the MiNK Board of Directors or through settlement of intercompany balances.

As of June 30, 2025, we had debt outstanding of $35.8 million in principal, $10.5 million is due June 2026, and $24.75 million is due November 2026.

Based on our current plans and projections, we believe our cash resources of $9.5 million as of June 30, 2025, along with the post-quarter cash infusions noted above and additional cash inflows from funding we expect to receive in 2025, will be sufficient to satisfy our critical liquidity requirements through 2026. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances. We transact at-the-market sales from time to time in order to manage our cash balances. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

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

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $660.7 million over the term of the related activities. Through June 30, 2025, we have expensed $623.3 million as research and development expenses and $571.1 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $45.8 million and $76.4 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 3.7% and 2.1% of our cash used in operations for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound and Swiss Franc, in large part due to our subsidiaries, Agenus UK Limited and AgenTus Therapeutics Limited, both with operations in England, and Antigenics SA, a company with operations in Switzerland.

We had cash and cash equivalents at June 30, 2025 of $9.5 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Asset Purchase Agreement dated June 3, 2025 by and among Agenus Inc., Agenus West, LLC and Zydus Pharmaceuticals (USA) Inc. Filed herewith.

10.2*	License Agreement dated June 3, 2025 by and between Agenus Inc. and Zydus Life Sciences Limited. Filed herewith.

10.3*	Securities Purchase Agreement dated June 3, 2025 by and between Agenus Inc. and Zynext Ventures USA LLC. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

* Certain portions of this exhibit (indicated by “[***]”) have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) as the Company determined the omitted information (i) is not material and (ii) is the type that the Company customarily and actually treats as private or confidential.

AGENUS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2025	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer