Form 10-Q
period 2025-09-30
AGENUS INC
filed 2025-11-10
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 7, 2025: 34,008,349 shares.

Agenus Inc.

Nine Months Ended September 30, 2025

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4.	Controls and Procedures	33

PART II
ITEM 1.	Legal Proceedings	34
ITEM 1A.	Risk Factors	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	35
	Signatures	36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$3,458	$40,437
Accounts receivable	538	407
Related party note receivable from MiNK Therapeutics, Inc.	5,725	—
Prepaid expenses	885	2,315
Assets held for sale	122,149	—
Other current assets	1,195	2,415
Total current assets	133,950	45,574
Property, plant and equipment, net of accumulated amortization and depreciation of $47,166 and $72,553 at September 30, 2025 and December 31, 2024, respectively	15,987	120,087
Operating lease right-of-use assets	8,027	27,308
Goodwill	24,092	24,092
Acquired intangible assets, net of accumulated amortization of $17,240 and $16,986 at September 30, 2025 and December 31, 2024, respectively	3,122	3,376
Equity method investment in MiNK Therapeutics, Inc.	30,482	—
Due from related parties (MiNK Therapeutics, Inc.)	15,043	—
Other long-term assets	3,188	5,834
Total assets	$233,891	$226,271
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$10,610	$2,698
Current portion, liability related to sale of future royalties and milestones	103,047	111,978
Current portion, deferred revenue	45	31
Current portion, operating lease liabilities	1,113	2,446
Accounts payable	85,289	61,470
Accrued liabilities	31,752	34,961
Liabilities held for sale	54,566	—
Other current liabilities	710	7,817
Total current liabilities	287,132	221,401
Long-term debt, net of current portion	23,599	30,473
Liability related to sale of future royalties and milestones, net of current portion	192,126	224,389
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	10,383	54,551
Other long-term liabilities	376	738
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2025 and December 31, 2024; liquidation value of $34,263 at September 30, 2025	0	0
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 32,814,429 and 23,634,670 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	329	236
Additional paid-in capital	1,899,281	1,857,662
Accumulated other comprehensive loss	(1,560)	(1,398)
Accumulated deficit	(2,172,187)	(2,182,880)
Total stockholders’ deficit attributable to Agenus Inc.	(274,137)	(326,380)
Non-controlling interest	(6,731)	19,956
Total stockholders’ deficit	(280,868)	(306,424)
Total liabilities and stockholders’ deficit	$233,891	$226,271

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Research and development	$1,087	$—	$1,421	$267
Service revenue	—	454	1,036	1,353
Non-cash royalty revenue related to the sale of future royalties	29,148	24,658	77,535	75,006
Total revenues	30,235	25,112	79,992	76,626
Operating expenses:
Cost of revenue	(642)	(146)	(1,022)	(368)
Research and development	(23,596)	(41,058)	(71,827)	(121,753)
General and administrative	(10,860)	(17,275)	(42,097)	(50,947)
Fair value adjustments	318	1,863	387	1,863
Operating loss	(4,545)	(31,504)	(34,567)	(94,579)
Other income (expense):
Non-operating income (expense)	(19,298)	19	(19,574)	6,054
Gain from deconsolidation of MiNK Therapeutics, Inc.	100,924	—	100,924	—
Interest expense, net	(13,170)	(35,729)	(39,254)	(96,940)
Net income (loss)	63,911	(67,214)	7,529	(185,465)
Dividends on Series A-1 convertible preferred stock	(54)	(54)	(162)	(161)
Less: net loss attributable to non-controlling interest	(3)	(828)	(3,164)	(4,112)
Net income (loss) attributable to Agenus Inc. common stockholders	$63,860	$(66,440)	$10,531	$(181,514)
Per common share data:
Net income (loss) attributable to Agenus Inc. comm stockholders:
Basic	$2.00	$(3.08)	$0.37	$(8.65)
Diluted	$1.94	$(3.08)	$0.37	$(8.65)
Weighted average number of Agenus Inc. common shares outstanding:
Basic	31,886	21,550	28,184	20,995
Diluted	32,858	21,550	28,264	20,995

Other comprehensive loss:
Foreign currency translation loss	$(56)	$(346)	$(162)	$(392)
Other comprehensive loss	(56)	(346)	(162)	(392)
Comprehensive income (loss)	$63,804	$(66,786)	$10,369	$(181,906)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2024	32	$0	23,635	$236	$1,857,662	—	$—	$(1,398)	$19,956	$(2,182,880)	(306,424)
Net loss	—	—	—	—	—	—	—	—	(1,104)	(25,266)	(26,370)
Other comprehensive loss	—	—	—	—	—	—	—	(70)	—	—	(70)
Share-based compensation	—	—	—	—	2,587	—	—	—	597	—	3,184
Shares sold at the market	—	—	2,783	28	6,315	—	—	—	—	—	6,343
Payment of CEO payroll in shares	—	—	33	1	88	—	—	—	—	—	89
Issuance of warrants	—	—	—	—	398	—	—	—	—	—	398
Issuance of shares for services	—	—	11	—	39	—	—	—	—	—	39
Issuance of shares in connection with debt agreement	—	—	66	1	219	—	—	—	—	—	220
Vesting of nonvested shares	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	18	—	43	—	—	—	1	—	44
Issuance of shares for employee salaries	—	—	24	—	171	(8)	(22)	—	—	—	149
Retirement of treasury shares	—	—	(8)	—	(22)	8	22	—	—	—	—
Balance at March 31, 2025	32	$0	26,563	$266	$1,867,500	—	$—	$(1,468)	$19,450	$(2,208,146)	$(322,398)
Net loss	—	—	—	—	—	—	—	—	(2,057)	(27,955)	(30,012)
Other comprehensive loss	—	—	—	—	—	—	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	2,438	—	—	—	900	—	3,338
Shares sold at the market	—	—	3,136	31	12,186	—	—	—	—	—	12,217
Payment of CEO payroll in shares	—	—	40	—	114	—	—	—	—	—	114
Issuance of shares for services	—	—	9	—	26	—	—	—	—	—	26
Issuance of shares in connection with debt agreement	—	—	179	2	402	—	—	—	—	—	404
Vesting of nonvested shares	—	—	15	—	—	—	—	—	—	—	—
Issuance of shares for employee salaries	—	—	91	1	103	(29)	(65)	—	—	—	39
Retirement of treasury shares	—	—	(29)	—	(65)	29	65	—	—	—	—
Balance at June 30, 2025	32	$0	30,004	$300	$1,882,704	—	$—	$(1,504)	$18,293	$(2,236,101)	$(336,308)
Net income (loss)	—	—	—	—	—	—	—	—	(3)	63,914	63,911
Other comprehensive loss	—	—	—	—	—	—	—	(56)	—	—	(56)
Share-based compensation	—	—	—	—	2,792	—	—	—	16	—	2,808
Shares sold at the market	—	—	1,654	17	8,949	—	—	—	—	—	8,966
Payment of CEO payroll in shares	—	—	20	—	98	—	—	—	—	—	98
Issuance of shares for services	—	—	86	1	335	—	—	—	—	—	336
Issuance of shares in connection with debt agreement	—	—	74	1	371	—	—	—	—	—	372
Deconsolidation of a subsidiary	—	—	—		—	—	—	—	(25,037)	—	(25,037)
Vesting of nonvested shares	—	—	59	1	(1)	—	—	—	—	—	—
Employee share purchases	—	—	30	—	78	—	—	—	—	—	78
Issuance of shares for certain employee bonuses	—	—	1,353	14	6,034	(466)	(2,084)	—	—	—	3,964
Retirement of treasury shares	—	—	(466)	(5)	(2,079)	466	2,084	—	—	—	—
Balance at September 30, 2025	32	$0	32,814	$329	$1,899,281	—	$—	$(1,560)	$(6,731)	$(2,172,187)	$(280,868)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2023	32	$0	19,718	$197	$1,796,095	$(955)	$11,949	$(1,955,668)	$(148,382)
Net loss	—	—	—	—	—	—	(1,568)	(61,886)	(63,454)
Other comprehensive loss	—	—	—	—	—	(116)	—	—	(116)
Share-based compensation	—	—	—	—	3,477	—	719	—	4,196
Shares sold at the market	—	—	1,249	13	17,158	—	—	—	17,171
Payment of CEO payroll in shares	—	—	7	—	89	—	—	—	89
Vesting of nonvested shares	—	—	8	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	12	—	166	—	7	—	173
Balance at March 31, 2024	32	$0	20,994	$210	$1,816,985	$(1,071)	$11,107	$(2,017,554)	$(190,323)
Net loss	—	—	—	—	—	—	(1,716)	(53,081)	(54,797)
Other comprehensive income	—	—	—	—	—	70	—	—	70
Share-based compensation	—	—	—	—	8,449	—	841	—	9,290
Shares sold at the market	—	—	117	1	1,989	—	—	—	1,990
Issuance of warrants, net of expenses	—	—	—	—	6,983	—	—	—	6,983
Vesting of nonvested shares	—	—	2	—	—	—	—	—	—
Payment of CEO payroll in shares	—	—	11	—	114	—	—	—	114
MiNK private placement stock sale	—	—	—	—	(4,434)	—	10,234	—	5,800
Exercise of stock options	—	—	2	—	28	—	6	—	34
Balance at June 30, 2024	32	$0	21,126	$211	$1,830,114	$(1,001)	$20,472	$(2,070,635)	$(220,839)
Net loss	—	—	—	—	—	—	(828)	(66,386)	(67,214)
Other comprehensive loss	—	—	—	—	—	(346)	—	—	(346)
Share-based compensation	—	—	—	—	8,399	—	881	—	9,280
Shares sold at the market	—	—	503	5	6,771	—	—	—	6,776
Payment of CEO payroll in shares	—	—	16	—	98	—	—	—	98
Vesting of nonvested shares	—	—	7	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	33	1	433	—	7	—	441
Balance at September 30, 2024	32	$0	21,685	$217	$1,845,815	$(1,347)	$20,532	$(2,137,021)	$(271,804)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$7,529	$(185,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,402	10,083
Share-based compensation	10,309	12,716
Non-cash royalty revenue	(77,535)	(75,006)
Non-cash interest expense	38,666	97,459
Loss on sale or disposal of assets, net	936	18
Gain from deconsolidation of MiNK Therapeutics, Inc.	(100,924)	—
Unrealized loss on long-term investments	20,096	1,103
Gain on lease terminations	—	(5,334)
Other, net	(200)	(3,741)
Changes in operating assets and liabilities:
Accounts receivable	(49)	25,613
Prepaid expenses	1,160	5,751
Accounts payable	26,840	(13,682)
Deferred revenue	1	(7)
Accrued liabilities and other current liabilities	13,435	1,722
Other operating assets and liabilities	(10,243)	(893)
Net cash used in operating activities	(60,577)	(129,663)
Cash flows from investing activities:
Purchases of plant and equipment	(6)	(503)
Proceeds from sale of plant and equipment	358	24
Proceeds from sale of long-term investment	62	527
Net cash provided by investing activities	414	48
Cash flows from financing activities:
Net proceeds from sale of equity	27,525	25,937
Net proceeds from sale of subsidiary shares in private placement	—	5,800
Proceeds from Ligand Purchase Agreement, net of expenses	—	73,851
Proceeds from employee stock purchases and option exercises	122	648
Proceeds from the issuance of long-term debt, net	2,500	—
Impact to cash resulting from deconsolidation of a subsidiary	(1,682)	—
Purchase of treasury shares to satisfy tax withholdings	(87)	—
Payment of long-term debt	(2,500)	—
Payment of finance lease obligation	(4,659)	(7,766)
Net cash provided by financing activities	21,219	98,470
Effect of exchange rate changes on cash	43	(216)
Net decrease in cash, cash equivalents and restricted cash	(38,901)	(31,361)
Cash, cash equivalents and restricted cash, beginning of period	44,071	79,779
Cash, cash equivalents and restricted cash, end of period	$5,170	$48,418
Supplemental cash flow information:
Cash paid for interest	$903	$1,737
Supplemental disclosures - non-cash activities:
Insurance financing agreement	$552	$771
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	3,964	—
Issuance of stock options for payment of certain employee bonuses	—	9,321
Issuance of subsidiary stock options for payment of certain employee bonuses	—	1,032
Lease right-of-use assets obtained in exchange for new operating lease liabilities	107	105
Lease right-of-use assets obtained in exchange for new finance lease liabilities	10,737	122

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Note A – Business, Liquidity and Basis of Presentation

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage biotechnology company specializing in discovering and developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")), and adoptive cell therapies (via our investment in MiNK Therapeutics, Inc., Nasdaq: "INKT" ("MiNK")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting cytotoxic T-lymphocyte antigen 4 (“CTLA-4”) and programmed death receptor-1s (“PD-1”) combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

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

Our cash and cash equivalents at September 30, 2025 were $3.5 million. Subsequent to quarter end, we entered into a $10.0 million Promissory Note Agreement (the “Zydus Note”) with Zydus Pharmaceuticals (USA) Inc. (“Zydus”) and received $4.5 million from sales of our common stock in at the market offerings. In addition, we anticipate receiving $91.0 million from our agreements with Zydus Lifesciences Ltd and its affiliates, during the first quarter of 2026. We have incurred significant losses since our inception in 1994. As of September 30, 2025, we had an accumulated deficit of $2.2 billion and $10.5 million of subordinated notes maturing in June 2026.

Based on our current plans and projections, we believe that our cash resources of $3.5 million at September 30, 2025, along with the post-quarter cash infusions noted above, anticipated revenues under our reimbursed compassionate access in France, and projected additional cash inflows from funding we expect to receive in 2026, will be sufficient to satisfy our critical liquidity requirements through 2026. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances.

Currently we are in discussions with entities including operating companies and financial entities to provide the additional funding to support our operations through our planned registration and launch strategy for botensilimab/balstilimab. However, because the completion of cash funding transactions is not entirely within our control, and in accordance with accounting standards, substantial doubt continues to exist about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management continues to diligently address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. We expect our sources of funding to include additional out-licensing agreements, asset sales, project financing, and/or sales of equity securities.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

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

In July 2025, our ownership percentage of MiNK dropped below 50%. While we maintain significant influence, this resulted in a loss of control, and as such, MiNK was deconsolidated in the quarter ended September 30, 2025.

Upon deconsolidation, we recognized a gain of approximately $100.9 million in our Condensed Consolidated Statements of Operations. Subsequent to the deconsolidation, we accounted for our equity ownership interest in MiNK under the equity method of accounting (fair value option). Refer to Note F for more information.

Note B – Summary of Significant Accounting Policies

Except as detailed below, there have been no material changes to our significant accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Equity Method Investment

Our equity method investment consists of an investment in common stock of a publicly-held company in which we have the ability to exercise significant influence but do not have control. We have elected the fair value option for our equity method investment.

Fair Value Option

Under the Fair Value Option subsection of Accounting Standards Codification ("ASC") Subtopic 825-10, Financial Instruments – Overall, we have the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. We have elected to report our investment in MiNK, including the related party note receivable from MiNK at fair value. The fair value of the equity investment is based on readily determinable pricing available on a securities exchange and the fair value of the related party note receivable is determined on a scenario based present value methodology.

Current Expected Credit Losses

Financial assets measured at amortized cost are assessed for future expected credit losses under the guidance in ASC 326, Financial Instruments – Credit Losses, to determine if application of an expected credit losses reserve is necessary. We perform regular reviews of our receivable balances, including related party receivables, and when appropriate, would record an expected credit losses reserve. We have not recorded provisions for credit losses for any of the periods presented.

Assets and Liabilities Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the sale price of the net assets is comparable to current fair value and (vi) actions required to complete the plan indicate it is unlikely that significant changes will be made or that management will withdraw from the sale. Assets and liabilities held for sale are presented separately on our Condensed Consolidated Balance Sheets at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of right-of-use assets are not recorded while these assets are classified as held for sale.

Note C – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amounts used for basic and diluted per share calculations:
Net income (loss) attributable to Agenus Inc. common stockholders	$63,860	$(66,440)	$10,531	$(181,514)

Weighted average number of Agenus Inc. common shares outstanding - basic	31,886	21,550	28,184	20,995

Effect of potentially dilutive securities:
Share based compensation awards	914	—	22	—
Warrants	58	—	58	—
Weighted average number of Agenus Inc. common shares outstanding - diluted	32,858	21,550	28,264	20,995

Net income (loss) attributable to Agenus Inc. per common share:
Basic	$2.00	$(3.08)	$0.37	$(8.65)
Diluted	$1.94	$(3.08)	$0.37	$(8.65)

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2024, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2025 and 2024, as they would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	974	965	974	965
Stock options	4,429	3,313	5,125	3,313
Non-vested shares	74	36	90	36
Series A-1 convertible preferred stock	17	17	17	17

Note D – Cash Equivalents

Cash equivalents consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$413	$413	$6,954	$6,954
Total	$413	$413	$6,954	$6,954

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three and nine months ended September 30, 2025 and 2024.

As of both September 30, 2025 and December 31, 2024, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note E – Acquired Intangible Assets

Acquired intangible assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,776)	$1,065
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,240)	$3,122

	As of December 31, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,522)	$1,319
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(16,986)	$3,376

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.1 million for the remainder of 2025, $0.3 million for the years ending December 31, 2026, 2027 and 2028, and $39,000 for the year ending December 31, 2029.

Note F – Investment in MiNK Therapeutics, Inc.

In July 2025, our ownership percentage of MiNK dropped below 50%, while we maintain significant influence, this resulted in a loss of control. As a result, MiNK was deconsolidated in the quarter ended September 30, 2025. As we maintain a significant ownership percentage in MiNK (approximately 48% as of September 30, 2025) we have accounted for this investment under the equity method and have elected the fair value option. Refer to Note B for more information.

Deconsolidation

On July 17, 2025, our ownership interest in MiNK dropped below 50% due to dilution resulting from MiNK selling shares to unrelated investors. We determined that the loss of control due to dilution does not constitute a strategic shift from our perspective and therefore the deconsolidation is not deemed to be a discontinued operation.

We recognized a $100.9 million gain on deconsolidation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025. This gain is the sum of (1) the fair value of our retained investment in MiNK (2) the carrying amount of the existing noncontrolling interest that was derecognized, and (3) the carrying amount of accumulated other comprehensive income attributable to MiNK, less the carrying amount of MiNK's net liabilities derecognized.

The fair value of our retained investment in MiNK as of the date of deconsolidation was $50.6 million. Fair value was calculated using readily determinable pricing available on a securities exchange.

We will continue to have involvement with MiNK after deconsolidation, including providing services under an Amended and Restated Intercompany Services Agreement, and MiNK has been deemed a related party. Following the deconsolidation, we recognized Related party balances on our Condensed Consolidated Balance Sheets. Refer to Note P for further detail.

Remaining Investment

Following deconsolidation we have accounted for our remaining investment in MiNK according to the equity method in accordance with ASC 323, as we have retained the ability to exercise significant influence but do not have control. In accordance with ASC 825, we have made the irrevocable election to measure our investment and all other eligible interests in MiNK, including the Related party note receivable (the "Note Receivable") (refer to Note J), at fair value. All subsequent changes in fair value will be reported as part of Non-operating income (expense) in our Condensed Consolidated Statements of Operations.

The fair value of our equity investment in MiNK at September 30, 2025 was $30.5 million. The total carrying value of our investment in MiNK at September 30, 2025, including the fair value of the Note Receivable and the carrying value of the Due from related parties receivable, was approximately $51.3 million.

Our investment in MiNK is considered a significant investee as the carrying value of our total investment is greater than 20% of our total consolidated asset balance. The following tables present summarized balance sheet information as of September 30,2025 and summarized results of operations for the three months since the date of deconsolidation (in thousands):

September 30, 2025
Current assets	$14,534
Non-current assets	429
Current liabilities	13,434
Non-current liabilities	15,043

Three Months Ended September 30,
2025
Net loss	$(2,888)
Net loss attributable to Agenus	(1,386)

Note G – Debt

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

Debt instrument	Principal at September 30, 2025	Unamortized Debt Discount	Balance at September 30, 2025
Current Portion:
2015 Subordinated Notes	$10,500	$(223)	$10,277
Debentures	146	—	146
Other	188	—	188
Long-term Portion:
Promissory Note	24,750	(1,152)	23,598
Total	$35,584	$(1,375)	$34,209

Debt instrument	Balance at December 31, 2024	Unamortized Debt Discount	Net balance at December 31, 2024
Current Portion:
2015 Subordinated Notes	$2,471	$—	$2,471
Debentures	146	—	146
Other	81	—	81
Long-term Portion:
2015 Subordinated Notes	10,500	—	10,500
Promissory Note	22,000	(2,027)	19,973
Total	$35,198	$(2,027)	$33,171

As of September 30, 2025 and December 31, 2024, the principal amount of our outstanding debt balance was $35.6 million and $35.2 million, respectively.

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
•
committed to registering the New Warrants with the SEC within ninety (90) days after February 20, 2025; and
•
provided that if we conduct a financing of greater than $10.0 million at a price per share below $3.25 before February 20, 2026, the exercise price on the New Warrants will be reduced to the same price at which such financing was conducted.

This Amendment was accounted for as a debt modification. As part of the Amendment, we recorded debt discount of approximately $0.4 million, representing the fair value of the new and modified warrants. This amount is presented net of the liability in our condensed consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Subordinated Notes.

Note H – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2025 (in thousands):

Period from December 31, 2024 to September 30, 2025
Liability related to sale of future royalties and milestones - beginning balance	$337,539
Non-cash royalty revenue	(77,535)
Non-cash interest expense recognized	36,243
Liability related to sale of future royalties and milestones - ending balance	296,247
Less: unamortized transaction costs	(1,074)
Liability related to sale of future royalties and milestones, net	$295,173

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

During the nine months ended September 30, 2025, we recognized $77.5 million of non-cash royalty revenue, and we recorded $23.0 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the nine months ended September 30, 2025, our estimate of the effective annual interest rate over the remaining life of the agreement decreased to 13.8%, which results in a life of contract interest rate of 23.9%.

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

The Purchaser Upsize Option was considered a freestanding financial instrument as it was separately exercisable and could be legally transferred from the Ligand Purchase Agreement. As such, it was accounted for as a written option which was accounted for as a liability at fair value and remeasured at each balance sheet date with changes in fair value recorded in earnings. The fair value of the Purchaser Upsize Option at September 30, 2025 was nil as it expired unexercised.

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

During the nine months ended September 30, 2025, we recorded $13.2 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of September 30, 2025, our estimate of the effective annual interest rate over the life of the Ligand Purchase Agreement decreased to 21.0%, which results in a life of contract interest rate of 21.4%.

Note I – Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Payroll	$9,339	$10,872
Professional fees	4,005	4,695
Contract manufacturing costs	3,107	2,915
Research services	7,939	9,720
Other	7,362	6,759
Total	$31,752	$34,961

Other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Finance lease liabilities	$65	$4,702
Other	645	3,115
Total	$710	$7,817

Note J – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$413	$413	$—	$—
Related party note receivable	5,725	—	5,725	—
Investment in MiNK Therapeutics, Inc.	30,482	30,482	—	—
Long-term investments	849	849	—	—
Total	$37,469	$31,744	$5,725	$—

Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$6,954	$6,954	$—	$—
Long-term investments	1,006	1,006	—	—
Total	$7,960	$7,960	$—	$—
Liabilities:
Purchaser Upsize Option (Note F)	$69			$69
Contingent purchase price consideration	318	—	—	318
Total	$387	$—	$—	$387

We measure the Related party note receivable at fair value. The fair value of the Note Receivable at September 30, 2025 was approximately $5.7 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note Receivable and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of September 30, 2025 the Note Receivable had a principal balance of $5.0 million.

Our long-term equity investment in MiNK is measured at fair value and is calculated using readily determinable pricing available on a securities exchange and is classified as a Level 1 asset.

Other long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

We measured our contingent purchase price considerations at fair value. The fair value of our contingent purchase price considerations at December 31, 2024, of $0.3 million, included in "Other long-term liabilities" in our condensed consolidated balance sheets, were based on significant inputs not observable in the market, which require them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities used assumptions we believe would be made by a market participant and were mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price considerations.

The fair value of our outstanding debt balance at September 30, 2025 and December 31, 2024 was $35.6 million and $36.3 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2025 and December 31, 2024 was $35.6 million and $35.2 million, respectively.

Note K – Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and nine months ended September 30, 2025 and 2024, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three months ended September 30, 2025
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$1,087	$—	$1,087
Other services	—	—	—
Non-cash royalties	29,148	—	29,148
	$30,235	$—	$30,235

	Three months ended September 30, 2024
Revenue Type
Other services	$—	$454	$454
Non-cash royalties	24,658	—	24,658
	$24,658	$454	$25,112

	Nine months ended September 30, 2025
	United States	Rest of World	Total
Revenue Type
Clinical product revenue	$1,421	$—	$1,421
Other services	—	1,036	1,036
Non-cash royalties	77,535	—	77,535
	$78,956	$1,036	$79,992

	Nine months ended September 30, 2024
Revenue Type
Clinical product revenue	$267	$—	$267
Other services	—	1,353	1,353
Non-cash royalties	75,006	—	75,006
	$75,273	$1,353	$76,626

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Nine months ended September 30, 2025	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,174	$45	$(31)	$1,188

During the nine months ended September 30, 2025, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

Note L – Share-based Compensation Plans

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

A summary of option activity for the nine months ended September 30, 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,242,916	$28.76
Granted	598,432	3.22
Exercised	—	—
Forfeited	(220,891)	12.34
Expired	(478,522)	42.76
Outstanding at September 30, 2025	5,141,935	$25.26	7.63	$2,426,379
Vested or expected to vest at September 30, 2025	5,141,935	$25.26	7.63	$2,426,379
Exercisable at September 30, 2025	2,670,148	$43.70	6.34	$211,341

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2025 and 2024 were $2.98 and $11.45, respectively.

During the nine months ended September 30, 2025, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated June 18, 2025. In May 2025, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an amendment to our 2019 EIP. This approval was obtained in June 2025. Accordingly, these awards have a grant date of June 2025, with an exercise price as of the date the Board of Director's approved the awards in May 2025.

As of September 30, 2025, there was approximately $4.8 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 1.3 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2025 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	42,222	$17.30
Granted	1,604,656	4.30
Vested	(1,545,018)	4.38
Forfeited	(10,635)	21.68
Outstanding at September 30, 2025	91,225	$7.00

As of September 30, 2025, there was approximately $0.4 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 1.0 year.

During the nine months ended September 30, 2025, 48,171 shares were issued under the 2019 Employee Stock Purchase Plan and 75,167 shares were issued as a result of the vesting of non-vested stock. Additionally, 1,352,929 shares were issued as payment for certain employee bonuses, with 466,175 of those shares being withheld to cover taxes, resulting in a net share issuance of 886,754.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$771	$4,649	$2,374	$10,685
General and administrative	2,037	4,631	7,208	12,081
Total share-based compensation expense	$2,808	$9,280	$9,582	$22,766

Note M – Restricted Cash

As of September 30, 2025, and December 31, 2024, we maintained non-current restricted cash of $1.7 million and $3.6 million, respectively. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$40,437	$3,458	$76,110	$44,784
Restricted cash	3,634	1,712	3,669	3,634
Cash, cash equivalents and restricted cash	$44,071	$5,170	$79,779	$48,418

Note N – Equity

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

During the three and nine months ended September 30, 2025, we received net proceeds of approximately $9.0 million and $27.5 million from the sale of approximately 1.7 million and 7.6 million shares, respectively, of our common stock in at-the-market offerings under the Sales Agreement.

Note O – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	September 30, 2025	December 31, 2024
MiNK Therapeutics, Inc.	0%	45%
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended September 30, 2025 and December 31, 2024, were as follows (in thousands):

	September 30, 2025	December 31, 2024
Beginning balance	$19,956	$11,949

Net loss attributable to non-controlling interest	(3,164)	(5,059)

Other items:
Deconsolidation of a subsidiary	(25,037)	—
Sale of subsidiary shares in private placement	—	10,234
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	1	20
Subsidiary share-based compensation	1,513	2,812
Total other items	(23,523)	13,066

Ending balance	$(6,731)	$19,956

Deconsolidation of a subsidiary

In the quarter ended September 30, 2025, we deconsolidated MiNK and derecognized the associated non-controlling interest balance.

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

Note P – Related Party Transactions

In September 2021, we entered into an Intellectual Property Assignment and License Agreement with MiNK (the “Assignment and License Agreement”). Pursuant to the Assignment and License Agreement, we assigned to MiNK certain patent rights and know-how related to its iNKT cell platform, product candidates and other patents and know-how related to its business. In addition to the patent rights assigned to MiNK by us, MiNK also received an exclusive, royalty-free, sublicensable license to research, develop, manufacture and commercialize certain licensed technology in the field. The Assignment and License Agreement further provides for MiNK to grant us a field-limited, non-exclusive, royalty-free license under the assigned patent rights, subject to MiNK’s discretion and provided such access would not reasonably result in a disruption of planned MiNK activities. We have also agreed to provide MiNK with our biological material upon written request in order for MiNK to use such material in its development activities of a combination therapy. We may withhold the transfer of biological material, including, but not limited to, checkpoint modulating antibodies, for various reasons, including if such transfer would reasonably result in a disruption of our planned activities. For any materials we do share with MiNK, the parties have agreed to enter into a separate agreement governing the transfer and providing for joint ownership of the data. We have agreed that during the full term of the Assignment and License Agreement, and for three years thereafter, we will not develop, manufacture or commercialize an iNKT cell therapy, directly or indirectly by transferring such technology. MiNK may terminate the Assignment and License Agreement without cause upon 90 days’ prior written notice to us. Either party may terminate if there has been a material breach which has not been cured within 90 days (or 45 days for breach of payment obligations) of receiving such notice.

Effective April 1, 2022, we entered into an Amended and Restated Intercompany Services Agreement (the “New Intercompany Agreement”) with MiNK, which amended and restated the Intercompany General & Administrative Agreement between us and MiNK dated September 10, 2021 (the “Prior Intercompany Agreement”). Under the New Intercompany Agreement, we provide MiNK with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support (the “Agenus Services”), and we and MiNK provide each other with certain research and development services (the “R&D Services”) and other support services, including legal and regulatory support (the “Shared Services”). MiNK is required to pay 10% of our costs related to the Agenus Services, and the costs of R&D Services are based upon pass-through costs related to such services plus an allocation of the costs of the employees performing the services. No payment will be due from either party for the Shared Services, provided that the services provided by each party are proportional in scope and volume. MiNK is also entitled to use our business offices and laboratory space and equipment in exchange for MiNK contributing a proportionate payment for the use of such facilities and equipment, and MiNK will be covered by certain of our insurance policies, subject to certain conditions, including MiNK paying the cost of such coverage. Either party may terminate the New Intercompany Agreement upon 60 days’ prior written notice and individual services upon 30 days’ prior written notice.

Allocated Agenus services primarily include payroll related expenses, facility costs, insurance and stock-based compensation, and are included in the accompanying financial statements based on certain estimates and allocations described above.

Allocation of Agenus services, net of approximately $220,000 for the three months ended September 30, 2025 are included as a contra-expense in “Operating expenses” in our Condensed Consolidated Statement of Operations and “Due from related parties,” of $15.0 million as of September 30, 2025, in our Condensed Consolidated Balance Sheets. We have agreed to not require repayment of this balance for the foreseeable future.

On February 12, 2024, we entered into a Convertible Promissory Note Purchase Agreement (the "Purchase Agreement") with MiNK pursuant to which MiNK issued us a convertible promissory note in the principal amount of up to $5.0 million (the "Note"). The Purchase Agreement sets forth the terms and conditions, including representations and warranties, for MiNK's issuance and sale of the Note to us.

The Note carries an annual rate of interest rate of 2% (the “Interest Rate”) that accrues from the date funds are paid or advanced by us to MiNK. Interest shall accrue and not be payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provides that MiNK will pay us, on request, the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as defined in the Note, the outstanding principal amount of the Note plus accrued and unpaid interest shall, at our election, either be paid in full or converted into equity shares equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the equity securities sold in the qualified financing. Upon a change of control, MiNK will pay Agenus an amount equal to (i) 1.5 times the principal then outstanding under the Note and (ii) the amount of accrued interest then outstanding immediately prior to the closing of such change of control.

As of September 30, 2025, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of approximately $154,000 and a market interest rate of 15.0%.

In June 2024, Dr. Jennifer Buell, CEO of MiNK, was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the three and nine months ended September 30, 2025, we expensed Wolf Greenfield fees totaling approximately $4,000 and $167,000, respectively, and for the three and nine months ended September 30, 2024, we expensed Wolf Greenfield fees totaling approximately $48,000 and $147,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

Note Q – Segment Information

We are managed and currently operate as three segments. However, we have concluded that our operating segments meet the criteria required by Accounting Standards Codification (“ASC”) 280 to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we have one reportable segment. Our one reportable segment is focused on the discovery, development and manufacturing of a comprehensive pipeline of immunological agents designed to expand patient populations benefiting from cancer immunotherapy.

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

The following table presents selected financial information related to our single reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$30,235	$25,112	$79,992	$76,626

Operating expenses:
External expenses	(20,022)	(34,577)	(61,762)	(103,348)
Payroll related expenses	(9,294)	(15,283)	(32,723)	(47,553)
Other operating expenses	(5,464)	(6,756)	(20,074)	(20,304)
Operating loss	(4,545)	(31,504)	(34,567)	(94,579)

Other income (expense):
Interest expense	(13,244)	(36,748)	(39,569)	(99,306)
Interest income	74	1,019	315	2,366
Other income	81,626	19	81,350	6,054
Net income (loss)	$63,911	$(67,214)	$7,529	$(185,465)

In the table above, “Other operating expenses” includes items such as depreciation and amortization expense, stock-based compensation expense, certain fair value adjustments and expenses related to certain foreign subsidiaries.

Note R – Assets Held for Sale

On June 3, 2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Zydus, a wholly owned subsidiary of Zydus Lifesciences Limited, for the sale to Zydus of substantially all of the assets comprising our manufacturing operations, including both owned and leased assets (the “Purchased Assets”).

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

The Purchase Agreement contains customary representations, warranties and agreements by us and Zydus, indemnification obligations of the parties and certain other obligations of the parties. Closing of the transaction is subject to customary conditions, including receipt of all required government approvals, as well as the entry into a contract manufacturing agreement (under which we will use Zydus for agreed manufacturing needs), and the consummation of the transactions contemplated by the SPA and the License Agreement. We anticipate the Zydus Agreements will close in the first quarter of 2026.

During the quarter ended September 30, 2025, we reached an agreement with the lessor of a substantial portion of leased manufacturing equipment included in the Purchased Assets to obtain title to these assets before the closing of the Purchase Agreement.

The Company determined that the Purchased Assets met the held for sale criteria at September 30, 2025, but did not meet the criteria to be deemed a business nor the criteria to be classified as a discontinued operation. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of our Condensed Consolidated Balance Sheets.

We determined that the fair value of the Purchased Assets, less costs to sell, were greater than their carrying value and, as such, no loss on assets held for sale was recorded for the three and nine months ended September 30, 2025.

The following table summarizes the assets and liabilities held for sale at September 30, 2025 (in thousands):

September 30, 2025
Assets:
Property, plant and equipment, net of accumulated depreciation of $29,952	$93,288
Operating lease right-of-use assets	18,124
Finance lease right-of-use assets	10,737
Total assets held for sale	$122,149

Liabilities:
Current portion, finance lease liabilities	$10,842
Current portion, operating lease liabilities	1,326
Operating lease liabilities, net of current portion	42,398
Total liabilities held for sale	$54,566

Note S – Contingencies

In September 2024, a putative securities class action lawsuit captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, was filed in the U.S. District Court for the District of Massachusetts (the “Court”) against the Company and certain of its executives and directors. The Court appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act, and the lead plaintiff filed an amended complaint on February 7, 2025. The amended complaint alleges that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024, and seeks damages and interest, and an award of costs, including attorneys’ fees. On April 8, 2025, the Company moved to dismiss the securities class action. On June 6, 2025 plaintiff filed an opposition to the motion to dismiss, and on July 7, 2025, the Company filed its reply brief. As of the date of this filing, the Company’s motion to dismiss is pending before the court. We are unable to estimate a range of loss, if any, that could result were there to be an adverse decision in this action.

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

Note T – Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2025 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note U – Subsequent Events

At the Market Offerings

During the period of October 1, 2025 through November 7, 2025, we sold approximately 1.1 million shares of our common stock under the Sales Agreement, totaling net proceeds of approximately $4.5 million.

Zydus Promissory Note Agreement

On October 8, 2025, we entered into the Zydus Note with Zydus, for up to $10.0 million (the “Principal Amount”). The Zydus Note bears interest at 3.81% per annum and matures upon the closing of the Purchase Agreement and SPA (together, the “APA/SPA”), or, if such closings will not occur, within 10 days after notification that the APA/SPA closings will not be consummated. The Zydus Note contains terms and conditions, including representations and warranties, governing its issuance.

Proceeds from the Zydus Note will (i) fund the operational expenses of the Emeryville and Berkeley facilities for the fourth quarter of 2025 (which amount, pursuant to the Zydus Note, will be forgiven and not repaid if the APA/SPA close) and (ii) to make certain payments owed in respect of assets subject to the Purchase Agreement between the parties.

As collateral for the Zydus Note, we pledged 822,910 shares of common stock of MiNK that are owned by Agenus. We also executed a control agreement related to these shares, which control agreement provides certain rights to Zydus in the event that there is an event of default under the Zydus Note. Upon satisfaction of the obligations under the Zydus Note (including repayment or forgiveness in connection with an APA/SPA closing), the pledge is expected to be released in accordance with the Zydus Note and related agreements.

UroGen License Agreement

In November 2019, we entered into a license agreement with UroGen, granting them an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions) to develop, manufacture, and commercialize zalifrelimab for the treatment of cancers of the urinary tract via intravesical delivery. We received an upfront payment of $10.0 million. In November 2025 Urogen notified us they were terminating the license agreement in accordance with the terms of the agreement.

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

Overview

We are a clinical-stage biotechnology company specializing in discovering and developing therapies to activate the body's immune system against cancer and infections. Our pipeline includes immune-modulatory antibodies, vaccine adjuvants (via SaponiQx, Inc. ("SaponiQx")), and adoptive cell therapies (via our investment in MiNK Therapeutics, Inc. ("MiNK")). Our primary focus is immuno-oncology (“I-O”), and our diverse pipeline is supported by our in-house capabilities, including current good manufacturing practice (“cGMP”) manufacturing and a clinical operations platform. To succeed in I-O, innovation and speed are paramount. We are a vertically integrated biotechnology company equipped with a suite of technology platforms to advance from novel target identification through manufacturing for clinical trials of antibodies and cell therapies. By understanding each patient's cancer, we aim to substantially expand the population benefiting from current I-O therapies. In addition to a diverse pipeline, we have assembled fully integrated end-to-end capabilities including novel target discovery, antibody generation, cell line development and cGMP manufacturing. Leveraging our science and capabilities, we have established strategic partnerships to advance innovation. We believe the next generation of cancer treatment will build on clinically validated antibodies targeting cytotoxic T-lymphocyte antigen 4 (“CTLA-4”) and a programmed death receptor-1 (“PD-1”) combined with novel immunomodulatory agents designed to address underlying tumor escape mechanisms.

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

In November 2019, we entered into a license agreement with UroGen, granting them an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions) to develop, manufacture, and commercialize zalifrelimab for the treatment of cancers of the urinary tract via intravesical delivery. We received an upfront payment of $10.0 million. In November 2025 Urogen notified us they were terminating the license agreement in accordance with the terms of the agreement.

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

In May 2024, we, and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the “Ligand Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) for the sale to Ligand of (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with BMS, UroGen, Gilead, Merck and Incyte, (the “Covered License Agreements”) (ii) 18.75% of the royalties we receive under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of botensilimab and balstilimab (collectively the “Purchased Assets”). The total amounts payable to Ligand are subject to a 50% reduction in the event total payments to Ligand exceed a specified return hurdle. The synthetic royalty is subject to a reduction if annual worldwide net sales exceed a specified level, and a cap on annual worldwide net sales if annual worldwide net sales exceed a higher specified level. The synthetic royalty can increase by 1% based on the occurrence of certain future events. After taking into account our obligations under the Ligand Purchase Agreement, XOMA Royalty Purchase Agreement and the current status of our collaboration agreements, we remain eligible to receive up to approximately $49.4 million in potential development, regulatory, and commercial milestones from Merck.

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

Historical Results of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note H to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $4.5 million, to approximately $29.1 million for the three months ended September 30, 2025, from $24.7 million for the three months ended September 30, 2024, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 43% to $23.6 million for the three months ended September 30, 2025 from $41.1 million for the three months ended September 30, 2024. Decreased expenses in the three months ended September 30, 2025 primarily relate to a $11.1 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $3.4 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $0.5 million decrease in other research and development expenses, and a $2.4 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 37% to $10.9 million for the three months ended September 30, 2025 from $17.3 million for the three months ended September 30, 2024. Decreased expenses in the three months ended September 30, 2025 primarily relate to a $2.5 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $0.5 million decrease in professional fees, a $1.0 million decrease other general and administrative expenses and a $2.5 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

Non-operating income (expense)

Non-operating expense increased to approximately $19.3 million for the three months ended September 30, 2025 from income of $19,000 for the three months ended September 30, 2024, primarily due to the $20.3 million MiNK investment fair value adjustment, partially offset by the recognition of R&D tax credits in the UK in the three months ended September 30, 2025, compared to de minimis activity in the three months ended September 30, 2024.

Interest expense, net

Interest expense, net decreased to approximately $13.2 million for the three months ended September 30, 2025 from $35.7 million for the three months ended September 30, 2024, mainly due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to decreased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant, partially offset by an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note H to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $2.5 million, to approximately $77.5 million for the nine months ended September 30, 2025, from $75.0 million for the nine months ended September 30, 2024, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 41% to $71.8 million for the nine months ended September 30, 2025 from $121.8 million for the nine months ended September 30, 2024. Decreased expenses in the nine months ended September 30, 2025 primarily relate to a $34.0 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $9.5 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $0.8 million decrease in other research and development expenses, and a $5.7 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 17% to $42.1 million for the nine months ended September 30, 2025 from $50.9 million for the nine months ended September 30, 2024. Decreased expenses in the nine months ended September 30, 2025 primarily relate to a $5.7 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $1.3 million decrease in other general and administrative expenses, and a $2.4 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK. These decreases were partially offset by a $0.6 million increase in professional fees.

Non-operating income (expense)

Non-operating expense increased to approximately $19.6 million for the nine months ended September 30, 2025 from income of $6.1 million for the nine months ended September 30, 2024, primarily due to the $20.3 million MiNK investment fair value adjustment, partially offset by the recognition of R&D tax credits in the UK in the nine months ended September 30, 2025, compared to the recognition of a $5.5 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK in the nine months ended September 30, 2024.

Interest expense, net

Interest expense, net decreased to approximately $39.3 million for the nine months ended September 30, 2025 from $96.9 million for the nine months ended September 30, 2024, mainly due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to decreased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant, partially offset by an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the nine months ended September 30, 2025, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2025	2024	2023	2022
Antibody programs	Various	$51,514	$113,135	$178,445	$133,108
Vaccine adjuvant	STIMULON cpcQS-21	1,513	1,844	10,296	10,789
Cell therapies	Various	3,282	7,558	16,283	24,300
Other research and development programs	Various	15,518	32,991	29,545	18,494
Total research and development expenses		$71,827	$155,528	$234,569	$186,691

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.2 billion as of September 30, 2025. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through September 30, 2025, we have raised aggregate net proceeds of approximately $2.04 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market

Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 7.6 million and 1.1 million shares of our common stock pursuant to the Sales Agreement during the nine months ended September 30, 2025 and the period of October 1, 2025 through November 7, 2025, respectively, and received aggregate net proceeds totaling $32.0 million. As of November 7, 2025, approximately 9.4 million shares remained available for sale under the Sales Agreement.

Our cash and cash equivalents at September 30, 2025 were $3.5 million. Subsequent to quarter end, we entered into a $10.0 million Promissory Note Agreement with Zydus Pharmaceuticals (USA) Inc. and received $4.5 million from sales of our common stock in at the market offerings. In addition, we anticipate receiving $91.0 million from our agreements with Zydus Lifesciences Ltd and its affiliates, during the first quarter of 2026.

As of September 30, 2025, we had debt outstanding of $35.6 million in principal, $10.5 million is due June 2026, and $24.75 million is due November 2026.

Based on our current plans and projections, we believe that our cash resources of $3.5 million at September 30, 2025, along with the post-quarter cash infusions noted above, anticipated revenues under our reimbursed compassionate access in France, and projected additional cash inflows from funding we expect to receive in 2026, will be sufficient to satisfy our critical liquidity requirements through 2026. To support operations on an ongoing basis we require additional funding. Since our founding we have financed our operations principally through income and revenues generated from corporate partnerships, advance royalty sales, and proceeds from debt and equity issuances. We transact at-the-market sales from time to time in order to manage our cash balances. We execute at-the-market offerings based on market conditions and our stock price. We do not have in place a program whereby at-the-market offerings are executed automatically based on our trading volume.

Currently we are in discussions with entities including operating companies and financial entities to provide the additional funding to support our operations through our planned registration and launch strategy for botensilimab/balstilimab. However, because the completion of cash funding transactions is not entirely within our control, and in accordance with accounting standards, substantial doubt continues to exist about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes Agenus will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management continues to diligently address the Company’s liquidity needs and has continued to adjust spending in order to preserve liquidity. We expect our sources of funding to include additional out-licensing agreements, asset sales, project financing, and/or sales of equity securities.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $660.7 million over the term of the related activities. Through September 30, 2025, we have expensed $624.3 million as research and development expenses and $571.2 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $60.6 million and $129.7 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 5.2% and 2.1% of our cash used in operations for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound, in large part due to our subsidiary, Agenus UK Limited, a company with operations in England.

We had cash and cash equivalents at September 30, 2025 of $3.5 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2024, a putative securities class action lawsuit captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, was filed in the U.S. District Court for the District of Massachusetts (the “Court”) against the Company and certain of its executives and directors. The Court appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act, and the lead plaintiff filed an amended complaint on February 7, 2025. The amended complaint alleges that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024, and seeks damages and interest, and an award of costs, including attorneys’ fees. On April 8, 2025, the Company moved to dismiss the securities class action. On June 6, 2025 plaintiff filed an opposition to the motion to dismiss, and on July 7, 2025, the Company filed its reply brief. As of the date of this filing, the Company’s motion to dismiss is pending before the court. We have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Departure of Principal Accounting Officer

Christine M. Klaskin, VP, Finance, Principal Financial Officer, Principal Accounting Officer of the Company, has informed the Company that after nearly 30 years with the Company she will be retiring effective December 31, 2025. Ms. Klaskin will continue as a consultant to the Company.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Promissory Note Agreement by and between and Agenus Inc. and Zydus Pharmaceuticals (USA) Inc., dated October 8,2025. Filed herewith.

10.2	Convertible Promissory Note Purchase Agreement by and between MiNK Therapeutics Inc. and Agenus Inc., dated February 12, 2024. Filed herewith.

10.3	Form of Convertible Promissory Note by and between MiNK Therapeutics Inc. and Agenus Inc., dated February 12, 2024. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	November 10, 2025	AGENUS INC.

/s/ CHRISTINE M. KLASKIN
Christine M. Klaskin VP, Finance, Principal Financial Officer, Principal Accounting Officer