Form 10-K
period 2025-12-31
AGENUS INC
filed 2026-03-16
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2025 (the last trading day of the registrant’s second fiscal quarter of 2025) was: $135.4 million. There were 38,398,354 shares of the registrant’s Common Stock outstanding as of March 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Report.

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

Agenus, Prophage, Retrocyte Display and STIMULON are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

PART I

Item 1. Business

Our Business

Agenus is a clinical-stage biotechnology company focused on discovering and developing immunotherapies for cancer and infectious disease. Our primary business is immuno-oncology ("I-O"), where we are advancing antibody-based programs to activate innate and adaptive immunity, overcome tumor immune evasion and expand the population of patients who may benefit from immunotherapy. Our lead clinical program is botensilimab (“BOT” or “AGEN1181”), alone and in combination with balstilimab (“BAL”). We also maintain select clinical-stage immuno-oncology assets, which may be used as standalone agents or be complimentary to botensilimab plus balstilimab (“BOT/BAL”). Agenus also maintains an equity investment in MiNK Therapeutics, Inc. ("MiNK"), with an approximate fair value of $24.3 million as of December 31, 2025, and a majority ownership of a vaccine adjuvant business through our subsidiary SaponiQx, Inc. ("SaponiQx").

We use internal discovery, translational, clinical and regulatory capabilities together with selected collaborations to advance product candidates. Following our strategic realignment announced in December 2024, we prioritized the botensilimab/balstilimab program and temporarily paused certain non-core preclinical and clinical activities while we evaluate partnering, as well as targeted funding opportunities. Our common stock is listed on The Nasdaq Capital Market under the symbol "AGEN."

Recent Developments

•
We, together with the Canadian Cancer Trials Group (“CCTG”), are conducting BATTMAN/CO.33, a global Phase 3 trial of botensilimab plus balstilimab versus best supportive care in refractory MSS/mismatch repair proficient ("pMMR") colorectal cancer, with sites activated and prepared to enroll patients.
•
At the 2025 European Society for Medical Oncology Congress (“ESMO”) data in more than 400 heavily pretreated patients across more than nine tumor types was presented, in which BOT plus BAL demonstrated approximately 39% two-year OS, including activity in colorectal, ovarian, sarcoma, PD(L)-1 refractory NSCLC, and hepatocellular cancers. To date, approximately 1,200 patients have been treated with botensilimab and/or balstilimab in phase 1 and phase 2 clinical trials.
•
France’s national Autorisation d’Accès Compassionnel (“AAC”) program provides hospital-based access to BOT plus BAL for eligible patients with certain refractory cancers, with treatment reimbursed through the national health system. In September 2025, the AAC protocol was updated to include botensilimab plus balstilimab for patients with refractory microsatellite‑stable (“MSS”) metastatic colorectal cancer (“mCRC”) without active liver metastases. In January 2026, France further expanded the AAC protocol for botensilimab plus balstilimab to include certain ovarian cancers and soft-tissue sarcomas.
•
In January 2026, we closed our previously announced strategic collaboration with Zydus Lifesciences Ltd. ("Zydus"), including the sale of our Emeryville and Berkeley biologics manufacturing facilities. With a total consideration of $91.0 million.

Strategy

Our strategy is to focus capital on execution of programs that we believe have the clearest path to meaningful clinical and commercial value, led by BOT/BAL in colorectal cancer and selected other tumor types. We intend to advance late-stage development and support responsible paid patient access programs as well as clinical trials. We maintain manufacturing flexibility through strategic collaborations with an emphasis on our Zydus collaboration.

Discovery Platforms

Our internal discovery and translational platforms support target identification, antibody generation, biomarker analysis and candidate selection. We use these capabilities to advance wholly owned and partnered programs directed at tumor immune escape, the tumor microenvironment and myeloid cell biology. These capabilities have supported the development of our clinical and preclinical portfolio, including agents directed to CTLA-4, PD-1, CD137, CD73/TGF-beta, ILT2, LAG-3, TIM-3 and TIGIT, all of which remain as proprietary assets of Agenus.

Lead Program: Botensilimab and Balstilimab

Botensilimab is a multifunctional anti-CTLA-4 antibody designed to activate both innate and adaptive anti-tumor immune responses. Its design leverages mechanisms of action to extend immunotherapy benefits to “cold” tumors which generally respond poorly to standard of care and to conventional PD-1/CTLA-4 therapies. Botensilimab augments immune responses across a wide range of tumor types by priming and activating T cells, downregulating intratumoral regulatory T cells (bad actors of the immune system in the context of treating cancer), activating myeloid cells and inducing long-term memory responses (those two latter are known as the good actors of the immune system). Balstilimab is a fully human monoclonal immunoglobulin G4 (IgG4) anti-PD-1 antibody designed to block PD-1 from interacting with PD-L1 and PD-L2. BOT and BAL are investigational therapies and have not been approved by the FDA or the European Medicines Agency for commercial sale, however they are accessible through government reimbursement programs in France as well as through out of pocket pay in select European and South American countries.

BOT, alone and in combination with BAL, has been evaluated in approximately 1,200 patients across more than 60 centers worldwide and across nine tumor types, including colorectal cancer, sarcoma, non-small cell lung cancer, hepatocellular cancer, pancreatic cancer, melanoma, ovarian cancer and triple negative breast cancer. Because much of this dataset comes from early-stage, single-arm or investigator-sponsored studies, these results may not be predictive of outcomes in later-stage trials or of regulatory approval.

Refractory MSS Metastatic Colorectal Cancer

In April 2023, BOT in combination with BAL received Fast Track designation from the FDA for the treatment of patients with non-microsatellite instability-high (“MSI-H”) and/or deficient mismatch repair (“dMMR”) metastatic colorectal cancer without active liver involvement. We completed enrollment in our Phase 1 study in this population in October 2023. These data informed the design of our randomized, global Phase 2 study (n=234), which compared BOT plus BAL against standard treatments (regorafenib or trifluridine/tipiracil) in refractory MSS mCRC without active liver metastases.

In July 2024, we held an end-of-Phase 2 meeting with the FDA. The FDA agreed on a Phase 3 dosing regimen of 75 mg of BOT every six weeks (up to four doses) in combination with 240 mg of BAL every two weeks (up to two years). The FDA advised against pursuing an accelerated approval strategy based on the data then available, suggesting that the objective response data may not directly translate into a survival benefit.

In January 2025, at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium (“ASCO GI”), we reported results from the randomized Phase 2 trial. The BOT 75 mg plus BAL regimen achieved a 19% objective response rate ("ORR") and a 55% disease control rate in this heavily pretreated population, while the control arm showed no objective responses. At the data cutoff, 70% of responses remained ongoing. Safety findings were consistent with prior experience, with no new safety signals or treatment-related deaths reported. The most common immune-mediated adverse events (“imAEs”) at BOT 75mg plus BAL included diarrhea/colitis and hypothyroidism, all grades, 35% and 13%, respectively.

In July 2025, long-term follow-up data from an expanded cohort of 123 patients with MSS mCRC without active liver metastases from the Phase 1b study were presented at the European Society for Medical Oncology Gastrointestinal Cancers Congress (“ESMO GI”). In this heavily pretreated population, BOT plus BAL showed approximately 42% two-year overall survival and median overall survival of approximately 21 months. Subgroup analyses showed ORR of 20% in third-line or later patients and 19% in fourth-line or later patients, with median duration of response of 16.6 months in each cohort. No new safety signals were reported. GI-related imAEs were the most common and reversible side effects.

Also in July 2025, we conducted a follow-up end-of-Phase 2 meeting with the FDA. Based on the data then available, the FDA aligned that BAL's contribution to the combination's clinical activity supported a registrational Phase 3 study without a BOT monotherapy arm. We, together with CCTG and participating cooperative groups, are conducting BATTMAN/CO.33, a global Phase 3 trial evaluating BOT plus BAL versus best supportive care in 4L+ refractory, unresectable MSS/pMMR colorectal cancer. The trial is expected to enroll approximately 830 patients across more than 100 sites in Canada, France, Australia and New Zealand and is intended to support potential regulatory filings in the United States and Europe.

Authorized Early Access Pathways

BOT plus BAL is available only through clinical trials or country-specific authorized access mechanisms where permitted. BOT plus BAL is not approved for commercial marketing in the United States, France or elsewhere.

In France, the AAC framework, authorized in September 2025, provides hospital-based access under a nationally validated protocol. The French protocol includes eligible patients with MSS mCRC without active liver metastases and in January 2026 was expanded to include eligible patients with certain platinum-refractory or platinum-resistant ovarian cancers and certain advanced or metastatic soft-tissue sarcomas. Treatment provided under the AAC protocol is reimbursed through the French national health system.

Outside France, select countries permit physician-initiated, patient-specific named-patient access programs where allowed under local law.

In second half of 2025 we began recognizing revenue from treatment supplied through the above-mentioned programs. These programs do not constitute marketing approval, may be modified or discontinued by applicable authorities, and do not assure future regulatory approvals.

Near Term Regulatory Plans

Based on existing data, we intend in 2026 to seek Accelerated Approval in the United States and Conditional Approval in the European Union for BOT plus BAL in refractory microsatellite-stable metastatic colorectal cancer without active liver metastases.

Additional Colorectal Cancer Studies

Investigator sponsored trials are also studying BOT plus BAL in earlier-line and neoadjuvant colorectal cancer settings.

Neoadjuvant data presented at the ASCO GI in January 2025 were derived from two independent studies: UNICORN and NEST.

Data from the NEST study demonstrated promising results, with no clinical recurrences observed after a median follow-up of 18 months for the NEST-1 arm and 9 months for the NEST-2 arm. The pathological complete response (“pCR”) rate improved to 47% in MSS tumors when the median time to surgery was extended, suggesting a potential benefit from a longer pre-operative window. The combination therapy was well tolerated, with no grade 4 events, no unresolved imAEs, and no surgery delays due to imAEs.

The UNICORN Phase 2 study is evaluating pre-operative BOT plus BAL combination treatment in resectable colon cancer. Pathological complete and major responses ("pMR") were observed in both pMMR/MSS and dMMR/MSI-H tumors. Patients with dMMR/MSI-H tumors achieved a 93% pCR and 100% pMR, while patients with pMMR/MSS colorectal cancer had a 29% pCR and 36% pMR rate. Serious adverse events (“AEs”) were reported in 16% of patients, with treatment-related AEs in 5%, and only one surgery was delayed due to an adverse event.

Collectively, these two studies of the BOT plus BAL combination suggest the potential to improve outcomes for patients with early-stage colorectal cancer. The results indicate a possible improvement in recurrence-free survival and overall survival, while also creating the potential to de-escalate the need for chemotherapy, radiotherapy, and surgery in selected patients. This approach may enable organ preservation and improve long-term quality of life.

Data from the Phase 1/2 study of BOT plus BAL in combination with FOLFOX and bevacizumab ("FOLFOX 3B") in MSS mCRC was also presented at ASCO GI in January 2025. Preliminary data demonstrated promising efficacy, including in patients with liver metastases, showing that the combination achieved a 71% ORR, with a 67% ORR specifically in patients with liver metastases. The regimen was well tolerated without dose limiting toxicities.

These studies have informed our evaluation of potential future registration-enabling trial designs in neoadjuvant, first-line and later-line colorectal cancer. Whether and when any additional registration-enabling trials will be initiated will depend on capital availability and strategic transactions, including partnerships, licensing arrangements and joint ventures.

Other Tumor Types and Translational Data

Clinical data generated in other tumor types continue to inform potential expansion opportunities for BOT plus BAL. In October 2025, pan-tumor data from more than 400 heavily pretreated patients in the Phase 1b C-800-01 study were presented in an oral session at the European Society for Medical Oncology Congress. The dataset showed approximately 39% two-year overall survival and median overall survival of 17.2 months across multiple tumor types, including MSS mCRC, sarcoma, ovarian cancer, PD-(L)1 relapsed or refractory non-small cell lung cancer and hepatocellular cancer.

In January 2025, data from a Phase 1b open-label, multicenter study evaluating the BOT/BAL combination across multiple sarcoma subtypes were published in the Journal of Clinical Oncology. Durable responses were observed across several sarcoma types, including visceral angiosarcoma and leiomyosarcoma, both of which are considered an immunologically cold tumor. The overall response rate for the study population (n=52) was 19.2%. Among patients with angiosarcoma (n=18), ORR was 27.8% overall, including 33.3% in visceral angiosarcoma and 22.2% in cutaneous angiosarcoma. The disease control rate was 65.4%, with a median progression-free survival of 4.4 months. At a median follow-up of 9.1 months, median overall survival had not been reached, and the 12-month OS rate was 69%.

In December 2025, data from the ovarian cancer cohort of the same Phase 1b study were published in the Journal for ImmunoTherapy of Cancer (“JITC”). In this heavily pretreated population, the BOT+BAL combination demonstrated clinically meaningful activity and durable benefit in women with treatment-refractory ovarian cancer, a population with few remaining treatment options. The combination achieved a 23% overall response rate and a 31% clinical benefit rate, including durable responses with a median duration of 9.7 months. Median overall survival reached 14.8 months, with an estimated 75% of patients alive at 12 months.

The BOT plus BAL combination demonstrated a manageable and reversible safety profile consistent with CTLA-4 and PD-1 therapies. The most common treatment-related adverse events included diarrhea/colitis (43%; 16% grade 3), fatigue, and nausea (36%), which were effectively managed using established treatment guidelines.

Other Clinical and Preclinical Programs

In addition to BOT and BAL, we own or control a portfolio of earlier-stage immuno-oncology programs directed to multiple targets, including CD137 (“AGEN2373”), CD73/TGFβ TRAP (“AGEN1423”), ILT2 (“AGEN1571”), and TIGIT bispecific (“AGEN1777”). As part of our December 2024 strategic realignment, we temporarily postponed preclinical and clinical programs that were not directly related to BOT plus BAL. We may resume internal development, seek partners or pursue other strategic alternatives for selected assets depending on capital availability and portfolio priorities.

AGEN2373, our CD137 agonist antibody, has been evaluated in a Phase 1 study alone and in combination with BOT in patients with advanced solid tumors. Updated data presented at the American Society of Clinical Oncology Annual Meeting in June 2023 showed single-agent responses without hepatic toxicities, grade 3 or higher treatment-related adverse events, or dose-limiting toxicities at doses up to 10 mg/kg.

Partnered Programs

Bristol Myers Squibb

In May 2021, we entered into a License, Development and Commercialization Agreement with Bristol Myers Squibb ("BMS") under which we granted BMS an exclusive license to develop, manufacture and commercialize our TIGIT bispecific antibody program, AGEN1777. We received a non-refundable upfront payment of $200.0 million and were eligible for development, regulatory and commercial milestones plus royalties on worldwide net sales. In October 2021, the first patient was dosed in the Phase 1 trial, triggering a $20.0 million milestone, and in December 2023 the first patient was dosed in a Phase 2 trial, triggering a $25.0 million milestone. In July 2024, BMS notified us that it was voluntarily terminating the license agreement effective January 26, 2025, and rights to AGEN1777 were returned to us.

Incyte

In January 2015, we entered into a collaboration with Incyte to discover, develop, and commercialize novel immuno-therapeutics using our antibody platforms. The collaboration initially focused on four immunotherapy programs targeting GITR, OX40, TIM-3, and LAG-3. In November 2015, the alliance was expanded to include three additional undisclosed immunotherapy targets. Pursuant to the terms of the original agreement, Incyte paid us $25.0 million in upfront cash. Under the collaboration, targets were designated as either profit-share programs or royalty-bearing programs. For profit-share programs, the parties shared all costs and profits equally. For royalty-bearing programs, Incyte funded all development costs, and we were eligible to receive milestones and royalties. Under the original agreement, programs targeting GITR, OX40, and two undisclosed targets were designated as profit-share programs, while the remaining targets were royalty-bearing programs. For each profit-share product, we were eligible to receive up to $20.0 million in future contingent development milestones. For each royalty-bearing product, we were eligible to receive (i) up to $155.0 million in future contingent development, regulatory, and commercialization milestones and (ii) tiered royalties on global net sales generally ranging from 6% to 12%.

In February 2017, we and Incyte amended the collaboration agreement to, among other things, convert the GITR and OX40 programs from profit-share to royalty-bearing programs, each with royalties on global net sales at a flat 15% rate. In addition, the two undisclosed profit-share programs were removed from the collaboration, with one reverting to Incyte and the other reverting to us (our Fc-enhanced TIGIT program), each with royalties on global net sales at a flat 15% rate. The remaining three royalty-bearing programs targeting TIM-3, LAG-3, and one undisclosed target remained unchanged, and the collaboration no longer included any profit-share programs. Pursuant to the amended agreement, we received accelerated milestone payments of $20.0 million from Incyte related to the clinical development of INCAGN1876 (GITR agonist) and INCAGN1949 (OX40 agonist).

Incyte terminated the OX40 program effective October 2023 and terminated both the GITR program and the undisclosed program effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs were returned to us. In July 2024, Incyte announced it would discontinue further development of the LAG-3 and TIM-3 monoclonal antibodies. In February 2025, we received formal notice from Incyte terminating the collaboration effective February 2026. Upon termination, Incyte returned all rights to LAG-3 and TIM-3 to us.

Merck & Co.

In April 2014, we entered into a collaboration and license agreement with Merck to discover and optimize fully human antibodies against two undisclosed immunotherapy targets. Merck selected MK-4830, a monospecific antibody targeting ILT4, for advancement into preclinical studies in 2016 and later initiated a Phase 1 trial in August 2018 and a Phase 2 trial in November 2020, which triggered a $10.0 million milestone payment to us. Merck is responsible for all future product development expenses for MK-4830, and we remain eligible to receive additional milestone payments and royalties on any future sales. In 2024, Merck notified us that further clinical development of MK-4830 would be limited to an ongoing neoadjuvant ovarian study in combination with pembrolizumab and chemotherapy with or without bevacizumab.

XOMA

On September 20, 2018, through our wholly owned subsidiary Agenus Royalty Fund, LLC, we entered into a Royalty Purchase Agreement with XOMA (US) LLC. XOMA paid us $15.0 million in exchange for the right to receive 33% of certain future royalties and 10% of certain future milestones then payable to us under our Incyte and Merck agreements, net of specified third-party obligations.

Ligand

In May 2024, we entered into a Purchase and Sale Agreement with Ligand Pharmaceuticals Incorporated ("Ligand") covering specified economic interests in selected partnered programs and in BOT and BAL. Under that agreement, Ligand acquired (i) 31.875% of the development, regulatory and commercial milestones then payable to us under agreements with BMS, UroGen, Gilead, Merck and Incyte, (ii) 18.75% of the royalties under those agreements and (iii) a 2.625% synthetic royalty on worldwide net sales of BOT and BAL. The total amounts payable to Ligand are subject to a 50% reduction if total payments to Ligand exceed a specified return hurdle. The synthetic royalty is also subject to reduction if annual worldwide net sales exceed a specified level and is subject to a cap on annual worldwide net sales if sales exceed a higher specified level. In addition, the synthetic royalty may increase by 1% upon the occurrence of certain future events.

After taking into account our obligations under the Ligand Purchase Agreement, the XOMA Royalty Purchase Agreement, and the current status of our collaboration agreements, we remain eligible to receive up to approximately $49.4 million in potential development, regulatory, and commercial milestone payments from Merck & Co..

Equity Investment in MiNK and Subsidiary SaponiQx

MiNK Therapeutics

In October 2021, MiNK completed its initial public offering and its common stock trades on The Nasdaq Capital Market under the symbol "INKT." MiNK is a clinical-stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (iNKT) cell therapies to treat cancer and other life-threatening immune diseases. MiNK's most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic native iNKT cell therapy. MiNK is expanding clinical programs, including a Phase 2 trial in second-line gastric cancer at Memorial Sloan Kettering Cancer Center, and is also evaluating agenT-797 in viral acute respiratory distress syndrome and graft-versus-host disease.

In July 2025, our ownership percentage of MiNK dropped below 50%. Although we continue to exercise significant influence, this change resulted in a loss of control, and MiNK was deconsolidated in the quarter ended September 30, 2025. Subsequent to the deconsolidation, we account for our investment in MiNK under the equity method of accounting with the fair value option. As of December 31, 2025, we owned approximately 46% of MiNK.

SaponiQx

Founded in 2021, SaponiQx is our subsidiary focused on saponin-based adjuvant discovery and manufacturing. Its objective is to provide scalable and affordable vaccine adjuvants, support sustainable manufacturing approaches and help expand secure supply for known and novel adjuvants.

SaponiQx and QS-21 STIMULON

QS-21 STIMULON is a saponin adjuvant used to enhance immune responses in vaccines and other immunotherapies. Historically, QS-21 has been purified from the bark of the Chilean soapbark tree, Quillaja.

Partnered QS-21 STIMULON Programs

In 2006, we entered into a license agreement and a supply agreement with GlaxoSmithKline Biologicals, S.A. ("GSK") for the use of QS-21 STIMULON. In 2009, we entered into an amended and restated technology transfer and supply agreement under which GSK obtained the right to manufacture all of its commercial grade QS-21 requirements. In 2012, we amended the agreements to clarify and expand certain rights and received a $9.0 million upfront payment, $2.5 million of which was creditable against future royalties.

Under the GSK agreements, we are generally entitled to a 2% royalty on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product; however, we are no longer entitled to any additional milestone payments under those agreements and we have monetized and sold the entire royalty stream associated with GSK’s vaccine products containing QS-21 STIMULON, including Shingrix and Arexvy.

In September 2015, we monetized a portion of the GSK royalty stream through a non-dilutive transaction with an investor group led by Oberland Capital Management for up to $115.0 million. In January 2018, we sold 100% of the GSK royalty rights to Healthcare Royalty Partners III, L.P. and certain affiliates for approximately $190.0 million at closing, using approximately $161.9 million to extinguish the obligation to Oberland Capital Management, yielding us approximately $28.0 million in net proceeds. We also became eligible for two sales-based milestones totaling $40.35 million. Those milestones were achieved and paid in 2020 and 2022.

SaponiQx

SaponiQx is developing an integrated vaccine platform based on scalable manufacturing of QS-21 STIMULON and other saponin-based adjuvants, including a cultured plant cell-derived form of QS-21 known as cpcQS-21.

The commercial importance of durable vaccine responses and secure adjuvant supply was underscored during the COVID-19 pandemic. Shingrix has demonstrated long-lasting protection, but traditional bark extraction is complicated, expensive and dependent on a limited natural supply. To address these constraints, SaponiQx is working with Phyton Biotech and Ginkgo Bioworks to optimize a plant cell culture process for scalable manufacturing of cpcQS-21 and next-generation saponin adjuvants. In January 2019, the Bill & Melinda Gates Foundation awarded us a grant to support this development effort.

In 2023, SaponiQx announced the availability of cGMP cultured plant cell QS-21. In August 2024, SaponiQx announced the availability of STIMULON cpcQS-21 through InvivoGen's international retail infrastructure. In December 2024, preclinical data relating to cpcQS-21 were published in the journal Vaccines.

Manufacturing

Botensilimab and Balstilimab Manufacturing

In June 2025, we announced a strategic collaboration with Zydus Lifesciences to accelerate clinical development, scale global manufacturing, and expand patient access to BOT and BAL. The collaboration included the sale of Agenus’ state-of-the-art biologics CMC facilities in Emeryville, CA and Berkeley, CA.

Under the agreement, we will become Zydus’ first BioCDMO customer through an exclusive manufacturing arrangement supporting BOT+BAL supply for our clinical trials, global access programs, and potential future commercialization. The transaction closed in January 2026.

QS-21 STIMULON Manufacturing

Except in the case of GSK, we have retained worldwide manufacturing rights for QS-21 STIMULON and the right to subcontract manufacturing for QS-21 STIMULON.

Intellectual Property Portfolio

We seek to protect our technologies through a combination of patents, trade secrets and know-how. As of the date of this report, we own, co-own or have exclusive rights to at least 44 issued United States patents and at least 300 issued foreign patents. We also own, co-own or have exclusive rights to at least 40 pending United States patent applications and at least 200 pending foreign patent applications.

Through various acquisitions and collaborations, we own, co-own or have exclusive rights to patents and patent applications directed to methods and compositions, including methods for identifying therapeutic antibodies and product candidates arising from our technology platforms. In particular, we own patents and patent applications relating to our Retrocyte Display technology platform, a high-throughput antibody expression platform for the identification of fully human and humanized monoclonal antibodies.

As we advance our research and development activities with institutional and corporate collaborators, we continue to seek patent protection for newly identified antibodies and product candidates. We can provide no assurance that any of our patents or patent applications, whether owned, acquired or in-licensed, will result in commercially valuable, valid or enforceable protection.

The patent rights for each of our clinical candidates, along with the year in which the basic product patent expires, are listed for the programs set forth in the table below. Unless otherwise indicated, the years shown in the table represent the expiration dates of the basic product patents for the respective products. The listed expiration dates do not reflect potential patent term extensions, supplementary protection certificates, or regulatory exclusivity periods, including pediatric exclusivity. In some cases, we may obtain later-expiring patents relating to our products that cover particular forms or compositions, manufacturing methods, or the use of the drug to treat specific diseases or conditions. However, such patents may not, in all cases, protect our products from generic or, where applicable, biosimilar competition after the expiration of the basic patent.

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

Various patents and patent applications have been exclusively licensed to us by the following entity:

Ludwig Institute for Cancer Research

On December 5, 2014, we entered into a license agreement with the Ludwig Institute for Cancer Research Ltd. (“Ludwig”) that replaced and superseded a prior agreement between the parties executed in May 2011. Under this agreement, Ludwig granted us an exclusive, worldwide license to certain intellectual property rights held by Ludwig and Memorial Sloan Kettering Cancer Center arising from the prior agreement to further develop and commercialize GITR, OX40, and TIM-3 antibodies.

On January 25, 2016, we entered into a second license agreement with Ludwig, on substantially similar terms, to develop our first generation CTLA-4 (zalifrelimab) and PD-1 antibodies.

Pursuant to the December 2014 license agreement, we made an upfront payment of $1.0 million to Ludwig. The agreement also requires us to make potential milestone payments of up to $20.0 million for events occurring prior to regulatory approval of licensed GITR, OX40, and TIM-3 products, and potential milestone payments in excess of $80.0 million if those licensed products are approved in multiple jurisdictions, approved for more than one indication, and achieve certain sales milestones.

Under the January 2016 license agreement, we are obligated to make potential milestone payments of up to $12.0 million for events prior to regulatory approval of CTLA-4 and PD-1 licensed products, and potential milestone payments of up to $32.0 million if certain sales milestones are achieved.

Under both license agreements, we are also obligated to pay Ludwig low- to mid-single-digit royalties on all net sales of licensed products during the royalty period. In addition, we must pay Ludwig a percentage of any sublicensing income, ranging from a low- to mid-double-digit percentage depending on various factors.

Each license agreement may be terminated: (i) by either party if the other party commits a material breach that remains uncured; (ii) by either party if the other party initiates bankruptcy, liquidation, or similar proceedings; or (iii) by us for convenience upon 90 days’ prior written notice. The agreements also include customary representations and warranties, mutual indemnification, confidentiality, and arbitration provisions.

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

Competition

Competition in the pharmaceutical and biotechnology industries is intense. Many companies, including large pharmaceutical companies and specialized biotechnology companies, have products on the market or in development for the treatment of cancer. Many of these companies have substantially greater financial, manufacturing, development, commercial and regulatory resources than we do. Competing companies developing or acquiring rights to more efficacious therapeutic products for the same diseases we are targeting, or which offer significantly lower costs of treatment, could render our products noncompetitive or obsolete. See Part I-Item 1A. “Risk Factors-Risks Related to the Commercialization of Our Product Candidates-Our competitors may have superior products, manufacturing capability, selling and marketing expertise and/or financial and other resources.”

Academic institutions, governmental agencies, and other public and private research institutions conduct substantial research in biotechnology, medicinal chemistry, and pharmacology. These entities have increasingly sought patent protection and licensing revenues for their research results and also compete with us in recruiting and retaining skilled scientific talent.

The immuno-oncology drug landscape is highly competitive, with numerous companies developing assets against a wide range of targets. Our development programs span multiple indications and lines of therapy, both as monotherapies and in combination with other assets. Competitors range from small-cap to large-cap companies and include programs in both pre-clinical and clinical stages of development. As a result, the competitive landscape is dynamic and continually evolving. We and our partners currently have I-O antibody programs in clinical-stage development targeting several pathways, including PD-1, CTLA-4, TIM-3, LAG-3, CD73, TGFβ, CD137, ILT2, and TIGIT. We are aware of many companies with antibody-based products either approved or in clinical development that target these same biological pathways, including the following:

1.
Bristol Myers Squibb markets Ipilimumab (anti-CTLA-4), Nivolumab (anti-PD-1), and Relatlimab (anti-LAG-3), and is developing agents targeting TIGIT, TIM-3, CD137, and TGFβ.
2.
Merck & Co. markets Pembrolizumab (anti-PD-1) and has anti-CTLA-4, anti-TIGIT, and LAG-3 antagonists recruiting in clinical trials.
3.
Regeneron Pharmaceuticals markets Cemiplimab (anti-PD-1) and has an antibody targeting LAG-3 in clinical development.
4.
Roche / Genentech market Atezolizumab (anti-PD-L1), have a late-stage anti-TIGIT antibody, an anti-TGFβ antibody, and bispecific antibodies targeting CD137 and LAG-3 in clinical development.
5.
AstraZeneca markets Durvalumab (anti-PD-L1) and Tremelimumab (anti-CTLA-4), and has monoclonal antibodies targeting CD73 as well as bispecific antibodies targeting CTLA-4, TIGIT, and TIM-3 in clinical development.
6.
Merck KGaA markets Avelumab (anti-PD-L1) and has clinical assets including an anti-TIGIT antibody and bispecific antibodies targeting LAG-3 and TGFβ.
7.
GSK markets Dostarlimab (anti-PD-1) and has antibodies targeting TIM-3, LAG-3, and TIGIT in clinical development.
8.
Coherus BioSciences markets Toripalimab (anti-PD-1).
9.
Incyte markets Retifanlimab (anti-PD-1) and has clinical assets targeting LAG-3 and CD73.
10.
BeiGene markets Tislelizumab (anti-PD-1) and has clinical assets targeting LAG-3 and TIGIT.
11.
Checkpoint Therapeutics markets Cosibelimab (anti-PD-L1).

In addition to PD-1 and PD-L1 antibodies approved in the United States, several competitors have approved PD-1 or PD-L1 agents in markets outside the United States, including China. These companies include Akeso Biopharma, CStone Pharmaceuticals, Harbin Gloria Pharmaceuticals (with Arcus Biosciences holding rights in North America, Europe, Japan, and certain other territories), Harbour BioMed, Innovent Biologics, Jiangsu Alphamab Biopharmaceuticals / 3D Medicines, Jiangsu Hengrui Pharmaceuticals, Lee’s Pharmaceutical Holdings, Lepu Biopharma (formerly Taizhou Houdeaoke Technology), Qilu Pharmaceutical, Shanghai Henlius Biotech, Shanghai Junshi Biosciences (with Coherus BioSciences holding co-development rights in the U.S. and Canada), Shanghai Pharmaceuticals, Shenzhou Cell Engineering, Sichuan Kelun Botai Biomedicine, and Sino Biopharmaceutical.

In addition to the companies noted above, we are aware of additional competitors developing clinical-stage PD-1/PD-L1 agents, including both monospecific and bispecific antibodies. These companies include, but are not limited to, AbbVie, Amgen, Arcus Biosciences / Gilead Sciences, Biocad Ltd., Boehringer Ingelheim, Eli Lilly and Company, Janssen Pharmaceuticals, Novartis, Ono Pharmaceutical, Pfizer, and Sanofi. We are also aware of pre-clinical monospecific or bispecific antibodies targeting PD-1 or PD-L1.

We are aware of companies developing “next-generation” anti-CTLA-4 assets that may compete with our next-generation botensilimab. These next-generation monospecific antibodies targeting CTLA-4 include, but are not limited to, Adagene, BioAtla, Harbour BioMed, OncoC4 / BioNTech, and Xilio Therapeutics. We are also aware of companies advancing preclinical or clinical-stage CTLA-4-targeting bispecific antibodies or oncolytic viruses as next-generation approaches, including but not limited to Biocad Ltd., Jiangsu Alphamab Biopharmaceuticals, MacroGenics, Replimune, Sichuan Baili Pharmaceutical, and Xencor.

There are additional competitors with clinical-stage drug candidates targeting LAG-3, TIM-3, CD73, TGFβ, CD137, and TIGIT. These competitors include, but are not limited to, AbbVie, Arcus Biosciences / Gilead Sciences, Alligator Bioscience, AnaptysBio, Astellas Pharma, BeiGene, Bicara Therapeutics, Boehringer Ingelheim, Compass Therapeutics, Compugen, Galapagos NV, Genmab, Innovent Biologics, iTeos Therapeutics, Jacobio Pharmaceuticals, Lokon Pharma, Lyvgen Biopharma, MacroGenics, Mereo BioPharma, Novartis, Oncotelic Therapeutics, Palvella Therapeutics, Pfizer, Replimune, Sanofi, Scholar Rock, Servier, Sirnaomics, and Spine Therapeutics. There is no guarantee that our antibody product candidates will successfully compete with our competitors’ antibody products and product candidates.

There are many therapies approved to treat colorectal cancer, including but not limited to chemotherapy agents such as Fluorouracil (5FU), Irinotecan hydrochloride, Leucovorin, Oxaliplatin, Capecitabine, and Trifluridine/Tipiracil hydrochloride; infused anti-VEGF agents such as Bevacizumab, Ramucirumab, and Ziv-aflibercept; immuno-oncology agents such as Nivolumab, Pembrolizumab, and Ipilimumab; anti-EGFR agents such as Cetuximab and Panitumumab; KRAS G12C inhibitors such as Adagrasib and Sotorasib; Tucatinib, a HER2 antagonist; Fruquintinib, an oral VEGFR antagonist; Regorafenib, a tyrosine kinase inhibitor; and Encorafenib, a BRAF V600E inhibitor.

There is significant competition to develop therapies for patients with refractory colorectal cancer (“CRC”). Companies with clinical-stage agents targeting refractory CRC include, but are not limited to, AbbVie, which is evaluating a c-Met inhibitor as monotherapy; Adagene, which is evaluating a CTLA-4 inhibitor in combination with Pembrolizumab; Exelixis, which is evaluating a tyrosine kinase inhibitor in combination with Atezolizumab; Jiangsu Alphamab Biopharmaceuticals, which is evaluating a

PD-L1×CTLA-4 bispecific antibody in combination with Regorafenib; Merck & Co., which is evaluating a CD47 inhibitor in combination with Cetuximab and Pembrolizumab; Replimune, which is evaluating oncolytic virus candidates in combination with Bevacizumab and Atezolizumab; and Xilio Therapeutics, which is evaluating a CTLA-4 inhibitor in combination with Atezolizumab.

In addition, AGEN1571, our ILT2 antibody, is now in clinical development. We are aware of other clinical-stage anti-ILT2 monospecific and bispecific antibodies, as well as anti-HLA-G antibodies, that could compete with this program. These include, but are not limited to, Bond Biosciences / Sanofi, ImmuneOs Therapeutics, Invectys, Janssen Pharmaceuticals, LG Chem, NGM Biopharmaceuticals, Pfizer, and Tizona Therapeutics. We are also aware of competitor programs targeting this pathway that remain in preclinical development. There is no guarantee that our antibody product candidates will successfully compete with our competitors’ antibody products and product candidates.

Prior to regulatory approval, if obtained, our other product candidates may compete for patient access with other clinical-stage products, with products already approved for the indications we are studying, or with off-label use of products in those indications. We expect competition to increase as new companies enter these markets and scientific developments in immunotherapy and other cancer treatments continue to accelerate.

SaponiQx is developing QS-21 STIMULON. Several other vaccine adjuvants are either in development or currently in use and could compete with QS-21 STIMULON for inclusion in vaccines. These adjuvants include, but are not limited to: (1) oligonucleotides developed by Dynavax Technologies; (2) MF59 developed by Novartis; (3) IC31 developed by Intercell (now part of Valneva); (4) MPL developed by GSK; (5) Matrix-M™ developed by Novavax; (6) AS03 and other AS portfolio adjuvants developed by GSK; and (7) TQL-1055 developed by Adjuvance Technologies.

Historically, we have supplied QS-21 STIMULON to other entities under materials transfer agreements (“MTAs”). There is a risk that materials provided under an MTA could be used without our permission to develop synthetic formulations or derivatives of QS-21. In addition, other companies and academic institutions are developing saponin adjuvants, including derivatives and synthetic formulations, which may compete with our ability to execute future partnering and licensing arrangements involving QS-21 STIMULON. We are also aware of other manufacturers of QS-21. The existence of products developed by these and other competitors, as well as products of which we may not currently be aware or that may be developed in the future, could adversely affect the marketability of products developed or sold using QS-21 STIMULON.

Even if we obtain regulatory approval to market our product candidates, the availability and pricing of competing products may limit demand and the price we can charge. We may not be able to execute our business plan if adoption of our product candidates is limited by price competition, physician reluctance to switch from existing treatments, or physician preference for other new drug or biologic therapies or for reserving our product candidates for limited use.

Human Capital Resources and Employees

As of February 28, 2026, we had 81 employees, of whom 19 held Ph.D. degrees and 5 held M.D. degrees. None of our employees are subject to a collective bargaining agreement, and we believe that our employee relations are constructive.

Our human capital objectives focus on attracting, developing, retaining and motivating employees aligned with our scientific, clinical and business priorities. We offer competitive compensation and benefit programs designed to support these objectives, including base salary, discretionary annual bonuses, equity-based compensation, a 401(k) plan, health and insurance benefits, flexible spending accounts, paid time off, family leave and flexible work arrangements, among others.

Corporate History

Antigenics L.L.C. was formed as a Delaware limited liability company in 1994 and converted to Antigenics Inc., a Delaware corporation, in February 2000 in connection with our initial public offering. On January 6, 2011, we changed our name from Antigenics Inc. to Agenus Inc.

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
•
Our use of new and evolving technologies, such as artificial intelligence, or AI, may present risks and challenges that can impact our business

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

Risks Related to Business Operations, Employee Matters and Managing Growth

•
We have consolidated certain areas while expanding others to focus on our core priorities and future needs. We may encounter difficulties in managing these growth and/or consolidation efforts.
•
Legal claims against us may create distraction for our management team, adversely impact our ability to develop and gain approval for our products and/or result in substantial damages.
•
Information technology security breaches could result in a material disruption in our business and subject us to sanctions and penalties.
•
Our subsidiary, SaponiQx, Inc. may be unsuccessful in advancing its vaccine adjuvant business. Our equity investee, MiNK Therapeutics may be unsuccessful at advancing its cell therapy business.

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

Investment in I-O product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses for the years ended December 31, 2025, 2024, and 2023, were $3.1 million, $232.3 million and $257.4 million, respectively. We expect to incur significant losses for the foreseeable future as we continue our research and development efforts, seek regulatory approvals, and continue toward commercial readiness efforts for our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct clinical trials for our pipeline of product candidates;
•
further develop our antibody programs and platforms and our saponin-based vaccine adjuvants (through SaponiQx);
•
continue to discover and develop additional product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, scientific, manufacturing, commercial and related personnel;
•
expand in-house clinical and commercial expertise;
•
establish and maintain commercial manufacturing sources and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
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

As of December 31, 2025, we had $3.0 million of cash and cash equivalents. Based on our current plans and projections, we believe that our cash resources as of December 31, 2025, plus funding received in the first quarter of 2026 and anticipated funding will be sufficient to satisfy our critical liquidity requirements into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our ability to generate product revenue or profits will depend on the successful development, regulatory approval and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including increased inflation, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and the volatility of such market and economic conditions have increased as a result of the conflicts in the Middle East and the Russian invasion of Ukraine, and may increase as a result of other geopolitical actions, including new or ongoing tariffs and other actions that directly or indirectly impact the global economy. The scope, duration and long-term impact of conflicts in the Middle East and the Russian invasion are unknown at this time, so there can be no assurance how significant any deterioration in credit and financial markets and confidence in economic conditions will be and how long it may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile geopolitical and business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans for some or all of our pipeline candidates. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $3.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2025, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital to fund our critical expenses into 2027. Going forward, if we are unable to obtain sufficient funding to support our operations or pay our obligations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Our obligations to the holders of our promissory notes could materially and adversely affect our liquidity and operations.

In February 2015, we issued subordinated promissory notes in the aggregate principal amount of $14.0 million, of which $10.5 million remained outstanding (the “2015 Subordinated Notes”) as of December 31, 2025. In January 2026, we repaid approximately $5.4 million of the 2015 Subordinated Notes. The 2015 Subordinated Notes have been amended to extend the maturity date to June 2026 and increase the interest rate to 9%. The 2015 Subordinated Notes include default provisions that allow for the acceleration of the principal payment of the 2015 Subordinated Notes in the event we become involved in certain bankruptcy proceedings, become insolvent, fail to make a payment of principal or (after a grace period) interest on the 2015 Subordinated Notes, default on other indebtedness with an aggregate principal balance of $13.0 million or more if such default has the effect of accelerating the maturity of such indebtedness, or become subject to a legal judgment or similar order for the payment of money in an amount greater than $13.0 million if such amount will not be covered by third-party insurance. If we default on the 2015 Subordinated Notes and the repayment of such indebtedness is accelerated, our liquidity could be materially and adversely affected.

In 2024, we entered into a promissory note for a loan in the aggregate principal amount of $22.0 million, which loan was modified in 2025 to increase the principal balance to $24.75 million (as modified, the “Loan”). The Loan has a two-year term and was principally secured by our manufacturing facility in Berkeley, CA (the “Berkeley Facility”) and parcels of land located in Vacaville, CA (the “Vacaville Land”) and bears interest at an annual rate of 12% through November 30, 2025 and 13% from December 1, 2025 through November 30, 2026. Interest under the Note is payable monthly, one half in cash and one half of the Company’s common stock. Additionally, $1.8 million of the Loan funds were held back to serve as an interest payment reserve for the Loan. The Loan was further modified in January 2026 whereby the lender agreed to release the Berkeley Facility as collateral for the Loan in exchange for the Company’s payoff of a senior lien on the Vacaville Land, thereby giving the lender a first priority lien on the Vacaville Land as the primary security for the Loan. The Note contains customary representations, warranties and covenants, including customary events of default, including failure to repay the Loan when due. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of the Loan.

If we do not have sufficient cash on hand to service or repay our obligations we may be required to raise additional capital which entails the risks described herein.

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

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and Clinical Research Organizations ("CRO"), the terms of which can be subject to extensive negotiation and may vary significantly;
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
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe, pure and potent and has a favorable risk-benefit profile for its proposed indication;
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

If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval, even if we initially decide to do so. For example, although we planned to seek accelerated approval for BOT/BAL based on our Phase 2 results in adult patients with r/r MSS CRC with NLM, FDA advised against the submission based on the observed magnitude of effect, remaining questions about contributions of the components of the combination product, and their view that objective response rates may not translate to survival benefit, and they recommended the inclusion of a BOT monotherapy arm in the planned Phase 3 study. If we submit an application for accelerated approval (as we currently intend to do in 2026 in the United States along with application for a conditional approval in the European Union for BOT plus BAL in refractory microsatellite-stable metastatic colorectal cancer without active liver metastases), there can be no assurance that any such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. Even if we receive accelerated approval from the FDA for one or more of our product candidates, there is no guarantee that we will be able to successfully complete one or more confirmatory trials needed to obtain full approval. We also will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the predicted clinical benefit. A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, increase the cost of development of such product candidate, and harm our competitive position in the marketplace.

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

The legislation and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or drug licensing approval is granted and, in some countries, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. In the United States, there is continued scrutiny from the Congress and regulatory authorities of the pricing of pharmaceutical products. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

Risks Related to Manufacturing and Supply

Our product candidates are uniquely manufactured. If any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to date to produce certain of our product candidates is complex and novel and has not yet been validated for commercial production. As a result of these complexities, the cost to manufacture certain of our product candidates has been, and may continue to be, potentially higher than traditional antibodies and the manufacturing process is less reliable and is more difficult to reproduce. Furthermore, the current manufacturing process for certain of our product candidates has not been scaled up to commercial production. The actual cost to manufacture and process certain of our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of such product candidates.

Our manufacturing process may be susceptible to logistical issues associated with the CMO relationship, the collection of materials sourced from various suppliers as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in production batches, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as we transition from late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In January 2026 we divested our assets that comprised our in-house planned manufacturing division, and as a result we will for the foreseeable future or longer rely on outsourced manufacturing for all of our manufacturing needs. This divestiture included the sale of our owned facility in Berkeley, California as well as our leasehold interest in our facility in Emeryville, California. In connection with the divestiture, we entered into a contract manufacturing agreement with Zydus for certain of our manufacturing needs. We will need to be monitoring our manufacturing needs on an ongoing basis and be prepared to establish relationships as needed with commercial scale manufacturing facilities that we establish at a contract manufacturing organization (“CMO”). The process of establishing an outsourced manufacturing relationship with a contracted CMO will require us to , among other things, complete the manufacturing validation process, which can be lengthy, and negotiate with such contracted CMO an agreement for clinical and commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us for all product candidates. As a result, we may ultimately be unable to negotiate the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to have our products manufactured on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

We are dependent on suppliers for our components and materials used to manufacture our product candidates.

We currently depend on suppliers for the components necessary for our product candidates. We cannot be sure that these suppliers will remain in business, that they will be able to meet our supply needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. There are, in general, relatively few alternative sources of supply for these components. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from a supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay and additional costs. While we seek to maintain adequate inventory of the materials used to manufacture our products, any interruption or delay in the supply of materials, or our inability to obtain materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders. In addition, as part of the FDA’s approval of our product candidates, we will also require FDA approval of the individual components of our process, which include the manufacturing processes and facilities of our suppliers. Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things: interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations; delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component; a lack of long-term supply arrangements for key components with our suppliers; inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms; difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner; production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications; delay in delivery due to our suppliers prioritizing other customer orders over ours; and fluctuation in delivery by our suppliers due to changes in demand from us or their other customers. If any of these risks materialize, our manufacturing costs could significantly increase and our ability to meet clinical and commercial demand for our products could be impacted.

We rely on third parties for the manufacture of clinical supplies of our product candidates and expect to rely on third parties for commercial supplies of any approved product candidates for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We expect to rely on third-party manufacturers for the manufacture of supplies of our drug candidates for the foreseeable future. At present, we do not have long-term supply agreements with all of the vendors needed to produce our product candidates for commercial sale and we may be unable to establish such agreements with third-party manufacturers or do so on acceptable terms.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Facilities used by our third-party manufacturers must be inspected by the FDA before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. We will not control the manufacturing process and will be for the foreseeable future completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the commercial manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and have a material adverse impact on our business, financial condition and results of operations as well as cause reputational damage. Any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and future dependence upon others for the commercial manufacture of our drug candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

Risks Related to Our Reliance on Third Parties

We are dependent upon our collaboration with third parties to further develop and commercialize certain antibody programs. If we or any collaboration party fail to perform as expected, the potential for us to generate future revenues under such collaboration could be significantly reduced, the development and/or commercialization of these antibodies may be terminated or substantially delayed, and our business could be adversely affected.

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

In June 2025, we entered into a license agreement with Zydus LifeSciences Ltd. related to the development and commercialization of balstilimab and botensilimab in India and Sri Lanka. This license agreement closed in January 2026. Pursuant to the license agreement, Zydus LifeSciences is responsible for all of the development, regulatory approval, manufacturing and commercialization costs in India and Sri Lanka. As part of the collaboration, Zydus LifeSciences agreed to pay to the Company a royalty equal to five percent (5%) of net sales related to the licenses product, subject to certain reductions under certain circumstances. Accordingly, the timely and successful completion by Zydus LifeSciences of development, regulatory approval, manufacturing and commercialization activities will significantly affect the timing and amount of any milestones or royalties we may receive from Zydus LifeSciences. Zydus LifeSciences’ activities will be influenced by, among other things, the efforts and allocation of resources by Zydus LifeSciences, which we cannot control. Zydus LifeSciences was also granted a right of first negotiation for the territory of China.

In addition, our collaboration with Zydus LifeSciences may be unsuccessful due to other factors, including, without limitation, that Zydus LifeSciences:

•
may terminate the license agreement in the event of a material breach by the other party that is not remedied within sixty (60) days or otherwise waived;
•
has control over the development, regulatory approval, manufacturing and commercialization of balstilimab and botensilimab in India and Sri Lanka;
•
may change the focus of its business efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to balstilimab and botensilimab; and
•
may choose not to develop and commercialize balstilimab and botensilimab in all markets within India and Sri Lanka, if at all.

Additionally, the US-India relationship is sometimes strained, which may impact the ability of Agenus and Zydus LifeSciences to successfully collaborate.

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

In May 2025 we terminated a license and collaboration agreement with Betta Pharmaceuticals covering the license of balstilimab and zalifrelimab in the territory of greater China, which could result in a dispute or litigation.

In May 2025, we delivered to Betta Pharmaceuticals (“Betta”) a notice of termination of the license and collaboration agreement we entered into with them in June 2020. Betta indicated its disagreement with our right to terminate and requested a JSC meeting to discuss the issues. After holding the JSC meeting as required under the agreement, we confirmed our termination of the agreement by letter in July, 2025. Betta continues to dispute the termination and has requested that we withdraw our notice of termination, which we have not done. If Betta were to initiate a legal proceeding (i.e. an arbitration proceeding in New York or other proceeding), we could incur significant legal fees and expenses, and management’s attention could be diverted from our business and, depending on the outcome we could be subject to damages, contractual obligations, or other remedies, which could adversely affect our financial condition, results of operations, and cash flows.

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

Our use of new and evolving technologies, such as artificial intelligence, or AI, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use, and our vendors may incorporate, AI both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational and intellectual property risks. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Additionally, government and supranational regulation related to AI is evolving and could increase the burden and cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. The EU’s Artificial Intelligence Act, or AI Act, started coming into force in August 2024, with important parts of the new law scheduled to come into effect in August 2026. In the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration endorsed a federal moratorium on the enforcement of state AI laws. So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, the FDA issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner. The use of certain AI technologies can also give rise to intellectual property risks. The use of AI tools by our vendors also exposes us to risk.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions (including sanctions against Russia following their invasion of Ukraine), and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The Russian invasion of Ukraine has resulted in new and expanded U.S. and EU sanctions against Russia which have impacted the conduct of business with Russian entities.

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

We currently have clinical operations in the United Kingdom (“UK”), and we expect to pursue pathways to develop and commercialize our product candidates in both U.S. and ex-U.S. jurisdictions. Various risks associated with foreign operations may impact our success. Possible risks of foreign operations include fluctuations in the value of foreign and domestic currencies, requirements to comply with various jurisdictional requirements such as data privacy regulations, disruptions in the import, export, and transportation of patient tumors and our products or product candidates, the product and service needs of foreign customers, difficulties in building and managing foreign relationships, the performance of our licensees or collaborators, geopolitical instability, unexpected regulatory, economic, or political changes in foreign and domestic markets, including without limitation any resulting from the UK’s withdrawal from the EU or our current political regime, and limitations on the flexibility of our operations and costs imposed by local labor laws.

The exit of the UK from the European Union may materially affect the regulatory regime that governs our handling of EU personal data and expose us to legal and business risks under European data privacy and protection law.

As a result of the UK exiting the EU, commonly known as Brexit, since January 1, 2021, any transfers of personal data to the UK are subject to the requirements of Chapter V of the GDPR and of the Law Enforcement Directive and absent an adequacy finding under GDPR, transfers of personal data from the EU to the UK, would be illegal without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU-UK privacy shield similar to the current framework in place between the EU and the United States. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding and reduce the likelihood that the EC would approve an EU-UK privacy shield. Accordingly, we may be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data. Given the uncertainties surrounding the UK’s departure from the EU, it is difficult to precisely identify or quantify the risks described above.

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

As of December 31, 2025, we had U.S. federal and state net operating loss, or Net Operating Losses (“NOLs”), carryforwards of $992.4 million and $532.5 million, respectively, which may be available to offset future taxable income. The federal NOLs include $445.9 million which expire at various dates through 2044 and $546.5 million which carryforward indefinitely. The state NOLs expire at various dates through 2044, with the exception of $1.9 million of these net operating loss carryforwards which do not expire. As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $3.8 million and $1.2 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2026. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

In the past our headcount has increased through various acquisitions and the expansion of our research, development and manufacturing infrastructure and associated activities both nationally and internationally. However, we continuously reassess our business needs to ensure our internal headcount and internal capabilities is balanced with business priorities, needs and financing. In May 2022, we announced that we had reduced expenses by approximately 20% to improve efficiency and focus on our most promising development candidates, such as botensilimab. Further, in August 2023, we announced that we had further realigned our personnel and resources to focus on progression of our lead program, botensilimab, in metastatic MSS CRC, including a 25% overall reduction in employees. In December 2024, we announced additional staff reductions. In January 2026, in connection with the sale of the assets comprising our intended manufacturing division, substantially all of the employees supporting such division accepted offers of employment from the buyer, resulting in a reduction in internal headcount and a resulting reduction in expenses. To manage these organizational changes, we must continue to implement and improve our managerial, operational, and financial systems and continue to recruit, train and retain qualified personnel. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our timelines may be delayed, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy.

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

Garo H. Armen, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer, who co-founded the Company in 1994 is integral to building our company and developing our technology. Jennifer Buell, Ph.D., Chair of Agenus' Executive Council and Robin Taylor, Ph.D., our Chief Commercial Officer, also provide key strategic advice. If either Dr. Armen, Dr. Buell or Dr. Taylor is unable or unwilling to continue his or her relationship with Agenus, our business may be adversely impacted. We have an employment agreement with Dr. Armen. Dr. Armen plays an important role in our day-to-day activities, and we do not carry key employee insurance policies for Dr. Armen or any other employee. The loss of the services of these employees, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Dr. Buell also serves as Chief Executive Officer for MiNK Therapeutics, and Dr. Armen is Chairman of the Board of Directors of MiNK Therapeutics.

The bulk of our operations are conducted at our facility in Lexington, MA. The greater Boston area is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

Our operations, and those of our CROs, CMOs, and other contractors and consultants together with regulatory agencies such as the FDA or EMA, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could prevent us, or our collaborators and business partners or regulators, from using all or a significant portion of our, or their, facilities or disrupt our supply chain, and, it may be difficult or, in certain cases, impossible for us to continue certain activities, such as for example our manufacturing capabilities, for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses and delays as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain our clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Although we do not expect Russia’s invasion of Ukraine to materially impact our global operations, the war may impact our business. The Russian invasion of Ukraine may also adversely impact the ability of our existing strategic partners to conduct business in Ukraine and Russia.

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

We have a significant equity investment in MiNK. We have made substantial investments in MiNK. There is no guarantee that it will be able to continue to attract funding, and, even if the business receives such funding, there is no guarantee that it will be successful.

MiNK closed an IPO in October 2021. As of December 31, 2025, we owned 2,177,286 shares, representing approximately 46% of MiNK’s common stock. There is no guarantee that MiNK will be able to attract funding in the future. If funding is available, there is no guarantee that it will be on attractive or acceptable terms, or that it will be adequate to advance the business to an inflection point for additional funding. Similarly, there is no guarantee that partnership opportunities will be available on attractive terms, if at all. Even if adequate funding and partnership opportunities are available, there is no guarantee that MiNK will be successful in advancing one or more product candidates through clinical development.

Risks Related to our Common Stock

The trading volume and public trading price of our common stock has been volatile.

During the period from our initial public offering on February 4, 2000 to December 31, 2025, and the twelve-months ended December 31, 2025, the closing price of our common stock has fluctuated between $1.51 and $6,315.60 per share and $1.51 and $7.06 per share, respectively. The average daily trading volume for the twelve-months ended December 31, 2025 was approximately 706,065 shares. The market in general, and biotechnology companies in particular, may experience significant price and volume fluctuations that are often unrelated to the operating performance of individual companies. In addition to general market volatility, many factors may have a significant adverse effect on the market price of our stock, including:

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

Our internal control over financial reporting (as defined in Rules 13a-15 of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. While our management has concluded that there were no material weaknesses in our internal control over financial reporting as of December 31, 2025, our procedures are subject to the risk that our controls may become inadequate because of changes in conditions or as a result of a deterioration in compliance with such procedures. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

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

The sale by us or the resale by stockholders of a significant number of shares of our common stock could cause the market price of our common stock to decline. As of March 12, 2026, we had 38,398,354, shares of common stock outstanding. Certain of these shares are subject to sales volume and other limitations. We have filed registration statements to permit the sale of approximately 13,510,000 shares of common stock under our equity incentive plans, and to permit the sale of 175,000 shares of common stock under our 2015 Inducement Equity Plan. We have also filed registration statements to permit the sale of approximately 158,350 shares of common stock under our Employee Stock Purchase Plan, to permit the sale of 88,750 shares of common stock under our Directors’ Deferred Compensation Plan, to permit the sale of approximately 1,555,015 shares of common stock pursuant to various private placement agreements and to permit the sale of up to 31,334,015 shares of our common stock pursuant to our At Market Issuance Sales Agreement. As of December 31, 2025, an aggregate of approximately 19.0 million of these shares remained available for sale.

As of December 31, 2025, warrants to purchase approximately 1,032,052 shares of our common stock with a weighted average exercise price per share of $15.05 were outstanding.

As of December 31, 2025, options to purchase 5,039,487 shares of our common stock with a weighted average exercise price per share of $25.20 were outstanding. These options are subject to vesting that occurs over a period of up to four years following the date of grant. As of December 31, 2025, we had 4,531,815 vested options and 19,075 non-vested shares outstanding.

As of December 31, 2025, our outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 16,666 shares of our common stock.

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

Item 3. Legal Proceedings

In September 2024, a putative securities class action lawsuit captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, was filed in the U.S. District Court for the District of Massachusetts (the “Court”) against the Company and certain of its executives and directors. The Court appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act, and the lead plaintiff filed an amended complaint on February 7, 2025. The amended complaint alleges that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024, and seeks damages and interest, and an award of costs, including attorneys’ fees. On April 8, 2025, the Company moved to dismiss the securities class action. On June 6, 2025 plaintiff filed an opposition to the motion to dismiss, and on July 7, 2025, the Company filed its reply brief. Oral argument on the motion to dismiss was held on March 3, 2026. As of the date of this filing, the Company’s motion to dismiss is pending before the court. We have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AGEN.” As of February 28, 2026, there were 178 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning December 31, 2020 to December 31, 2025, as compared with that of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Biotechnology Index, based on an initial investment of $100 in each on December 31, 2020. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends.

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF AGENUS INC.,

NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX

AND NASDAQ BIOTECHNOLOGY INDEX

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Agenus Inc.	$100.00	$101.26	$75.47	$26.10	$4.31	$4.94
Nasdaq Stock Market (U.S. Companies) Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Nasdaq Biotechnology Index	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage biotechnology company focused on discovering and developing immunotherapies for cancer and infectious disease. Our primary business is immuno-oncology ("I-O"), where we are advancing antibody-based programs to activate innate and adaptive immunity, overcome tumor immune evasion and expand the population of patients who may benefit from immunotherapy. Our lead clinical program is botensilimab (“BOT” or “AGEN1181”), alone and in combination with balstilimab (“BAL”). We also maintain select clinical-stage immuno-oncology assets, which may be used as standalone agents or be complimentary to botensilimab plus balstilimab (“BOT/BAL”). Agenus also maintains an equity investment in MiNK Therapeutics, Inc. ("MiNK"), with an approximate fair value of $24.3 million as of December 31, 2025, and a majority ownership of a vaccine adjuvant business through our subsidiary SaponiQx, Inc. ("SaponiQx").

We use internal discovery, translational, clinical and regulatory capabilities together with selected collaborations to advance product candidates. Following our strategic realignment announced in December 2024, we prioritized the botensilimab/balstilimab program and temporarily paused certain non-core preclinical and clinical activities while we evaluate partnering, as well as targeted funding opportunities.

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

We regularly evaluate development, commercialization, and partnering strategies for each product candidate based on various factors, including pre-clinical and clinical trial results, competitive positioning, funding requirements, and available resources. Our lead program, BOT is progressing through multiple clinical programs as a monotherapy and in combination with BAL. In April 2023, BOT in combination with BAL received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with non-microsatellite instability-high (“MSI-H”) and/or deficient mismatch repair (“dMMR”) metastatic colorectal cancer without active liver involvement. This designation specifically targets patients who are heavily pretreated and have shown resistance or intolerance to standard chemotherapies, including fluoropyrimidine, oxaliplatin, and irinotecan, as well as those who have received a VEGF inhibitor, an EGFR inhibitor, and/or a BRAF inhibitor, if indicated. Based on the BOT/BAL clinical data generated to date, we have developed designs for registration-enabling trials in Microsatellite Stable colorectal cancer across neoadjuvant, first-line, and late-line metastatic colorectal cancer. We, together with the Canadian Cancer Trials Group (“CCTG”), are conducting BATTMAN/CO.33, a global Phase 3 trial of botensilimab plus balstilimab versus best supportive care in refractory MSS/mismatch repair proficient ("pMMR") colorectal cancer, with sites activated and prepared to enroll patients.

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

Pursuant to our collaboration agreement with Incyte, we had exclusively licensed to Incyte monospecific antibodies targeting GITR, OX40, TIM-3 and LAG-3, as well as an additional undisclosed target. Under the terms of our agreement, Incyte was responsible for all future development expenses, and we were eligible to receive up to an additional $315.0 million in potential milestone payments plus royalties on any future sales. Incyte has terminated the OX40 program, effective October 2023, and both the GITR program and undisclosed program, effective May 2024. Upon termination, the rights to the OX40, GITR, and undisclosed programs reverted back to us. In July 2024, Incyte announced that it would discontinue further development of the LAG-3 program and TIM-3 program and in February 2025, Incyte notified us of their intent to terminate the entire Collaboration Agreement, effective February 2026. Upon termination, the rights to the remaining programs reverted back to us.

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

In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta, pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Republic of China, Hong Kong, Macau and Taiwan (“Greater China”). Under the terms of the Betta License Agreement, we received $15.0 million upfront. In 2025, we notified Betta of the termination of the Betta License Agreement.

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

Our research and development expenses for the years ended December 31, 2025, 2024, and 2023, were $79.3 million, $155.5 million, and $234.6 million, respectively. We have incurred significant losses since our inception. As of December 31, 2025, we had an accumulated deficit of $2.18 billion. We are likely to continue to incur losses until we become a commercial company generating profits.

Historical Results of Operations

The comparison of 2024 to 2023 results has been omitted from this Form 10-K but can be found in our Form 10-K for the year ended December 31, 2024 – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on March 17, 2025.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Pre-commercial product revenue

We recognized pre-commercial product revenue of approximately $4.2 million during the year ended December 31, 2025, representing sales of BOT+BAL provided to patients through regulatory-authorized early access pathways under both France’s Authorisation d’Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs"), where permitted.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant to HCR. As described in Note 18 to our Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $7.6 million, to approximately $108.6 million for the year ended December 31, 2025, from $101.0 million for the year ended December 31, 2024, due to increased net sales of GSK’s vaccines containing our QS-21 STIMULON adjuvant.

Research and development expense

R&D expense include the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, clinical manufacturing costs, contract research organization costs, costs of consultants, and related administrative costs. R&D expense decreased 49% to $79.3 million for the year ended December 31, 2025 from $155.5 million for the year ended December 31, 2024. Decreased R&D expenses in the year ended December 31, 2025 primarily relate to a $51.9 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $14.3 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $2.0 million decrease in other research and development expenses, and a $7.9 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK. These decreases were partially offset by a $0.2 million increase in professional fees.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 24% to $54.4 million for the year ended December 31, 2025 from $71.9 million for the year ended December 31, 2024. Decreased G&A expenses in the year ended December 31, 2025 primarily relate to a $9.1 million decrease in personnel related expenses, mainly due to a decrease in headcount, a $3.4 million decrease other general and administrative expenses and a $5.1 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

Non-operating income (expense)

Non-operating expense increased $8.1 million for the year ended December 31, 2025, from income of $5.8 million for the year ended December 31, 2024, to expense of $2.2 million for the year ended December 31, 2025, primarily due to the $3.5 million loss on the deconsolidation of a certain foreign subsidiary, partially offset by the recognition of R&D tax credits in the UK in 2025, compared to the recognition of a $5.3 million gain on the early termination of two operating leases and the recognition of R&D tax credits in the UK in 2024.

Gain from deconsolidation of MiNK Therapeutics, Inc.

The gain from deconsolidation of MiNK Therapeutics, Inc. of $100.9 million for the year ended December 31, 2025, represents the gain recognized on the deconsolidation of MiNK due to a loss of control in the third quarter of 2025.

MiNK Therapeutics, Inc. equity method investment fair value adjustment

The MiNK Therapeutics, Inc. equity method investment fair value adjustment of $26.3 million for the year ended December 31, 2025, represents the fair value adjustment for our remaining investment in MiNK, for which we have elected the fair value option. The fair value of our equity investment is based on readily determinable pricing available on a securities exchange.

Interest expense, net

Interest expense, net decreased to $55.3 million for the year ended December 31, 2025 from $117.6 million for the year ended December 31, 2024, mainly due to decreased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to decreased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant, partially offset by an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Inflation

We believe that inflation has not had a material adverse effect on our business, results of operations, or financial condition to date.

Research and Development Programs

For the year ended December 31, 2025, our R&D programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		For the Year Ended December 31,
Research and Development Program	Product	2025	2024	2023	Prior to 2023	Total
Antibody programs	Various	$55,493	$113,135	$178,445	$872,273	$1,219,346
Vaccine adjuvant	STIMULON cpcQS-21	1,638	1,844	10,296	32,186	45,964
Cell therapies	Various	3,282	7,558	16,283	85,429	112,552
Other research and development programs	Various	18,925	32,991	29,545	495,585	577,046
Total research and development expenses		$79,338	$155,528	$234,569	$1,485,473	1,954,908

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

We currently have multiple antibody programs in pre-clinical or clinical development, which include our next generation anti-CTLA-4 antibody, botensilimab, an IgG1 anti-CTLA-4 antagonist, our anti-PD-1, balstilimab, and anti-CTLA-4, zalifrelimab, programs, our anti-CD137, AGEN2373, an anti-TIGIT bispecific antibody, AGEN1777, an ILT2 monospecific antibody, AGEN1571, an anti-LAG3, INCAGN2385, and anti-TIM3, INCAGN2390. For additional information regarding our antibody discovery platforms and immunotherapy programs, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

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

Cell Therapies

We have a significant equity investment in MiNK. MiNK, is a focused on developing allogeneic iNKT cell therapies to treat cancer and other immune-mediated diseases. iNKTs have a dual-mechanism of action with an internal targeting and homing device that modulates both arms of immunity, innate and adaptive. iNKTs combine the killing features of natural killer cells with the durable memory response of T cells. iNKT cells have been demonstrated to be highly effective in treating solid tumor cancers in their native form and MiNK has demonstrated that these cells can be further engineered or edited for super-targeting. For additional information regarding iNKT cell therapies, please read Part I-Item 1. “Business” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.18 billion as of December 31, 2025. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. From our inception through December 31, 2025, we have raised aggregate net proceeds of approximately $2.05 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 9.7 million and 0.2 million shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2025 and the period of January 1, 2026 through March 12, 2026, respectively, and received aggregate net proceeds totaling $36.9 million. As of March 12, 2026, approximately 8.2 million shares remained available for sale under the Sales Agreement.

Our cash, cash equivalents and short-term investments at December 31, 2025 were $3.0 million, a decrease of $37.4 million from December 31, 2024.

As of December 31, 2025, we had debt outstanding of $45.5 million in principal, $8.4 million of which was paid and $7.0 million of which was forgiven in connection with close of the Zydus transactions in January 2026, $5.1 million is due June 2026, and $24.75 million is due November 2026.

Subsequent to December 31, 2025, including cash received in January 2026, we materially strengthened our liquidity position. MiNK Therapeutics repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus Lifesciences Ltd. and its affiliates, pursuant to which we received $91.0 million of consideration, subject to certain adjustments. These adjustments include reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow. See Note 23 for further discussion of the proceeds received and liabilities settled in connection with the Zydus closing. As of December 31, 2025, before giving effect to these post-year-end proceeds, we had cash and cash equivalents of $3.0 million, compared with $40.4 million as of December 31, 2024. Since our inception in 1994, we have incurred significant operating losses, and as of December 31, 2025, we had an accumulated deficit of $2.18 billion.

Based on our current operating plan and projections, including payment of debt due in the look-forward period, the majority of which is secured by certain real estate properties, and assuming completion of additional capital transactions of which we are in current discussions, we believe that our existing cash resources, together with the post-year-end proceeds described above and anticipated revenues from our reimbursed compassionate access program in France, would be sufficient to support our critical liquidity requirements into 2027. To advance our planned registration and commercialization strategy for botensilimab/balstilimab, and fund the Company through achievement of profitability, we will require additional capital infusions.

We have historically financed our operations through corporate partnerships, advance royalty transactions, and debt and equity financings. We are actively evaluating and pursuing additional financing and strategic alternatives, including corporate transactions, out-licensing arrangements, asset sales, project financing, additional debt or equity financings, and other strategic transactions, and we are in discussions with potential strategic and financial partners regarding several of these alternatives.

Because the completion and timing of potential financing and strategic transactions are not entirely within our control, and in accordance with accounting standards, substantial doubt exists about our ability to continue as a going concern for at least one year after the date of filing of this Annual Report on Form 10-K. The consolidated financial statements have been prepared assuming we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management has also implemented cost management measures to preserve liquidity.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various cancelable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $687.0 million over the term of the related activities. Through December 31, 2025, we have expensed $628.0 million as research and development expenses and $574.6 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Net cash used in operating activities for the years ended December 31, 2025 and 2024 was $77.2 million and $158.3 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. Part of our strategy is to develop and commercialize some of our product candidates by entering into collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

The table below summarizes our material cash requirements from known contractual and other obligations as of December 31, 2025 (in thousands).

		Payments by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$36,764	$36,764	$—	$—	$—
Operating leases (2)	$16,897	$2,396	$4,897	$4,505	$5,099
Finance leases	$127	$110	$17	$—	$—
Total	$53,788	$39,270	$4,914	$4,505	$5,099

(1)
Includes fixed interest payments. See Note 17 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further description of our debt.
(2)
The leases for our properties expire at various times between 2026 and 2036.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 4.7% and 2.1% of our cash used in operations for the years ended December 31, 2025 and 2024, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound, in large part due to our subsidiary, Agenus UK Limited, a company with operations in England.

We had cash and cash equivalents at December 31, 2025 of $3.0 million, which are exposed to the impact of interest and foreign currency exchange rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at December 31, 2025, however, we are subject to investment risk.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agenus Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

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

Boston, Massachusetts

March 16, 2026

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$2,998	$40,437
Accounts receivable	1,831	407
Related party note receivable from MiNK Therapeutics, Inc.	5,179	—
Prepaid expenses	785	2,315
Assets held for sale	121,554	—
Other current assets	1,089	2,415
Total current assets	133,436	45,574
Property, plant and equipment, net of accumulated amortization and depreciation of $47,468 and $72,553 at December 31, 2025 and 2024, respectively	15,470	120,087
Operating lease right-of-use assets	7,744	27,308
Goodwill	24,092	24,092
Acquired intangible assets, net of accumulated amortization of $17,325 and $16,986 at December 31, 2025 and 2024, respectively	3,037	3,376
Equity method investment in MiNK Therapeutics, Inc.	24,277	—
Due from related parties (MiNK Therapeutics, Inc.)	15,435	—
Other long-term assets	3,307	5,834
Total assets	$226,798	$226,271
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$44,655	$2,698
Current portion, liability related to sale of future royalties and milestones	109,323	111,978
Current portion, deferred revenue	-	31
Current portion, operating lease liabilities	1,034	2,446
Accounts payable	82,987	61,470
Accrued liabilities	34,223	34,961
Liabilities held for sale	50,738
Other current liabilities	529	7,817
Total current liabilities	323,489	221,401
Long-term debt, net of current portion	-	30,473
Liability related to sale of future royalties and milestones, net of current portion	169,660	224,389
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	10,108	54,551
Other long-term liabilities	259	738
Commitments and contingencies (Note 20)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at December 31, 2025 and 2024; liquidation value of $34,317 and $34,101 at December 31, 2025, and 2024, respectively	-	-
Common stock, par value $0.01 per share; 800,000,000 shares authorized at December 31, 2025 and 2024; 35,320,397 shares and 23,634,670 shares issued and outstanding at December 31, 2025 and 2024, respectively	353	236
Additional paid-in capital	1,911,740	1,857,662
Accumulated other comprehensive loss	(439)	(1,398)
Accumulated deficit	(2,182,765)	(2,182,880)
Total stockholders’ deficit attributable to Agenus Inc.	(271,111)	(326,380)
Non-controlling interest	(6,750)	19,956
Total stockholders’ deficit	(277,861)	(306,424)
Total liabilities, convertible preferred stock and stockholders’ deficit	$226,798	$226,271

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands, except per share amounts)

	2025	2024	2023
Revenue:
Research and development	$334	$482	$38,764
Pre-commercial product revenue	4,238	—	—
Service revenue	1,036	2,003	2,978
Non-cash revenue related to the sale of future royalties	108,588	100,978	114,572
Total revenues	114,196	103,463	156,314
Operating expenses:
Cost of revenue	(1,022)	(486)	(3,111)
Research and development	(79,338)	(155,528)	(234,569)
General and administrative	(54,392)	(71,878)	(78,739)
Fair value adjustments	387	3,954	556
Operating loss	(20,169)	(120,475)	(159,549)
Other income (expense):
Non-operating income (expense)	(2,220)	5,830	37
MiNK Therapeutics, Inc. equity method investment fair value adjustment	(26,345)	—	—
Gain from deconsolidation of MiNK Therapeutics, Inc.	100,924	—	—
Interest expense, net	(55,273)	(117,626)	(97,925)
Net loss	(3,083)	(232,271)	(257,437)
Dividends on Series A-1 convertible preferred stock	(216)	(215)	(213)
Less: net loss attributable to non-controlling interest	(3,198)	(5,059)	(11,676)
Net loss attributable to Agenus Inc. common stockholders	$(101)	$(227,427)	$(245,974)
Per common share data:
Basic and diluted net loss attributable to Agenus Inc. common stockholders	$(0.00)	$(10.59)	$(13.75)
Weighted average number of Agenus Inc. common shares outstanding:
Basic and diluted	29,734	21,473	17,894

Other comprehensive income (loss):
Foreign currency translation gain (loss)	$959	$(443)	$(1,870)
Other comprehensive income (loss)	959	(443)	(1,870)
Comprehensive income (loss)	$858	$(227,870)	$(247,844)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2022	32	$—	15,279	$153	$1,647,561	—	$—	$915	$6,376	$(1,709,907)	(54,902)
Net loss	—	—	—	—	—	—	—	—	(11,676)	(245,761)	(257,437)
Other comprehensive loss	—	—	—	—	—	—	—	(1,870)	—	—	(1,870)
Share-based compensation	—	—	—	—	18,526	—	—	—	3,825	—	22,351
Shares sold at the market	—	—	4,221	42	133,115	—	—	—	—	—	133,157
Payment of CEO payroll in shares	—	—	8	—	146	—	—	—	—	—	146
Issuance of director deferred shares	—	—	13	1	982	—	—	—	—	—	983
Issuance of shares for services	—	—	20	—	690	—	—	—	—	—	690
Vesting of nonvested shares	—	—	5	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	25	—	736	—	—	—	71	—	807
MiNK stock dividend	—	—	—	—	(14,888)	—	—	—	14,888	—	—
MiNK stock purchases	—	—	—	—	1,940	—	—	—	(2,546)	—	(606)
Issuance of subsidiary shares for employee bonus	—	—	—	—	—	—	—	—	1,011	—	1,011
Issuance of shares for employee bonuses	—	—	232	2	7,303	(17)	(4,072)	—	—	—	3,233
Retirement of treasury shares	—	—	(83)	(1)	(16)	17	4,072	—	—	—	4,055
Balance at December 31, 2023	32	$—	19,720	$197	$1,796,095	—	$—	$(955)	$11,949	$(1,955,668)	(148,382)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Continued)

For the Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	$—	—	$—	$—	$(5,059)	$(227,212)	$(232,271)
Other comprehensive loss	—	—	—	—	—	—	—	(443)	—	—	$(443)
Share-based compensation	—	—	—	—	24,515	—	—	—	2,812	—	$27,327
Shares sold at the market	—	—	3,632	36	32,987	—	—	—	—	—	$33,023
Payment of CEO payroll in shares	—	—	66	1	415	—	—	—	—	—	$416
Issuance of shares in connection with debt agreement	—	—	153	2	474	—	—	—	—	—	$476
Issuance of warrants, net of expenses	—	—	—	—	6,983	—	—	—	—	—	$6,983
Vesting of nonvested shares	—	—	17	—	—	—	—	—	—	—	$—
Exercise of stock options and employee share purchases	—	—	47	—	627	—	—	—	20	—	$647
MiNK private placement stock sale	—	—	—	—	(4,434)	—	—	—	10,234	—	$5,800
Balance at December 31, 2024	32	$—	23,635	$236	$1,857,662	—	$—	$(1,398)	$19,956	$(2,182,880)	$(306,424)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Continued)

For the Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Net loss	—	$—	—	$—	$—	—	$—	$—	$(3,198)	$115	$(3,083)
Other comprehensive income	—	—	—	—	—	—	—	959	—	—	$959
Share-based compensation	—	—	—	—	10,116	—	—	—	1,506	—	$11,622
Shares sold at the market	—	—	9,694	97	36,039	—	—	—	—	—	$36,136
Payment of CEO payroll in shares	—	—	122	1	415	—	—	—	—	—	$416
Issuance of shares for services	—	—	350	4	1,430	—	—	—	22	—	$1,456
Issuance of shares in connection with debt agreement	—	—	412	4	1,372	—	—	—	—	—	$1,376
Issuance of warrants, net of expenses	—	—	—	—	398	—	—	—	—	—	$398
Vesting of nonvested shares	—	—	77	1	(1)	—	—	—	—	—	$—
Exercise of stock options and employee share purchases	—	—	65	—	168	—	—	—	1	—	$169
Issuance of shares for employee salaries	—	—	115	1	273	(37)	(87)	—	—	—	$187
Issuance of shares for certain employee bonuses	—	—	1,353	14	6,034	(466)	(2,084)	—	—	—	$3,964
Retirement of treasury shares	—	—	(503)	(5)	(2,166)	503	2,171	—	—	—	$—
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(25,037)	—	$(25,037)
Balance at December 31, 2025	32	$-	35,320	$353	$1,911,740	—	$—	$(439)	$(6,750)	$(2,182,765)	$(277,861)

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands, except per share amounts)

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(3,083)	$(232,271)	$(257,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,999	13,343	13,588
Share-based compensation	13,770	17,390	22,869
Non-cash royalty revenue	(108,588)	(100,978)	(114,572)
Non-cash interest expense	54,440	118,095	100,551
Loss (gain) on sale or disposal of assets, net	937	1,153	(1,408)
Gain from deconsolidation of MiNK Therapeutics, Inc.	(100,924)	—	—
Loss on impairment of assets	234	1,973	—
Gain on forgiveness of liability	—	(1,788)	—
Gain on lease terminations	—	(5,334)	—
Unrealized loss on long-term investments	26,119	1,542	2,126
Fair value adjustments	(387)	(3,954)	(556)
Other, net	2,954	(90)	(119)
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	25,344	(23,461)
Prepaid expenses	1,260	5,782	6,032
Accounts payable	23,500	2,013	21,366
Deferred revenue	1	20	(12,249)
Accrued liabilities and other current liabilities	4,499	136	20,613
Other operating assets and liabilities	(198)	(691)	(1,545)
Net cash used in operating activities	(77,195)	(158,315)	(224,202)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	359	24	3,363
Purchases of property, plant and equipment	(6)	(576)	(9,954)
Purchases of available-for-sale securities	—	—	(14,647)
Proceeds from sale of available-for-sale securities	—	—	30,000
Purchase of long-term investment	—	—	(5,396)
Proceeds from sale of long-term investment	841	579	34
Net cash provided by investing activities	1,194	27	3,400
Cash flows from financing activities:
Net proceeds from sale of equity	36,136	33,023	133,157
Net proceeds from sale of subsidiary shares in private placement	—	5,800	—
Proceeds from employee stock purchases and option exercises	169	647	807
Purchase of treasury shares to satisfy tax withholdings	(87)	—	(4,566)
Purchase of subsidiary shares	—	—	(606)
Proceeds from Ligand Purchase Agreement, net of expenses	—	73,851	—
Proceeds from the issuance of long-term debt, net	12,500	20,000	—
Impact to cash resulting from deconsolidation certain subsidiaries	(1,974)	—	—
Payment of long-term debt	(2,500)	—	—
Payment of finance lease obligations	(7,651)	(10,481)	(8,926)
Net cash provided by financing activities	36,593	122,840	119,866
Effect of exchange rate changes on cash	47	(260)	(628)
Net decrease in cash, cash equivalents and restricted cash	(39,361)	(35,708)	(101,564)
Cash, cash equivalents and restricted cash, beginning of period	44,071	79,779	181,343
Cash, cash equivalents and restricted cash, end of period	$4,710	$44,071	$79,779
Supplemental cash flow information:
Cash paid for interest	$1,175	$2,278	$3,168
Supplemental disclosures - non-cash activities:
Issuance of stock options for payment of certain employee bonuses	—	9,321	—
Issuance of common stock, $0.01 par value, in connection with the issuance of long-term debt	—	220	—
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	3,964	—	7,288
Issuance of common stock, $0.01 par value, in connection with payment for services	—	—	690
Issuance of subsidiary stock options for payment of certain employee bonuses	—	1,032	—
Issuance of subsidiary shares for employee bonus	—	—	1,011
Insurance financing agreements	706	771	707

Lease right-of-use assets obtained in exchange for new operating lease liabilities	107	105	318
Lease right-of-use assets obtained in exchange for new finance lease liabilities	10,140	122	4,812

See accompanying notes to consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Agenus Inc. (including its subsidiaries, collectively referred to as “Agenus,” the “Company,” “we,” “us,” and “our”) is a clinical-stage biotechnology company focused on discovering and developing immunotherapies for cancer and infectious disease. Our primary business is immuno-oncology ("I-O"), where we are advancing antibody-based programs to activate innate and adaptive immunity, overcome tumor immune evasion and expand the population of patients who may benefit from immunotherapy. Our lead clinical program is botensilimab (“BOT” or “AGEN1181”), alone and in combination with balstilimab (“BAL”). We also maintain select clinical-stage immuno-oncology assets, which may be used as standalone agents or be complimentary to botensilimab plus balstilimab (“BOT/BAL”). Agenus also maintains an equity investment in MiNK Therapeutics, Inc. ("MiNK") and a majority ownership of a vaccine adjuvant business through our subsidiary SaponiQx, Inc. ("SaponiQx").

We use internal discovery, translational, clinical and regulatory capabilities together with selected collaborations to advance product candidates. Following our strategic realignment announced in December 2024, we prioritized the botensilimab/balstilimab program and temporarily paused certain non-core preclinical and clinical activities while we evaluate partnering, as well as targeted funding opportunities.

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

Subsequent to December 31, 2025, including cash received in January 2026, we materially strengthened our liquidity position. MiNK Therapeutics repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus Lifesciences Ltd. and its affiliates, pursuant to which we received $91.0 million of consideration, subject to certain adjustments. These adjustments include reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow. See Note 23 for further discussion of the proceeds received and liabilities settled in connection with the Zydus closing. As of December 31, 2025, before giving effect to these post-year-end proceeds, we had cash and cash equivalents of $3.0 million, compared with $40.4 million as of December 31, 2024. Since our inception in 1994, we have incurred significant operating losses, and as of December 31, 2025, we had an accumulated deficit of $2.18 billion.

Based on our current operating plan and projections, including payment of debt due in the look-forward period, the majority of which is secured by certain real estate properties, and assuming completion of additional capital transactions of which we are in current discussions, we believe that our existing cash resources, together with the post-year-end proceeds described above and anticipated revenues from our reimbursed compassionate access program in France, would be sufficient to support our critical liquidity requirements into 2027. To advance our planned registration and commercialization strategy for botensilimab/balstilimab, and fund the Company through achievement of profitability, we will require additional capital infusions.

We have historically financed our operations through corporate partnerships, advance royalty transactions, and debt and equity financings. We are actively evaluating and pursuing additional financing and strategic alternatives, including corporate transactions, out-licensing arrangements, asset sales, project financing, additional debt or equity financings, and other strategic transactions, and we are in discussions with potential strategic and financial partners regarding several of these alternatives.

Because the completion and timing of potential financing and strategic transactions are not entirely within our control, and in accordance with accounting standards, substantial doubt exists about our ability to continue as a going concern for at least one year after the date of filing of this Annual Report on Form 10-K. The consolidated financial statements have been prepared assuming we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Management has also implemented cost management measures to preserve liquidity.

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

In the years ended December 31, 2025, 2024 and 2023, we deconsolidated certain foreign subsidiaries and recognized a loss of approximately $3.5 million and gains of approximately $185,000 and $132,000, respectively, included in "Other income (expense)" on our consolidated statements of operations and comprehensive income (loss).

In July 2025, our ownership percentage of MiNK dropped below 50%. While we maintain significant influence, this resulted in a loss of control, and as such, MiNK was deconsolidated in the quarter ended September 30, 2025. Upon deconsolidation, we recognized a gain of approximately $100.9 million in our consolidated statements of operations and comprehensive income (loss). Subsequent to the deconsolidation, we accounted for our equity ownership interest in MiNK under the equity method of accounting (fair value option). Refer to Note 4 for more information.

(b) Segment Information

We are managed and currently operate as two segments. However, we have concluded that our operating segments meet the criteria required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we do not have separately reportable segments as defined by ASC 280. Refer to Note 22 for additional detail.

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

(f) Accounts Receivable

Accounts receivable are amounts due from our collaboration partners and customers as a result of research and development and other services provided, as well as the shipment of clinical and pre-commercial product. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2025 and 2024, as the estimated risk of loss on our accounts receivable was determined to be minimal.

(g) Current Expected Credit Losses

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

(h) Equity Method Investment

Our equity method investment consists of an investment in common stock of a publicly-held company in which we have the ability to exercise significant influence but do not have control. We have elected the fair value option for our equity method investment.

(i) Fair Value Option

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

(j) Assets and Liabilities Held for Sale

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

(k) Property, Plant and Equipment

Property, plant and equipment, including software developed for internal use, are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization and depreciation of plant and equipment was $9.7 million, $12.8 million, and $11.9 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

(l) Fair Value of Financial Instruments

The estimated fair values of all our financial instruments approximate their carrying amounts in the consolidated balance sheets. The fair value of our outstanding debt is based on a present value methodology. The outstanding principal amount of our debt, including the current portion, was $45.5 million and $35.2 million at December 31, 2025 and 2024, respectively.

(m) Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

For the years ended December 31, 2025, 2024 and 2023, 95%, 98% and 73%, respectively, of our revenue was earned from one collaboration partner.

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

Pre-commercial Product: The Company recognizes revenue when the customer (hospital/physician) obtains control of the product at delivery. Revenue is calculated as the gross amount invoiced to the customer net of reserves for estimated variable consideration, consisting of government rebates and taxes.

(n) Foreign Currency Transactions

Gains and losses from our foreign currency-based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). We recorded a foreign currency losses of $0.2 million, $29,000, and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(o) Research and Development

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

(p) Share-Based Compensation

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

(q) Income Taxes

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

(r) Net Loss Per Share

Basic income and loss per common share are calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan). Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Directors’ Deferred Compensation Plan) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares, convertible preferred stock, and convertible notes. Because we reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2025, 2024, and 2023, as they would be anti-dilutive (in thousands):

	Year Ended
	2025	2024	2023
Warrants	1,032	965	99
Stock options	5,039	5,243	2,141
Nonvested shares	19	42	27
Series A-1 convertible preferred stock	17	17	17

(s) Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually. Annually we assess whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. We perform our annual impairment test as of October 31 of each year. The first step of our impairment analysis compares the fair value of our reporting units to their net book value to determine if there is an impairment. We operate as two reporting units. As of December 31, 2025, our entire goodwill balance is allocated to a reporting unit with a negative carrying amount. No goodwill impairment was recognized in the years ended December 31, 2025 and 2023. In the year ended December 31, 2024, we recognized a goodwill impairment charge of approximately $0.6 million related to the full impairment of the goodwill assigned to one reporting unit.

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

(u) Leases

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

(v) Recent Accounting Pronouncements

Recently Issued and Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. We adopted ASU 2023-09 on a retrospective basis for all periods presented. The adoption of ASU 2023-09 had no impact to our consolidated balance sheets, consolidated statements of comprehensive income (loss), or consolidated statements of cash flows, as ASU 2023-09 affects disclosures only. Refer to Note 18, Income Taxes for the related disclosures required by ASU 2023-09.

Recently Issued, Not Yet Adopted

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

No other new accounting pronouncement issued or effective during the year ended December 31, 2025 had or is expected to have a material impact on our consolidated financial statements or disclosures.

(3) Goodwill and Acquired Intangible Assets

Our goodwill balance was $24.1 million at both December 31, 2025 and 2024. There were no changes to the carrying amount during 2025.

Acquired intangible assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,841	$(15,861)	$980
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,325)	$3,037

	As of December 31, 2024
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual Property	7-15 years	$16,841	$(15,522)	$1,319
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(16,986)	$3,376

The weighted average amortization period of our finite-lived intangible assets is approximately 9 years. Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $0.3 million, $0.5 million and $1.5 million, respectively. Amortization expense related to acquired intangibles is estimated at, $0.3 million for each of 2026, 2027 and 2028, and $39,000 for 2029.

IPR&D acquired in a business combination is capitalized at fair value until the underlying project is completed and is subject to impairment testing. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

(4) Investments

Cash Equivalents

Cash equivalents consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional Money Market Funds	$417	$417	$6,954	$6,954
Total	$417	$417	$6,954	$6,954

As a result of the short-term nature of our investments, there were minimal unrealized holding gains or losses for the years ended December 31, 2025, 2024 and 2023.

Of the investments listed above, all were classified as cash equivalents on our consolidated balance sheets as of December 31, 2025 and 2024.

Investment in MiNK Therapeutics, Inc.

In July 2025, our ownership percentage of MiNK dropped below 50% due to dilution resulting from MiNK selling shares to unrelated investors. While we maintain significant influence, this resulted in a loss of control. As a result, MiNK was deconsolidated in the quarter ended September 30, 2025. As we maintain a significant ownership percentage in MiNK (approximately 46% as of December 31, 2025) we have accounted for this investment under the equity method and have elected the fair value option.

We determined that the loss of control due to dilution does not constitute a strategic shift from our perspective and therefore the deconsolidation is not deemed to be a discontinued operation.

We recognized a $100.9 million gain on deconsolidation in our condensed consolidated statements of operations for the year ended December 31, 2025. This gain is the sum of (1) the fair value of our retained investment in MiNK (2) the carrying amount of the existing noncontrolling interest that was derecognized, and (3) the carrying amount of accumulated other comprehensive income attributable to MiNK, less the carrying amount of MiNK's net liabilities derecognized.

The fair value of our retained investment in MiNK as of the date of deconsolidation was $50.6 million. Fair value was calculated using readily determinable pricing available on a securities exchange.

We will continue to have involvement with MiNK after deconsolidation, including providing services under an Amended and Restated Intercompany Services Agreement, and MiNK has been deemed a related party. Following the deconsolidation, we recognized Related party balances on our Consolidated Balance Sheets.

Following deconsolidation we have accounted for our remaining investment in MiNK according to the equity method in accordance with ASC 323, as we have retained the ability to exercise significant influence but do not have control. In accordance with ASC 825, we have made the irrevocable election to measure our investment and all other eligible interests in MiNK, including the Related party note receivable (the "Note Receivable") (refer to Note 14), at fair value. All subsequent changes in fair value will be reported as part of Non-operating income (expense) in our Condensed Consolidated Statements of Operations.

The fair value of our equity investment in MiNK at December 31, 2025 was $24.3 million. The total carrying value of our investment in MiNK at December 31, 2025, including the fair value of the Note Receivable and the carrying value of the Due from related parties receivable, was approximately $44.9 million.

Our investment in MiNK is considered a significant investee as the carrying value of our total investment is greater than 20% of our total consolidated asset balance. The following tables present summarized balance sheet information as of December 31, 2025 and summarized results of operations for the period since the date of deconsolidation (in thousands):

December 31, 2025
Current assets	$13,848
Non-current assets	391
Current liabilities	13,031
Non-current liabilities	15,435

Year Ended
2025
Net loss	$(5,490)
Net loss attributable to Agenus	(2,525)

(5) Restricted Cash

As of December 31, 2025, 2024, and 2023 we maintained non-current restricted cash of $1.7 million, $3.6 million and $3.7 million, respectively. These amounts are included within “Other long-term assets” in our consolidated balance sheets and are comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that agrees to the total of the aforementioned amounts shown in our consolidated statements of cash flows as of December 31, 2025, 2024 and 2023, respectively (in thousands):

	2025	2024	2023
Cash and cash equivalents	$2,998	$40,437	$76,110
Restricted cash	1,712	3,634	3,669
Cash, cash equivalents and restricted cash	$4,710	$44,071	$79,779

(6) Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024	Estimated Depreciable Lives
Land	$10,056	$12,286	Indefinite
Building and building improvements	—	5,837	35 years
Furniture and fixtures	3,597	6,491	3 to 10 years
Laboratory, manufacturing and transportation equipment	16,819	63,012	4 to 15 years
Leasehold improvements	23,605	94,860	2 to 14 years
Software and computer equipment	8,805	9,370	3 years
Construction in progress	56	784
	62,938	192,640
Less accumulated depreciation and amortization	(47,468)	(72,553)
Total	$15,470	$120,087

(7) Income Taxes

The following table summarizes the income (loss) before the provision for income taxes by jurisdiction for the periods indicated (in thousands):

	2025	2024	2023
US	$6,620	$(233,763)	$(252,658)
Foreign	(9,703)	1,492	(4,779)
Total	$(3,083)	$(232,271)	$(257,437)

Current and deferred income tax in the U.S. and foreign jurisdiction was nil for the years ended December 31, 2025, 2024 and 2023.

Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands):

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
US federal statutory income tax rate	$(648)	21.0%	$(48,780)	21.0%	$(54,096)	21.0%
Domestic federal
Nontaxable and nondeductible items
Change in contingent consideration	(67)	2.2%	—	0.0%	—	0.0%
Fair value warrant and options	(81)	2.6%	(830)	0.4%	—	0.0%
Meals and entertainment	79	-2.6%	100	0.0%	127	0.0%
Loss on deconsolidation	1,063	-34.5%	—	0.0%	(1,555)	0.6%
Other	—	0.0%	256	-0.1%	—	0.0%
Equity based compensation	2,295	-74.4%	3,054	-1.3%	3,102	-1.2%
Limitation on executive compensation	30	-1.0%	—	0.0%	1,602	-0.6%
Cross-border tax laws	521	-16.9%	2,072	-0.9%	—	0.0%
Expiration of tax attributes	15,622	-506.7%	14,250	-6.1%	14,288	-5.6%
Other	98	-3.2%	568	-0.2%	875	-0.3%
Change in valuation allowance	(13,902)	450.9%	29,844	-13.0%	33,161	-12.9%
Domestic state and local income taxes, net of federal effect	(5)	0.2%	(4)	0.0%	—	0.0%
Foreign tax effects
United Kingdom
Loss on deconsolidation	(4,507)	146.2%	—	0.0%	—	0.0%
Statutory rate difference	901	-29.2%	(126)	0.1%	48	0.0%
Nontaxable and nondeductible items	(188)	6.1%	—	0.0%	—	0.0%
Tax credits	(136)	4.4%	(298)	0.1%	—	0.0%
Changes in valuation allowance	(726)	23.5%	(2,573)	1.1%	(57)	0.0%
Other	(76)	2.5%	3,656	-1.6%	(148)	0.1%
Belgium
Loss on deconsolidation	2,687	-87.1%	—	0.0%	—	0.0%
Change in valuation allowance	(2,687)	87.1%	—	0.0%	—	0.0%
Other	—	0.0%	382	-0.2%	—	0.0%
Switzerland
Change in valuation allowance	—	0.0%	—	0.0%	228	-0.1%
Loss on liquidation of subsidiary	—	0.0%	—	0.0%	5,052	-2.0%
Other	—	0.0%	—	0.0%	(272)	0.1%
Other foreign jurisdictions	(51)	1.7%	(1,355)	0.6%	(2,318)	0.9%
Worldwide changes in unrecognized tax benefits	(222)	7.2%	(216)	0.1%	(37)	0.0%
Total	$-	0.0%	$-	0.0%	$-	0.0%

For all periods presented, state and local income taxes in California and Massachusetts comprise the majority of the domestic state and local income taxes, net of federal effect category.

In each of the years presented there were no cash taxes paid or received.

As of December 31, 2025, we had available net operating loss carryforwards of $992.4 million and $532.5 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any, $546.5 million of these Federal and $1.9 million of these State net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire between 2026 and 2044. Our ability to use these net operating losses may be limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. In addition, we have $3.8 million and $1.2 million of Federal and state research and development credits, respectively, available to offset future taxable income. These Federal and state research and development credits expire between 2026 and 2034 and 2026 and 2030, respectively. Additionally, we have $24,000 of state investment tax credits, available to offset future taxable income that expire in 2026. We also have foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $715,000 in Ireland. Additionally, we have $2.9 million of net operating loss carryforwards, in Switzerland, which begin to expire in 2030. The potential impacts of these provisions are among the items considered and reflected in management’s assessment of our valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. Under the Tax Act the capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains, among other provisions, changes to the U.S. corporate income tax system, including allowing immediate expensing of U.S. qualifying research and development expenses and allowing taxpayers an election to accelerate the deduction for previously capitalized U.S. research and development costs. The favorable U.S. research and development expenditure provisions increase the net operating loss generated in 2025 but does not have a material impact on the Company’s deferred tax expense as a result of the valuation allowance maintained against the Company’s net deferred tax assets. The Company is electing to continue amortization of the domestic capitalized research and development expenses in 2025. We have included the impact of this provision, which results in capitalized research expense deferred tax assets of approximately $55.9 million and $87.0 million as of December 31, 2025 and 2024, respectively.

The tax effect of temporary differences and net operating loss and tax credit carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below (in thousands).

	2025	2024
Deferred tax assets:
U.S. Federal and State net operating loss carryforwards	$240,114	$216,158
Foreign net operating loss carryforwards	89	3,906
Research and development tax credits	5,129	7,153
Share-based compensation	6,820	4,675
Intangible Assets	16,046	19,279
Interest expense carryforward	3,456	15,369
Deferred Revenue	61,432	44,005
Lease Liability	2,557	13,246
Capitalized research expenditures	55,943	87,041
Other	15,062	5,920
Total deferred tax assets	406,648	416,752
Less: valuation allowance	(395,256)	(401,491)
Net deferred tax assets	11,392	15,261
Foreign intangible assets	(470)	(441)
Right of use asset	(1,768)	(5,875)
Depreciable assets	(9,119)	(8,919)
Other	(147)	(138)
Deferred tax liabilities	(11,504)	(15,373)
Net deferred tax liability	$(112)	$(112)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon our history of not generating taxable income due to our business activities focused on product development, we believe that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for deferred tax assets which will not be offset by the reversal of deferred tax liabilities. The valuation allowance on the deferred tax assets decreased by $6.2 million and increased by $25.0 million during the years ended December 31, 2025 and 2024, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Balance, January 1	$3,230	$3,433	$3,291
Increase (decrease) related to current year positions	—	(51)	(6)
Increase (decrease) related to previously recognized positions	(447)	(152)	148
Balance, December 31	$2,783	$3,230	$3,433

We are subject to taxation in the U.S. and in various state, local, and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2022 through 2025. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2021 and prior. However, net operating losses from the tax year 2021 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our policy is to recognize income tax related penalties and interest, if any, in our provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

These unrecognized tax benefits would all impact the effective tax rate if recognized.

(8) Accrued and Other Current Liabilities

Accrued liabilities consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Payroll	$9,026	$10,872
Professional fees	4,544	4,695
Contract manufacturing costs	3,399	2,915
Research services	8,148	9,720
Other	9,106	6,759
Total	$34,223	$34,961

Other current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Finance lease liabilities	$102	$4,702
Other	427	3,115
Total	$529	$7,817

(9) Equity

Effective August 5, 2022, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 400,000,000 to 800,000,000.

Under the terms and conditions of the Certificate of Designation creating the Series A-1 Preferred Stock, this stock is convertible by the holder at any time into our common stock, is non-voting, has an initial conversion price of $1,897.20 per common share, subject to adjustment, and is redeemable by us at its face amount ($31.6 million), plus any accrued and unpaid dividends. The Certificate of Designation does not contemplate a sinking fund. The Series A-1 Preferred Stock ranks senior to our common stock. In a liquidation, dissolution, or winding up of the Company, the Series A-1 Preferred Stock’s liquidation preference must be fully satisfied before any distribution could be made to the holders of the common stock. Other than in such a liquidation, no terms of the Series A-1 Preferred Stock affect our ability to declare or pay dividends on our common stock as long as the Series A-1 Preferred Stock’s dividends are accruing. The liquidation value of this Series A-1 Preferred stock is equal to $1,000 per share outstanding plus any accrued unpaid dividends. Dividends in arrears with respect to the Series A-1 Preferred Stock were approximately $2.7 million or $85.30 per share, and $2.5 million or $78.46 per share, at December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025, 2024 and 2023 we received net proceeds of approximately $36.1 million, $33.0 million and $133.2 million from the sale of approximately 9.7 million shares, 3.6 million shares and 4.2 million shares, respectively, of our common stock at an average price per share of approximately $3.84, $9.37 and $32.60, respectively, in at-the-market offerings under the Sales Agreement.

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

In connection with the Ligand Purchase Agreement described in Note 18, on May 6, 2024, we issued to Ligand a warrant to purchase 867,052 shares of our common stock, at an exercise price equal to $17.30 per share. The exercise price of the Ligand Warrant and the number of shares issuable upon exercise of the Ligand Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Ligand Warrant is exercisable until May 6, 2029.

On January 10, 2025, we entered into a Payment Agreement with the Medpace, Inc. ("Medpace"), pursuant to which we agreed with Medpace to certain matters related to payments due to Medpace by us under a master services agreement with Medpace dated June 8, 2022. In connection with the agreements set forth in the Payment Agreement, we issued to Medpace in a private issuance 1,318,084 shares of our common stock (the "Medpace Shares"). The Medpace Shares were issued to and were held by Medpace as a deposit and to provide security for our payment obligations to the Medpace under the Payment Agreement.

In connection with a modification of the payment terms as provided for in the Payment Agreement, on December 29, 2025, we entered into a forbearance agreement with Medpace pursuant to which we agreed, among other things, to register for resale the Medpace shares. In addition, Medpace agreed to, under certain circumstances if applicable (including the payment in cash by us of amounts due under the Payment Agreement), return some or all of the Medpace Shares to us. As of and for the year ended December 31, 2025, we deemed these shares to be contingently returnable and as such, the Medpace shares were not deemed outstanding at any time during the year.

In connection with the closing of the Zydus Ageements in January 2026, we fully settled our obligation to Medpace in cash. As such, Medpace returned the 1,318,084 shares to us. No shares were sold by Medpace.

(10) Non-controlling Interest

Non-controlling interest recorded in our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	2025	2024	2023
MiNK Therapeutics, Inc.	—	45%	37%
SaponiQx, Inc.	30%	30%	30%

Changes in non-controlling interest for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Beginning balance	$19,956	$11,949	$6,376

Net loss attributable to non-controlling interest	(3,198)	(5,059)	(11,676)

Other items:
Deconsolidation of a subsidiary	(25,037)	—	—
Sale of subsidiary shares in private placement	—	10,234	—
Issuance of subsidiary shares for services	22	—	—
Distribution of subsidiary shares to Agenus stockholders	—	—	14,888
Purchase of subsidiary shares	—	—	(2,546)
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	1	20	71
Issuance of subsidiary shares for employee bonus	—	—	1,011
Subsidiary share-based compensation	1,506	2,812	3,825
Total other items	(23,508)	13,066	17,249

Ending balance	$(6,750)	$19,956	$11,949

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

(11) Share-based Compensation Plans

On April 10, 2019, our Board of Directors adopted, and on June 19, 2019, our stockholders approved, our 2019 Equity Incentive Plan (the “2019 EIP”). On June 17, 2025, June 11, 2024, June 8, 2022 and June 15, 2021, our stockholders approved amendments to the 2019 EIP, increasing the number of shares available for issuance. The 2019 EIP provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, phantom stock awards, and restricted stock units, which we refer to collectively as Awards, for up to 13.5 million shares of our common stock (subject to adjustment in the event of stock splits and other similar events).

The Board of Directors appointed the Compensation Committee to administer the 2019 EIP. No awards will be granted under the 2019 EIP after June 19, 2029.

In the second quarter of 2019, our Board of Directors adopted, and on June 16, 2020, our stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) to provide eligible employees the opportunity to acquire our common stock in a program designed to comply with Section 423 of the Code. On June 17, 2025, June 12, 2023 and June 15, 2021, our stockholders approved amendments to the 2019 ESPP, increasing the number of shares available for issuance. There are 0.15 million shares reserved for issuance under the 2019 ESPP.

Our Directors’ Deferred Compensation Plan, as amended, permits each outside director to defer all, or a portion of, their cash compensation until their service as a director ends or until a specified date into a cash account or a stock account. On June 17, 2025, June 11, 2024 and June 8, 2022, our stockholders approved amendments to this plan, increasing the number of shares available for issuance. There are 88,750 shares of our common stock reserved for issuance under this plan. As of December 31, 2025, 16,363 shares had been issued. Amounts deferred to a cash account will earn interest at the rate paid on one-year Treasury bills with interest added to the account annually. Amounts deferred to a stock account will be converted on a quarterly basis into a number of units representing shares of our common stock equal to the amount of compensation which the participant has elected to defer to the stock account divided by the applicable price for our common stock. The applicable price for our common stock has been defined as the average of the closing price of our common stock for all trading days during the calendar quarter preceding the conversion date as reported by The Nasdaq Capital Market. Pursuant to this plan, a total of 73,459 units, each representing a share of our common stock at a weighted average common stock price of $41.05, had been credited to participants’ stock accounts as of December 31, 2025. The compensation charges for this plan were immaterial for all periods presented.

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

The fair value of each option granted during the periods was estimated on the date of grant using the following weighted average assumptions:

	2025	2024	2023
Expected volatility	89%	86%	72%
Expected term in years	7	6	6
Risk-free interest rate	3.7%	3.8%	3.3%
Dividend yield	0%	0%	0%

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

A summary of option activity for 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,242,916	$28.76
Granted	628,818	3.25
Exercised	(17,000)	2.77
Forfeited	(271,059)	11.26
Expired	(544,188)	40.83
Outstanding at December 31, 2025	5,039,487	25.20	7.00	$753,143
Vested or expected to vest at December 31, 2025	5,039,487	25.20	7.00	$753,143
Exercisable at December 31, 2025	4,531,815	$26.39	6.89	$730,630

The weighted average grant-date fair values of options granted during the years ended December 31, 2025, 2024, and 2023, was $3.03, $10.75, and $28.20, respectively.

The aggregate intrinsic value in the table above represents the difference between our closing stock price on the last trading day of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2025 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023, determined on the dates of exercise, was $27,000, $64,000, and $13,000, respectively.

During 2025, 2024, and 2023, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date other than certain awards dated June 18, 2025, January 17, 2024 and January 16, 2024. In May 2025, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an amendment to our 2019 EIP. This approval was obtained in June 2025. Accordingly, these awards have a grant date of June 2025, with an exercise price as of the date the Board of Director's approved the awards in May 2025. In January 2024, our Board of Directors approved certain awards subject to forfeiture in the event stockholder approval was not obtained for an amendment to our 2019 EIP. This approval was obtained in June 2024. Accordingly, these awards have a grant date of June 2024, with an exercise price as of the date the Board of Director's approved the awards in January 2024.

As of December 31, 2025, there was $2.7 million of unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 1.3 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for 2025 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	42,222	$17.30
Granted	1,922,295	4.23
Vested	(1,859,807)	4.29
Forfeited	(85,635)	6.88
Outstanding at December 31, 2025	19,075	$14.91

As of December 31, 2025, there was $0.1 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a weighted average period of 0.9 years. The total intrinsic value of shares vested during the years ended December 31, 2025, 2024, and 2023, was $7.8 million, $0.2 million, and $11.5 million, respectively.

Cash received from option exercises and purchases under our 2019 ESPP for the years ended December 31, 2025, 2024, and 2023, was $0.2 million, $0.6 million, and $0.8 million, respectively.

We issue new shares upon option exercises, purchases under our 2019 ESPP, vesting of non-vested stock and under the Directors’ Deferred Compensation Plan. During the years ended December 31, 2025, 2024, and 2023, 17,000 shares, 16,668 shares, and 2,337 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2025, 2024, and 2023, 48,171 shares, 30,637 shares, and 22,469 shares, were issued under the 2019 ESPP, respectively. During the years ended December 31, 2025, 2024, and 2023, 506,878 shares, 17,002 shares, and 4,804 shares, respectively, were issued as a result of the vesting of non-vested stock. Additionally, during the years ended December 31, 2025 and 2023, 1,352,929 shares and 232,190 shares, respectively, were issued as payment for certain employee bonuses, with 466,175 and 83,438, respectively, of those shares being withheld to cover taxes, resulting in a net share issuance of 886,754 and 148,752.

The impact on our results of operations from share-based compensation for the years ended December 31, 2025, 2024, and 2023, was as follows (in thousands).

	Year Ended
	2025	2024	2023
Research and development	$2,951	$11,998	$6,237
General and administrative	8,945	15,329	16,114
Total share-based compensation expense	$11,896	$27,327	$22,351

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

We have entered into certain clinical collaboration arrangements with third-party biopharmaceutical companies to evaluate the safety and efficacy of combination therapies involving Agenus product candidates. Under these arrangements, we typically contribute clinical-stage product, scientific expertise, and access to certain intellectual property necessary to conduct the studies, while the collaboration partner generally serves as sponsor and is responsible for conducting and funding the clinical trial activities. Each party retains ownership of its respective pre-existing intellectual property, and intellectual property arising directly from the combined research efforts is generally shared between the parties in accordance with the collaboration agreement. The parties independently bear their own development and commercialization costs and may separately pursue commercialization of products derived from the collaboration, subject to the agreed intellectual property rights. For the years ended December 31, 2025, 2024 and 2023 expenses related to these agreements were not material.

We have entered into various cancelable agreements with contract manufacturers, institutions, and clinical research organizations (collectively "third party providers") to perform pre-clinical activities and to conduct and monitor our clinical studies. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $687.0 million over the term of the studies. For the years ended December 31, 2025, 2024, and 2023, $11.5 million, $64.2 million, and $94.5 million, respectively, have been expensed in the accompanying consolidated statements of operations related to these third-party providers. Through December 31, 2025, we have expensed $628.0 million as research and development expenses and $574.6 million of this amount has been paid. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider.

(13) Revenue from Contracts with Customers

Pre-commercial Product Revenue

During the year ended December 31, 2025, we began recognizing pre-commercial product revenue for BOT+BAL provided to patients through regulatory-authorized early access pathways under both France’s Authorisation d’Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs"), where permitted.

Revenue is recognized as the gross amount invoiced to the customer net of reserves for estimated variable consideration (for AAC patients), consisting of government rebates and taxes, when the customer (hospital/physician) obtains control of the product at delivery. The estimated variable consideration is fully constrained until the calculations are finalized with the applicable government authority annually.

For the year ended December 31, 2025, we recognized approximately $4.2 million in revenue under these programs.

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

For the years ended December 31, 2025 and 2024, no revenue was recognized. For the year ended December 31, 2023, we recognized $25.0 million in research and development revenue related to the achievement of a milestone.

Betta License Agreement

In June 2020, we entered into a license and collaboration agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), pursuant to which we granted Betta an exclusive license to develop, manufacture and commercialize balstilimab and zalifrelimab in Greater China. Under the terms of the Betta License Agreement, we received $15.0 million upfront in July 2020 and were eligible to receive up to $100.0 million in milestone payments plus royalties on any future sales in Greater China. In 2025, we notified Betta of the termination of the Betta License Agreement.

For the years ended December 31, 2025, 2024, and 2023 no revenue was recognized.

UroGen License Agreement

In November 2019, we entered into a License Agreement with UroGen Pharma Ltd. (the “UroGen License Agreement”) in which we granted a license of AGEN1884 for use with UroGen's sustained release technology for intravesical delivery in patients with urinary tract cancers. Pursuant to the terms of the UroGen License Agreement, we received an upfront cash payment from UroGen of $10.0 million. We were eligible to receive up to $200.0 million in potential development, regulatory and commercial milestones, as well as 14-20% royalties on net sales of the products containing AGEN1884. In November 2025, Urogen notified us they were terminating the license agreement in accordance with the terms of the agreement.

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

For the year ended December 31, 2025, no revenue was recognized. For the years ended December 31, 2024 and 2023, we recognized approximately $0.3 million and $0.1 million, respectively, of research and development revenue related to the UroGen License Agreement.

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

Research and Development Revenue

For the years ended December 31, 2025 and 2024, no revenue was recognized. For the year ended December 31, 2023, we recognized research and development revenue of $12.2 million based on the partial satisfaction of the over time performance obligations as of period end.

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

In October 2022, Incyte notified us of their intent to terminate the OX40 program, effective October 2023. Upon termination, the rights to the OX40 program reverted back to us. In May 2023, Incyte notified us of their intent to terminate both the GITR program and the undisclosed program, effective May 2024. Upon termination, the rights to the GITR program and the undisclosed program reverted back to us. In July 2024, Incyte announced that it would discontinue further development of the LAG-3 program and TIM-3 program and in February 2025, Incyte notified us of their intent to terminate the entire Collaboration Agreement, effective February 2026. Upon termination, the rights to all remaining programs reverted back to us.

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

Research and Development Revenue

For the years ended December 31, 2025 and 2024, no revenue was recognized. For the year ended December 31, 2023, we recognized approximately $1.4 million of research and development revenue for research and development services provided.

GSK License and Amended GSK Supply Agreements

In July 2006, we entered into a license agreement and a supply agreement with GSK for the use of QS-21 STIMULON (the “GSK License Agreement” and the “GSK Supply Agreement,” respectively). In January 2009, we entered into an Amended and Restated Manufacturing Technology Transfer and Supply Agreement (the “Amended GSK Supply Agreement”) under which GSK has the right to manufacture all of its requirements of commercial grade QS-21 STIMULON. GSK is obligated to supply us (or our affiliates, licensees, or customers) certain quantities of commercial grade QS-21 STIMULON for a stated period of time. Under these agreements, GSK paid an upfront license fee of $3.0 million and agreed to pay aggregate milestones of $5.0 million. In July 2007, the Amended GSK Supply Agreement was further amended, and we were paid an additional fixed fee of $7.3 million. In March 2012 we entered into a First Right to Negotiate and Amendment Agreement amending the GSK License Agreement and the Amended GSK Supply Agreement to clarify and include additional rights for the use of our QS-21 STIMULON (the “GSK First Right to Negotiate Agreement”). In addition, we granted GSK the first right to negotiate for the purchase of the Company or certain of our assets, which such rights expired in March 2017. As consideration for entering into the GSK First Right to Negotiate Agreement, GSK paid us an upfront, non-refundable payment of $9.0 million, $2.5 million of which is creditable toward future royalty payments. As of December 31, 2017, we had received all of the potential $24.3 million in upfront and milestone payments related to the GSK Agreements. We were also generally entitled to receive 2% royalties on net sales of prophylactic vaccines for a period of 10 years after the first commercial sale of a resulting GSK product. We sold these royalty rights to HCR in January 2018 pursuant to the HCR Royalty Purchase Agreement but continue to recognize revenue under the GSK Agreements because the sale to HCR was accounted for as a borrowing arrangement (See Note 18).

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

For the years ended December 31, 2025, 2024 and 2023, we recognized $108.6 million, $101.0 million and $114.6 million, respectively, of non-cash royalty revenue.

Disaggregation of Revenue

The following table presents revenue (in thousands) for years ended December 31, 2025, 2024 and 2023, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Year Ended December 31, 2025
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$4,238	$—	$4,238
Clinical product revenue	334	—	334
Other services	—	1,036	1,036
Non-cash royalties	108,588	—	108,588
	$113,160	$1,036	$114,196

	Year Ended December 31, 2024
Revenue Type
Clinical product revenue	$482	$—	$482
Other services	—	2,003	2,003
Non-cash royalties	100,978	—	100,978
	$101,460	$2,003	$103,463

	Year Ended December 31, 2023
Revenue Type
License fees and milestones	$25,000	$—	$25,000
Clinical product revenue	116	—	116
Research and development services	1,435	—	1,435
Other services	—	2,978	2,978
Recognition of deferred research and development revenue	12,213	—	12,213
Non-cash royalties	114,572	—	114,572
	$153,336	$2,978	$156,314

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Year ended December 31, 2025	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,174	$45	$(76)	$1,143

In the year ended December 31, 2025, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

Allocation of Agenus services, net of approximately $0.4 million for the year ended December 31, 2025 are included as a contra-expense in “Operating expenses” in our Consolidated Statement of Operations and “Due from related parties,” of $15.4 million as of December 31, 2025, in our Consolidated Balance Sheets. We have agreed to not require repayment of this balance for the foreseeable future.

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

As of December 31, 2025, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of approximately $179,000 and a market interest rate of 15.0%. In January 2026, the Note was repaid in full.

During the years ended December 31, 2025, 2024 and 2023, our Audit and Finance Committee approved the performance of research and development manufacturing services totaling $20,000, $97,000 and $150,000, respectively, for Protagenic Therapeutics, Inc (“Protagenic”). We are reimbursed for these services on an actual time and materials basis. Dr. Garo H. Armen, our CEO, is Executive Chairman of and has a greater than 10% equity interest in Protagenic.

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

In June 2024, Dr. Jennifer Buell was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the years ended December 31, 2025 and 2024, we expensed Wolf Greenfield fees totaling approximately $169,000 and $200,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

(15) Assets Held for Sale

On June 3, 2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Zydus, a wholly owned subsidiary of Zydus Lifesciences Limited, for the sale to Zydus of substantially all of the assets comprising our manufacturing operations, including both owned and leased assets (the “Purchased Assets”).

As consideration for the sale of the Purchased Assets, Zydus will pay us $75.0 million at closing (less costs related to closing). The Purchase Agreement also includes potential payments of up to an additional $50.0 million that may be earned based on usage by Agenus of Zydus’ manufacturing business during the 36-month period following the closing.

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

The Purchase Agreement contains customary representations, warranties and agreements by us and Zydus, indemnification obligations of the parties and certain other obligations of the parties. Closing of the transaction is subject to customary conditions, including receipt of all required government approvals, as well as the entry into a contract manufacturing agreement (under which we will use Zydus for agreed manufacturing needs), and the consummation of the transactions contemplated by the SPA and the License Agreement. The Zydus Agreements closed on January 15, 2026.

During the year ended December 31, 2025, we reached an agreement with the lessor of a substantial portion of leased manufacturing equipment included in the Purchased Assets to obtain title to these assets before the closing of the Purchase Agreement.

The Company determined that the Purchased Assets met the held for sale criteria at December 31, 2025, but did not meet the criteria to be deemed a business nor the criteria to be classified as a discontinued operation. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of our Condensed Consolidated Balance Sheets.

We determined that the fair value of the Purchased Assets, less costs to sell, were greater than their carrying value and, as such, no loss on assets held for sale was recorded for the year ended December 31, 2025.

The following table summarizes the assets and liabilities held for sale at December 31, 2025 (in thousands):

December 31, 2025
Assets:
Property, plant and equipment, net of accumulated depreciation of $29,952	$93,288
Operating lease right-of-use assets	18,126
Finance lease right-of-use assets	10,140
Total assets held for sale	$121,554

Liabilities:
Current portion, finance lease liabilities	$7,300
Current portion, operating lease liabilities	1,405
Operating lease liabilities, net of current portion	42,033
Total liabilities held for sale	$50,738

(16) Leases

The majority of our operating lease agreements are for the office, research and development and manufacturing space we use to conduct our operations.

We lease space in Lexington, Massachusetts for our manufacturing, research and development, and corporate offices, office space in New York, New York for use as corporate offices and a facility in Emeryville, California for the development of a cGMP manufacturing facility (classified as held for sale as of December 31, 2025). These agreements expire at various times between 2026 and 2036, with options to extend certain of the leases.

We also have finance lease agreements for research and manufacturing equipment that expire at various times between 2026 and 2027.

The components of lease cost recorded in our consolidated statement of operations were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$7,506	$8,695	$10,000
Finance lease cost	3,032	5,104	5,024
Variable lease cost	2,777	3,467	3,375
Net lease cost	$13,315	$17,266	$18,399

Finance lease cost for the years ended December 31, 2025, 2024 and 2023, includes $2.9 million, $3.8 million and $2.8 million, respectively, related to amortization of the right-of-use assets and $0.2 million, $1.2 million and $2.2 million, respectively, related to interest on the lease liabilities. Variable lease cost for the years ended December 31, 2025, 2024 and 2023, primarily related to common area maintenance, taxes, utilities and insurance associated with our operating leases. Short-term lease cost for the years ended December 31, 2025, 2024 and 2023 was immaterial.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 was approximately $2.0 million, $2.4 million and $2.8 million, respectively. Cash paid for amounts included in the measurement of finance lease liabilities for the years ended December 31, 2025, 2024 and 2023 was approximately $7.7 million, $10.5 million and $8.9 million, respectively.

The following table presents supplemental balance sheet information related to our leases as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025	As of December 31, 2024
Operating Leases
Operating lease right-of-use assets	$7,744	$27,308
Total operating lease right-of-use assets	7,744	27,308

Current portion, operating lease liabilities	1,034	2,446
Operating lease liabilities, net of current portion	10,108	54,551
Total operating lease liabilities	11,142	56,997

Finance Leases
Property, plant and equipment, net	202	31,686
Total finance lease right-of-use assets	202	31,686

Other current liabilities	102	4,702
Other long-term liabilities	17	115
Total finance lease liabilities	$119	$4,817

During the years ended December 31, 2025 and 2024, we recognized operating lease right-of-use asset impairment losses of approximately $0.2 million and $0.9 million, respectively, resulting from the abandonment of operating facility leases. These impairment losses are recorded in "other expense" in our consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2024, we recognized a $5.3 million gain on the termination of two operating facility leases. This gain was recorded in "other expense" in our consolidated statements of operations and comprehensive income (loss).

Maturities of our lease liabilities as of December 31, 2025 were as follows (in thousands):

Year	Operating Leases	Finance leases	Total future lease commitments
2026	$2,396	$110	$2,506
2027	2,415	17	2,432
2028	2,482	—	2,482
2029	2,415	—	2,415
2030	2,090	—	2,090
Thereafter	5,100	—	5,100
Total	$16,898	$127	$17,025
Less imputed interest	(5,756)	(8)
Present value of lease liabilities	$11,142	$119

The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	December 31, 2025
	Operating	Finance
Weighted average remaining lease term (in years)	6.9	1.1
Weighted average discount rate	12.7%	11.9%

(17) Debt

Debt obligations consisted of the following as of December 31, 2025 and 2024 (in thousands):

Debt instrument	Balance at December 31, 2025	Unamortized Debt Discount	Net balance at December 31, 2025
Current Portion:
2015 Subordinated Notes	$10,500	$(147)	$10,353
Zydus Promissory Note	10,000	—	10,000
Debentures	146	—	146
Promissory Note	24,750	(698)	24,052
Other	104	—	104
Total	$45,500	$(845)	$44,655

Debt instrument	Balance at December 31, 2024	Unamortized Debt Discount	Net balance at December 31, 2024
Current Portion:
2015 Subordinated Notes	$2,471	$—	$2,471
Debentures	146	—	146
Other	81	—	81
Long-term Portion:
2015 Subordinated Notes	10,500	—	10,500
Promissory Note	22,000	(2,027)	19,973
Total	$35,198	$(2,027)	$33,171

As of December 31, 2025, and 2024, the principal amount of our outstanding debt balance was $45.5 million and $35.2 million, respectively.

Zydus Promissory Note

On October 8, 2025, we entered into a Promissory Note Agreement (the “Zydus Note”) with Zydus, for $10.0 million (the “Principal Amount”). The Zydus Note bears interest at 3.81% per annum and matures upon the closing of the Purchase Agreement and SPA (together, the “APA/SPA”), or, if such closings will not occur, within 10 days after notification that the APA/SPA closings will not be consummated. The Zydus Note contains terms and conditions, including representations and warranties, governing its issuance.

Proceeds from the Zydus Note (i) funded the operational expenses of the Emeryville and Berkeley facilities for the fourth quarter of 2025 (which amount, pursuant to the Zydus Note, will be forgiven and not repaid if the APA/SPA close) and (ii) made certain payments owed in respect of assets subject to the Purchase Agreement between the parties.

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

In connection with the closing of the APA/SPA on January 15, 2026, $7.0 million of the Zydus Note was forgiven and $3.0 million was repaid.

Promissory Note

On November 26, 2024, we, through a subsidiary, entered into a promissory note (the “Note”) with Ocean 1181 LLC (the “Lender”) for a loan in an aggregate principal amount of $22.0 million (the “Loan”). The Loan has a two-year term and is principally secured by our manufacturing facility in Berkeley, CA and parcels of land located in Vacaville, CA (collectively, the “Mortgaged Properties”). In connection with the close of the Zydus APA/SPA in January 2026, the Loan was modified to release the lien on our former manufacturing facility in Berkeley, CA.

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

This Amendment was accounted for as a debt modification. As part of the Amendment, we recorded a debt discount of approximately $0.4 million, representing the fair value of the new and modified warrants. This amount is presented net of the liability in our condensed consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Subordinated Notes.

In connection with the closing of the Zydus APA/SPA in January 2026, approximately $5.4 million of the 2015 Subordinated Notes were repaid and the lien on our former manufacturing facility in Berkeley, CA was released.

(18) Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the year ended December 31, 2025 and for the period from the inception of the royalty transactions to December 31, 2025 (in thousands):

	Year Ended December 31, 2025	Period from inception to December 31, 2025
Liability related to sale of future royalties and milestones - beginning balance	$337,539	$—
Proceeds from sale of future royalties and milestones	—	268,879
Non-cash royalty and milestone revenue	(108,588)	(509,056)
Non-cash interest expense recognized	51,074	520,202
Liability related to sale of future royalties and milestones - ending balance	280,025	280,025
Less: unamortized transaction costs	(1,042)	(1,042)
Liability related to sale of future royalties and milestones, net	$278,983	$278,983

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

In the years ended December 31, 2025, 2024 and 2023, we recognized $108.6 million, $101.0 million and $114.6 million, respectively, of non-cash royalty revenue and we recorded $33.2 million, $106.7 million and $100.3 million, respectively, of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these royalty amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. Since the inception of the HCR Royalty Purchase Agreement our estimate of the effective annual interest rate over the life of the agreement decreased to 20.4%, which results in a retrospective interest rate of 24.1%.

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

XOMA

On September 20, 2018, we, through our wholly-owned subsidiary, Agenus Royalty Fund, LLC, entered into a Royalty Purchase Agreement (the “XOMA Royalty Purchase Agreement”) with XOMA (US) LLC (“XOMA US”). Pursuant to the terms of the XOMA Royalty Purchase Agreement, XOMA US paid us $15.0 million at closing in exchange for the right to receive 33% of the future royalties and 10% of the future milestones that we were then entitled to receive from Incyte and Merck Sharp & Dohme (“Merck”) under our agreements with each party (see Note 13), net of certain of our obligations to a third party and excluding the $5.0 million milestone from Incyte that we recognized in the quarter ended September 30, 2018. We retained 90% of the future milestones and 67% of the future royalties under our agreements with Incyte and Merck. Although we sold our rights to receive 33% of future royalties and 10% of future milestones, as a result of our significant continued involvement in the generation of the potential royalties and milestones, we are required to account for the full amount of these royalties and milestones as revenue when earned, and we recorded the $15.0 million in proceeds from this transaction as a liability on our consolidated balance sheet. Under the terms of the XOMA Royalty Purchase Agreement, should the percentage of milestones and royalties ultimately received by XOMA US fail to repay the amount received by us at closing we would have no further obligation to XOMA US. No royalty or milestone revenue was recognized under this agreement in the years ended December 31, 2025, 2024 or 2023.

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

The Purchaser Upsize Option is considered a freestanding financial instrument as it is separately exercisable and can be legally transferred from the Ligand Purchase Agreement. As such, it is accounted for as a written option which is accounted for as a liability at fair value and remeasured at each balance sheet date with changes in fair value recorded in earnings. The fair value of the Purchaser Upsize Option at December 31, 2025 was nil as it expired unexercised. The fair value of the Purchaser Upsize Option at December 31, 2024 was $69,200.

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

During the years ended December 31, 2025 and 2024, we recorded $17.9 million and $10.6 million of non-cash interest expense related to the Ligand Purchase Agreement, respectively.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of December 31, 2025, our estimate of the effective annual interest rate over the life of the Ligand Purchase Agreement decreased to 21.0%, which results in a life of contract interest rate of 21.4%.

(19) Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note 4)	$417	$417	$—	$—
Related party note receivable	5,179	—	5,179	—
Investment in MiNK Therapeutics, Inc.	24,277	24,277	—	—
Long-term investments	1,303	1,303	—	—
Total	$31,176	$25,997	$5,179	$—

Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note 4)	$6,954	$6,954	$—	$—
Long-term investments	1,006	1,006	—	—
Total	$7,960	$7,960	$—	$—
Liabilities:
Purchaser Upsize Option (Note 17)	$69	$—	$—	$69
Contingent purchase price consideration	318	—	—	318
Total	$387	$—	$—	$387

We measure the Related party note receivable at fair value. The fair value of the Note Receivable at December 31, 2025 was approximately $5.2 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note Receivable and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of December 31, 2025, the Note Receivable had a principal balance of $5.0 million.

Our long-term equity investment in MiNK is measured at fair value and is calculated using readily determinable pricing available on a securities exchange and is classified as a Level 1 asset.

Other Long-term investments are included in "Other long-term assets" in our consolidated balance sheets.

There were no changes in the valuation techniques during the period and there were no transfers into or out of Levels 1 and 2.

We measured our contingent purchase price consideration at fair value. Our remaining contingent purchase price consideration expired in the year ended December 31, 2025. The fair values of our contingent purchase price consideration of $0.3 million as of December 31, 2024, included in "Other long-term liabilities" in our consolidated balance sheets, were based on significant inputs not observable in the market, which required them to be reported as Level 3 liabilities within the fair value hierarchy. The valuation of these liabilities used assumptions we believed would be made by a market participant and were mainly based on estimates from a Monte Carlo simulation of our share price, as well as other factors impacting the probability of triggering the milestone payments. Share price was evolved using a geometric Brownian motion, calculated daily for the life of the contingent purchase price consideration.

The fair value of our outstanding debt balance at December 31, 2025 and 2024 was $45.7 million and $36.3 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology which was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at December 31, 2025 and 2024 was $45.5 million and $35.2 million, respectively.

(20) Contingencies

In September 2024, a putative securities class action lawsuit captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, was filed in the U.S. District Court for the District of Massachusetts (the “Court”) against the Company and certain of its executives and directors. The Court appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act, and the lead plaintiff filed an amended complaint on February 7, 2025. The amended complaint alleges that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff seeks to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023, and July 17, 2024, and seeks damages and interest, and an award of costs, including attorneys’ fees. On April 8, 2025, the Company moved to dismiss the securities class action. On June 6, 2025 plaintiff filed an opposition to the motion to dismiss, and on July 7, 2025, the Company filed its reply brief. Oral argument on the motion to dismiss was held on March 3, 2026. As of the date of this filing, the Company’s motion to dismiss is pending before the court. We are unable to estimate a range of loss, if any, that could result were there to be an adverse decision in this action.

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

(21) Benefit Plans

We sponsor a defined contribution 401(k) Savings Plan in the US and a defined contribution Group Personal Pension Plan in the UK (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. During the years ended December 31, 2025, 2024, and 2023 we made discretionary contributions to the Plans of $0.7 million, $1.3 million, and $1.3 million, respectively. For the years ended December 31, 2025, 2024, and 2023, we expensed $0.7 million, $1.3 million, and $1.3 million, respectively, related to the discretionary contribution to the Plans.

(22) Segment and Geographic Information

Segments

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

Our Chief Executive Officer (“CEO”) serves as our Chief Operating Decision Maker (“CODM”) and is responsible for reviewing company performance and making decisions regarding resource allocation. Our CODM evaluates company performance based on net loss, as included in the Consolidated Statements of Operations and Comprehensive Income (Loss), ensuring resource allocation decisions support company goals. The measure of segment assets is total assets, as included in the Consolidated Balance Sheets. Refer to the consolidated financial statements for other financial information regarding our single reportable segment.

The following table presents selected financial information related to our single reportable segment for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$114,196	$103,463	$156,314

Operating expenses:
External expenses	(70,213)	(133,683)	(202,205)
Payroll related expenses	(39,664)	(61,814)	(75,955)
Other operating expenses	(24,488)	(28,441)	(37,703)
Operating loss	(20,169)	(120,475)	(159,549)

Other income (expense):
Interest expense	(55,618)	(120,421)	(103,859)
Interest income	345	2,795	5,934
Other income	72,359	5,830	37
Net loss	$(3,083)	$(232,271)	$(257,437)

In the table above, “Other operating expenses” includes items such as depreciation and amortization expense, stock-based compensation expense, fair value adjustments and expenses related to certain foreign subsidiaries.

Geographic Information

The following is geographical information regarding our revenues for the years ended December 31, 2025, 2024 and 2023 and our long-lived assets as of December 31, 2025 and 2024 (in thousands):

	2025	2024	2023
Revenue:
United States	$113,160	$101,460	$153,336
Rest of world	1,036	2,003	2,978
	$114,196	$103,463	$156,314

In the table above, revenue by geographic region is allocated based on the domicile of our respective business operations.

	2025	2024
Long-lived Assets:
United States	$17,602	$122,887
Rest of world	1,175	3,034
Total	$18,777	$125,921

In the table above, long-lived assets include “Property, plant and equipment, net” and “Other long-term assets” from the consolidated balance sheets, by the geographic location where the asset resides.

(23) Subsequent Events

At the Market Offerings

During the period of January 1, 2026 through March 12, 2026, we received net proceeds of approximately $0.8 million under the Sales Agreement.

Receipt of Related Party Note Receivable from MiNK

In January 2026, in accordance with the terms of the note agreement, MiNK paid us approximately $5.2 million, representing the full principal and accrued interest balance.

Zydus Closing

On January 15, 2026, the Zydus Purchase Agreement and SPA closed and we received consideration of $91.0 million, less certain reimbursable expenses, other required closing payments, including transaction expenses of approximately $5.8 million, and $7.5 million that is to be held in twelve-month escrow. At closing the Purchased Assets and related liabilities, including without limitation real estate, equipment and certain assumed contracts transferred to Zydus.

In connection with the closing under the Purchase Agreement and SPA, the License Agreement also became effective.

Liabilities Settled in Connection with the Zydus Closing

In connection with the closing of the Zydus agreements we:

•
Repaid $3.0 million of the Zydus Promissory Note and the remaining $7.0 million was forgiven;
•
paid approximately $8.3 million to the lessor of a substantial portion of leased manufacturing equipment included in the Purchased Assets, settling all obligations;
•
repaid approximately $5.4 million of the 2015 Subordinated Notes; and
•
fully settled our obligation to Medpace. Subsequently, Medpace returned all of the contingently returnable shares to us as our obligations to Medpace were fully satisfied. No shares were sold by Medpace.

Ligand Warrant Modification

In January 2026, we entered into an amendment and release agreement (the “Amendment Agreement”) with Ligand related to the Ligand Purchase Agreement and Ligand Warrant. The Amendment Agreement provided for a release by Ligand of liens it had on certain of the Company’s assets in exchange for a modification of the exercise price under the Ligand Warrant from $17.30 per share to $7.50 per share.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, our independent registered public accounting firm, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agenus Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Agenus Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

March 16, 2026

Item 9B. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boston, Massachusetts, Auditor Firm ID: 185.

All other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

4.14

Amendment to Notes, Amendment of Warrants and Sale of New Warrants dated as of February 20, 2025 by and among Agenus Inc. and the Purchasers listed therein. Filed as Exhibit 4.14 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2024 and incorporated herein by reference.

Exhibit No.	Description

4.15	Form of 2024 A Warrant. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) on May 7, 2024 and incorporated herein by reference.

4.16(1)

Purchase and Sale Agreement, dated as of May 6, 2024, by and between Agenus Inc., Agenus Royalty Fund, LLC, Agenus Holdings 2024, LLC, and Ligand Pharmaceuticals Incorporated. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2024 and incorporated herein by reference.

4.16A(1)

Omnibus Amendment and Partial Release Agreement, dated as of January 3, 2026, by and between Agenus Inc., Agenus Royalty Fund, LLC, Agenus Holdings 2024, LLC, and Ligand Pharmaceuticals Incorporated. Filed herewith.

4.17	Form of Amended and Restated 2022 A Warrant. Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 0-29089) on February 26, 2025 and incorporated herein by reference.

4.18	Form of Amended and Restated 2022 B Warrant. Filed as Exhibit 4.2 to our Current Report on Form 8-K (File No. 0-29089) on February 26, 2025 and incorporated herein by reference.

4.19	Form of 2025 C Warrant. Filed as Exhibit 4.3 to our Current Report on Form 8-K (File No. 0-29089) on February 26, 2025 and incorporated herein by reference.

4.20(1)

Securities Purchase Agreement dated June 3, 2025 by and between Agenus Inc. and Zynext Ventures USA LLC. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2025 and incorporated herein by reference.

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

Exhibit No.	Description

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

10.24(1)

License Agreement dated June 3, 2025 by and between Agenus Inc. and Zydus Life Sciences Limited. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2025 and incorporated herein by reference.

Other Agreements

Exhibit No.	Description

10.25(1)

Asset Purchase Agreement dated June 3, 2025 by and among Agenus Inc., Agenus West, LLC and Zydus Pharmaceuticals (USA) Inc. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0-29089) for the quarter ended June 30, 2025 and incorporated herein by reference.

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

10.29

At Market Issuance Sales Agreement dated July 22, 2020 by and between Agenus Inc. and B. Riley FBR, Inc. Filed as Exhibit 1.2 to our Registration Statement on Form S-3ASR (File No. 333-240006) on July 22, 2020 and incorporated herein by reference.

19.1	Insider Trading Policy. Filed as Exhibit 19.1 to our Annual Report on form 10-K (File No. 0-29089) for the year ended December 31, 2024 and incorporated herein by reference.

21.1	Subsidiaries of Agenus Inc. Filed herewith.

23.1	Consent of KPMG LLP, independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Submitted herewith.

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

Dated: March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARO H. ARMEN, PH.D.	Chief Executive Officer and Chairman of the	March 16, 2026
Garo H. Armen, Ph.D.	Board of Directors
(Principal Executive and Financial Officer)

/S/ AUSTIN CHARETTE	Senior Director, Financial Reporting and Compliance	March 16, 2026
Austin Charette	(Principal Accounting Officer)

/S/ JENNIFER S. BUELL, PH.D.	Director	March 16, 2026
Jennifer S. Buell, Ph.D.

/S/ BRIAN CORVESE	Director	March 16, 2026
Brian Corvese

/S/ TOM HARRISON	Director	March 16, 2026
Tom Harrison

/S/ SUSAN HIRSCH	Director	March 16, 2026
Susan Hirsch

/S/ TIMOTHY R. WRIGHT	Director	March 16, 2026
Timothy R. Wright