Form 10-Q
period 2026-03-31
AGENUS INC
filed 2026-05-11
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares outstanding of the issuer’s Common Stock as of May 7, 2026: 41,642,431 shares.

Agenus Inc.

Three Months Ended March 31, 2026

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2026 and 2025 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4.	Controls and Procedures	28

PART II
ITEM 1.	Legal Proceedings	30
ITEM 1A.	Risk Factors	30
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	31
	Signatures	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$34,996	$2,998
Zydus agreements escrow receivable (Note R)	7,500	—
Zydus agreements contract assets (Note R)	40,000	—
Accounts receivable	6,562	1,831
Prepaid expenses	4,188	785
Related party note receivable from MiNK Therapeutics, Inc.	—	5,179
Assets held for sale	—	121,554
Other current assets	2,038	1,089
Total current assets	95,284	133,436
Property, plant and equipment, net of accumulated amortization and depreciation of $47,893 and $47,468 at March 31, 2026 and December 31, 2025, respectively	14,947	15,470
Operating lease right-of-use assets	7,458	7,744
Goodwill	24,092	24,092
Acquired intangible assets, net of accumulated amortization of $17,403 and $17,325 at March 31, 2026 and December 31, 2025, respectively	2,959	3,037
Equity method investment in MiNK Therapeutics, Inc.	22,927	24,277
Due from related parties (MiNK Therapeutics, Inc.)	15,776	15,435
Other long-term assets	3,013	3,307
Total assets	$186,456	$226,798
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current portion, long-term debt	$30,193	$44,655
Current portion, liability related to sale of future royalties and milestones (Note H)	109,405	109,323
Current portion, operating lease liabilities	1,054	1,034
Accounts payable	71,084	82,987
Accrued liabilities	36,987	34,223
Liabilities held for sale	—	50,738
Other current liabilities	514	529
Total current liabilities	249,237	323,489
Liability related to sale of future royalties and milestones, net of current portion (Note H)	153,985	169,660
Deferred revenue, net of current portion	1,143	1,143
Operating lease liabilities, net of current portion	9,827	10,108
Other long-term liabilities	247	259
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at March 31, 2026 and December 31, 2025; liquidation value of $34,371 at March 31, 2026	—	—
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 38,521,761 and 35,320,397 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	385	353
Additional paid-in capital	1,922,370	1,911,740
Accumulated other comprehensive loss	(437)	(439)
Accumulated deficit	(2,143,539)	(2,182,765)
Total stockholders’ deficit attributable to Agenus Inc.	(221,221)	(271,111)
Non-controlling interest	(6,762)	(6,750)
Total stockholders’ deficit	(227,983)	(277,861)
Total liabilities and stockholders’ deficit	$186,456	$226,798

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Pre-commercial product revenue	$4,591	$—
Service revenue	—	510
Non-cash royalty revenue related to the sale of future royalties (Note H)	29,145	23,556
Total revenues	33,736	24,066
Operating expenses:
Cost of revenue	—	(137)
Research and development	(11,822)	(21,522)
General and administrative	(6,860)	(15,718)
Total operating expenses	(18,682)	(37,377)
Operating income (loss)	15,054	(13,311)
Other income (expense):
Non-operating income (expense)	(208)	(264)
MiNK Therapeutics, Inc. equity method investment fair value adjustment	(1,350)	—
Gain on Zydus asset sale	40,379	—
Interest expense, net	(14,669)	(12,795)
Net income (loss)	39,206	(26,370)
Dividends on Series A-1 convertible preferred stock	(54)	(54)
Less: net loss attributable to non-controlling interest	(20)	(1,104)
Net income (loss) attributable to Agenus Inc. common stockholders	$39,172	$(25,320)
Per common share data:
Net income (loss) attributable to Agenus Inc. comm stockholders:
Basic	$1.03	$(1.03)
Diluted	$1.02	$(1.03)
Weighted average number of Agenus Inc. common shares outstanding:
Basic	37,941	24,469
Diluted	38,285	24,469

Other comprehensive income (loss):
Foreign currency translation gain (loss)	$2	$(70)
Other comprehensive income (loss)	2	(70)
Comprehensive income (loss)	$39,174	$(25,390)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2025	32	$—	35,320	$353	$1,911,740	—	$—	$(439)	$(6,750)	$(2,182,765)	(277,861)
Net loss	—	—	—	—	—	—	—	—	(20)	39,226	39,206
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	766	—	—	—	8	—	774
Shares sold to Zynext Ventures USA LLC, net of issuance costs	—	—	2,133	21	6,402	—	—	—	—	—	6,423
Shares sold at the market	—	—	284	3	993	—	—	—	—	—	996
Payment of CEO payroll in shares	—	—	27	—	88	—	—	—	—	—	88
Modification of warrants	—	—	—	—	435	—	—	—	—	—	435
Issuance of shares for services	—	—	418	4	1,390	—	—	—	—	—	1,394
Issuance of shares in connection with debt agreement	—	—	141	2	439	—	—	—	—	—	441
Vesting of nonvested shares	—	—	158	2	(2)	—	—	—	—	—	—
Employee share purchases	—	—	21	—	55	—	—	—	—	—	55
Issuance of shares for employee salaries	—	—	28	—	91	(8)	(27)	—	—	—	64
Retirement of treasury shares related to employee withholding	—	—	(8)	—	(27)	8	27	—	—	—	—
Balance at March 31, 2026	32	$—	38,522	$385	$1,922,370	—	$—	$(437)	$(6,762)	$(2,143,539)	$(227,983)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2024	32	$0	23,635	$236	$1,857,662	—	$—	$(1,398)	$19,956	$(2,182,880)	$(306,424)
Net loss	—	—	—	—	—	—	—	—	(1,104)	(25,266)	(26,370)
Other comprehensive loss	—	—	—	—	—	—	—	(70)	—	—	(70)
Share-based compensation	—	—	—	—	2,587	—	—	—	597	—	3,184
Shares sold at the market	—	—	2,783	28	6,315	—	—	—	—	—	6,343
Payment of CEO payroll in shares	—	—	33	1	88	—	—	—	—	—	89
Issuance of warrants	—	—	—	—	398	—	—	—	—	—	398
Issuance of shares for services	—	—	11	—	39	—	—	—	—	—	39
Issuance of shares in connection with debt agreement	—	—	66	1	219	—	—	—	—	—	220
Vesting of nonvested shares	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	18	—	43	—	—	—	1	—	44
Issuance of shares for employee salaries	—	—	24	—	171	(8)	(22)	—	—	—	149
Retirement of treasury shares related to employee withholding	—	—	(8)	—	(22)	8	22	—	—	—	—
Balance at March 31, 2025	32	$0	26,563	$266	$1,867,500	—	$—	$(1,468)	$19,450	$(2,208,146)	$(322,398)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$39,206	$(26,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	583	3,203
Share-based compensation	1,098	3,482
Non-cash royalty revenue	(29,145)	(23,556)
Non-cash interest expense	14,500	12,630
Unrealized loss on long-term investments	1,559	93
Gain on Zydus asset sale	(40,379)	—
Other, net	428	(20)
Changes in operating assets and liabilities:
Accounts receivable	(4,731)	108
Prepaid expenses	(3,403)	443
Accounts payable	(11,880)	2,642
Deferred revenue	—	(25)
Accrued liabilities and other current liabilities	(3,080)	1,379
Other operating assets and liabilities	(706)	373
Net cash used in operating activities	(35,950)	(25,618)
Cash flows from investing activities:
Purchases of plant and equipment	—	(5)
Proceeds from sale of plant and equipment	28	—
Proceeds from Zydus asset sale, net	63,917	—
Proceeds from repayment of MiNK related party note	5,000	—
Proceeds from sale of long-term investment	7	62
Net cash provided by investing activities	68,952	57
Cash flows from financing activities:
Net proceeds from sale of equity	996	6,343
Net proceeds from equity sold under Zynext SPA, net	6,423	—
Proceeds from employee stock purchases and option exercises	55	44
Proceeds from the issuance of long-term debt, net	—	2,500
Purchase of treasury shares to satisfy tax withholdings	(27)	(22)
Payment of long-term debt	(8,413)	(2,500)
Payment of finance lease obligation	(27)	(2,771)
Net cash provided by (used in) financing activities	(993)	3,594
Effect of exchange rate changes on cash	(11)	18
Net increase (decrease) in cash, cash equivalents and restricted cash	31,998	(21,949)
Cash, cash equivalents and restricted cash, beginning of period	4,710	44,071
Cash, cash equivalents and restricted cash, end of period	$36,708	$22,122
Supplemental cash flow information:
Cash paid for interest	$188	$387
Supplemental disclosures - non-cash activities:
Insurance financing agreement	$522	$552
Lease right-of-use assets obtained in exchange for new operating lease liabilities	—	107

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

During the first quarter of 2026, we materially strengthened our liquidity position. MiNK Therapeutics repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus Lifesciences Ltd ("Zydus") and its affiliates, under which we received $91.0 million of consideration, subject to certain adjustments. These adjustments include reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow, which is to be released in accordance with the predefined parameters set forth in the Zydus agreements. See Note R for further discussion of the proceeds received in connection with the Zydus closing.

As of March 31, 2026, we had cash and cash equivalents of $35.0 million, compared with $3.0 million as of December 31, 2025. The March 31, 2026 cash balance excludes the $7.5 million held in escrow under the Zydus agreements, which is releasable to the Company in accordance with the predefined provisions of those agreements, and does not reflect outstanding receivables under our early access programs for botensilimab/balstilimab — including France’s Autorisation d’Accès Compassionnel (“AAC”) framework and paid named patient programs in other jurisdictions where permitted — which we expect to collect during the second quarter of 2026. Subsequent to quarter end, we received an additional $11.7 million in net proceeds from sales of common stock under our at-the-market equity offering program.

Also during the first quarter, we made cash payments of approximately $18.0 million to contract development and manufacturing organizations (CDMOs) and contract research organizations (CROs). CDMO payments principally funded the release of commercial-grade botensilimab supply and progressed manufacturing readiness for balstilimab. CRO payments principally supported the generation and delivery of clinical data sets required for our planned accelerated approval submission in the United States and conditional marketing authorization application in the European Union. These payments substantially settled liabilities accrued in prior periods and are reflected in the period-over-period decrease in accounts payable rather than in operating expenses for the three months ended March 31, 2026.

We have incurred significant losses since our inception in 1994. As of March 31, 2026, we had an accumulated deficit of $2.1 billion.

Based on our current operating plan and projections, including scheduled debt payments in the look-forward period (the majority of which is secured by certain real estate properties), and assuming completion of additional capital transactions currently under discussion, we believe our existing cash resources, together with anticipated revenues from our early access programs, will be sufficient to support our critical liquidity requirements into 2027. Advancing our planned registration and commercialization strategy for botensilimab/balstilimab and funding the Company through achievement of profitability will require additional capital.

We have historically financed our operations through corporate partnerships, advance royalty transactions, and debt and equity financings. We are actively pursuing additional financing and strategic alternatives, including corporate transactions, out-licensing arrangements, asset sales, project financing, additional debt or equity financings, and other strategic transactions, and we are in active discussions with potential strategic and financial partners regarding several of these alternatives. We have also implemented cost management measures to preserve liquidity.

Because the timing and completion of these transactions are not entirely within our control, in accordance with applicable accounting standards, substantial doubt exists about our ability to continue as a going concern for at least one year after the filing date of this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).

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

Note B – Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note C – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2026	2025
Amounts used for basic and diluted per share calculations:
Net income (loss) attributable to Agenus Inc. common stockholders	$39,172	$(25,320)

Weighted average number of Agenus Inc. common shares outstanding - basic	37,941	24,469

Effect of potentially dilutive securities:
Share based compensation awards	341	—
Warrants	3	—
Weighted average number of Agenus Inc. common shares outstanding - diluted	38,285	24,469

Net income (loss) attributable to Agenus Inc. per common share:
Basic	$1.03	$(1.03)
Diluted	$1.02	$(1.03)

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income (loss) per common share is calculated by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for the three months ended March 31, 2025, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2026 and 2025, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Warrants	1,029	1,032
Stock options	4,622	5,193
Non-vested shares	4	44
Series A-1 convertible preferred stock	17	17

Note D – Cash Equivalents

Cash equivalents consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$435	$435	$417	$417
Total	$435	$435	$417	$417

As a result of the short-term nature of these investments, there were minimal unrealized holding gains or losses for the three months ended March 31, 2026 and 2025.

As of both March 31, 2026 and December 31, 2025, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note E – Acquired Intangible Assets

Acquired intangible assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,939)	$902
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,403)	$2,959

	As of December 31, 2025
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,861)	$980
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,325)	$3,037

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.2 million for the remainder of 2026, $0.3 million for the years ending December 31, 2027 and 2028, and $39,000 for the year ending December 31, 2029.

Note F – Investment in MiNK Therapeutics, Inc.

In July 2025, our ownership percentage of MiNK dropped below 50%, while we maintain significant influence, this resulted in a loss of control. As a result, MiNK was deconsolidated in the quarter ended September 30, 2025. As we maintain a significant ownership percentage in MiNK (approximately 44% as of March 31, 2026) we have accounted for this investment under the equity method and have elected the fair value option.

We continue to have involvement with MiNK, including providing services under an Amended and Restated Intercompany Services Agreement, and MiNK has been deemed a related party. Refer to Note P for further detail.

Remaining Investment

Following deconsolidation we have accounted for our remaining investment in MiNK according to the equity method in accordance with ASC 323, as we have retained the ability to exercise significant influence but do not have control. In accordance with ASC 825, we have made the irrevocable election to measure our investment and all other eligible interests in MiNK at fair value. All subsequent changes in fair value will be reported as part of Non-operating income (expense) in our Condensed Consolidated Statements of Operations.

The fair value of our equity investment in MiNK at March 31, 2026 was $22.9 million. The total carrying value of our investment in MiNK at March 31, 2026, including the carrying value of the Due from related parties receivable, was approximately $38.7 million.

Our investment in MiNK is considered a significant investee as the carrying value of our total investment is greater than 20% of our total consolidated asset balance. The following tables present summarized balance sheet information as of March 31, 2026 and summarized results of operations for the three months ended March 31, 2026 (in thousands):

March 31, 2026
Current assets	$10,022
Non-current assets	355
Current liabilities	7,287
Non-current liabilities	15,776

Three Months Ended March 31,
2026
Net loss	$(2,742)
Net loss attributable to Agenus	(1,206)

Note G – Debt

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

Debt instrument	Principal at March 31, 2026	Unamortized Debt Discount	Balance at March 31, 2026
Current Portion:
2015 Subordinated Notes	$5,087	$(70)	$5,017
Debentures	146	—	146
Promissory Note	24,750	(268)	24,482
Other	548	—	548
Total	$30,531	$(338)	$30,193

Debt instrument	Principal at December 31, 2025	Unamortized Debt Discount	Balance at December 31, 2025
Current Portion:
2015 Subordinated Notes	$10,500	$(147)	$10,353
Zydus Promissory Note	10,000	-	10,000
Debentures	146	-	146
Promissory Note	24,750	(698)	24,052
Other	104	—	104
Total	$45,500	$(845)	$44,655

As of March 31, 2026 and December 31, 2025, the principal amount of our outstanding debt balance was $30.5 million and $45.5 million, respectively.

Zydus Promissory Note

On January 15, 2026, in connection with the closing of the Zydus Asset Purchase Agreement, $7.0 million of the Zydus Promissory Note was forgiven and $3.0 million was repaid. In the three months ended March 31, 2026, we recognized a $7.0 million gain on debt forgiveness that is included in the gain recognized on the closing of the Zydus transactions. Refer to Note R for more detail.

Subordinated Notes

On January 15, 2026, in connection with the closing of the Zydus Asset Purchase Agreement, approximately $5.4 million of the 2015 Subordinated Notes were repaid and the lien on our former manufacturing facility in Berkeley, CA was released.

Note H – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the three months ended March 31, 2026 (in thousands):

Period from December 31, 2025 to March 31, 2026
Liability related to sale of future royalties and milestones - beginning balance	$280,025
Non-cash royalty revenue	(29,145)
Non-cash interest expense recognized	13,520
Liability related to sale of future royalties and milestones - ending balance	264,400
Less: unamortized transaction costs	(1,010)
Liability related to sale of future royalties and milestones, net	$263,390

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

During the three months ended March 31, 2026, we recognized $29.1 million of non-cash royalty revenue, and we recorded $8.7 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the three months ended March 31, 2026, our estimate of the effective annual interest rate over the remaining life of the agreement decreased to 20.0%, which results in a life of contract interest rate of 24.1%.

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

The Purchaser Upsize Option expired unexercised in 2025.

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

During the three months ended March 31, 2026, we recorded $4.9 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of March 31, 2026, our estimate of the effective annual interest rate over the life of the Ligand Purchase Agreement remained at 21.0%, which results in a life of contract interest rate of 21.4%.

In January 2026, we entered into an amendment and release agreement (the “Amendment Agreement”) with Ligand related to the Ligand Purchase Agreement and Ligand Warrant. The Amendment Agreement provided for a release by Ligand of liens it had on certain of the Company’s assets in exchange for a modification of the exercise price under the Ligand Warrant from $17.30 per share to $7.50 per share. The accounting impact of the modification was not material.

Note I – Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Payroll	$9,347	$9,026
Professional fees	4,719	4,544
Contract manufacturing costs	9,504	3,399
Research services	7,809	8,148
Other	5,608	9,106
Total	$36,987	$34,223

Note J – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$435	$435	$—	$—
Investment in MiNK Therapeutics, Inc.	22,927	22,927	—	—
Long-term investments	1,088	1,088	—	—
Total	$24,450	$24,450	$—	$—

Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$417	$417	$—	$—
Related party note receivable	5,179	—	5,179	—
Investment in MiNK Therapeutics, Inc.	24,277	24,277	—
Long-term investments	1,303	1,303	—
Total	$31,176	$25,997	$5,179	$—

We measured the Related party note receivable at fair value. The fair value of the Note Receivable was determined using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note Receivable and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. In January 2026, in accordance with the terms of the note agreement, MiNK repaid the full principal and accrued interest balance.

Our long-term equity investment in MiNK is measured at fair value and is calculated using readily determinable pricing available on a securities exchange and is classified as a Level 1 asset.

Other long-term investments are included in "Other long-term assets" in our condensed consolidated balance sheets.

The fair value of our outstanding debt balance at March 31, 2026 and December 31, 2025 was $31.0 million and $45.7 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at March 31, 2026 and December 31, 2025 was $30.5 million and $45.5 million, respectively.

Note K – Revenue from Contracts with Customers

Pre-commercial Product Revenue

During the year ended December 31, 2025, we began recognizing pre-commercial product revenue for botensilimab/balstilimab ("BOT/BAL") provided to patients through regulatory-authorized early access pathways, including France's Autorisation d'Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs") in jurisdictions where permitted.

For the three months ended March 31, 2026, we recognized approximately $4.6 million of net revenue under these programs.

Revenue is recognized as the gross amount invoiced to the customer, less reserves for estimated variable consideration, consisting primarily of government rebates, when the customer (hospital or physician) obtains control of the product at delivery. The estimated variable consideration is fully constrained until the calculations are finalized with the government authority and remitted annually. For the three months ended March 31, 2026, our estimate of rebates reduced reported revenue by approximately $1.3 million.

Zydus License Agreement

In January 2026, we entered into a license agreement (see Note R) with Zydus under which Zydus received an exclusive license to develop, manufacture and commercialize botensilimab and balstilimab in India and Sri Lanka in exchange for a royalty on net sales at a rate of 5%, as may be adjusted by the occurrence of certain contingencies, for a period ending at the later of the expiration of our patent rights in a given country in the Territory or 10 years following first commercial sale in such country. We identified one performance obligation in the arrangement; the license of botensilimab and balstilimab. The consideration in the arrangement is variable and subject to the sales-based royalty constraint. For the three months ended March 31, 2026, no revenue was recognized.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three months ended March 31, 2026 and 2025, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three Months Ended March 31, 2026
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$4,591	$—	$4,591
Non-cash royalties	29,145	—	29,145
	$33,736	$—	$33,736

	Three Months Ended March 31, 2025
Revenue Type
Other services	$—	$510	$510
Non-cash royalties	23,556	—	23,556
	$23,556	$510	$24,066

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

The following table provides information about contract liabilities from contracts with customers (in thousands):

Three Months Ended March 31, 2026	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,143	$—	$—	$1,143

During the three months ended March 31, 2026, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the three months ended March 31, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,039,487	$25.20
Granted	40,904	3.02
Exercised	—	—
Forfeited	(2,157)	8.86
Expired	(125,152)	63.58
Outstanding at March 31, 2026	4,953,082	23.90	7.06	$1,206,319
Vested or expected to vest at March 31, 2026	4,953,082	23.90	7.06	$1,206,319
Exercisable at March 31, 2026	4,545,096	$25.11	6.85	$1,146,279

The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2026 and 2025 were $2.43 and $2.61, respectively.

During the three months ended March 31, 2026, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of March 31, 2026, there was approximately $2.0 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 1.3 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the three months ended March 31, 2026 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	19,075	$14.91
Granted	422,565	3.32
Vested	(428,045)	3.42
Forfeited	—	—
Outstanding at March 31, 2026	13,595	$14.18

As of March 31, 2026, there was approximately $0.1 million of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 0.8 years.

During the three months ended March 31, 2026, 20,528 shares were issued under the 2019 Employee Stock Purchase Plan and 428,045 shares were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$219	$826
General and administrative	647	2,507
Total share-based compensation expense	$866	$3,333

Note M – Restricted Cash

As of both March 31, 2026, and December 31, 2025, we maintained non-current restricted cash of $1.7 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$2,998	$34,996	$40,437	$18,488
Restricted cash	1,712	1,712	3,634	3,634
Cash, cash equivalents and restricted cash	$4,710	$36,708	$44,071	$22,122

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

During the three months ended March 31, 2026, we received net proceeds of approximately $1.0 million from the sale of approximately 284,000 shares of our common stock in at-the-market offerings under the Sales Agreement.

In January 2026, we entered into an amendment and release agreement (the “Amendment Agreement”) with Ligand related to the Ligand Purchase Agreement and Ligand Warrant. The Amendment Agreement provided for a release by Ligand of liens it had on certain of the Company’s assets in exchange for a modification of the exercise price under the Ligand Warrant from $17.30 per share to $7.50 per share.

In connection with the Zydus Asset Purchase Agreement and Securities Purchase Agreement described in Note R, on January 15, 2026, we issued to Zynext Ventures USA LLC 2,133,333 shares of our common stock and allocated $7.2 million of consideration from the Zydus Agreements to this sale, based on the fair value of our common stock on the closing date.

On January 10, 2025, we entered into a payment agreement with Medpace, Inc. ("Medpace"), pursuant to which we agreed with Medpace to certain matters related to payments due to Medpace by us under a master services agreement with Medpace dated June 8, 2022. In connection with the agreements set forth in the payment agreement, we issued to Medpace in a private issuance 1,318,084 shares of our common stock (the "Medpace Shares"). The Medpace Shares were issued to and were held by Medpace as a deposit and to provide security for our payment obligations to Medpace under the payment agreement.

In connection with a modification of the payment terms as provided for in the payment agreement, on December 29, 2025, we entered into a forbearance agreement with Medpace pursuant to which we agreed, among other things, to register for resale the Medpace Shares. In addition, Medpace agreed to, under certain circumstances if applicable (including the payment in cash by us of amounts due under the payment agreement), return some or all of the Medpace Shares to us. As of and for the year ended December 31, 2025, these shares were deemed to be contingently returnable and as such, the Medpace Shares were not deemed outstanding at as of December 31, 2025. In connection with the closing of the Zydus Asset Purchase Agreement in January 2026, we fully settled our obligation to Medpace in cash. As such, Medpace returned all of the 1,318,084 shares to us.

Note O – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	March 31, 2026	December 31, 2025
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended March 31, 2026 and December 31, 2025, were as follows (in thousands):

	March 31, 2026	December 31, 2025
Beginning balance	$(6,750)	$19,956

Net loss attributable to non-controlling interest	(20)	(3,198)

Other items:
Deconsolidation of a subsidiary	—	(25,037)
Issuance of subsidiary shares for services	—	22
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	—	1
Subsidiary share-based compensation	8	1,506
Total other items	8	(23,508)

Ending balance	$(6,762)	$(6,750)

Deconsolidation of a subsidiary

In 2025, we deconsolidated MiNK and derecognized the associated non-controlling interest balance.

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

Allocation of Agenus services, net of approximately $162,000 for the three months ended March 31, 2026 are included as a contra-expense in “Operating expenses” in our Condensed Consolidated Statement of Operations and “Due from related parties,” of $15.8 million as of March 31, 2026, in our Condensed Consolidated Balance Sheets. We have agreed to not require repayment of this balance for the foreseeable future.

On February 12, 2024, we entered into a Convertible Promissory Note Purchase Agreement (the "Purchase Agreement") with MiNK pursuant to which MiNK issued us a convertible promissory note in the principal amount of up to $5.0 million (the "Note"). The Purchase Agreement set forth the terms and conditions, including representations and warranties, for MiNK's issuance and sale of the Note to us.

The Note carried an annual rate of interest rate of 2% (the “Interest Rate”) that accrued from the date funds are paid or advanced by us to MiNK. Interest accrued and was not payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provided that MiNK would pay us, on request, the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In January 2026, MiNK repaid us the full $5.2 million (representing the then outstanding principal and accrued interest).

In June 2024, Dr. Jennifer Buell, CEO of MiNK, was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the three months ended March 31, 2026 and 2025, we expensed Wolf Greenfield fees totaling approximately $4,000 and $97,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

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

The following table presents selected financial information related to our single reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$33,736	$24,066

Operating expenses:
External expenses	(10,842)	(19,022)
Payroll related expenses	(6,895)	(12,105)
Other operating expenses	(945)	(6,250)
Operating income (loss)	15,054	(13,311)

Other income (expense):
Interest expense	(14,690)	(12,983)
Interest income	21	188
Other income (expense)	38,821	(264)
Net income (loss)	$39,206	$(26,370)

In the table above, “Other operating expenses” includes items such as depreciation and amortization expense, stock-based compensation expense, certain fair value adjustments and expenses related to certain foreign subsidiaries.

Note R – Sale of Manufacturing Facilities to Zydus

On January 15, 2026, we completed the previously announced sale of substantially all of the assets comprising our manufacturing operations (the “Purchased Assets”) to Zydus pursuant to the Asset Purchase Agreement (“Purchase Agreement”) entered into on June 3, 2025.

In connection with the Purchase Agreement, on January 15, 2026, we also entered into the previously announced license agreement with Zydus (the “License Agreement”) under which Zydus received an exclusive license to develop, manufacture and commercialize botensilimab and balstilimab in India and Sri Lanka (the “Territory”) in exchange for a royalty on net sales at a rate of 5%, as may be adjusted by the occurrence of certain contingencies, for a period ending at the later of the expiration of our patent rights in a given country in the Territory or 10 years following first commercial sale in such country.

Also in connection with the Purchase Agreement, on January 15, 2026, we completed the previously announced sale of 2,133,333 shares of our common stock for an aggregate purchase price of approximately $16.0 million, or $7.50 per share to Zynext Ventures USA LLC (“Zynext”), an indirect wholly-owned subsidiary of Zydus Lifesciences Limited under the Securities Purchase Agreement (the “SPA” and together with the License Agreement and Purchase Agreement the “Zydus Agreements”). As the amount paid for the shares under the SPA was in excess of their fair value, $8.8 million of the consideration associated with the SPA was allocated to the Purchase Agreement.

Because the Purchase Agreement represents the sale of nonfinancial assets to a counterparty that is not a customer, we accounted for the transaction under ASC 610‑20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.

We recognized a $40.4 million gain on Zydus asset sale in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. The gain is the difference between (1) total consideration of $111.3 million and (2) the $70.9 million carrying amount of the Purchased Assets and related liabilities that were derecognized.

At closing of the Zydus Agreements, we received total cash consideration of $91.0 million, less adjustments for reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow. We allocated cash consideration of $7.2 million to the sale common stock under the SPA, based on the fair value of common stock sold. Total cash consideration allocated to the sale of Purchased Assets, including amounts in escrow, was $71.4 million.

Under the Purchase Agreement, we may receive up to $50.0 million of potential payments (currently restricted and only for use on services provided to us by Zydus) based on usage by Agenus of Zydus’ manufacturing business during the 36-month period following the closing, which we are currently required to hold in a restricted account until and when we make related payments to Zydus for clinical supply (the “Additional Zydus Consideration”). There is no net cash that will be received through the Additional

Zydus Consideration because the payments are contingent on us procuring $50.0 million in services from Zydus. Accordingly, the Additional Zydus Consideration is considered non-cash consideration in the form of clinical supply, and was measured at its fair value at contract inception. The amount of non-cash consideration to be received under the Additional Zydus Consideration provision may vary for reasons other than the form of consideration, and therefore is subject to constraint. The Additional Zydus Consideration is comprised of three potential payments. As of March 31, 2026, we estimated that two potential payments of $20.0 million each were probable to be received and included an aggregate of $40.0 million Additional Zydus Consideration in the transaction price. Through March 31, 2026, it was determined that non-cash consideration with a fair value of approximately $40.0 million was probable to be received, and approximately $10.0 million of non-cash consideration is constrained and excluded from the transaction price.

We will reassess the estimate of variable consideration each reporting period and recognize changes as a change in the gain on sale of nonfinancial assets during the period in which the change in estimate occurs.

We recorded a $40.0 million Zydus agreements contract asset in the Condensed Consolidated Balance Sheet related to the Additional Zydus Consideration that is included in the transaction price. As the clinical supply is received, the associated value will be recorded as R&D expense, consistent with the Company’s existing accounting policy for clinical supply.

Note S – Contingencies

On May 4, 2026, the U.S. Securities and Exchange Commission (the "SEC") informed the Company that it has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. The investigation originated in September 2024, when the Company received a subpoena from the Boston Regional Office of the SEC seeking records relating to certain of its product candidates, correspondence with the FDA, public disclosure, and other matters. The Company produced records pursuant to the subpoena and cooperated with the SEC throughout the investigation.

On March 24, 2026, the U.S. District Court for the District of Massachusetts (the "Court") granted the Company's motion to dismiss the putative securities class action captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, in its entirety, ruling in favor of the Company and the individual defendants, and denied the lead plaintiff's request for leave to amend. The action was originally filed in September 2024 against the Company and certain of its executives and directors. The amended complaint, filed February 7, 2025 by the court-appointed lead plaintiff, alleged that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff sought to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023 and July 17, 2024, and sought damages, interest, and an award of costs including attorneys' fees.

On April 15, 2026, the lead plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit in a case captioned Olsen v. Agenus, Inc., et al., No. 26-01421. The First Circuit requires the parties to participate in a mandatory settlement conference, which is scheduled for May 26, 2026. The Company intends to vigorously defend the District Court's dismissal on appeal. The Company is unable to estimate a range of loss, if any, that could result from an adverse outcome on appeal.

The Company has also been served with four derivative actions filed in the Court between November 2024 and January 2025 by purported stockholders. These actions name certain of the Company's executives and directors and allege that defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. Plaintiffs seek an award of damages and an order directing the Company to reform and improve its corporate governance and internal procedures. On May 2, 2025, the Court consolidated the four actions in Case No. 1:24-cv-12823 and stayed all deadlines pending future developments in the securities class action. The Company is unable to estimate a range of loss, if any, that could result from an adverse outcome in these consolidated actions.

The Company is not currently a party to any other material legal proceedings. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. Regardless of outcome, litigation can have a material adverse effect on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Note T – Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2026 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note U – Subsequent Events

At the Market Offerings

During the period of April 1, 2026 through May 7, 2026, we received net proceeds of approximately $11.7 million under the Sales Agreement.

SEC Investigation Closure

On May 4, 2026, the U.S. Securities and Exchange Commission informed the Company that it has concluded its previously disclosed investigation as to the Company and does not intend to recommend an enforcement action.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

Agenus, Prophage, Retrocyte Display and STIMULON are trademarks of Agenus Inc. and its subsidiaries. All rights reserved.

Overview

Agenus is a clinical-stage biotechnology company focused on discovering and developing immunotherapies for cancer and infectious disease. Our primary business is immuno-oncology ("I-O"), where we are advancing antibody-based programs to activate innate and adaptive immunity, overcome tumor immune evasion and expand the population of patients who may benefit from immunotherapy. Our lead clinical program is botensilimab ("BOT" or "AGEN1181"), alone and in combination with balstilimab ("BAL"). We also maintain select clinical-stage immuno-oncology assets that may be used as standalone agents or as complements to BOT plus BAL ("BOT/BAL"). Agenus also maintains an equity investment in MiNK Therapeutics, Inc. ("MiNK"), with an approximate fair value of $22.9 million as of March 31, 2026, and a majority ownership of a vaccine adjuvant business through our subsidiary SaponiQx, Inc. ("SaponiQx"). Our common stock is listed on The Nasdaq Capital Market under the symbol "AGEN."

The first quarter of 2026 and the period shortly thereafter included several developments that materially advanced our strategic priorities: continued expansion of physician engagement through regulatory-authorized access pathways and the appointment of an exclusive global access distribution partner; the commencement of patient enrollment in the global Phase 3 BATTMAN trial; the closing of the strategic collaboration with Zydus Lifesciences Ltd. and the triggering of the first $20.0 million contingent payment under that collaboration; the conclusion of the U.S. Securities and Exchange Commission's investigation as to the Company; and the dismissal of the related putative securities class action by the U.S. District Court for the District of Massachusetts.

In France, BOT/BAL is available under the national Autorisation d'Accès Compassionnel ("AAC") framework for eligible patients in MSS metastatic colorectal cancer without active liver metastases (added September 2025), platinum-resistant or platinum-refractory ovarian cancer (added January 2026), and certain advanced soft-tissue sarcomas (added January 2026). Treatment under the AAC framework is reimbursed through the French national health system. Outside France, BOT/BAL may be available in select countries through paid named-patient programs initiated by treating physicians and governed by local regulations and national reimbursement or coverage frameworks. In April 2026, we named BAP Pharma as our global distribution partner to support BOT/BAL access programs end-to-end, including request coordination, regulatory navigation, distribution logistics and payment processing. These programs do not constitute marketing approval, may be modified or discontinued by applicable authorities, and do not assure future regulatory approvals.

In April 2026, the global Phase 3 BATTMAN (CCTG CO.33) trial commenced patient enrollment. Conducted together with the Canadian Cancer Trials Group ("CCTG") and participating cooperative groups, BATTMAN is evaluating BOT plus BAL versus best supportive care in approximately 830 patients with refractory, unresectable MSS/pMMR metastatic colorectal cancer across more than

100 sites in Canada, France, Australia and New Zealand, and is intended to support potential regulatory filings in the United States and the European Union.

In January 2026, we closed the strategic collaboration with Zydus Lifesciences Ltd. ("Zydus"), under which we received $91.0 million in cash consideration at closing, comprising $75.0 million for the transfer of our Emeryville and Berkeley biologics manufacturing facilities and a $16.0 million equity investment in Agenus common stock. The collaboration also includes an exclusive license for Zydus to develop and commercialize BOT and BAL in India and Sri Lanka, with Agenus eligible to receive royalties on net sales in those territories, and provides for up to $50.0 million in additional contingent payments tied to BOT and BAL production orders. In March 2026, the first $20.0 million contingent payment was triggered based on contracted work orders for BOT/BAL chemistry, manufacturing and controls (CMC) and production activities. The Zydus collaboration secures dedicated, long-term U.S. biologics manufacturing capacity to support clinical development, authorized access programs and potential future commercial supply.

Based on existing data, we intend during 2026 to seek Accelerated Approval in the United States and Conditional Approval in the European Union for BOT plus BAL in refractory microsatellite-stable metastatic colorectal cancer without active liver metastases.

On May 4, 2026, the U.S. Securities and Exchange Commission informed the Company that it has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. On March 24, 2026, the U.S. District Court for the District of Massachusetts granted the Company's motion to dismiss the related putative securities class action in its entirety. The lead plaintiff has filed a Notice of Appeal. See Note S to our Condensed Consolidated Financial Statements and Part II, Item 1 (Legal Proceedings) for additional information.

Botensilimab is a multifunctional anti-CTLA-4 antibody designed to activate both innate and adaptive anti-tumor immune responses, with mechanisms intended to extend immunotherapy benefit to "cold" tumors that generally respond poorly to standard of care and to conventional PD-1/CTLA-4 therapies. Botensilimab is designed to prime and activate T cells, downregulate intratumoral regulatory T cells, activate myeloid cells and induce long-term memory responses. Balstilimab is a fully human monoclonal IgG4 anti-PD-1 antibody designed to block PD-1 from interacting with PD-L1 and PD-L2. BOT, alone and in combination with BAL, has been evaluated in approximately 1,300 patients across more than 60 centers worldwide and across nine tumor types, including colorectal cancer, sarcoma, non-small cell lung cancer, hepatocellular cancer, pancreatic cancer, melanoma, ovarian cancer and triple-negative breast cancer. BOT plus BAL is investigational and has not been approved by the U.S. Food and Drug Administration (the "FDA") or the European Medicines Agency for commercial sale.

In our randomized Phase 2 trial reported at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium in January 2025, the BOT 75 mg plus BAL regimen achieved a 19% objective response rate and a 55% disease control rate in heavily pretreated patients with refractory MSS metastatic colorectal cancer without active liver metastases, with no objective responses observed in the control arm. In long-term follow-up data from the Phase 1b study (n=123) presented at the European Society for Medical Oncology Gastrointestinal Cancers Congress in July 2025, BOT plus BAL showed approximately 42% two-year overall survival and median overall survival of approximately 21 months in this population. Pan-tumor data from more than 400 heavily pretreated patients in the Phase 1b C-800-01 study, presented at the European Society for Medical Oncology Congress in October 2025, showed approximately 39% two-year overall survival and median overall survival of 17.2 months across multiple tumor types. Sarcoma data published in the Journal of Clinical Oncology in January 2025 (n=52) showed a 19.2% overall response rate, with 27.8% in angiosarcoma. Ovarian cancer data published in the Journal for ImmunoTherapy of Cancer in December 2025 showed a 23% overall response rate and 14.8 months median overall survival in heavily pretreated patients.

Our strategy is to focus capital on execution of programs that we believe have the clearest path to meaningful clinical and commercial value, led by BOT/BAL in colorectal cancer and selected other tumor types. We maintain manufacturing flexibility through strategic collaborations, with an emphasis on our Zydus collaboration. Our internal discovery and translational platforms support target identification, antibody generation, biomarker analysis and candidate selection, and have supported development of agents directed to CTLA-4, PD-1, CD137, CD73/TGF-beta, ILT2, LAG-3, TIM-3 and TIGIT, all of which remain proprietary assets of Agenus.

Historical Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Pre-commercial product revenue

We recognized pre-commercial product revenue of approximately $4.6 million during the three months ended March 31, 2026, representing sales of BOT+BAL provided to patients through regulatory-authorized early access pathways under both France’s Authorisation d’Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs"), where permitted.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note H to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $5.6 million, to approximately $29.1 million for the three months ended March 31, 2026, from $23.6 million for the three months ended March 31, 2025, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 45% to $11.8 million for the three months ended March 31, 2026 from $21.5 million for the three months ended March 31, 2025. Decreased expenses in the three months ended March 31, 2026 primarily relate to a 1.9 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs, a $3.3 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026, a $2.4 million decrease in other research and development expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $1.9 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 56% to $6.9 million for the three months ended March 31, 2026 from $15.7 million for the three months ended March 31, 2025. Decreased expenses in the three months ended March 31, 2026 primarily relate to a $3.2 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026 and a decrease in share-based compensation expense, a $1.9 million decrease in professional fees, mainly due to a decrease in external legal expenses, a $1.7 million decrease other general and administrative expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $2.0 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

MiNK Therapeutics, Inc. equity method investment fair value adjustment

The MiNK Therapeutics, Inc. equity method investment fair value adjustment of $1.4 million for the three months ended March 31, 2026, represents the fair value adjustment for our remaining investment in MiNK, for which we have elected the fair value option. The fair value of our equity investment is based on readily determinable pricing available on a securities exchange.

Gain on Zydus asset sale

The $40.4 million gain recognized at the closing of the Zydus transactions represents the total gain recognized from the Zydus Asset Purchase Agreement and Securities Purchase Agreement. Refer to Note R to our Condensed Consolidated Financial Statements for additional detail.

Interest expense, net

Interest expense, net increased to approximately $14.7 million for the three months ended March 31, 2026 from $12.8 million for the three months ended March 31, 2025, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to increased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant and an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the three months ended March 31, 2026, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Three Months Ended March 31,	Year Ended December 31,
Research and Development Program	Product	2026	2025	2024	2023
Antibody programs	Various	$8,877	$55,493	$113,135	$178,445
Vaccine adjuvant	STIMULON cpcQS-21	67	1,638	1,844	10,296
Cell therapies	Various	—	3,282	7,558	16,283
Other research and development programs	Various	2,878	18,925	32,991	29,545
Total research and development expenses		$11,822	$79,338	$155,528	$234,569

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.1 billion as of March 31, 2026. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through March 31, 2026, we have raised aggregate net proceeds of approximately $2.06 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 284,000 and 2.8 million shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2026 and the period of April 1, 2026 through May 7, 2026, respectively, and received aggregate net proceeds totaling $12.7 million. As of May 7, 2026, approximately 5.3 million shares remained available for sale under the Sales Agreement.

Our cash and cash equivalents at March 31, 2026 were $35.0 million. As of March 31, 2026, we had debt outstanding of $30.5 million in principal, $5.1 million is due June 2026, and $24.75 million is due November 2026.

During the first quarter of 2026, we materially strengthened our liquidity position. MiNK Therapeutics repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus Lifesciences Ltd ("Zydus") and its affiliates, under which we received $91.0 million of consideration, subject to certain adjustments. These adjustments include reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow, which is to be released in accordance with the predefined parameters set forth in the Zydus agreements. See Note R for further discussion of the proceeds received in connection with the Zydus closing.

As of March 31, 2026, we had cash and cash equivalents of $35.0 million, compared with $3.0 million as of December 31, 2025. The March 31, 2026 cash balance excludes the $7.5 million held in escrow under the Zydus agreements, which is releasable to the Company in accordance with the predefined provisions of those agreements, and does not reflect outstanding receivables under our early access programs for botensilimab/balstilimab — including France’s Autorisation d’Accès Compassionnel (“AAC”) framework and paid named patient programs in other jurisdictions where permitted — which we expect to collect during the second quarter of 2026. Subsequent to quarter end, we received an additional $11.7 million in net proceeds from sales of common stock under our at-the-market equity offering program.

Also during the first quarter, we made cash payments of approximately $18.0 million to contract development and manufacturing organizations (CDMOs) and contract research organizations (CROs). CDMO payments principally funded the release of commercial-grade botensilimab supply and progressed manufacturing readiness for balstilimab. CRO payments principally supported the generation and delivery of clinical data sets required for our planned accelerated approval submission in the United States and conditional marketing authorization application in the European Union. These payments substantially settled liabilities accrued in prior periods and are reflected in the period-over-period decrease in accounts payable rather than in operating expenses for the three months ended March 31, 2026.

The output of these activities — clinical and pre-commercial supply of botensilimab and progressing supply of balstilimab, together with the regulatory data packages supporting planned U.S. and E.U. submissions — represents productive assets supporting future revenue generation across multiple periods. Cash deployments of this nature are distinct from our recurring operating expense base. We expect continued payments of this type during the second quarter as supply build and data-package completion advance, with the magnitude of those payments determined by the timing of CDMO and CRO milestone deliverables.

We have incurred significant losses since our inception in 1994. As of March 31, 2026, we had an accumulated deficit of $2.1 billion.

Based on our current operating plan and projections, including scheduled debt payments in the look-forward period (the majority of which is secured by certain real estate properties), and assuming completion of additional capital transactions currently under discussion, we believe our existing cash resources, together with anticipated revenues from our early access programs, will be sufficient to support our critical liquidity requirements into 2027. Advancing our planned registration and commercialization strategy for botensilimab/balstilimab and funding the Company through achievement of profitability will require additional capital.

We have historically financed our operations through corporate partnerships, advance royalty transactions, and debt and equity financings. We are actively pursuing additional financing and strategic alternatives, including corporate transactions, out-licensing arrangements, asset sales, project financing, additional debt or equity financings, and other strategic transactions, and we are in active discussions with potential strategic and financial partners regarding several of these alternatives.

Because the timing and completion of these transactions are not entirely within our control, in accordance with applicable accounting standards, substantial doubt exists about our ability to continue as a going concern for at least one year after the filing date of this Quarterly Report on Form 10-Q. The consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. We have also implemented cost management measures to preserve liquidity.

Our operating expenses for the quarter ended March 31, 2026, include cash and non-cash expenses. Non-cash expenses for the period include share-based compensation expense, depreciation and amortization expense and certain other non-cash items. Operating expenses in the first quarter also included expenses associated with our manufacturing facilities in the period before the facilities were sold to Zydus and costs incurred for services provided by Zydus that will be settled through the first contingent payment under the Zydus Purchase Agreement.

During the first quarter of 2026 we made cash payments totaling approximately $51.8 million, this included significant payments to settle liabilities accrued in prior periods and are not reflected in operating expenses for the three months ended March 31, 2026. These payments consisted of $18.0 million to contract development and manufacturing organizations (CDMOs) for the release of commercial-grade botensilimab supply, to contract research organizations (CROs) and clinical support organizations for clinical data sets supporting our planned accelerated approval submission in the United States and our conditional marketing authorization application in the European Union, $22.0 million in other non-recurring payments, including payments to settle finance lease and debt obligations in connection with the closing of the Zydus transactions and payments related to our manufacturing operations sold to Zydus in January 2026. The remaining $11.8 million in payments related to our other recurring operating activities.

We have also entered into payment plans with a portion of our existing vendors, allowing us to repay the associated accounts payable balances over a defined period.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $690.2 million over the term of the related activities. Through March 31, 2026, we have expensed $629.9 million as research and development expenses and $586.1 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $36.0 million and $25.6 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, achieving benchmarks as defined in existing collaboration agreements, and our ability to enter into new collaborations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and the risks highlighted in Part I, Item 1A "Risk Factors" of our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 0.7% and 4.7% of our cash used in operations for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively, was from our foreign subsidiaries. We are exposed to foreign currency exchange rate fluctuation risk related to our transactions denominated in foreign currencies. We do not currently employ specific strategies, such as the use of derivative instruments or hedging, to manage these exposures. Our currency exposures vary but are primarily concentrated in the British Pound, in large part due to our subsidiary, Agenus UK Limited, a company with operations in England.

We had cash and cash equivalents at March 31, 2026 of $35.0 million, which are exposed to the impact of interest rate changes, and our interest income fluctuates as interest rates change. Additionally, in the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing and invest excess cash. Due to the short-term nature of our investments in money market funds, our carrying value approximates the fair value of these investments at March 31, 2026.

There has been no material change to our interest rate exposure and our approach toward interest rate and foreign currency exchange rate exposures, as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Principal Executive Officer and Principal

Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2026, the U.S. Securities and Exchange Commission (the "SEC") informed the Company that it has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. The investigation originated in September 2024, when the Company received a subpoena from the Boston Regional Office of the SEC seeking records relating to certain of its product candidates, correspondence with the FDA, public disclosure, and other matters. The Company produced records pursuant to the subpoena and cooperated with the SEC throughout the investigation.

On March 24, 2026, the U.S. District Court for the District of Massachusetts (the "Court") granted the Company's motion to dismiss the putative securities class action captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, in its entirety, ruling in favor of the Company and the individual defendants, and denied the lead plaintiff's request for leave to amend. The action was originally filed in September 2024 against the Company and certain of its executives and directors. The amended complaint, filed February 7, 2025 by the court-appointed lead plaintiff, alleged that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. The lead plaintiff sought to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023 and July 17, 2024, and sought damages, interest, and an award of costs including attorneys' fees.

On April 15, 2026, the lead plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit in a case captioned Olsen v. Agenus, Inc., et al., No. 26-01421. The First Circuit requires the parties to participate in a mandatory settlement conference, which is scheduled for May 26, 2026. The Company intends to vigorously defend the District Court's dismissal on appeal.

The Company has also been served with four derivative actions filed in the Court between November 2024 and January 2025 by purported stockholders. These actions name certain of the Company's executives and directors and allege that defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of botensilimab and balstilimab. Plaintiffs seek an award of damages and an order directing the Company to reform and improve its corporate governance and internal procedures. On May 2, 2025, the Court consolidated the four actions in Case No. 1:24-cv-12823 and stayed all deadlines pending future developments in the securities class action.

The Company is not currently a party to any other material legal proceedings. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. Regardless of outcome, litigation can have a material adverse effect on the Company because of defense and settlement costs, diversion of management resources, and other factors..

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2025 Form 10-K.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

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

Date:	May 11, 2026	AGENUS INC.

/s/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D. Chairman and Chief Executive Officer (Principal Executive and Financial Officer)